Form 10-Q/A
period 2012-06-30
TCP Capital Corp.
filed 2012-08-14
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00899

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

*This re-filing of our Form 10-Q is solely to amend the filing number of our original filing on August 9, 2012.

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

Date: August 14, 2012
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: August 14, 2012
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

