Form 10-K
period 2012-12-31
TCP Capital Corp.
filed 2013-03-07
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00899

TCP CAPITAL CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	56-2594706
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000 Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 566-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 29, 2012 (the last business day of the Registrant’s most recently completed second quarter) was $56.0 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 6, 2013 was 21,477,628.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

Table of Contents

TCP CAPITAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Part I

In this annual report in Form 10-K, except as otherwise indicated, the terms:

“Holding Company” refers to Special Value Continuation Fund, LLC, a Delaware limited liability company, for the periods prior to the consummation of the Conversion described elsewhere in this report and to TCP Capital Corp. for the periods after the consummation of the Conversion;

“Operating Company” refers to Special Value Continuation Partners, LP, a Delaware limited partnership;

The “Advisor” refers to Tennenbaum Capital Partners, LLC, a Delaware limited liability company and the investment manager; and

“General Partner” and “Administrator” refer to SVOF/MM, LLC, a Delaware limited liability company, the general partner of the Operating Company and an affiliate of the Advisor and administrator of the Holding Company and the Operating Company.

For simplicity, this report uses the terms “Company,” “we,” “us” and “our” to include the Holding Company and, where appropriate in the context, the Operating Company, on a consolidated basis.

Item 1. Business

The Holding Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We seek to achieve our investment objective primarily through investments in debt securities of middle-market companies, which we typically define as those with enterprise values between $100 million and $1.5 billion. While we intend to primarily focus on privately negotiated investments in debt of middle-market companies, we may make investments of all kinds and at all levels of the capital structure, including in equity interests such as preferred or common stock and warrants or options received in connection with our debt investments. Our investment activities will benefit from what we believe are the competitive advantages of our Advisor, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies. We expect to generate returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments.

Investment operations are conducted in the Operating Company, of which the Holding Company owns 100% of the common limited partner interests. The Operating Company has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Operating Company is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (the “Administrator”) of the Holding Company and the Operating Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both the Holding Company and the Operating Company. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

The Holding Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements. The Operating Company has elected to be treated as a partnership for U.S. federal income tax purposes.

On April 2, 2012, the Holding Company converted from a limited liability company to a corporation (the “Conversion”). At the time of the Conversion, all limited liability company interests of Special Value Continuation Fund, LLC (“SVCF”) were exchanged for 15,725,635 shares of common stock in TCP Capital Corp. As a result of the Conversion, the books and records of SVCF have become the books and records of the surviving entity.

On April 3, 2012, the Holding Company priced its initial public offering (the “Offering”), selling 5,750,000 shares of its common stock at a public offering price of $14.75 per share.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

Tennenbaum Capital Partners, LLC

Our investment activities are managed by the Advisor. The Advisor is a leading investment manager (including specialty lending to middle-market companies). The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. As of December 31, 2012, the Advisor had in excess of $4.5 billion in committed capital under management, approximately 12% of which consists of the Holding Company’s committed capital, and a team of over 70 people including investment professionals and other personnel that focus on operations, finance, legal and compliance, accounting and reporting, investor relations, information technology, and administration. The Advisor was founded in 1999 by Michael E. Tennenbaum, Mark K. Holdsworth and Howard M. Levkowitz, and its predecessor entity, formed by the same individuals, commenced operations in 1996. The three founders along with David Adler, David A. Hollander, Michael E. Leitner, Philip M. Tseng and Rajneesh Vig constitute the Advisor’s active partners (the “Advisor Partners”). The Advisor Partners have significant industry experience, including experience investing in middle-market companies. Together, the Advisor Partners have invested over $11.0 billion in more than 250 companies since the Advisor’s inception, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We refer to the products that employ these strategies within the Advisor platform as the Opportunity Funds. We believe the Advisor Partners’ investment perspectives, complementary skills, and collective investment experience provide the Advisor with a strategic and competitive advantage in middle-market investing.

As our investment advisor, the Advisor is responsible for sourcing potential investments, conducting research, analyzing investment opportunities and structuring our investments and monitoring our portfolio companies on an ongoing basis. We believe that the Advisor has a proven long-term track record of positive performance, notwithstanding some periods during which losses were incurred, of sourcing deals, originating loans and successfully investing in middle-market companies and that the relationships of its investment professionals are integral to the Advisor’s success. The Advisor’s investment professionals have long-term working relationships with key sources of investment opportunities and industry expertise, including investment bankers, financial advisors, attorneys, private equity sponsors, other senior lenders, high-yield bond specialists, research analysts, accountants, and senior management teams. Additionally, the Advisor’s structure includes both a board of advisors and a group of Senior Executive Advisors, a team comprised of approximately 20 current and former executives from a variety of industries, which extends the reach of the Advisor’s relationships through a group of seasoned industry leaders and that can enhance our deal sourcing and due diligence activities.

We also benefit from the existing infrastructure and administrative capabilities of an established investment manager. The General Partner, an affiliate of the Advisor, serves as our Administrator and provides us with office space, equipment and office services. The tasks of our Administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Since the beginning of 2011, the Advisor executed in its Opportunity Funds over $980 million in direct origination leveraged loans primarily to middle-market companies, of which over $313 million was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

Operating and Regulatory Tax Structure

The Holding Company elected to be treated for U.S. federal income tax purposes as a RIC under the Code. As a RIC, the Holding Company generally does not have to pay corporate-level federal income taxes on any net ordinary income or capital gain that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements. The Operating Company is not a RIC nor will it seek RIC status and instead is intended to be treated as a partnership for tax purposes. The Holding Company and the Operating Company have elected to be treated as BDCs under the 1940 Act. As a BDC we are required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents, U.S. Government securities, and other high-quality debt investments that mature in one year or less and to comply with other regulatory requirements, including limitations on our use of debt. Because the Holding Company and the Operating Company are each BDCs, their assets, liabilities and results of operations will be consolidated for purposes of this 70% requirement.

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $4.3 billion of leveraged loans to 85 companies since 1999, of which we invested over $830 million in 53 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $35 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

Our typical investments are in performing middle-market companies. We believe that middle-market companies are generally less able to secure financing than larger companies and thus offer better return opportunities for those able to conduct the necessary diligence to appropriately evaluate these companies. We focus primarily on U.S. companies where we believe our Advisor’s perspective, complementary skills and investment experience provides us with a competitive advantage and in industries where our Advisor sees an attractive risk reward profile due to macroeconomic trends and existing the Advisor industry expertise.

Investment Portfolio

At December 31, 2012, our existing investment portfolio consisted of debt and equity positions in 54 portfolio companies valued at approximately $517.7 million. Debt positions represented approximately 93% of the total portfolio fair value and had a weighted-average effective yield and yield to maturity of approximately 11.3% and 11.6%, respectively. For purposes of this report, references to “yield to maturity” assume that debt investments in our portfolio as of a certain date are purchased at fair value on that date and held until their respective maturities with no prepayments or losses and are exited at par upon maturity. At December 31, 2012, the weighted-average remaining term of our debt investments was approximately 4.7 years. At December 31, 2012, the average investment size in our existing portfolio by issuer was $9.6 million.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2012.

Investment by Industry	Investment by Asset Type

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market, and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with a 15-year history and in excess of $4.7 billion in committed capital as of December 31, 2012, approximately 12% of which consists of the Holding Company’s committed capital, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company ( the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s Advisory Board, Senior Executive Advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of six voting members. In total, the Investment Committee consists of approximately 25 members from the Advisor, of which approximately 19 are non-voting members. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

Due Diligence Process

The foundation of the Advisor’s investment process is intensive investment research and analysis by its experienced staff of investment professionals. The Advisor’s senior professionals have worked together for numerous years and we believe that they have a superior level of credit investing knowledge relative to other credit investors. The Advisor supplements its in-house knowledge with industry experts, including CEO/CFO-level executives, with direct management experience in the industries under consideration. The Advisor prefers these industry experts to consultants because of the practical business advice that comes from having managed businesses. The Advisor rigorously and comprehensively analyzes issuers of securities of interest. The process includes a quantitative and qualitative assessment of the issuer’s business, an evaluation of its management, an analysis of the business strategy and industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. The Advisor’s due diligence process includes:

•	an assessment of the outlook for the industry and general macroeconomic trends;

•	discussions with issuer management and other industry executives, including the assessment of management/board strengths and weaknesses;

•	an analysis of the fundamental asset values and the enterprise value of the issuer;

•	review of the issuer’s key assets, core competencies, competitive advantages, historical and projected financial statements, capitalization, financial flexibility, debt amortization requirements, and tax, environmental, legal and regulatory contingencies;

•	review of the issuer’s existing credit documents, including credit agreements, indentures, intercreditor agreements, and security agreements; and

•	review of documents governing the issuer, including charter, by-laws, and key contracts.

Structuring Originations

As an early non-bank participant in the leveraged loan market, we believe that loan origination is a core competency of the Advisor. Supplementing industry deal teams’ experience and competency, the Advisor has seven professionals (including investment professionals) with legal experience, two of whom have a quarter-century each of relevant experience in secured credit. Deal teams work with the Advisor’s in-house legal specialists and outside counsel to structure over-collateralized loans with what we believe to be strong creditor protections and contractual controls over borrower operations. In many cases, the Advisor works to obtain contractual governance rights and board seats to protect principal and maximize post-investment returns. Deals usually include upfront fees and/or equity participations through warrants or direct equity stakes.

Trading and Secondary Market Purchases

A key element in maximizing investment returns in secondary purchases is buying and selling investments at the best available prices. The Advisor has a dedicated trading staff for both the highly specialized traded loan market and for high-yield bonds. Through its trading operations, the Advisor maintains its established relationships with a network of broker-dealers in the debt securities markets. These relationships provide the Advisor with access to the trading dynamics of existing or potential investments and assist it in effectively executing transactions. These relationships may also lead to the early identification of potential investment opportunities for the Company.

Portfolio Management & Monitoring

The Advisor actively monitors the financial performance of its portfolio companies and market developments. This constant monitoring permits the Advisor to update position risk assessments, seek to address potential problems early, refine exit plans, and make follow-on investment decisions quickly. We view active portfolio monitoring as a vital part of our investment process.

We consider board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to be critical to our performance. We have developed a monitoring template that seeks to ensure compliance with these standards and that is used as a tool by the Investment Committee to assess investment performance relative to plan.

•	Deal teams maintain contact with portfolio company management through regularly scheduled and ad hoc conference calls and onsite visits.

•	Deal teams review portfolio company progress relative to plan and pre-determined performance benchmarks.

•	Adverse or unexpected developments, as well as consequential routine updates, are reported to the Investment Committee and thoroughly discussed at regularly scheduled weekly meetings. If merited, the Investment Committee will hold ad hoc meetings as necessary to address urgent issues.

•	Deal teams, with Investment Committee approval, encourage portfolio company managers to catalyze events to monetize holdings for greater return, or where needed, corrective actions to address shortfalls to plan or benchmarks.

•	All existing portfolio holdings are formally reviewed in detail by the entire Investment Committee once per quarter at the Advisor’s quarterly portfolio review.

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The Investment Committee has six voting members: Todd R. Gerch, Mark K. Holdsworth, Michael E. Leitner, Howard M. Levkowitz, Michael E. Tennenbaum and Rajneesh Vig. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

Regulation

We have filed an election to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors or co-advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities”, which is defined in the 1940 Act as the lesser of a majority of the outstanding voting securities or 67% or more of the securities voting if a quorum of a majority of the outstanding voting securities is present.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without stockholder approval. Pursuant to the 1940 Act, our investment in the Operating Company is not subject to these limits because, among other reasons, (i) the Operating Company is our sole investment and (ii) we “pass-through” our votes on Operating Company matters to our stockholders and vote all of our interests in the Operating Company in the same proportion and manner as our stockholders vote their common stock on such matters.

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company which we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although reliance on other investors may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its investment manager, directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Taxation of the company

We have elected to be taxed as a RIC under Subchapter M of the Code. To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90 percent of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of our total assets and not more than 10 percent of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25 percent of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Code provides for certain exceptions to the foregoing diversification requirements. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We monitor our transactions to endeavor to prevent our disqualification as a RIC.

If we fail to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, we may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level U.S. federal income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% annual gross income requirement or the asset diversification requirements discussed above.

As a RIC, in any taxable year with respect to which we timely distribute at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-term capital gain in excess of short-term capital loss) that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income on a timely basis. To the extent that we retain our net capital gain for investment or any investment company taxable income, we will be subject to U.S. federal income tax at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

Certain amounts not distributed during a calendar year are subject to a nondeductible four percent U.S. federal excise tax payable by us. To avoid this tax, we would need to distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1)	at least 98 percent of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2)	at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

(3)	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the four percent federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

If, in any particular taxable year, we do not satisfy the Annual Distribution Requirement or otherwise were to fail to qualify as a RIC (for example, because we fail the 90% annual gross income requirement described above), and relief is not available as discussed above, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions generally will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

As a RIC, we are permitted to carry forward a net capital loss realized in a taxable year beginning before December 23, 2010 to offset our capital gain, if any, realized during the eight years following the year of the loss. A capital loss carryforward realized in a taxable year beginning before December 23, 2010 is treated as a short-term capital loss in the year to which it is carried. We are permitted to carry forward a net capital loss realized in taxable years beginning on or after December 23, 2010 to offset capital gain indefinitely. For net capital losses realized in taxable years beginning on or after December 23, 2010, the excess of our net short-term capital loss over our net long-term capital gain is treated as a short-term capital loss arising on the first day of our next taxable year and the excess of our net long-term capital loss over our net short-term capital gain is treated as a long-term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund-level U.S. federal income tax, regardless of whether they are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses.

Investment Structure

Once we determine that a prospective portfolio company is suitable for a direct investment, we work with the management of that company and its other capital providers, including senior and junior lenders, and equity holders, to structure an investment. We negotiate among these parties to agree on how our investment is expected to be structured relative to the other capital in the portfolio company’s capital structure.

Leveraged Loans

We structure our investments primarily as secured leveraged loans. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans generally have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests.

High-Yield Securities

The Company’s portfolio currently includes high-yield securities and the Company may invest in high-yield securities in the future. High-yield securities have historically experienced greater default rates than has been the case for investment grade securities and are generally rated below investment grade by one or more nationally recognized statistical rating organizations or will be unrated but of comparable credit quality to obligations rated below investment grade, and have greater credit and liquidity risk than more highly rated obligations. High-yield securities are generally unsecured and may be subordinate to other obligations of the obligor and are often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. The Company’s portfolio also includes mezzanine investments which are generally unsecured and rated below investment grade. Mezzanine investments of the type in which the Company invests in are primarily privately negotiated subordinated debt securities often issued in connection with leveraged transactions, such as management buyouts, acquisitions, re-financings, recapitalizations and later stage growth capital financings, and are generally accompanied by related equity participation features such as options, warrants, preferred and common stock. In some cases, our debt investments may provide for a portion of the interest payable to be paid-in-kind interest. To the extent interest is paid-in-kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

Warrants, Options and Minority Equity

In some cases, we will also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, if a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2012, none of the Operating Company’s debt investments were in non-accrual status. The Company does not anticipate distressed debt to be a significant part of its ongoing investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

Opportunistic Investments

Opportunistic investments may include, but are not limited to, investments in debt securities of all kinds and at all levels of the capital structure and may include equity securities of public companies that are thinly traded, emerging market debt, structured finance vehicles such as CLO funds and debt of middle-market companies located outside the United States. We do not intend such investments to be our primary focus.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk;

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances; and

•	selecting investments that we believe have a very low probability of loss.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940 (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for their administration. Elizabeth Greenwood currently serves as our chief compliance officer.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. A summary of the Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the adviser and our non-interested directors, and, accordingly, are subject to change.

The Advisor is registered under the Investment Advisers Act of 1940 and has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. The Advisor reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to the managing member any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Tennenbaum Capital Partners, LLC, 2951 28th Street, Suite 1000, Santa Monica, CA 90405.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of the Advisor and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Investment Management Agreements

The Holding Company and the Operating Company have entered into separate but substantially identical investment management agreements with the Advisor, under which the Advisor, subject to the overall supervision of our respective boards of directors, manages the day-to-day operations and provides investment advisory services to the Holding Company and the Operating Company. In addition, pursuant to the Amended and Restated Limited Partnership Agreement, the General Partner directs and executes the day-to-day operational activities of the Operating Company. For providing these services, the Advisor receives a base management fee and, in addition, the Advisor or the General Partner may receive incentive compensation.

The base management fee is currently paid by the Operating Company to the Advisor and the incentive compensation, if any, is paid by the Operating Company to the General Partner or the Advisor. The Holding Company, therefore, indirectly bears these amounts, which are reflected in our consolidated financial statements. If the Operating Company is terminated or for any other reasons incentive compensation is not paid by the Operating Company, such amounts will be paid directly by the Holding Company to the Advisor pursuant to its investment management agreement with the Advisor.

Under the terms of our investment management agreements, the Advisor:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

The Advisor’s services under the investment management agreements are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Pursuant to our investment management agreements, we pay the Advisor compensation for investment advisory and management services consisting of base management compensation and a two-part incentive compensation.

Management Fee. The base management fee is calculated at an annual rate of 1.5% of the Holding Company’s total assets (excluding cash and cash equivalents) payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fee for any partial quarter is appropriately pro-rated.

Incentive Compensation. We also pay incentive compensation to the Advisor or the General Partner. Under the investment management agreements and the Amended and Restated Limited Partnership Agreement, no incentive compensation was incurred until after January 1, 2013.

Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all ordinary income since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of contributed common equity annually. The incentive compensation initially is an equity allocation to the General Partner under the Amended and Restated Limited Partnership Agreement. If the Operating Company is terminated or for any other reasons incentive compensation is not distributed by the Operating Company, it would be paid pursuant to the investment management agreement between the Holding Company and the Advisor.

The incentive compensation has two components, ordinary income and capital gains. Each component will be payable or distributable quarterly in arrears (or upon termination of the Advisor as the investment manager or the General Partner as the general partner of the Operating Company, as of the termination date) beginning January 1, 2013 and calculated as follows:

Each of the two components of incentive compensation is separately subject to a total return limitation. Thus, notwithstanding the following provisions, we are not be obligated to pay or distribute any ordinary income incentive compensation or any capital gains incentive compensation if our cumulative total return does not exceed an 8% annual return on daily weighted average contributed common equity. If our cumulative annual total return is above 8%, the total cumulative incentive compensation we pay will not be more than 20% of our cumulative total return, or, if lower, the amount of our cumulative total return that exceeds the 8% annual rate.

Subject to the above limitation, the ordinary income component is the amount, if positive, equal to 20% of the cumulative ordinary income before incentive compensation, less cumulative ordinary income incentive compensation previously paid or distributed.

Subject to the above limitation, the capital gains component is the amount, if positive, equal to 20% of the cumulative realized capital gains (computed net of cumulative realized losses and cumulative net unrealized capital depreciation), less cumulative capital gains incentive compensation previously paid or distributed. For assets held on January 1, 2013, capital gain, loss and depreciation will be measured on an asset by asset basis against the value thereof as of December 31, 2012. The capital gains component will be paid or distributed in full prior to payment or distribution of the ordinary income component.

For purposes of the foregoing computations and the total return limitation, the following definitions apply:

•	“cumulative” means amounts for the period commencing January 1, 2013 and ending as of the applicable calculation date.

•	“contributed common equity” means the value of net assets attributable to our common stock as of December 31, 2012 plus the proceeds to us of all issuances of common stock less (A) offering costs of any of our securities or leverage facilities, (B) all distributions by us representing a return of capital and (C) the total cost of all repurchases of our common stock by us, in each case after December 31, 2012 and through the end of the preceding calendar quarter in question, in each case as determined on an accrual and consolidated basis.

•	“ordinary income before incentive compensation” means our interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) during the period, (i) minus our operating expenses during the period (including the base management fee, expenses payable under the administration agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock), (ii) plus increases and minus decreases in net assets not treated as components of income, operating expense, gain, loss, appreciation or depreciation and not treated as contributions or distributions in respect of common equity, and (iii) without reduction for any incentive compensation and any organization or offering costs, in each case determined on an accrual and consolidated basis.

•	“total return” means the amount equal to the combination of ordinary income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Company for the period, in each case determined on an accrual and consolidated basis.

If our total return does not exceed the total return limitation, the limitation will not have the effect of eliminating the possibility of paying such incentive compensation, but rather will postpone any incentive compensation until our cumulative annual total return exceeds the 8% threshold. The nature of the total return limitation may also make it easier for the Advisor to earn incentive compensation in higher interest rate environments or if our net asset value has increased.

Total Return Limitation
(based on cumulative annual total return)

Percentage of ordinary income and net realized capital gain
separately payable at various levels of total return.

The financial highlights in the notes to our financial statements include a calculation of total return based on the change in the market value of our shares. The financial highlights in the notes to our financial statements may also include a calculation of total return based on the change in our net asset value from period to period. The total return limitation for purposes of the incentive compensation calculations is based on the stated elements of return: ordinary income before incentive compensation, realized capital gain and loss and unrealized capital appreciation and depreciation. It differs from the total return based on the market value or net asset value of our shares in that it is a cumulative measurement that is compared to our daily weighted-average contributed common equity rather than a periodic measurement that is compared to our net asset value or market value, and in that it excludes incentive compensation.

Examples of Incentive Compensation Calculation

Example 1: Income Portion of Incentive Compensation:

Assumptions

•	Total return limitation(1) = 8%

•	Management fee(2) = 1.5%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 1%

Alternative 1

Additional Assumptions

•	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11.5%

•	cumulative ordinary income before incentive compensation (gross ordinary income-(management fee + other expenses)) = 9%

•	cumulative annual total return = 7%

•	prior ordinary income incentive compensation = 0%

Cumulative total return does not exceed total return limitation, therefore there is no income incentive compensation.

(1)	Represents 8.0% annualized total return limitation.

(2)	Represents 1.5% annualized management fee, assuming no liabilities.

(3)	Excludes organizational and offering costs.

Alternative 2

Additional Assumptions

•	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11%

•	cumulative ordinary income before incentive compensation (gross ordinary income–(management fee + other expenses)) = 8.5%

•	cumulative annual total return = 9.5%

•	prior ordinary income incentive compensation = 0%

Cumulative ordinary income before incentive compensation is positive and the cumulative total return exceeds the total return limitation, therefore there is income incentive compensation.

Income incentive compensation = ((20% x ordinary income before incentive compensation) but not more than ((100% x (cumulative total return up to 10%–8% total return limitation)) + (20% x cumulative total return above 10%)))

= ((20% x 8.5%) or, if less, ((100% x (9.5%–8%) + (20% x 0%)))

= 1.7% or, if less, 1.5%

= 1.5%

Alternative 3

Additional Assumptions

•	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 15.5%

•	cumulative ordinary income before incentive compensation (gross ordinary income–(management fee + other expenses)) = 13%

•	cumulative annual total return = 18%

•	prior ordinary income incentive compensation = 1%

Cumulative ordinary income before incentive compensation is positive and cumulative total return exceeds the total return limitation, therefore there is income incentive compensation.

Income incentive compensation = ((20% x ordinary income before incentive compensation) but not more than ((100% x (cumulative total return up to 10%–8% total return limitation)) + (20% x cumulative total return above 10%))), less income incentive compensation previously paid

= ((20% x 13%) or, if less, ((100% x (10%–8%) + (20% x (18%–10%)))–1%

= (2.6% or, if less, ((2% + (20% x 8%)))–1%

= (2.6% or, if less, (2% + 1.6%))–1%

= (2.6% or, if less, 3.6%)–1%

= 1.6%

Note that due to the priority of capital gains compensation over ordinary income compensation, had the 5%(4) of cumulative unrealized capital gains been realized, the capital gains incentive compensation would have been 1% (i.e. 20% x 5%) and would have reduced ordinary income compensation from 1.6% to 0.6%. Further, if there had been 1.6% or more of prior capital gains compensation, the ordinary income compensation payment would have been zero.

(4)	5% of cumulative unrealized capital gains = 18% cumulative annual total return — 13% cumulative ordinary income before incentive compensation

Example 2: Capital Gains Portion of Incentive Compensation:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A’’), and $30 million investment made in Company B (“Investment B”).

•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million. Cumulative annual total return of 40%.

•	Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.

•	Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.

The capital gains portion of the incentive compensation would be:

•	Year 1: None

•	Year 2: Capital gains incentive compensation of $6 million ($6 million = $30 million realized capital gains on sale of Investment A multiplied by 20% and total return limitation satisfied)

•	Year 3: None; no realized capital gains.

•	Year 4: Capital gains incentive compensation of $0.2 million ($31 million cumulative realized capital gains multiplied by 20%, less $6 million of capital gains incentive compensation paid in year 2 and total return limitation satisfied)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A’’), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Cumulative annual total return of 15%.

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Cumulative annual total return of 7%.

•	Year 4: FMV of Investment B determined to be $35 million. Cumulative annual total return of 20%.

•	Year 5: Investment B sold for $40 million. Cumulative annual total return of 20%.

The capital gains portion of the incentive compensation would be:

•	Year 1: None

•	Year 2: Capital gains incentive compensation of $5 million; 20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B, and the total return limitation is satisfied)

•	Year 3: None as the total return limitation is not satisfied

•	Year 4: Capital gains incentive compensation of $2 million ($35 million cumulative realized capital gains (including $5 million of realized capital gains from year 3 at a time when the total return limitation was not satisfied and no cumulative unrealized capital depreciation) multiplied by 20%, less $5 million capital gains incentive compensation paid in year 2, and the total return limitation is satisfied).

•	Year 5: Capital gains incentive compensation of $2 million ($45 million cumulative realized capital gains multiplied by 20%, less $7 million in capital gains incentive compensation paid in years 2 and 4, and the total return limitation is satisfied).

Payment of our expenses

All investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);

•	expenses, including travel expense, incurred by the Advisor or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all future offerings of common stock and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administration fees payable under our administration agreement;

•	transfer agent and custody fees and expenses;

•	the allocated costs incurred by the General Partner as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf.

Limitation of liability and indemnification

The investment management agreements provide that the Advisor and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreements also provide for indemnification by us of the Advisor’s members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Board and shareholder approval of the investment management agreements

Our board of directors held an in-person meeting on December 17, 2010, in order to consider and approve our investment management agreements. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment advisor, the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreements; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates are reasonable in relation to the services to be provided.

A majority of our currently existing shareholders approved the new investment management agreement. A discussion regarding the basis for our board of directors’ approval of the investment management agreements is available in our consent solicitation statement filed with the SEC on April 8, 2011.

Duration and termination

The investment management agreements were most recently re-approved by our board of directors on April 27, 2012 and will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreements will automatically terminate in the event of its assignment. The investment management agreements may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks related to our business — We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Administration Agreement

We have entered into administration agreements with the Administrator, which we refer to as the administration agreement, under which the Administrator provides administrative services to us. The Administrator provides services including, but not limited to, the arrangement for the services of, and the overseeing of, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the board of its performance of obligations under the administration agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs that we determine to be desirable. The Administrator is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required by any agreement or to be filed with the Securities and Exchange Commission or any other regulatory authority, including reports on Forms 8-K, 10-Q and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by us to our stockholders, reviewing and implementing any share purchase programs authorized by the board, maintaining or overseeing the maintenance of our books and records as required under the 1940 Act, and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for our proper operation. For providing these services, facilities and personnel, we reimburse the Administrator for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of overhead under the administration agreement and the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. From time to time, the Administrator may pay amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Administrator for such amounts paid on our behalf.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our business

We may not replicate the Company’s historical performance or the historical performance of other entities managed or supported by the Advisor.

We may not be able to replicate the Company’s historical performance or the historical performance of the Advisor’s investments, and our investment returns may be substantially lower than the returns achieved by the Company in the past. We can offer no assurance that the Advisor will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

We may suffer credit losses.

Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession, such as the United States and many other economies experienced over the past several years.

Our use of borrowed funds and preferred securities, including under the Leverage Program, to make investments exposes us to risks typically associated with leverage.

The Operating Company borrows money and has the Preferred Interests outstanding through the Leverage Program. As a result:

•	our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on any borrowed funds or preferred securities issued by us or the Operating Company;

•	our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends; and

•	our ability to amend the Operating Company organizational documents or investment management agreements may be restricted if such amendment could have a material adverse impact on the lenders under our Leverage Program.

The Preferred Interests have similar risks to our common stockholders as borrowings. The Preferred Interests rank “senior” to common stock in our capital structure, resulting in the Preferred Interests having certain separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. For example, payment of dividends and repayment of the liquidation preference of the Preferred Interests takes preference over any dividends or other payments to our common stockholders, and preferred holders are not subject to any of our expenses or losses. Furthermore, our Preferred Interests and the issuance of any additional preferred securities could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

The use of leverage creates increased risk of loss and is considered a speculative investment technique. The use of leverage magnifies the potential gains and losses from an investment and increases the risk of loss of capital. To the extent that income derived by us from investments purchased with borrowed funds or the issuances of preferred stock is greater than the cost of borrowing or issuing and servicing the preferred stock, our net income will be greater than if borrowing had not been used. Conversely, if the income from investments purchased from these sources is not sufficient to cover the cost of the leverage, our net investment income will be less than if leverage had not been used, and the amount available for ultimate distribution to the holders of common stock will be reduced. The extent to which the gains and losses associated with leveraged investing are increased will generally depend on the degree of leverage employed. We may, under some circumstances, be required to dispose of investments under unfavorable market conditions in order to maintain our leverage, thus causing us to recognize a loss that might not otherwise have occurred. In the event of a sale of investments upon default under our borrowing arrangements, secured creditors will be contractually entitled to direct such sales and may be expected to do so in their interest, rather than in the interests of the holders of common stock. Holders of common stock will incur losses if the proceeds from a sale in any of the foregoing circumstances are insufficient, after payment in full of amounts due and payable on leverage, including administrative expenses, to repay such holders investments in our common stock. As a result, you could experience a total loss of your investment. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. The ability to service any debt or the Preferred Interests that we have or may have outstanding depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. There is no limitation on the percentage of portfolio investments that can be pledged to secure borrowings. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our board of director’s assessments of market and other factors at the time of any proposed borrowing.

In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facility or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Under the Leverage Program, we must comply with certain financial and operational covenants. These covenants include:

•	restrictions on the level of indebtedness that we are permitted to incur and the number of Preferred Interests we are permitted to have outstanding in relation to the value of our assets;

•	restrictions on our ability to make distributions and other restricted payments under certain circumstances;

•	restrictions on extraordinary events, such as mergers, consolidation and sales of assets;

•	restrictions on our ability to incur liens and incur indebtedness; and

•	maintenance of a minimum level of stockholders’ equity.

In addition, by limiting the circumstances in which borrowings may occur under the Revolving Facility, the credit agreement related to the Revolving Facility, or the Credit Agreement, in effect provides for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of March 6, 2013, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreement. Failure to comply with these covenants would result in a default under the Credit Agreement which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the Credit Agreement. In addition, a default under the Credit Agreement will, in certain circumstances, require the Preferred Interests to be redeemed. As such, failure to comply with these covenants could have a material adverse impact on our business, financial condition and results of operations.

The Revolving Facility also has certain “key man” provisions. For example, it is an event of default if any of Michael E. Tennenbaum, Howard M. Levkowitz or Mark K. Holdsworth ceases to be actively involved in the management of the Advisor and is not replaced with someone with comparable skills within 180 days. Further, if any two of the individuals cease to be actively involved in management of the Advisor, the administrative agent under the Credit Agreement may veto a proposed replacement for one of such individuals and may veto any of the Operating Company’s portfolio transactions that are in excess of 15% of its total assets until a replacement has been appointed to fill one of such positions.

The Revolving Facility matures in July 2014 and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Revolving Facility or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Revolving Facility matures July 31, 2014, subject to extension by the lenders at our request for one 12-month period. Advances under the Revolving Facility generally bear interest at LIBOR plus 0.44%, subject to certain limitations. The Preferred Interests will be subject to mandatory redemption on July 31, 2016. We do not currently know whether we will renew, extend or replace the Revolving Facility upon its maturity or replace the Preferred Interests, or if we do either or both, whether we will be able to do so on terms that are as favorable as the Revolving Facility or Preferred Interests, respectively.

Upon the termination of the Revolving Facility, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. We expect that any facility we enter into will likely be on terms less favorable than currently contained in the Revolving Facility. Our ability to replace the Revolving Facility may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the Revolving Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

The creditors under the Revolving Facility have a first claim on all of the Company’s assets included in the collateral for the Revolving Facility.

Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred holders. Substantially all of our current assets have been pledged as collateral under the Revolving Facility. If an event of default occurs under the Revolving Facility, the lenders would be permitted to accelerate amounts due under the Revolving Facility and liquidate our assets to pay off amounts owed under the Revolving Facility and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

In the event of the dissolution of the Operating Company or otherwise, if the proceeds of the Operating Company’s assets (after payment in full of obligations to any such debtors and of any liquidation preference to any holders of preferred stock) are insufficient to repay capital invested in us by the holders of the common stock, no other assets will be available for the payment of any deficiency. None of our board of directors, the Advisor, the General Partner or any of their respective affiliates, have any liability for the repayment of capital contributions made to the Company by the holders of common stock. Holders of common stock could experience a total loss of their investment in the Company.

Lenders under the Revolving Facility may have a veto power over the Company’s investment policies.

If a default has occurred under the Revolving Facility, the lenders under the Revolving Facility may veto changes in investment policies. The Revolving Facility also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Company’s investment strategy or policies in any event.

If we incur additional leverage, it will increase the risk of investing in shares of our common stock.

The Company has indebtedness and the Preferred Interests outstanding pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the Revolving Facility and may increase the size of the Revolving Facility or enter into other borrowing arrangements.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses and preferred dividends. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2012, which represented borrowings and preferred stock equal to 37.9% of our total assets. On such date, we also had $549.2 million in total assets; an average cost of funds of 0.92%; $208.0 million aggregate principal amount of debt and liquidation preference of the Preferred Interests outstanding; and $316.0 million of total net assets. In order to compute the ‘‘Corresponding Return to Common Stockholders,” the ‘‘Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2012 to obtain an assumed return to us. From this amount, the interest expense and preferred dividends calculated by multiplying the interest rate and dividends of 0.92% by the $208.0 million debt and preferred stock is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2012 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments and preferred dividends may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-17%	-9%	-1%	8%	16%

The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

The lack of liquidity in substantially all of our investments may adversely affect our business.

Our investments generally are made and will continue to be made in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager has material non-public information regarding such portfolio company.

A substantial portion of our portfolio investments may be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity investments that we make for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

The Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could adversely impact our investment returns.

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts, including for other accounts in which certain holders of our common stock have investments, which we refer to as Other Advisor Accounts. Other Advisor Accounts invest in assets that are also eligible for purchase by us. Our investment policies, fee arrangements and other circumstances may vary from those of Other Advisor Accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and Other Advisor Accounts. In general, the Advisor and its affiliates will allocate investment opportunities pro rata among us and Other Advisor Accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us and described below. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more Other Advisor Accounts desire to sell it or we may not have additional capital to invest at a time Other Advisor Accounts do. When our investment allocations are made on a basis other than pro rata our investment performance may be less favorable when compared to the investment performance of Other Advisor Accounts with respect to those investments. The Advisor and its affiliates intend to allocate investment opportunities to us and Other Advisor Accounts in a manner that they believe in their judgment and based upon their fiduciary duties to be appropriate given the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations of ours and the Other Advisor Accounts. See “— Risks related to our operations as a BDC — While our ability to enter into transactions with our affiliates are restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.”

There may be situations in which Other Advisor Accounts and the Company might invest in different securities issued by the same portfolio company. It is possible that if the portfolio company’s financial performance and condition deteriorates such that one or both investments are or could be impaired, the Advisor might face a conflict of interest given the difference in seniority of the respective investments. In such situations, the Advisor would review the conflict on a case-by-case basis and implement procedures consistent with its fiduciary duty to enable it to act fairly to the Other Advisor Accounts and the Company in the circumstances. Any steps by the Advisor will take into consideration the interests of each of the affected clients, the circumstances giving rise to the conflict, the procedural efficacy of various methods of addressing the conflict and applicable legal requirements.

Moreover, the Advisor’s investment professionals, its Investment Committee (as defined below), its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by the Advisor or focused on our business may change in ways that are detrimental to our business.

We have limited operating history as a BDC and, if the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of the Advisor’s investment process. Although the Advisor manages closed-end funds with similar restrictions, the 1940 Act imposes numerous constraints on the operations of BDCs. The Advisor’s limited experience in operating under these constraints may hinder the Advisor’s ability to help us take advantage of attractive investment opportunities and to achieve our investment objectives. For example, BDCs are prohibited from making any nonqualifying investment unless at least 70% of their total assets are primarily in qualifying investments, which are primarily securities of private or thinly-traded U.S. companies (excluding certain financial companies), cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The Advisor has limited experience investing under these constraints. In addition, the General Partner has limited experience administering a BDC.

Our Advisor and its partners, officers, directors, stockholders, members, managers, employees, affiliates and agents may be subject to certain potential or actual conflicts of interest in connection with the activities of, and investments by, us.

The Advisor and its affiliates may spend substantial time on other business activities, including investment management and advisory activities for entities with the same or overlapping investment objectives, investing for their own account, financial advisory services (including services for entities in which we invest), and acting as directors, officers, creditor committee members or in similar capacities. Subject to the requirements of the 1940 Act and other applicable laws, the Advisor and its affiliates and associates intend to engage in such activities and may receive compensation from third parties for their services. Subject to the same requirements, such compensation may be payable by entities in which we invest in connection with actual or contemplated investments, and the Advisor may receive fees and other compensation in connection with structuring investments which they will share.

The Advisor’s management fee is based on a percentage of our total assets (other than cash or cash equivalents) and the Advisor may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur additional debt to increase management fees paid.

Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.

The incentive compensation payable by us to the Advisor and the General Partner may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation payable to the Advisor is determined may encourage the Advisor to increase the use of leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to our cumulative investment income. Although the incentive compensation payable to the General Partner or the Advisor is subject to a total return limitation, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in our best interests to not yet realize gains. Our directors monitor our use of leverage and the Advisor’s management of our investment program in the best interests of our common stockholders.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive compensation to the Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders will bear his or her share of our management and incentive compensation as well as indirectly bear the management and performance fees and other expenses of any investment companies in which we invest.

We may be obligated to pay the Advisor incentive compensation payments in excess of the amounts we would have paid if such compensation was subject to clawback arrangements.

The Advisor or the General Partner is entitled to incentive compensation for each fiscal quarter after January 1, 2013 in an amount equal to a percentage of our ordinary income (before deducting incentive compensation) since that date and, separately, a percentage of our realized capital gains (net of realized capital losses and unrealized depreciation) since that date, in each case subject to a cumulative total return requirement. If we pay incentive compensation and thereafter experience additional realized capital losses or unrealized capital depreciation such that we would no longer have been required to provide incentive compensation, we will not be able to recover any portion of the incentive compensation previously paid or distributed because our incentive compensation arrangements do not contain any clawback provisions. As a result, the incentive compensation could exceed 20% of our cumulative total return, depending on the timing of unrealized appreciation, net unrealized depreciation and net realized capital losses. For example, part of the incentive compensation payable or distributable by us that relates to our ordinary income is computed on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive compensation will become uncollectible. Similarly, the income component is measured against a total return limitation that includes unrealized gains. Such gains may not be realized or may be realized at a lower amount. Consequently, we may have paid incentive compensation on income in circumstances where we otherwise would not have done so and with respect to which we do not have a clawback right against the Advisor or the General Partner.

The General Partner may have certain interests that conflict with the interests of the board of directors in the governance of the Operating Company.

The General Partner, an affiliate of our Advisor, is responsible for the day-to-day operations of the Operating Company subject to the general supervision of the board of directors including various significant matters such as the issuance of additional classes of securities of the Operating Company and the determination of the timing and amounts of distributions payable by the Operating Company. The decisions of the General Partner with respect to these and other matters may be subject to various conflicts of interest arising out of its relationship with us and its affiliates. The General Partner could be confronted with decisions where it will, directly or indirectly, have an economic incentive to place its interests or the interests of its affiliates above ours.

The procedures for the appointment and removal of directors from the board of directors of the Operating Company differ from those of the Holding Company, which may result in the boards of directors of the Operating Company and the Holding Company consisting of different members.

The procedures for the appointment and removal of directors from the board of directors of the Operating Company differ from those of the Holding Company, which may result in the boards of directors of the Operating Company and the Holding Company consisting of different members. If the boards of directors of the Operating Company and the Holding Company consist of different members, the objectives of the boards of directors may differ and decisions regarding the management of the Operating Company may adversely affect the Holding Company.

We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs.

The Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

The Advisor’s investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we became subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and, consequently, your interests as a stockholder.

Our Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Advisor has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

If we fail to maintain our status as a business development company, our business and operating flexibility could be significantly reduced.

We qualify as business development companies under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, BDCs are prohibited from making any unqualifying investments unless at least 70% of their total assets are invested in qualifying investments which are primarily securities of private or thinly-traded U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under the Leverage Program, which could have a materially adverse effect on our business, financial conditions or results of operations.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order for the Company to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for reinvestment in common interests of the Operating Company, and treat such amounts as deemed distributions to its stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders and our stockholders will receive a tax credit for such amounts and an increase in basis. A stockholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

As a BDC, we are not able to issue senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred interests, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value or common stock price could decline.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities now invest in areas in which they have not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than what we may have originally anticipated, which may impact our return on these investments.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive our operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions and cause you to lose all or part of your investment.

Risks related to our investments

Our investments may be risky, and you could lose all or part of your investment.

We invest generally in middle-market companies primarily through leveraged loans.

Risks Associated with middle-market companies. Investing in private middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their respective businesses, financial structures or prospects; and

•	they may have difficulty accessing the capital markets to meet future capital needs.

Little public information exists about private middle-market companies, and we expect to rely on the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern disclosures and financial controls of public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

Lower Credit Quality Obligations. Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks:

•	increased price sensitivity to a deteriorating economic environment;

•	greater risk of loss due to default or declining credit quality;

•	adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and

•	if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

Adverse changes in economic conditions are more likely to lead to a weakened capacity of a lower grade issuer to make principal payments and interest payments than an investment grade issuer. The principal amount of lower grade securities outstanding has proliferated in the past decade as an increasing number of issuers have used lower grade securities for corporate financing. An economic downturn could severely affect the ability of highly leveraged issuers to service their debt obligations or to repay their obligations upon maturity. Similarly, downturns in profitability in specific industries could adversely affect the ability of lower grade issuers in that industry to meet their obligations. The market values of lower grade debt tend to reflect individual developments of the issuer to a greater extent than do higher quality investments, which react primarily to fluctuations in the general level of interest rates. Factors having an adverse impact on the market value of lower grade debt may have an adverse effect on our net asset value and the market value of our common stock. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default in payment of principal of or interest on our portfolio holdings. In certain circumstances, we may be required to foreclose on an issuer’s assets and take possession of its property or operations. In such circumstances, we would incur additional costs in disposing of such assets and potential liabilities from operating any business acquired.

The secondary market for lower grade debt is unlikely to be as liquid as the secondary market for more highly rated debt, a factor which may have an adverse effect on our ability to dispose of a particular instrument. There are fewer dealers in the market for lower grade securities than investment grade obligations. The prices quoted by different dealers may vary significantly and the spread between the bid and asked price is generally larger than for higher quality instruments. Under adverse market or economic conditions, the secondary market for lower grade debt could contract further, independent of any specific adverse changes in the condition of a particular issuer, and these instruments may become highly illiquid. As a result, we could find it more difficult to sell these instruments or may be able to sell the securities only at prices lower than if such instruments were widely traded. Prices realized upon the sale of such lower rated or unrated securities, under these circumstances, may be less than the prices used in calculating our net asset value.

Since investors generally perceive that there are greater risks associated with lower grade debt of the type in which we may invest a portion of our assets, the yields and prices of such debt may tend to fluctuate more than those for higher rated instruments. In the lower quality segments of the fixed income markets, changes in perceptions of issuers’ creditworthiness tend to occur more frequently and in a more pronounced manner than do changes in higher quality segments of the income securities market, resulting in greater yield and price volatility.

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Payment-in-kind Interest Risk. Our loans may contain a payment-in-kind, or PIK, interest provision. PIK investments carry additional risk as holders of these types of securities receive no cash until the cash payment date unless a portion of such securities is sold. If the issuer defaults the Company may obtain no return on its investment. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we determine to do so and in certain cases, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, if we distribute taxable dividends in the form of our common stock, we may have to distribute a stock dividend to account for PIK interest even though we have not yet collected the cash.

Preferred Stock Risk. To the extent we invest in preferred securities, there are special risks, including:

Deferral. Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes although we have not yet received such income.

Subordination. Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments.

Liquidity. Preferred securities may be substantially less liquid than many other securities, such as common stocks or U.S. Government securities.

Limited Voting Rights. Generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

Equity Security Risk. We may have exposure to equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities also have experienced significantly more volatility in those returns. The equity securities that we acquire may fail to appreciate and may decline in value or become worthless.

Hedging Transactions. We may employ hedging techniques to minimize currency exchange rate risks or interest rate risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Additionally, engaging in certain hedging transactions could result in adverse tax consequences, e.g. giving rise to income that does not qualify for the 90% annual gross income requirement applicable to RICs.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Over the past several years, the U.S. has been in a prolonged recessionary period followed by slower than historical rates of GDP growth and may return to a recessionary period or continue to a period of slow growth. Many other economies are currently in a prolonged recessionary period. Although these conditions have ameliorated to some degree, they could continue for a prolonged period of time or worsen in the future. In addition, several EU countries, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

The portfolio companies we invest in usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields in the future if capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, some of them of them at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for the Company in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments, although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

Risks related to our operations as a BDC

While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, our Advisor may face conflict of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

The Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. In addition, the Advisor may face conflicts of interests in making investments pursuant to the exemptive order.

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business may in the future require a substantial amount of capital. We may acquire additional capital from the issuance of additional shares of our common stock or from the additional issuance of senior securities (including debt and preferred stock). However, we may not be able to raise additional capital in the future on favorable terms or at all.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. If our common stock trades at a discount to net asset value, those restrictions could adversely affect our ability to raise equity capital. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

We may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test or any stricter test under the terms of our leverage instruments, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Changes in the laws or regulations governing our business or the business of our portfolio companies, or changes in the interpretations thereof or newly enacted legislation and regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition of us or our portfolio companies.

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange in which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2012, approximately $45.8 million, or approximately 8.4%, of our total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we are currently qualified as a RIC, no assurance can be given that we will be able to maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to its stockholders, we generally must meet the annual distribution, source-of-income and asset diversification requirements described below. In addition, our Leverage Program prohibits us from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or the Leverage Program.

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders on an annual basis. Since we use debt financing and have Preferred Interests outstanding, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of the Leverage Program, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due in the future, often only at the end of the loan. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of PIK arrangements are generally included in our taxable income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

Since we may recognize taxable income before or without receiving cash representing such income, if we invest to a substantial extent in non-cash paying debt instruments we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we are incurring additional expenses that may negatively impact our financial performance and our ability to make distributions. This process results in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 2951 28th Street Suite 1000, Santa Monica, CA 90405, and are provided by the Advisor in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We and the Advisor are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share since shares of our common stock began being regularly quoted on The Nasdaq Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained.

		Stock Price		Premium/ (Discount) of High Sales Price	Premium/ (Discount) of Low Sales Price to	Declared
	NAV(1)	High(2)	Low(2)	to NAV(3)	NAV(3)	Dividends
Fiscal year ended December 31, 2012
Second Quarter(4)	$14.70	$14.75	$13.80	0.3%	(6.1)%	$0.34

Third Quarter	$14.79	$15.96	$14.23	7.9%	(3.8)%	$0.35

Fourth Quarter	$14.71	$15.80	$14.66	7.4%	(0.3)%	$0.40	(5)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.

(3)	Calculated as of the respective High/Low Stock Price divided by the quarter end NAV.

(4)	From April 5, 2012 (initial public offering) to June 30, 2012.

(5)	Includes a special dividend of $0.05 per share.

As of March 6, 2013 we had 47 stockholders of record, and we had approximately 4,700 beneficial owners whose shares are held in the names of brokers, dealers and clearing agencies.

Distributions

Our quarterly dividends and distributions to common stockholders are recorded on the ex-dividend date and are determined under guidelines established by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. Changes in investment focus, expense levels and other factors may have an effect on the amount of distributions we pay in the future. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 9, 2012	March 9, 2012	April 3, 2012	$0.34	*	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	**	$8,590,586

*Based on 15,725,635 pro-forma converted shares before the initial public offering.

** Includes a special dividend of $0.05.

Tax characteristics of all dividends are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

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

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for dividends paid on or before December 31, 2012 with respect to any taxable year ending on or before December 31, 2011) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Item 6.	Selected Financial Data

The selected consolidated financial and other data below reflects the consolidated historical operations of the Holding Company and the Operating Company.

The selected consolidated financial data below for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 has been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008

Performance Data:
Interest income	$47,478,426	$42,113,358	$32,410,819	$26,678,140	$34,719,010
Dividend income	1,811,189	10,610,159	13,547,924	—	2,250,032
Other income	2,903,144	2,134,159	1,842,469	417,533	238,994
Total investment income	52,192,759	54,857,676	47,801,212	27,095,673	37,208,036
Interest and credit agreement expenses	857,757	942,288	893,806	949,554	5,314,342
Investment advisory expense	6,908,942	6,787,188	6,787,188	6,787,188	8,287,188
Other expenses	4,105,700	1,520,474	1,213,685	1,426,099	1,086,533
Total expenses	11,872,399	9,249,950	8,894,679	9,162,841	14,688,063
Net investment income	40,320,360	45,607,726	38,906,533	17,932,832	22,519,973
Realized and unrealized gains (losses)	(12,784,251)	(38,878,881)	31,621,019	36,142,346	(209,274,336)
Dividends to preferred interest holders	(1,602,799)	(1,545,555)	(1,519,759)	(1,740,964)	(5,190,988)
Minority Interest	—	—	—	—	3,149,915
Net increase in net assets from operations	$25,933,310	$5,183,290	$69,007,793	$52,334,214	$(188,795,436)
Per Share Data (at the end of the period):*
Net increase in net assets from operations	$1.21	$12.37	$164.72	$124.92	$(450.63)
Distributions declared per share	(1.43)	(75.19)	(89.99)	(36.28)	(19.10)
Average weighted shares outstanding for the period	21,475,847	418,956	418,956	418,956	418,956
Assets and Liabilities Data:
Investments	$517,683,087	$378,960,536	$453,034,872	$343,062,967	$348,504,225
Other assets	31,559,015	24,492,967	20,604,286	119,642,507	19,677,567
Total assets	549,242,102	403,453,503	473,639,158	462,705,474	368,181,792
Amount drawn on credit	74,000,000	29,000,000	50,000,000	75,000,000	34,000,000
facility
Other liabilities	24,728,267	2,116,211	25,050,178	20,431,955	3,239,231
Total liabilities	98,728,267	31,116,211	75,050,178	95,431,955	37,239,231

Preferred stock	—	—	23,527	25,391	23,516
Preferred limited partnership interest	134,526,285	134,466,418	134,377,869	134,368,337	135,173,468
Minority Interest	—	—	—	—	—
Net assets	$315,987,550	$237,870,874	$264,187,584	$232,879,791	$195,745,577
Investment Activity Data:
No. of portfolio companies at period end	54	41	44	40	27
Acquisitions	$359,020,926	$171,842,663	$262,837,727	$144,313,178	$169,262,403
Sales, repayments, and other disposals	$211,216,033	$216,916,444	$192,419,667	$195,383,341	$257,415,641
Weighted-Average Yield at end of period	11.3%	14.2%	13.1%	12.5%	18.5%

*	Per share amounts prior to 2012, were calculated based on 418,986 pre-Conversion shares outstanding. Per share amounts for 2012 are calculated on 21,475,847 weighted-average post-Conversion shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. For periods prior to April 2, 2012, the consolidated financial statements and related footnotes reflect the performance of Special Value Continuation Fund, LLC which was formed on July 17, 2006. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of TCP Capital Corp. (the “Holding Company,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and included in our amended registration statement on Form N-2 filed with the Securities and Exchange Commission on December 7, 2012.

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

Overview

The Holding Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Holding Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Holding Company’s investment objective is to achieve high total returns while minimizing losses. The Company invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Company may make equity investments directly. Investment operations are conducted in Special Value Continuation Partners, LP, a Delaware Limited Partnership (the “Operating Company”), of which the Company owns 100% of the common limited partner interests. The Partnership has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of the Company and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both the Company and the Operating Company. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

The Holding Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Holding Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Operating Company has elected to be treated as a partnership for U.S. federal income tax purposes.

On April 2, 2012, Special Value Continuation Fund, LLC (“SVCF”) converted from a limited liability company to a corporation, leaving the Holding Company as the surviving entity (the “Conversion”). At the time of the Conversion, all limited liability company interests were exchanged for 15,725,635 shares of common stock in the Holding Company. As a result of the Conversion, the books and records of SVCF have become the books and records of the surviving entity and the Operating Company became a wholly owned subsidiary of the Holding Company.

On April 3, 2012, the Holding Company priced its initial public offering (the “Offering”), selling 5,750,000 shares of its common stock at a public offering price of $14.75 per share.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and TCPC’s common stockholders indirectly bear all of the costs and expenses of the Holding Company and the Operating Company), which may include those relating to:

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

Additionally, the investment management agreement and the Amended and Restated Limited Partnership Agreement provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. No incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all ordinary income since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of contributed common equity annually. The incentive compensation initially is payable to the General Partner by the Partnership pursuant to the Amended and Restated Limited Partnership Agreement. If the Operating Company is terminated or for any other reason incentive compensation is not paid by the Operating Company, it would be paid pursuant to the investment management agreement between us and the Advisor. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

The valuation process adopted by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•	The investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our board of directors.

•	Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.

•	The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee of the board of directors.

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

As of December 31, 2012, 0.2% of our investments were categorized as Level 1, 19.1% were categorized as Level 2, 79.0% were Level 3 investments valued based on valuations by independent third party sources, and 1.7% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2012, we invested approximately $359.0 million across 28 new and 14 existing portfolio companies. Of these investments, 98% were senior secured debt comprised of senior loans ($312.6 million, or 87% of the total) and senior secured notes ($40.3 million, or 11% of the total). The remaining $6.1 million (2% of the total) of new investments were in unsecured debt and equity securities. Additionally, we received approximately $211.2 million in proceeds from sales or repayments of investments during year ended December 31, 2012 respectively.

At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012. At December 31, 2011, our investment portfolio of $379.0 million (at fair value) consisted of 41 portfolio companies and was invested 48% in senior secured loans, 24% in senior secured notes, 9% in unsecured or subordinated debt, and 19% in equity investments. Our average portfolio company investment at amortized cost was approximately $11.6 million. Our largest portfolio company investment by value was approximately $48.3 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2011.

The industry composition of our portfolio at fair value at December 31, 2012 was as follows:

Percent of Total
Industry	Investments
Software Publishers	8.8%
Gaming Industries	5.8%
Scheduled Air Transportation	5.1%
Radio and Television Broadcasting	4.8%
Wired Telecommunications Carriers	4.2%
Business Support Services	3.8%
Full-Service Restaurants	3.5%
Electric Power Generation, Transmission and Distribution	3.5%
Equipment Rental and Leasing	3.4%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	3.3%
Other Electrical Equipment and Component Manufacturing	3.1%
Nonferrous Metal Production and Processing	3.0%
Scientific Research and Development Services	3.0%
Motion Picture and Video Industries	2.9%
Grocery Stores	2.7%
Semiconductor and Other Electronic Component Manufacturing	2.7%
Metal and Mineral (except Petroleum) Merchant Wholesalers	2.6%
Architectural, Engineering, and Related Services	2.5%
Motor Vehicle Parts Manufacturing	2.5%
Electronic Shopping	2.4%
Other Professional, Scientific, and Technical Services	2.3%
Other Amusement and Recreation Industries	2.2%
Promoters of Performing Arts, Sports, and Similar Events	2.1%
Wireless Telecommunications	2.6%
Retail	2.0%
Nondepository Credit Intermediation	1.9%
Computer Equipment Manufacturing	1.8%
Artificial Synthetic Fibers and Filaments Manufacturing	1.8%
Data Processing, Hosting, and Related Services	1.6%
Petroleum and Coal Products Manufacturing	1.6%
Pharmaceutical and Medicine Manufacturing	1.6%
Iron and Steel Mills and Ferroalloy Manufacturing	1.3%
Other	3.6%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.3% at December 31, 2012 and 11.9% at December 31, 2011. The weighted effective yields on our senior debt and other debt investments were 11.4% and 9.9%, respectively, at December 31, 2012, versus 11.6% and 15.9% at December 31, 2011.

At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012. At December 31, 2011, 33% of our debt investments bore interest based on floating rates and 67% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 60% at December 31, 2011.

Results of operations

Results of operations for the year ended December 31, 2012 are not directly comparable to the year ended December 31, 2011, since 2011 reflects a portfolio prior to the Conversion with different investment objectives.

Investment income

Investment income totaled $52.2 million and $54.9 million, respectively, for the years ended December 31, 2012 and 2011, of which $49.3 million and $42.1 million were attributable to interest and fees on our debt investments, $1.8 million and $10.6 million to dividends from equity securities and $1.1 million and $2.1 million to other income, respectively. The decrease in investment income in the year ended December 30, 2012 compared to the year ended December 31, 2011 reflects significant dividends received from two equity positions in the year ended December 31, 2011 totaling $10.6 million compared to receipt of $1.8 million in dividends from one equity investment in the year ended December 31, 2012, partially offset by an increase in interest income due to the larger investment portfolio and the higher percentage of the portfolio in income-producing assets in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Expenses

Net expenses for the years ended December 31, 2012 and 2011 were $10.4 million and $9.2 million, respectively, which consisted of $6.9 million and $6.8 million in base management fees, $1.2 million and $0.3 million in legal and professional fees, $0.2 million and $0.3 million in interest expense and fees related to the Revolving Facility, $0.4 million and $0.4 million in amortization of debt issuance costs, and $1.7 million and $1.4 million in other expenses, respectively. No incentive compensation was paid during the years ended December 31, 2012 and 2011. The increase in expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects $0.4 million in professional fees relating to the Conversion and an overall increase in ongoing professional fees subsequent to the Conversion.

Net investment income

Net investment income was $40.3 million and $45.6 million respectively, for the years ended December 31, 2012 and 2011. The decrease in in net investment income in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects the decrease in dividend income, the increase in professional fees and other expenses, and the excise tax expense, partially offset by the increase in interest and other income in the year ended December 31, 2012.

Net realized and unrealized gain or loss

Net realized gains (losses) for the years ended December 31, 2012 and 2011 were $(16.0) million and $18.1 million, respectively. The net realized losses during the year ended December 31, 2012 were due a charge of $33.8 million on the Bulgaria Telecom restructuring, $29.3 million of which were previously included in unrealized losses and a reorganization charge on one other debt investment of $(5.5) million, partially offset by a gain of $17.0 million from the sale of International Wire Group Holdings, Inc. equity, and net gains of $6.3 million primarily from three debt investments,. For the years ended December 31, 2012 and 2011, the change in net unrealized appreciation or depreciation was $3.2 million and $(57.0) million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. For the year ended December 31, 2012, an expense of $1.5 million was recorded for U.S. federal excise tax. There was no U.S. federal excise tax recorded for the year ended December 31, 2011.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the years ended December 31, 2012 and 2011 were $1.6 million and $1.5 million, respectively, as average LIBOR rates for the two periods were similar.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $25.9 million and $5.2 million for the years ended December 31, 2012 and 2011, respectively. The increased amount in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects a lower net realized and unrealized loss, partially offset by the decrease in dividend income.

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

Net cash used in operating activities during the year ended December 31, 2012 was $88.4 million. Our primary use of cash in operating activities during this period consisted of settlements of investment acquisitions (net of dispositions) of $145.0 million, partially offset by net investment income (net of non-cash income) of approximately $56.6 million.

Net cash provided by financing activities was $95.6 million during the year ended December 31, 2012, consisting primarily of $81.0 million of net proceeds from our initial public offering, reduced by $28.8 million of dividends on common equity, $1.5 million of dividends on our preferred equity facility (the “Preferred Interests”), and $45.0 million of net draws under our revolving credit facility (the “Revolving Facility”).

At December 31, 2012, we had $18.0 million in cash and cash equivalents.

The Revolving Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At December 31, 2012, we had $74.0 million drawn and outstanding under the Revolving Facility, with an additional $42.0 million available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facility, and may therefore impact our ability to borrow under the Revolving Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facility or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2012, we were in compliance with all financial and operational covenants required by the Revolving Facility.

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

Contractual obligations

Our Revolving Facility is a senior secured revolving credit facility with certain lenders pursuant to which amounts may be drawn up to $116 million. The Revolving Facility matures on July 31, 2014, and may be extended at our option for one 12-month period. At December 31, 2012, $74 million in advances were outstanding under the Revolving Facility, all of which were short-term draws of less than one year.

We have also entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement will be equal to a percentage of the value of our gross assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to the organization, offering, capitalization, operation or administration of the Company and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

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

On November 7, 2012, our board of directors declared a quarterly dividend of $0.35 per share and a special dividend of $0.05 per share payable on December 31, 2012 to holders of record as of December 17, 2012. On December 31, 2012, we paid a cash dividend of $8.6 million.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 9, 2012	March 9, 2012	April 3, 2012	$0.34	*	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	**	$8,590,586

*Based on 15,725,635 pro-forma converted shares before the initial public offering.

** Includes a special dividend of $0.05.

The following table summarizes the total shares issued and proceeds received in the Offering net of underwriting discounts and offering costs as well as shares issued in connection with our dividend reinvestment plan for the period ended December 31, 2012:

	Shares Issued	Price Per Share	Proceeds Net of Underwriting and Offering Costs
April 3, 2012 initial public offering	5,750,000	$14.75	$80,961,755
Shares issued from dividend reinvestment plan	1,993	$15.25	$30,385

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Holding Company and the Operating Company has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	We have entered into a royalty-free license agreement with the Advisor , pursuant to which the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “TCP.”

•	Pursuant to its limited partnership agreement, the general partner of the Partnership is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partners or managing member of certain other funds managed by the Advisor.

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisor will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates will be restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, we may face conflict of interests and investments made pursuant to the exemptive order conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

Recent Developments

From January 1, 2013 through February 28, 2013, the Company has invested approximately $32.3 million in four loans with an effective yield of approximately 10.7%.

On March 7, 2013, the Company’s board of directors declared a first quarter cash dividend of $0.35 per share and a special dividend of $0.05 per share, both payable on March 29, 2013 to stockholders of record as of the close of business on March 18, 2013.

Item 7A: Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2012, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2012 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$6,043,091	$(6,240,000)	$(196,909)
Up 200 basis points	$2,904,624	$(4,160,000)	$(1,255,376)
Up 100 basis points	$324,264	$(2,080,000)	$(1,755,736)
Down 100 basis points	$(52,239)	$1,464,600	$1,412,361
Down 200 basis points	$(52,239)	$1,464,600	$1,412,361
Down 300 basis points	$(52,239)	$1,464,600	$1,412,361

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of

TCP Capital Corp.

We have audited the accompanying consolidated statements of assets and liabilities of TCP Capital Corp. (formerly Special Value Continuation Fund, LLC) (the Company), including the consolidated statements of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for the year ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of TCP Capital Corp. (formerly Special Value Continuation Fund, LLC) as of December 31, 2012 and 2011, the consolidated results of its operations, its changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2012 and the consolidated financial highlights for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating details appearing with the consolidated financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as whole.

/s/ Ernst & Young LLP

Los Angeles, California

March 7, 2013

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011

Assets
Investments, at fair value:
Unaffiliated issuers (cost of $508,302,758 and $380,905,101, respectively)	$440,772,190	$287,312,979
Controlled companies (cost of $44,964,189 and $26,711,048 respectively)	22,489,208	740,761
Other affiliates (cost of $55,803,421 and $66,175,217, respectively)	54,421,689	90,906,796
Total investments (cost of $609,070,368 and $473,791,366, respectively)	517,683,087	378,960,536

Cash and cash equivalents	18,035,189	10,831,678
Accrued interest income:
Unaffiliated issuers	4,039,149	5,505,427
Controlled companies	53,524	-
Other affiliates	482,634	783,375
Receivable for investments sold	7,727,415	4,297,270
Deferred debt issuance costs	696,018	1,137,513
Unrealized appreciation on swaps	179,364	172,424
Prepaid expenses and other assets	345,722	1,765,280
Total assets	$549,242,102	$403,453,503

Liabilities
Credit facility payable	74,000,000	29,000,000
Payable for investments purchased	21,814,819	267,911
Payable to the Investment Manager	109,200	226,100
Management and advisory fees payable	-	565,599
Interest payable	119,233	75,668
Accrued expenses and other liabilities	2,685,015	980,933
Total liabilities	98,728,267	31,116,211

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	526,285	466,418
Total preferred limited partner interests	134,526,285	134,466,418

Net assets applicable to common shareholders	$315,987,550	$237,870,874

Composition of net assets applicable to common shareholders
Common interests, $0.001 par value; unlimited interests authorized, 418,955.777 interests issued and outstanding as of December 31, 2011	$-	$419
Common stock, $0.001 par value; 200,000,000 shares authorized, 21,477,628 shares issued and outstanding as of December 31, 2012	21,478	-
Paid-in capital in excess of par	444,234,060	364,742,957
Accumulated net investment income	22,526,179	13,515,239
Accumulated net realized losses	(59,023,861)	(45,411,498)
Accumulated net unrealized depreciation	(91,770,306)	(94,976,243)
Net assets applicable to common shareholders	$315,987,550	$237,870,874

Net assets per share	$14.71	N/A

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments

December 31, 2012

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (90.12%)
Bank Debt (75.60%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (3.16%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 6.75%, 1.25% LIBOR Floor, due 4/2/18	$1,916,252	$1,882,302	$1,925,239	0.36%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/2/18	$14,976,011	14,493,414	14,953,547	2.80%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		16,375,716	16,878,786

Business Support Services (3.58%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, 12.5%, due 12/29/15	$19,878,935	18,821,586	19,193,112	3.58%

Computer Equipment Manufacturing (1.78%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%, 1.5% LIBOR Floor, due 12/4/18	$10,000,000	9,621,530	9,550,000	1.78%

Electric Power Generation, Transmission and Distribution (3.41%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,910,286	11,263,900	2.10%
Astoria Generating Company Acquisitions, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$7,000,000	6,727,929	7,040,845	1.31%
Total Electric Power Generation, Transmission and Distribution		17,638,215	18,304,745

Electronic Shopping (2.13%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, 13%, due 6/1/14	$11,382,687	10,869,637	11,422,526	2.13%

Equipment Rental and Leasing (3.28%)
Sky Funding AMR Lease Portfolio, Senior Subordinated 1st Lien Term Loan, 10%, due 9/6/16 - (Ireland)	$17,000,000	16,412,490	17,595,000	3.28%

Financial Investment Activities (0.02%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/31/22	$11,281,905	14,205,420	5,753,772	1.07%

Full-Service Restaurants (3.20%)
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16 (2)	$3,759,156	3,759,156	3,759,156	0.70%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16 (2)	$6,258,122	6,258,122	6,258,122	1.17%
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,106,805	5,106,805	5,106,805	0.96%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16 (2)	$1,976,470	1,922,118	1,976,470	0.37%
Total Full-Service Restaurants		17,046,201	17,100,553

Gaming Industries (5.61%)
Golden Gaming, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7% Cash + 1% PIK, 2% LIBOR Floor, due 4/15/16	$15,975,628	15,600,947	15,735,993	2.94%
AGS LLC, 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$13,269,231	12,781,083	13,395,288	2.50%
AGS LLC, DDTL 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$865,385	796,154	881,827	0.17%
Total Gaming Industries		29,178,184	30,013,108

Grocery Stores (2.58%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$13,461,182	13,461,182	13,797,711	2.58%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Insurance Related Activities (1.04%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 7/26/19	$5,600,000	$5,490,103	$5,590,676	1.04%

Iron and Steel Mills and Ferroalloy Manufacturing (1.22%)
Essar Steel Algoma, Inc., Senior Secured Term Loan, LIBOR + 7.5%, 1.25% LIBOR Floor, due 9/20/14	$6,581,231	6,464,979	6,537,367	1.22%

Motion Picture and Video Industries (2.83%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,362,125	8,220,313	1.53%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,488,038	6,964,202	1.30%
Total Motion Picture and Video Industries		16,850,163	15,184,515

Motor Vehicle Parts Manufacturing (2.41%)
DMI SMW Holding Corporation, Term Loan, LIBOR + 7.75%, 1.5% LIBOR Floor, due 12/21/17	$12,935,000	12,938,292	12,902,663	2.41%

Other Amusement and Recreation Industries (2.14%)
Intrawest Cayman L.P., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 12/4/17 - (Cayman Islands)	$1,250,000	1,231,250	1,257,813	0.23%
Intrawest Cayman L.P., 2nd Lien Term Loan, LIBOR + 9.5%, 1.25% LIBOR Floor, due 12/4/18 - (Cayman Islands)	$10,250,000	9,993,750	10,250,000	1.91%
Total Other Amusement and Recreation Industries		11,225,000	11,507,813

Other Electrical Equipment and Component Manufacturing (3.03%)
Palladium Energy, Inc., Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 12/21/17	$16,500,317	16,170,991	16,219,812	3.03%

Other Professional, Scientific, and Technical Services (2.27%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 7/26/19	$12,000,000	11,808,454	12,157,500	2.27%

Petroleum and Coal Products Manufacturing (1.57%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/2/17	$8,522,741	8,277,159	8,416,206	1.57%

Pharmaceutical and Medicine Manufacturing (1.51%)
Pharmaceutical Research Associates, Inc., 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 6/10/19	$8,000,000	7,840,000	8,085,000	1.51%

Promoters of Perfoming Arts, Sports, and Similar Events (2.06%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,792,091	11,055,000	2.06%

Radio and Television Broadcasting (4.58%)
Encompass Digital Media, Inc., 1st Lien Term Loan, LIBOR + 6.5%, 1.5% LIBOR Floor, due 8/10/17	$7,940,000	7,802,595	8,039,250	1.50%
Granite Broadcasting Corporation, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%, 1.25% LIBOR Floor, due 5/23/18	$9,950,000	9,719,719	9,974,875	1.86%
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,806,343	6,421,282	6,523,880	1.22%
Total Radio and Television Broadcasting		23,943,596	24,538,005

Retail (1.90%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.60%, 1% LIBOR Floor, due 9/25/17	$10,000,000	9,717,763	10,200,000	1.90%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Scheduled Air Transportation (3.11%)
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18 (6)	$366,557	$366,557	$367,370	0.07%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18 (6)	$456,613	456,613	454,580	0.08%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19 (6)	$593,200	593,200	597,720	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19 (6)	$609,107	609,107	612,000	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19 (6)	$609,360	609,360	612,850	0.11%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19 (6)	$614,434	614,434	617,440	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19 (6)	$619,468	619,468	622,030	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19 (6)	$639,631	639,631	640,730	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19 (6)	$635,009	635,009	636,990	0.12%
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18 (6)	$474,007	474,007	473,280	0.09%
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16 (2)	$410,410	410,410	548,340	0.10%
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16 (2)	$414,343	414,343	556,225	0.10%
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14 (2)	$251,941	251,941	277,780	0.05%
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15 (2)	$377,925	377,925	436,810	0.08%
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16 (2)	$486,501	486,501	653,220	0.12%
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16 (6)	$3,707,430	3,707,430	4,264,148	0.80%
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16 (6)	$3,849,284	3,849,284	4,351,424	0.81%
		15,115,220	16,722,937
Semiconductor and Other Electronic Component Manufacturing (2.61%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/29/15	$14,000,000	13,975,000	14,000,000	2.61%

Software Publishers (8.47%)
Blackboard, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.5% LIBOR Floor, due 10/4/18	$2,671,613	2,457,884	2,705,008	0.51%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,781,719	15,275,025	2.85%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor due 5/8/19	$15,000,000	14,717,168	14,831,250	2.77%
SumTotal Systems, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/13/19	$7,600,000	7,449,234	7,524,000	1.41%
The TriZetto Group, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 3/28/19	$5,000,000	4,927,523	4,979,175	0.93%
Total Software Publishers		44,333,528	45,314,458

Support Activities for Mining (0.06%)
Trico Shipping AS, 1st Lien Term Loan A, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$228,803	228,803	228,803	0.04%
Trico Shipping AS, 1st Lien Term Loan B, LIBOR + 8.5%, 1.5% LIBOR Floor, due 5/13/14 - (Norway)	$80,543	80,543	80,543	0.02%
Total Support Activities for Mining		309,346	309,346

Wired Telecommunications Carriers (2.52%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,262,515	3,525,355	3,744,685	0.70%
Integra Telecom Holdings, Inc., 1st Lien Term Loan, LIBOR + 7.25%, 2% LIBOR Floor, due 4/15/15	$8,477,489	8,070,172	8,518,096	1.60%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg)(4)	€980,713	1,059,723	1,125,653	0.22%
Total Wired Telecommunications Carriers		12,655,250	13,388,434

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Wireless Telecommunications Carriers (0.56%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 8.9%, due 10/9/12 - (Canada)	$3,037,292	$2,933,872	$3,000,845	0.56%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$10,168,765	9,762,014	10,270,452	1.92%
Total Wireless Telecommunications		12,695,886	13,271,297

Total Bank Debt		404,232,982	405,010,342

Other Corporate Debt Securities (14.51%)
Architectural, Engineering, and Related Services (1.33%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,209,840	7,209,840	7,134,137	1.33%

Artificial Synthetic Fibers and Filaments Manufacturing (1.72%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/14	$18,536,000	15,172,634	9,221,660	1.72%

Data Processing, Hosting, and Related Services (1.34%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$6,958,697	6,820,215	7,167,458	1.34%

Metal and Mineral (except Petroleum) Merchant Wholesalers (2.48%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	13,296,875	2.48%

Nondepository Credit Intermediation (1.87%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 (5)	$10,000,000	9,803,494	10,037,500	1.87%

Nonferrous Metal Production and Processing (2.88%)
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17 (2), (5)	$15,000,000	15,000,000	15,450,000	2.88%

Scientific Research and Development Services (2.89%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,110,000	16,446,295	15,484,550	2.89%

Total Other Corporate Debt Securities		82,775,353	77,792,180

Total Debt Investments		487,008,335	482,802,522

Equity Securities (6.51%)
Other Amusement and Recreation Industries (0.01%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	6,058	45,186,963	27,746	0.01%
Bally Total Fitness Holding Corporation, Warrants (3), (5)	10,924	-	1	-
Total Other Amusement and Recreation Industries		45,186,963	27,747

Architectural, Engineering, and Related Services (1.10%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	2,249,930	3,643,088	0.68%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,263,124	0.42%
Total Architectural, Engineering, and Related Services		11,561,712	5,906,212

Business Support Services (0.05%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,100,348	241,188	0.05%

Data Processing, Hosting, and Related Services (0.23%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,255,527	0.23%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Depository Credit Intermediation (0.15%)
Doral Financial Corporation, Common Stock (3)	1,077,795	$11,699,417	$780,431	0.15%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	1,574,284	51,253	0.01%

Electronic Shopping (0.21%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	915,198	0.16%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	283,346	0.05%
Total Electronic Shopping		462,576	1,198,544

Financial Investment Activities (0.02%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	84,349	0.02%

Full-Service Restaurants (0.16%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	849,478	0.16%

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	1,396	21,317	-

Nonmetallic Mineral Mining and Quarrying (0.51%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	2,730,458	0.51%

Radio and Television Broadcasting (0.06%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	336,197	0.06%

Scheduled Air Transportation (1.83%)
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL) (5), (6)	466	113,899	111,520	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL) (5), (6)	433	130,664	120,530	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL) (5), (6)	421	161,952	113,390	0.02%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL) (5), (6)	417	164,481	160,650	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL) (5), (6)	418	164,726	163,200	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL) (5), (6)	417	165,755	163,880	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL) (5), (6)	416	166,778	164,390	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL) (5), (6)	412	171,075	169,660	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL) (5), (6)	415	170,315	171,360	0.03%
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL) (5), (6)	442	136,326	83,300	0.02%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA) (2), (5)	43	151,759	479,682	0.09%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA) (2), (5)	43	148,561	473,761	0.09%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA) (2), (5)	62	298,394	624,746	0.12%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA) (2), (5)	52	267,249	616,897	0.12%
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA) (2), (5)	43	167,806	583,391	0.11%
United N659UA-767, LLC (N659UA) (5), (6)	312	1,773,072	2,771,428	0.52%
United N661UA-767, LLC (N661UA) (5), (6)	303	1,759,997	2,789,809	0.52%
Total Scheduled Air Transportation		6,112,809	9,761,594

Semiconductor and Other Electronic Component Manufacturing (0.01%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	68,922	0.01%

Support Activities for Mining (0.61%)
DeepOcean Group Holding AS, Common Stock - (Norway) (3), (5)	145,824	3,477,627	3,255,535	0.61%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2012

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Wired Telecommunications Carriers (1.55%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,038,718	0.94%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	-	-
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,273,095	0.61%
Total Wired Telecommunications Carriers		11,690,060	8,311,813

Total Equity Securities		122,062,033	34,880,565

Total Investments (7)		609,070,368	517,683,087

Cash and Cash Equivalents			18,035,189	3.37%

Total Cash and Investments			$535,718,276	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).
(3)	Non-income producing security.
(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)
(5)	Restricted security. (See Note 2)
(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer).
(7)	Includes investments with an aggregate market value of $1,382,875 that have been segregated to collateralize certain unfunded commitments.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $359,020,926 and $211,216,033, respectively for the year ended December 31, 2012. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2012 was $507,680,996, or 94.8% of total cash and investments of the Company.

Swaps at December 31, 2012 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$179,364

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

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011 (1)	2010 (1)
Investment income
Interest income:
Unaffiliated issuers	$42,139,023	$38,290,363	$29,158,784
Controlled companies	1,253,915	-	1,051,064
Other affiliates	5,850,394	3,822,995	2,200,971
Dividend income:
Unaffiliated issuers	-	-	280,139
Other affiliates	1,811,189	10,610,159	13,267,785
Other income:
Unaffiliated issuers	289,073	1,068,872	1,809,024
Controlled companies	490,066	-	-
Other affiliates	359,099	1,065,287	33,445
Total investment income	52,192,759	54,857,676	47,801,212

Operating expenses
Management and advisory fees	6,908,942	6,787,188	6,787,188
Professional fees relating to the Conversion	411,523	-	-
Amortization of deferred debt issuance costs	441,495	440,289	440,289
Legal fees, professional fees and due diligence expenses	1,165,318	331,589	480,026
Commitment fees	225,560	180,467	218,935
Director fees	199,333	180,960	181,695
Interest expense	190,702	321,532	234,582
Insurance expense	130,140	114,446	136,366
Custody fees	99,947	91,886	85,386
Other operating expenses	619,461	801,593	330,212
Total operating expenses	10,392,421	9,249,950	8,894,679

Net investment income before income taxes	41,800,338	45,607,726	38,906,533

Excise tax expense	1,479,978	-	-
Net investment income	40,320,360	45,607,726	38,906,533

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	(29,574,293)	17,818,481	8,147,980
Investments in non-controlled affiliates	13,584,105	261,308	10,527,629
Net realized gain (loss)	(15,990,188)	18,079,789	18,675,609

Net change in net unrealized appreciation/depreciation	3,205,937	(56,958,670)	12,945,410
Net realized and unrealized gain (loss)	(12,784,251)	(38,878,881)	31,621,019

Dividends paid on Series A preferred equity facility	(1,542,932)	(1,456,281)	(1,508,341)
Net change in accumulated dividends on Series A preferred equity facility	(59,867)	(88,549)	(9,532)
Dividends paid to Series Z preferred shareholders	-	(752)	(3,750)
Net change in reserve for dividends to Series Z preferred shareholders	-	27	1,864

Net increase in net assets applicable to common shareholders resulting from operations	$25,933,310	$5,183,290	$69,007,793

Basic and diluted earnings per common share	$1.21	N/A	N/A
Basic and diluted weighted average common shares outstanding	21,475,847	N/A	N/A

See accompanying notes.

(1)	2011 and 2010 Consolidated Statements of Operations reflect portfolios that were prior to the Conversion and had different objectives.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Accumulated Net Investment	Accumulated Net Realized	Accumulated Net Unrealized	Total Net
	Shares	Par Amount	in Excess of Par	Income	Losses	Depreciation	Assets

Balance at December 31, 2009	418,956	$419	$364,764,708	$1,156,140	$(82,078,493)	$(50,962,983)	$232,879,791

Net increase in net assets applicable to common shareholders resulting from operations	-	-	-	37,386,774	18,675,609	12,945,410	69,007,793
Dividends paid to common shareholders	-	-	-	(37,700,000)	-	-	(37,700,000)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(21,751)	(535,675)	557,426	-	-
Balance at December 31, 2010	418,956	$419	$364,742,957	$307,239	$(62,845,458)	$(38,017,573)	$264,187,584

Net increase in net assets applicable to common shareholders resulting from operations	-	-	-	44,062,171	18,079,789	(56,958,670)	5,183,290
Dividends paid to common shareholders	-	-	-	(31,500,000)	-	-	(31,500,000)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	-	645,829	(645,829)	-	-
Balance at December 31, 2011	418,956	$419	$364,742,957	$13,515,239	$(45,411,498)	$(94,976,243)	$237,870,874

Retirement of old common stock in the Conversion	(418,956)	(419)	419	-	-	-	-
Issuance of common stock in the Conversion	15,725,635	15,726	(15,726)	-	-	-	-
Issuance of common stock in public offering	5,750,000	5,750	80,956,005	-	-	-	80,961,755
Issuance of common stock from dividend reinvestment plan	1,993	2	30,383	-	-	-	30,385
Net increase in net assets applicable to common shareholders resulting from operations	-	-	-	38,717,561	(15,990,188)	3,205,937	25,933,310
Dividends paid to common shareholders	-	-	-	(28,808,774)	-	-	(28,808,774)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles			(1,479,978)	(897,847)	2,377,825
Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$315,987,550

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$25,933,310	$5,183,290	$69,007,793
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by operating activities:
Net realized loss (gain)	15,990,188	(18,079,789)	(18,675,609)
Net change in unrealized appreciation/depreciation of investments	(3,450,486)	56,547,320	(12,887,856)
Dividends paid on Series A preferred equity facility	1,542,932	1,456,281	1,508,341
Dividends paid to Series Z preferred shareholders	-	752	3,750
Net change in accumulated dividends on Series A preferred equity facility	59,867	88,549	9,532
Net change in reserve for dividends to Series Z preferred shareholders	-	(27)	(1,864)
Accretion of original issue discount	(1,176,644)	(934,936)	(488,138)
Net accretion of market discount/premium	(2,287,656)	(3,129,283)	(1,096,529)
Interest and dividend income paid in kind	(2,769,478)	(5,343,284)	(7,012,011)
Amortization of deferred debt issuance costs	441,495	440,289	440,289
Changes in assets and liabilities:
Purchases of investment securities	(356,251,448)	(171,842,663)	(262,837,727)
Proceeds from sales, maturities and paydowns of investments	211,216,033	216,916,444	192,414,667
Decrease (increase) in accrued interest income - unaffiliated issuers	1,466,278	(321,870)	(1,269,287)
Increase in accrued interest income - controlled companies	(53,524)	-	4,181
Decrease (increase) in accrued interest income – other affiliates	300,741	(570,662)	141,080
Decrease (increase) in receivable for investments sold	(3,430,145)	963,954	(3,449,805)
Decrease (increase) in prepaid expenses and other assets	1,419,558	(1,569,836)	(107,146)
Increase (decrease) in payable for investments purchased	21,546,908	(3,670,205)	(8,811,316)
Increase (decrease) in payable to the Investment Manager	(116,900)	133,275	92,825
Decrease in management and advisory fees payable	(565,599)	-	-
Increase (decrease) in interest payable	43,565	(3,934)	33,547
Increase in accrued expenses and other liabilities	1,704,082	498,803	(14,339)
Net cash (used in) provided by operating activities	(88,436,923)	76,762,468	(52,990,622)

Financing activities
Proceeds from draws on credit facility	184,000,000	101,000,000	192,000,000
Principal repayments on credit facility	(139,000,000)	(122,000,000)	(217,000,000)
Dividends paid on Series A preferred equity facility	(1,542,932)	(1,456,281)	(1,508,341)
Dividends paid to common shareholders	(28,808,774)	(51,200,000)	(24,200,000)
Proceeds from shares issued in connection with dividend reinvestment plan	30,385	-	-
Proceeds from common shares sold, net of underwriting and offering costs	80,961,755	-	-
Final redemption of Series Z preferred equity	-	(23,500)	-
Dividends paid to Series Z preferred shareholders	-	(752)	(3,750)
Net cash provided by (used in) financing activities	95,640,434	(73,680,533)	(50,712,091)

Net increase in cash and cash equivalents	7,203,511	3,081,935	(103,702,713)
Cash and cash equivalents at beginning of period	10,831,678	7,749,743	111,452,456
Cash and cash equivalents at end of period	$18,035,189	$10,831,678	$7,749,743

Non-cash financing activities
Conversion of 418,955.777 common interests with a market value of $235,884,525 into 15,725,635 shares of common stock converted at $15 per share.	$235,884,525	$–	$-

Supplemental cash flow information
Interest payments	147,137	325,466	201,035
Tax payments	502,978	–	21,751

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2012

1. Organization and Nature of Operations

TCP Capital Corp. (the “Company”) is a Delaware corporation formed on April 2, 2012 as an externally managed, closed-end, non-diversified management investment company. The Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Company invests primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Company may make equity investments directly. Investment operations are conducted in Special Value Continuation Partners, LP, a Delaware limited partnership (the “Partnership”), of which the Company owns 100% of the common limited partner interests. The Partnership has also elected to be treated as a BDC under the 1940 Act. These consolidated financial statements include the accounts of the Company and the Partnership. All significant intercompany transactions and balances have been eliminated in the consolidation.

The Company was formed through the conversion on April 2, 2012 of the Company’s predecessor, Special Value Continuation Fund, LLC (“SVCF”), from a limited liability company to a corporation in a non-taxable transaction, leaving the Company as the surviving entity (the “Conversion”). At the time of the Conversion, all limited liability company interests were exchanged for 15,725,635 shares of common stock in the Company. As a result of the Conversion, the books and records of SVCF have become the books and records of the surviving entity. For periods prior to April 2, 2012, the consolidated financial statements and related footnotes reflect the performance of SVCF. Per share amounts prior to the conversion are not considered useful and have been marked as “N/A” in the consolidated financial statements.

On April 3, 2012, the Company priced its initial public offering (the “Offering”), selling 5,750,000 shares of its common stock at a public offering price of $14.75 per share.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes. The General Partner of the Partnership is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator of the Company and the Partnership. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (“TCP”), which serves as the Investment Manager to both the Company and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Organization and Nature of Operations (continued)

Company management consists of the Investment Manager and the Board of Directors. Partnership management consists of the General Partner and the Board of Directors. The Investment Manager and the General Partner direct and execute the day-to-day operations of the Company and the Partnership, respectively, subject to oversight from the respective Board of Directors, which sets the broad policies of the Company and performs certain functions required by the 1940 Act in the case of the Partnership. The Board of Directors of the Partnership has delegated investment management of the Partnership’s assets to the Investment Manager. Each Board of Directors consists of four persons, three of whom are independent. If the Company or the Partnership has preferred equity interests outstanding, as the Partnership currently does, the holders of the preferred interests voting separately as a class are entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common shares and preferred interests voting together as a single class.

Preferred Equity

At December 31, 2012, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of December 31, 2012, the Partnership was in full compliance with such requirements.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

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

Unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2012 included the following:

Asset Type	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Bank Debt	$359,343,326	Market rate approach	Market yields	5.4% - 16.6% (11.3%)
		Market quotations	Indicative bid/ask quotes	1 – 4 (2)
		Market comparable companies	Revenue multiples	0.4x – 0.4x (0.4x)
		Market comparable companies	EBITDA multiples	6.5x – 8.4x (7.1x)
Corporate Debt	$24,339,095	Market rate approach	Market yields	14.0% - 14.0% (14.0%)
		Market comparable companies	EBITDA multiples	10.0x - 10.0x (10.0x)
Equity	$34,100,134	Market rate approach	Market yields	7.0% - 26.0% (13.1%)
		Market quotations	Indicative bid/ask quotes	1 – 1 (1)
		Market comparable companies	Revenue multiples	0.3x – 1.1x (0.8x)
		Market comparable companies	EBITDA multiples	3.4x – 8.4x (5.4x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments of the Partnership may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

At December 31, 2012, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs*	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ significant unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant unobservable inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,709,385)	(6,540,882)	(7,100,618)
Acquisitions	288,929,785	3,731,290	9,584,408
Dispositions	(84,994,292)	-	(37,923,184)
Transfers out of Level 3†	-	(4,080,000)	-
Transfers into Level 3††	4,167,407	-	-
Ending balance	$359,343,326	$17,171,637	$32,675,370

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(5,856,277)	$127,255	$(9,797,319)

† Comprised of one investment that transferred to Level 2 due to increased trading volumes.

†† Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains (losses)	-	284,156	274,554
Acquisitions	-	148,281	-
Dispositions	-	(729,167)	(5,842)
Transfers out of Level 3#	-	-	(147,574)
Reclassifications within Level 3##	(51,436)	-	51,436
Ending balance	$-	$7,167,458	$1,424,764

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$272,637	$274,555

# Comprised of one investment that transferred to Level 2 due to increased trading volumes.

## Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

There were no transfers between Level 1 and 2 during the year ended December 31, 2012.

At December 31, 2011, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$5,595,765	$2,502,152
2	Other observable market inputs*	23,837,668	86,131,333	-
3	Independent third-party pricing sources that employ significant unobservable inputs	159,949,811	24,061,229	68,114,764
3	Investment Manager valuations with significant unobservable inputs	51,436	7,464,188	1,252,190
Total		$183,838,915	$123,252,515	$71,869,106

* For example, quoted prices in inactive markets or quotes for comparable instruments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2011 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$113,346,599	$49,978,032	$117,368,154
Net realized and unrealized gains (losses)	1,827,187	(11,291,435)	(4,047,653)
Acquisitions	133,199,048	7,637,829	8,717,193
Dispositions	(86,909,992)	(23,566,434)	(52,836,899)
Transfers into Level 3**	-	13,168,606	-
Transfers out of Level 3†	(13,378,400)	-	-
Reclassifications within Level 3‡	11,865,369	(11,865,369)	(1,086,031)
Ending balance	$159,949,811	$24,061,229	$68,114,764

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,661,964	$(10,393,953)	$(5,609,802)

** Comprised of one investment that transferred from Level 2 due to decreased trading volumes.

† Comprised of one investment that transferred to Level 2 due to increased trading volumes.

‡ Comprised of one investment with a beginning-of-period fair value of $11,865,369 that was reclassified as bank debt and one investment with a beginning-of-period fair value of $1,086,031 that transferred to Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$63,163	$-	$4,314,940
Net realized and unrealized gains (losses)	4,096	74,605	(1,351,030)
Acquisitions	-	7,389,583	747
Dispositions	(15,823)	-	(2,798,498)
Reclassifications within Level 3#	-	-	1,086,031
Ending balance	$51,436	$7,464,188	$1,252,190

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$4,096	$-	$(3,392,686)

# Comprised of one investment that transferred from Independent Third Party Valuation.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

During the year ended December 31, 2011, one investment with a beginning-of-period fair value of $3,477,314 transferred from Level 2 to Level 1 following commencement of active trading on a national exchange.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. At December 31, 2012, the Partnership held foreign currency denominated investments comprising approximately 1.6% of the Partnership’s total investments. Such positions were converted at the closing rate in effect at December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions.  The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

The Partnership did not enter into any new derivative transactions during the year ended December 31, 2012. As of December 31, 2012, the Partnership holds a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the year ended December 31, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized	Unrealized
Cross currency basis swaps	$-	$6,940

Valuations of swaps held at December 31, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The Partnership’s income or loss is reported in the partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of December 31, 2012, all tax years of the Company and the Partnership since January 1, 2009 remain subject to examination by federal tax authorities. No such examinations are currently pending.

During the year ended December 31, 2012, the Company paid $502,978 in excise taxes related to income earned in 2011. As of December 31, 2012, the Company also accrued $977,000 in excise taxes related to income earned in 2012.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (continued)

Income and capital gain distributions are determined in accordance with income tax regulations, which may differ from GAAP. Capital accounts within the financial statements are adjusted at year end for permanent book and tax differences. At December 31, 2012, the Company reclassified $2,377,825 in foreign currency losses from accumulated net realized losses to accumulated net investment income and $1,479,978 in excise tax expenses from accumulated net investment income to paid-in capital. Temporary differences are primarily attributable to differing book and tax treatments for the timing of the recognition of gains and losses on certain investment transactions and the timing of the deductibility of certain expenses, and will reverse in subsequent periods.

As of December 31, 2012, the tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company and unrealized appreciation (depreciation) and cost of investments (including derivatives) were as follows:

Undistributed ordinary income	$25,065,740
Capital loss carryforwards	(37,747,057)
Post-October capital loss deferrals	(20,957,203)
Post-October currency loss deferrals	(2,548,930)

Unrealized appreciation	$27,845,827
Unrealized depreciation	(119,053,743)
Net unrealized depreciation	(91,207,916)

Cost	$609,070,367

The Company’s capital loss carryforwards will be used to offset capital gains in succeeding taxable years. Of the carryforwards, $2,987,224 and $34,759,833 will expire after 2017 and 2018, respectively. Distributions to holders of the Series A Preferred are treated, on an accrual basis, as distributions of ordinary income for federal tax purposes.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

4. Senior Secured Revolving Credit Facility (continued)

Advances under the Senior Facility bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. The weighted-average interest rate on outstanding borrowings at December 31, 2012 was 0.65%. In addition to amounts due on outstanding debt, the Senior Facility accrues commitment fees of 0.20% per annum on the unused portion of the Senior Facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The Senior Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants.  As of December 31, 2012, the Partnership was in full compliance with such covenants.

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

The Consolidated Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $1,187,555 at December 31, 2012.

6. Related Parties

The Company, the Partnership, the Investment Manager, the General Partner and their members and affiliates may be considered related parties.  From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company.  At December 31, 2012, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership.  At December 31, 2012, amounts reimbursable to the Investment Manager totaled $109,200, as reflected in the Consolidated Statement of Assets and Liabilities.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

7.  Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2012.

	Shares Issued	Price Per Share	Proceeds Net of Underwriting and Offering Costs
April 3, 2012 initial public offering	5,750,000	$14.75	$80,961,755
Shares issued from dividend reinvestment plan	1,993	$15.25	$30,385

The Company used the net proceeds from the above share issuances to repay outstanding indebtedness and for other general corporate purposes, including funding investments.

The Company’s dividends are recorded on the record date. The following table summarizes the Company’s dividends declared for the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 9, 2012	March 9, 2012	April 3, 2012	$0.34	*	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	**	$8,590,586

*Based on 15,725,635 pro-forma converted shares before the initial public offering.

** Includes a special dividend of $0.05.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8.  Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended December 31, 2012:

Year Ended December 31, 2012
Net increase in net assets applicable to common shareholders resulting from operations	$25,933,310
Weighted average shares outstanding†	21,475,847
Earnings per share	$1.21

† The weighted average number of shares are based on the assumption that the number of common shares issued in the Conversion on April 2, 2012 and those sold in the initial public offering on April 3, 2012 had been issued as of the beginning of the year.

9.  Subsequent Events

On March 7, 2013, the Board of Directors of the Company declared a first quarter cash dividend of $0.35 per share and a special dividend of $0.05 per share, both payable on March 29, 2013 to stockholders of record as of the close of business on March 18, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Financial Highlights

The financial highlights below show the Company's results of operations for the year ended December 31, 2012. Per share amounts are calculated assuming the common shares issued in the Conversion on April 2, 2012 and those sold in the initial public offering on April 3, 2012 had been issued as of the beginning of the year.

Year Ended
December 31, 2012

Per Common Share
Per share NAV post IPO on April 3, 2012	$14.76

Per share NAV at beginning of year (1)	$14.84

Investment operations:
Net investment income before income taxes	1.95
Excise taxes	(0.07)
Net investment income	1.88
Net realized and unrealized gain (loss)	(0.60)
Dividends on Series A preferred equity facility	(0.07)
Net change in accumulated dividends on Series A preferred equity facility	-

Total from investment operations	1.21

Distributions to common shareholders from:
Net investment income	(1.34)
Total distributions to common shareholders	(1.34)
Per share NAV at end of year	$14.71

Per share market price at end of year	$14.74

Total return based on market value (1), (2)	9.0%
Total return based on net asset value (1)	8.2%

Shares outstanding at end of year	21,477,628

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Financial Highlights (continued)

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Ratios to average common equity: (3)
Net investment income	13.6%	17.6%
Expenses (4)	3.5%	3.6%

Ending common shareholder equity	$315,987,550	$237,870,874
Portfolio turnover rate	48.3%	42.8%
Weighted-average debt outstanding	$25,374,317	$42,038,356
Weighted-average interest rate on debt	0.7%	0.8%
Weighted-average number of common shares (1)	21,475,847	N/A
Average debt per share (1)	$1.18	N/A

(1)	Calculated assuming the Conversion and the offering occurred on January 1, 2012.
(2)	Total return based on an offering price of $14.75.
(3)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.
(4)	Excludes excise taxes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

11. Select Quarterly Data (Unaudited)

	2012
	Q4	Q3	Q2	Q1 (1)

Total investment income	$17,181,003	$12,110,973	$11,086,458	$11,814,325
Net investment income before income taxes	14,037,545	9,603,653	8,921,038	9,238,102
Excise taxes	(977,000)	-	-	(502,978)
Net investment income	13,060,545	9,603,653	8,921,038	8,735,124
Net realized and unrealized gain (loss)	(5,743,587)	344,397	(2,497,360)	(4,887,701)
Preferred dividends	(391,402)	(399,121)	(397,477)	(414,799)
Net increase in net assets resulting from operations	$6,925,556	$9,548,929	$6,026,201	$3,432,624
Basic and diluted earnings per common share	$0.32	$0.44	$0.28	N/A

	2011 (1)
	Q4	Q3	Q2	Q1

Total investment income	$9,103,299	$10,509,783	$17,257,216	$17,987,378
Net investment income before income taxes	6,295,451	8,318,985	15,235,777	15,757,513
Excise taxes	-	-	-	-
Net investment income	6,295,451	8,318,985	15,235,777	15,757,513
Net realized and unrealized loss	(2,980,033)	(20,014,551)	(9,556,909)	(6,327,388)
Preferred dividends	(389,857)	(389,747)	(392,339)	(373,612)
Net increase in net assets resulting from operations	$2,925,561	$(12,085,313)	$5,286,529	$9,056,513
Basic and diluted earnings per common share	N/A	N/A	N/A	N/A

(1) Periods prior to the Conversion reflect portfolios that had different investment objectives.

 TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2012

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

Anacomp, Inc., Class A Common Stock	$740,761	$-	$-	$1,255,527
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18	-	403,947	(37,389)	367,370
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18	-	490,003	(33,390)	454,580
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19	-	631,014	(37,814)	597,720
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19	-	645,523	(36,417)	612,000
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19	-	646,372	(37,011)	612,850
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19	-	651,170	(36,735)	617,440
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19	-	655,930	(36,462)	622,030
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19	-	675,587	(35,956)	640,730
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19	-	671,812	(36,803)	636,990
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18	-	512,643	(38,636)	473,280
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL)	-	145,176	(31,277)	111,520
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL)	-	162,691	(32,027)	120,530
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL)	-	202,368	(40,415)	113,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL)	-	204,598	(40,116)	160,650
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL)	-	205,404	(40,679)	163,200
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL)	-	206,328	(40,572)	163,880
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL)	-	207,244	(40,467)	164,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL)	-	211,653	(40,578)	169,660
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL)	-	211,555	(41,241)	171,360
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL)	-	173,597	(37,271)	83,300
EPMC HoldCo, LLC, Membership Units	5,264,007	-	(1,276,226)	2,730,458
ESP Holdings, Inc., Cumulative Preferred 15%	3,287,872	-	-	3,643,088
ESP Holdings, Inc., Common Stock	7,473,887	-	-	2,263,124
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes,
6% Cash + 10% PIK, due 12/31/19	6,240,393	1,000,494	-	7,134,137
International Wire Group Holdings, Inc., Common Stock	30,077,606	-	(31,940,733)	-
International Wire Group Holdings, Inc., Senior Notes,
11.5% Cash or 12.25% PIK, due 4/15/15	18,180,000	-	(18,000,000)	-
International Wire Group Holdings, Inc., Senior Secured Notes,
8.5%, due 10/15/17	-	15,000,000	-	15,450,000
Real Mex Restaurants, Inc. Senior Secured Notes, 14%, due 1/1/13	12,410,823	-	(6,627,711)	-
RM Holdco, LLC, Membership Units	-	2,010,777	-	849,478
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	5,106,805	-	5,106,805
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	-	3,759,156	-	3,759,156
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B,
12% Cash + 7% PIK, due 3/19/16	-	6,258,122	-	6,258,122
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1,
12% Cash + 7% PIK, due 3/19/16		1,922,118	-	1,976,470
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	624,066	-	(66,886)	548,340
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	630,208	-	(65,449)	556,225
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	414,963	-	(122,068)	277,780
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	563,575	-	(109,385)	436,810
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	739,958	-	(76,848)	653,220
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	5,014,613	-	(886,810)	4,264,148
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	5,192,014	-	(860,025)	4,351,424
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA)	467,137	66,886	(35,913)	479,682
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA)	458,665	65,449	(35,325)	473,761
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA)	686,303	122,068	(45,201)	624,746
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA)	612,589	109,256	(47,505)	616,897
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA)	498,602	76,848	(46,776)	583,391
United N659UA-767, LLC (N659UA)	2,274,815	886,810	(674,712)	2,771,428
United N661UA-767, LLC (N661UA)	2,205,523	860,025	(663,033)	2,789,809

Note to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2011

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

Anacomp, Inc., Class A Common Stock	$1,086,031	$-	$-	$740,761
EPMC HoldCo, LLC, Membership Units	40,727,138	-	(24,308,286)	5,264,007
ESP Holdings, Inc., 15% PIK, Preferred Stock	3,005,832	-	-	3,287,872
ESP Holdings, Inc., Common Stock	7,565,535	-	-	7,473,887
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes,
18% PIK, due 3/31/15	5,321,627	887,719	-	6,240,393
International Wire Group, Inc., Senior Secured Notes, 9.75%, due 4/15/15	4,040,000	-	(4,200,000)	-
International Wire Group Holdings, Inc., Common Stock	43,468,524	-	(14,111,830)	30,077,606
International Wire Group Holdings, Inc., Senior Notes,
11.5% Cash or 12.25% PIK, due 4/15/15	-	20,000,000	(2,000,000)	18,180,000
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	719,200	-	(54,853)	624,066
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	723,647	-	(53,676)	630,208
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	558,944	-	(104,129)	414,963
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	695,004	-	(93,311)	563,575
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	849,983	-	(63,020)	739,958
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	-	5,329,739	(735,499)	5,014,613
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	-	5,351,577	(642,268)	5,192,014
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA)	311,102	54,853	(59,882)	467,137
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA)	307,754	53,676	(59,735)	458,665
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA)	375,796	104,129	(60,360)	686,303
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA)	357,648	93,311	(68,854)	612,589
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA)	338,830	63,020	(71,463)	498,602
United N659UA-767, LLC (N659UA)	-	2,235,686	(674,712)	2,274,815
United N661UA-767, LLC (N661UA)	-	2,170,785	(607,783)	2,205,523

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2012

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12	16,446,295
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12	9,803,494
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/11	3,477,627
Integra Telecom, Inc., Common Stock	11/19/09	8,433,884
Integra Telecom, Inc., Warrants	11/19/09	19,920
La Paloma Generating Company, Residual Claim	2/2/05	1,574,284
Marsico Holdings, LLC Common Interest Units	9/10/12	172,694
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/11	462,576
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11	-
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12	300,322
STG-Fairway Holdings, LLC, Class A Units	12/30/10	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11	6,820,215

December 31, 2011

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/2011	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/2011	3,477,627
Encompass Digital Media Group, Inc., Common Stock	1/15/2010	883,196
GSI Group, Inc., Common Stock	8/20/2008	753,225
Integra Telecom, Inc., Common Stock	11/19/2009	8,433,884
Integra Telecom, Inc., Warrants	11/19/2009	19,920
ITC^DeltaCom, Inc., Senior Secured Notes, 10.5%, due 4/1/16	4/9/2010	8,753,309
NEF Kamchia Co-Investment Fund, LP Interest	7/31/2007	3,367,227
NEF Telecom Company BV, Mezzanine Term Loan, EURIBOR + 4.5% Cash + 7.5% PIK, due 8/16/17	8/29/2007	26,162,416
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/2011	462,576
Shop Holdings, LLC, Warrants to Purchase Class A Units	6/2/2011	-
STG-Fairway Holdings, LLC, Class A Units	12/30/2010	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/2011	7,389,583

TCP Capital Corp. Consolidating Statement of Assets and Liabilities December 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$-	$440,772,190	$-	$440,772,190
Investment in subsidiary	317,209,574	-	(317,209,574)	-
Controlled companies	-	22,489,208	-	22,489,208
Other affiliates	-	54,421,689	-	54,421,689
Total investments	317,209,574	517,683,087	(317,209,574)	517,683,087

Cash and cash equivalents	-	18,035,189	-	18,035,189
Accrued interest income	-	4,575,307	-	4,575,307
Receivable for investment securities sold	-	7,727,415	-	7,727,415
Deferred debt issuance costs	-	696,018	-	696,018
Unrealized appreciation on swaps	-	179,364	-	179,364
Prepaid expenses and other assets	20,606	325,116	-	345,722
Total assets	317,230,180	549,221,496	(317,209,574)	549,242,102

Liabilities
Credit facility payable	-	74,000,000	-	74,000,000
Payable for investment securities purchased	-	21,814,819	-	21,814,819
Payable to the Investment Manager	61,051	48,149	-	109,200
Interest payable	-	119,233	-	119,233
Payable to subsidiary	-	-	-	-
Accrued expenses and other liabilities	1,181,579	1,503,436	-	2,685,015
Total liabilities	1,242,630	97,485,637	-	98,728,267

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	526,285	-	526,285
Total preferred limited partner interests	-	134,526,285	-	134,526,285
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

Composition of net assets
Common stock	$21,478	$-	$-	$21,478
Additional paid-in capital	444,234,060	441,328,969	(441,328,969)	444,234,060
Accumulated deficit	(128,267,988)	(124,119,395)	124,119,395	(128,267,988)
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2011

	Special Value			Special Value
	Continuation	Special Value		Continuation
	Fund, LLC	Continuation		Fund, LLC
	Standalone	Partners, LP	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$-	$287,312,979	$-	$287,312,979
Investment in subsidiary	237,606,302	-	(237,606,302)	-
Controlled companies	-	740,761	-	740,761
Other affiliates	-	90,906,796	-	90,906,796
Total investments	237,606,302	378,960,536	(237,606,302)	378,960,536

Cash and cash equivalents	-	10,831,678	-	10,831,678
Accrued interest income	-	6,288,802	-	6,288,802
Receivable for investment securities sold	-	4,297,270	-	4,297,270
Deferred debt issuance costs	-	1,137,513	-	1,137,513
Unrealized appreciation on swaps	-	172,424	-	172,424
Prepaid expenses and other assets	400,322	1,364,958	-	1,765,280
Total assets	238,006,624	403,053,181	(237,606,302)	403,453,503

Liabilities
Credit facility payable	-	29,000,000	-	29,000,000
Management and advisory fees payable	-	565,599	-	565,599
Payable for investment securities purchased	-	267,911	-	267,911
Payable to the Investment Manager	50,171	175,929	-	226,100
Interest payable	-	75,668	-	75,668
Accrued expenses and other liabilities	85,579	895,354	-	980,933
Total liabilities	135,750	30,980,461	-	31,116,211

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	466,418	-	466,418
Total preferred limited partner interests	-	134,466,418	-	134,466,418
Net assets	$237,870,874	$237,606,302	$(237,606,302)	$237,870,874

Composition of net assets
Common stock	$419	$-	$-	$419
Additional paid-in capital	364,742,957	358,636,781	(358,636,781)	364,742,957
Accumulated deficit	(126,872,502)	(121,030,479)	121,030,479	(126,872,502)
Net assets	$237,870,874	$237,606,302	$(237,606,302)	$237,870,874

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	-	$42,139,023	-	$42,139,023
Controlled companies	-	1,253,915	-	1,253,915
Other affiliates	-	5,850,394	-	5,850,394
Dividend income:
Affiliates	-	1,811,189	-	1,811,189
Other income:
Unaffiliated issuers	-	289,073	-	289,073
Controlled companies	-	490,066	-	490,066
Other affiliates	-	359,099	-	359,099
Total interest and related investment income	-	52,192,759	-	52,192,759

Operating expenses
Management and advisory fees	1,292	6,907,650	-	6,908,942
Professional fees relating to the Conversion	-	411,523	-	411,523
Amortization of deferred debt issuance costs	-	441,495	-	441,495
Legal fees, professional fees and due diligence expenses	376,309	789,009	-	1,165,318
Commitment fees	-	225,560	-	225,560
Director fees	66,444	132,889	-	199,333
Interest expense	-	190,702	-	190,702
Insurance expense	43,279	86,861	-	130,140
Custody fees	3,500	96,447	-	99,947
Other operating expenses	181,971	437,490	-	619,461
Total operating expenses	672,795	9,719,626	-	10,392,421

Net investment income (loss) before income taxes	(672,795)	42,473,133	-	41,800,338

Excise tax expense	1,479,978	-	-	1,479,978

Net investment income (loss)	(2,152,772)	42,473,133	-	40,320,360

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	-	(29,574,293)	-	(29,574,293)
Investments in affiliates	-	13,584,105	-	13,584,105
Net realized loss	-	(15,990,188)	-	(15,990,188)
Net change in unrealized appreciation/depreciation	28,086,083	3,205,937	(28,086,083)	3,205,937
Net realized and unrealized gain (loss)	28,086,083	(12,784,251)	(28,086,083)	(12,784,251)

Dividends paid on Series A preferred equity facility	-	(1,542,932)	-	(1,542,932)
Net change in accumulated dividends on Series A preferred equity facility	-	(59,867)	-	(59,867)

Net increase in net assets resulting from operations	$25,933,310	$28,086,083	$(28,086,083)	$25,933,310

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2011

	Special Value			Special Value
	Continuation	Special Value		Continuation
	Fund, LLC	Continuation		Fund, LLC
	Standalone	Partners, LP	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$-	$38,290,363	$-	$38,290,363
Other affiliates	-	3,822,995	-	3,822,995
Dividend income:
Other affiliates	-	10,610,159	-	10,610,159
Other income:
Unaffiliated issuers	-	1,068,872	-	1,068,872
Other affiliates	-	1,065,287	-	1,065,287
Total interest and related investment income	-	54,857,676	-	54,857,676

Operating expenses
Management and advisory fees	-	6,787,188	-	6,787,188
Amortization of deferred debt issuance costs	-	440,289	-	440,289
Legal fees, professional fees and due diligence expenses	97,661	233,928	-	331,589
Interest expense	-	321,532	-	321,532
Director fees	60,320	120,640	-	180,960
Commitment fees	-	180,467	-	180,467
Insurance expense	36,289	78,157	-	114,446
Custody fees	3,500	88,386	-	91,886
Other operating expenses	29,839	771,754	-	801,593
Total operating expenses	227,609	9,022,341	-	9,249,950

Net investment income	(227,609)	45,835,335	-	45,607,726

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain:
Investments in unaffiliated issuers	-	17,818,481	-	17,818,481
Investments in affiliates	-	261,308	-	261,308
Net realized gain	-	18,079,789	-	18,079,789
Net change in unrealized appreciation/depreciation	5,411,624	(56,958,670)	(5,411,624)	(56,958,670)
Net realized and unrealized gain (loss)	5,411,624	(38,878,881)	(5,411,624)	(38,878,881)

Dividends paid on Series A preferred equity facility	-	(1,456,281)	-	(1,456,281)
Net change in accumulated dividends on Series A preferred equity facility	-	(88,549)	-	(88,549)
Dividends paid to Series Z preferred shareholders	(752)	-	-	(752)
Net change in reserve for dividends to Series Z preferred shareholders	27	-	-	27

Net increase in net assets resulting from operations	$5,183,290	$5,411,624	$(5,411,624)	$5,183,290

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2010

	Special Value			Special Value
	Continuation	Special Value		Continuation
	Fund, LLC	Continuation		Fund, LLC
	Standalone	Partners, LP	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$-	$29,158,784	$-	$29,158,784
Controlled companies	-	1,051,064	-	1,051,064
Other affiliates	-	2,200,971	-	2,200,971
Dividend income:
Unaffiliated issuers	-	280,139	-	280,139
Other affiliates	-	13,267,785	-	13,267,785
Other income:
Unaffiliated issuers	-	1,809,024	-	1,809,024
Other affiliates	-	33,445	-	33,445
Total interest and related investment income	-	47,801,212	-	47,801,212

Operating expenses
Management and advisory fees	-	6,787,188	-	6,787,188
Legal fees, professional fees and due diligence expenses	102,140	377,886	-	480,026
Amortization of deferred debt issuance costs	-	440,289	-	440,289
Interest expense	-	234,582	-	234,582
Commitment fees	-	218,935	-	218,935
Director fees	66,644	115,051	-	181,695
Insurance expense	45,377	90,989	-	136,366
Custody fees	3,500	81,886	-	85,386
Other operating expenses	43,785	286,427	-	330,212
Total operating expenses	261,446	8,633,233	-	8,894,679

Net investment income	(261,446)	39,167,979	-	38,906,533

Net realized and unrealized gain on investments and foreign currency
Net realized gain:
Investments in affiliates	-	10,527,629	-	10,527,629
Investments in unaffiliated issuers	-	8,147,980	-	8,147,980
Net realized gain	-	18,675,609	-	18,675,609
Net change in unrealized appreciation/depreciation	69,271,125	12,945,410	(69,271,125)	12,945,410
Net realized and unrealized gain	69,271,125	31,621,019	(69,271,125)	31,621,019

Net change in undistributed earnings of minority interestholder	-	-	-	-
Dividends paid on Series A preferred equity facility	-	(1,508,341)	-	(1,508,341)
Net change in accumulated dividends on Series A preferred equity facility	-	(9,532)	-	(9,532)
Dividends paid to Series Z preferred shareholders	(3,750)	-	-	(3,750)
Net change in reserve for dividends to Series Z preferred shareholders	1,864	-	-	1,864

Net increase in net assets resulting from operations	$69,007,793	$69,271,125	$(69,271,125)	$69,007,793

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2012.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC (3)
10.2	Form of Administration Agreement of the Registrant (4)
10.3	Custodial Agreement dated as of July 31, 2006 (5)
10.4	Form of Transfer Agency and Registrar Services Agreement (6)
10.5	Form of License Agreement (7)
10.6	Credit Agreement dated July 31, 2006 (8)
10.7	First Amendment to Credit Agreement dated February 28, 2011 (9)
10.8	Form of Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP (10)
10.9	Form of Administration Agreement of Special Value Continuation Partners, LP (11)
14.1	Consolidated Code of Ethics of the Registrant and the Advisor (12)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

_______________________________

*	Filed herewith.
(1)	Incorporated by reference to the Exhibit (a)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(2)	Incorporated by reference to the Exhibit (b)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit (g) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(4)	Incorporated by reference to Exhibit (k)(1) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(5)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(6)	Incorporated by reference to Exhibit (k)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.
(7)	Incorporated by reference to Exhibit (k)(3) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.
(8)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(9)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(10)	Incorporated by reference to Exhibit (k)(8) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(11)	Incorporated by reference to Exhibit (k)(9) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(12)	Incorporated by reference to Exhibit (r)(1) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TCP Capital Corp.

By:
/s/ Howard M. Levkowitz
Howard M. Levkowitz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

March 7, 2013	/s/ Howard M. Levkowitz Howard M. Levkowitz	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

March 7, 2013	/s/ Eric J. Draut Eric J. Draut	Director

March 7, 2013	/s/ Franklin R. Johnson Franklin R. Johnson	Director

March 7, 2013	/s/ Peter E. Schwab Peter E. Schwab	Director

March 7, 2013	/s/ Rajneesh Vig Rajneesh Vig	President

March 7, 2013	/s/ Paul L. Davis Paul L. Davis	Chief Financial Officer (Principal Financial Officer)

