Form 10-Q
period 2013-03-31
TCP Capital Corp.
filed 2013-05-08
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 8, 2013 was 21,478,732.

Table of Contents

TCP CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments, at fair value:
Unaffiliated issuers (cost of $514,388,646 and $508,302,758, respectively)	$449,148,562	$440,772,190
Controlled companies (cost of $44,370,322 and $44,964,189 respectively)	21,612,031	22,489,208
Other affiliates (cost of $40,912,250 and $55,803,421, respectively)	39,234,352	54,421,689
Total investments (cost of $599,671,218 and $609,070,368, respectively)	509,994,945	517,683,087

Cash and cash equivalents	11,177,328	18,035,189
Accrued interest income:
Unaffiliated issuers	6,585,365	4,039,149
Controlled companies	50,689	53,524
Other affiliates	486,707	482,634
Receivable for investments sold	-	7,727,415
Deferred debt issuance costs	587,454	696,018
Unrealized appreciation on swaps	349,347	179,364
Prepaid expenses and other assets	779,018	345,722
Total assets	$530,010,853	$549,242,102

Liabilities
Credit facility payable	70,000,000	74,000,000
Incentive allocation payable	2,723,742	-
Payable for investments purchased	157,292	21,814,819
Interest payable	151,170	119,233
Payable to the Investment Manager	105,549	109,200
Accrued expenses and other liabilities	1,698,354	2,685,015
Total liabilities	74,836,107	98,728,267

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	510,274	526,285
Total preferred limited partner interests	134,510,274	134,526,285

General Partner interest in Special Value Continuation Partners, LP	471,078	-

Net assets applicable to common shareholders	$320,193,394	$315,987,550

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 21,478,732 and 21,477,628 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	21,479	21,478
Paid-in capital in excess of par	444,251,674	444,234,060
Accumulated net investment income	24,359,019	22,526,179
Accumulated net realized losses	(58,506,203)	(59,023,861)
Accumulated net unrealized depreciation	(89,932,575)	(91,770,306)
Net assets applicable to common shareholders	$320,193,394	$315,987,550

Net assets per share	$14.91	$14.71

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (90.88%)
Bank Debt (74.19%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (3.04%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 6.75%, 1.25% LIBOR Floor, due 4/3/18	$714,687	$705,388	$724,071	0.14%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/3/18	$14,952,425	14,485,234	15,101,949	2.90%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		15,190,622	15,826,020

Business Support Services (2.78%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,874,674	14,497,021	2.78%

Computer Equipment Manufacturing (2.21%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%, 1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,632,140	8,400,000	1.61%
Mitel US Holdings, Inc., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 2/27/19	$3,125,000	3,093,750	3,135,422	0.60%
Total Computer Equipment Manufacturing		12,725,890	11,535,422

Electric Power Generation, Transmission and Distribution (3.57%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,915,565	11,319,251	2.17%
Astoria Generating Company Acquisitions, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7%, 1.5% LIBOR Floor, due 10/26/17	$7,000,000	6,739,003	7,271,250	1.40%
Total Electric Power Generation, Transmission and Distribution		17,654,568	18,590,501

Electronic Shopping (2.00%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, 13%, due 6/1/14	$10,386,390	9,955,946	10,443,516	2.00%

Financial Investment Activities (0.76%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/31/22	$11,025,653	13,882,765	3,941,671	0.76%

Full-Service Restaurants (3.28%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,106,805	5,106,805	4,940,834	0.95%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,764,387	3,764,387	3,764,387	0.72%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$6,375,494	6,375,494	6,375,494	1.22%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,012,224	1,960,903	2,012,224	0.39%
Total Full-Service Restaurants		17,207,589	17,092,939

Gaming Industries (5.96%)
Golden Gaming, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7% Cash + 1% PIK, 2% LIBOR Floor, due 3/1/16	$15,976,999	15,603,254	15,737,344	3.02%
AGS LLC, 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$13,269,231	12,807,565	13,561,154	2.60%
AGS LLC, DDTL 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$1,730,769	1,661,538	1,768,846	0.34%
Total Gaming Industries		30,072,357	31,067,344

Grocery Stores (2.61%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$13,296,217	13,296,217	13,628,623	2.61%

Insurance Related Activities (1.10%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/8/19	$5,600,000	5,493,114	5,740,000	1.10%

Iron and Steel Mills and Ferroalloy Manufacturing (1.29%)
Essar Steel Algoma, Inc., Senior Secured Term Loan, LIBOR + 7.5%, 1.25% LIBOR Floor, due 9/20/14	$6,564,737	6,464,255	6,704,237	1.29%

Motion Picture and Video Industries (2.94%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,366,615	8,320,897	1.60%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,491,315	6,964,202	1.34%
Total Motion Picture and Video Industries		16,857,930	15,285,099

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Motor Vehicle Parts Manufacturing (2.51%)
DMI SMW Holding Corporation, 1st Lien Senior Secured Term Loan, LIBOR + 7.75%, 1.5% LIBOR Floor, due 12/21/17	$12,935,000	$12,947,983	$13,064,350	2.51%

Other Amusement and Recreation Industries (2.27%)
Intrawest Cayman L.P., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 12/4/17 - (Cayman Islands)	$1,246,875	1,228,172	1,274,936	0.24%
Intrawest Cayman L.P., 2nd Lien Term Loan, LIBOR + 9.5%, 1.25% LIBOR Floor, due 12/4/18 - (Cayman Islands)	$10,250,000	9,993,750	10,570,313	2.03%
Total Other Amusement and Recreation Industries		11,221,922	11,845,249

Other Electrical Equipment and Component Manufacturing (3.19%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 12/26/17	$16,500,317	16,186,387	16,632,320	3.19%

Other Professional, Scientific, and Technical Services (2.36%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 7/15/19	$12,000,000	11,813,421	12,315,000	2.36%

Petroleum and Coal Products Manufacturing (1.63%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/11/17	$8,414,858	8,182,038	8,520,043	1.63%

Pharmaceutical and Medicine Manufacturing (1.56%)
Pharmaceutical Research Associates, Inc., 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 6/10/19	$8,000,000	7,840,000	8,110,000	1.56%

Promoters of Performing Arts, Sports, and Similar Events (2.12%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,798,044	11,055,000	2.12%

Radio and Television Broadcasting (4.72%)
Encompass Digital Media, Inc., 1st Lien Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 8/10/17	$7,920,150	7,920,150	8,009,252	1.54%
Granite Broadcasting Corporation, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%, 1.25% LIBOR Floor, due 5/23/18	$9,925,000	9,703,565	9,949,813	1.91%
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,859,770	6,484,806	6,616,248	1.27%
Total Radio and Television Broadcasting		24,108,521	24,575,313

Retail (1.90%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.60%, 1% LIBOR Floor, due 9/25/17	$9,727,273	9,463,661	9,921,818	1.90%

Scheduled Air Transportation (3.00%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$347,755	347,755	349,350	0.07%
N918DL, 8%, due 8/15/18 (6)	$439,969	439,969	439,280	0.08%
N954DL, 8%, due 3/20/19 (6)	$574,079	574,079	570,350	0.11%
N955DL, 8%, due 6/20/19 (6)	$590,714	590,714	585,650	0.11%
N956DL, 8%, due 5/20/19 (6)	$590,661	590,661	585,990	0.11%
N957DL, 8%, due 6/20/19 (6)	$595,881	595,881	590,750	0.11%
N959DL, 8%, due 7/20/19 (6)	$601,058	601,058	595,510	0.11%
N960DL, 8%, due 10/20/19 (6)	$621,492	621,492	614,380	0.12%
N961DL, 8%, due 8/20/19 (6)	$616,432	616,432	610,300	0.12%
N976DL, 8%, due 2/15/18 (6)	$454,687	454,687	455,260	0.09%
Aircraft Secured Mortgages - Aircraft Leased to United Air Lines, Inc.
N510UA, 20%, due 10/26/16 (2)	$391,510	391,510	503,500	0.10%
N512UA, 20%, due 10/26/16 (2)	$395,850	395,850	511,860	0.10%
N536UA, 16%, due 9/29/14 (2)	$218,270	218,270	237,690	0.05%
N545UA, 16%, due 8/29/15 (2)	$347,752	347,752	397,385	0.08%
N585UA, 20%, due 10/25/16 (2)	$464,787	464,787	601,065	0.12%
N659UA, 12%, due 2/28/16 (6)	$3,468,682	3,468,682	3,881,939	0.74%
N661UA, 12%, due 5/4/16 (6)	$3,617,747	3,617,747	4,063,848	0.78%
Total Scheduled Air Transportation		14,337,326	15,594,107

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Semiconductor and Other Electronic Component Manufacturing (2.69%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/30/15	$14,000,000	$13,975,000	$14,000,000	2.69%

Software Publishers (8.24%)
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,787,278	15,342,225	2.94%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 5/17/19	$15,000,000	14,724,552	15,000,000	2.88%
SumTotal Systems, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/16/19	$7,600,000	7,454,681	7,552,500	1.45%
The TriZetto Group, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 3/28/19	$5,000,000	4,929,689	5,075,000	0.97%
Total Software Publishers		41,896,200	42,969,725

Wired Telecommunications Carriers (3.92%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,262,515	3,525,355	3,846,740	0.74%
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5%, 1.25% LIBOR Floor, due 2/22/20	$15,000,000	14,674,950	15,446,925	2.96%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg) (4)	€980,713	1,059,723	1,156,331	0.22%
Total Wired Telecommunications Carriers		19,260,028	20,449,996

Wireless Telecommunications Carriers (2.54%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 10.9%, due 4/30/14 - (Canada)	$3,037,292	2,933,872	3,023,624	0.58%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$10,104,406	9,700,229	10,205,450	1.96%
Total Wireless Telecommunications		12,634,101	13,229,074

Total Bank Debt		387,340,559	386,634,388

Other Corporate Debt Securities (16.69%)
Architectural, Engineering, and Related Services (1.38%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,209,840	7,209,840	7,209,840	1.38%

Artificial Synthetic Fibers and Filaments Manufacturing (1.83%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/14	$18,536,000	15,172,634	9,546,040	1.83%

Data Processing, Hosting, and Related Services (1.45%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$6,993,490	6,855,009	7,552,970	1.45%

Metal and Mineral (except Petroleum) Merchant Wholesalers (2.54%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	13,248,048	2.54%

Metal Ore Mining (1.44%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 (5)	$7,359,000	7,321,771	7,515,379	1.44%

Nondepository Credit Intermediation (1.98%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 (5)	$10,000,000	9,808,736	10,300,000	1.98%

Nonferrous Metal Production and Processing (2.98%)
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17 (5)	$15,000,000	15,000,000	15,508,499	2.98%

Scientific Research and Development Services (3.09%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,110,000	16,446,295	16,083,400	3.09%

Total Other Corporate Debt Securities		90,137,160	86,964,176

Total Debt Investments		477,477,719	473,598,564

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (6.98%)
Architectural, Engineering, and Related Services (1.21%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (5)	20,297	$2,249,930	$3,643,088	0.70%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,674,472	0.51%
Total Architectural, Engineering, and Related Services		11,561,712	6,317,560

Business Support Services (0.23%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,100,348	1,209,960	0.23%

Data Processing, Hosting, and Related Services (0.24%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,255,527	0.24%

Depository Credit Intermediation (0.15%)
Doral Financial Corporation, Common Stock (3)	1,077,795	11,699,417	759,522	0.15%

Electric Power Generation, Transmission and Distribution (0.01%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	1,574,284	51,253	0.01%

Electronic Shopping (0.26%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	1,020,008	0.19%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	353,286	0.07%
Total Electronic Shopping		462,576	1,373,294

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	9,278	-

Full-Service Restaurants (0.15%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	751,443	0.15%

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	1,396	17,982	-

Nonmetallic Mineral Mining and Quarrying (0.53%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	2,782,966	0.53%

Other Amusement and Recreation Industries (0.00%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	6,058	45,186,963	18,174	-
Bally Total Fitness Holding Corporation, Warrants (3), (5)	10,924	-	1	-
Total Other Amusement and Recreation Industries		45,186,963	18,175

Radio and Television Broadcasting (0.07%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	345,536	0.07%

Scheduled Air Transportation (1.89%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	529	109,193	111,180	0.02%
N918DL Trust Beneficial Interests (5), (6)	479	124,973	120,530	0.02%
N954DL Trust Beneficial Interests (5), (6)	463	154,136	85,680	0.02%
N955DL Trust Beneficial Interests (5), (6)	455	156,265	129,880	0.02%
N956DL Trust Beneficial Interests (5), (6)	457	156,449	133,110	0.03%
N957DL Trust Beneficial Interests (5), (6)	455	157,444	133,790	0.03%
N959DL Trust Beneficial Interests (5), (6)	454	158,434	134,300	0.03%
N960DL Trust Beneficial Interests (5), (6)	449	162,544	139,740	0.03%
N961DL Trust Beneficial Interests (5), (6)	452	161,755	142,290	0.03%
N967DL Trust Beneficial Interests (5), (6)	494	130,007	83,980	0.02%
Equipment Trusts - Aircraft Leased to United Air Lines, Inc.
N510UA Trust Beneficial Interests (2), (5)	46	161,681	485,106	0.09%
N512UA Trust Beneficial Interests (2), (5)	45	158,224	478,704	0.09%
N536UA Trust Beneficial Interests (2), (5)	66	320,764	642,039	0.12%
N545UA Trust Beneficial Interests (2), (5)	56	285,666	632,306	0.12%
N585UA Trust Beneficial Interests (2), (5)	45	177,826	589,948	0.11%
United N659UA-767, LLC (N659UA) (5), (6)	336	1,843,142	2,926,343	0.56%
United N661UA-767, LLC (N661UA) (5), (6)	326	1,825,775	2,873,073	0.55%
Total Scheduled Air Transportation		6,244,278	9,841,999

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Semiconductor and Other Electronic Component Manufacturing (0.01%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	$-	$68,922	0.01%

Support Activities for Mining (0.64%)
DeepOcean Group Holding BV, Common Stock - (Norway) (3), (5)	145,824	3,477,624	3,323,768	0.64%

Wired Telecommunications Carriers (1.59%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	8,433,884	5,048,571	0.97%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	-
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,220,625	0.62%
Total Wired Telecommunications Carriers		11,690,060	8,269,196

Total Equity Securities		122,193,499	36,396,381

Total Investments		599,671,218	509,994,945

Cash and Cash Equivalents (2.14%)
Cash and Cash Equivalents			11,177,328	2.14%

Total Cash and Investments			$521,172,273	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).
(3)	Non-income producing security.
(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)
(5)	Restricted security. (See Note 2)

(6)    Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $40,263,751 and $51,006,153, respectively for the three months ended March 31, 2013. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2013 was $499,689,383, or 95.9% of total cash and investments of the Company.

Swaps at March 31, 2013 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$349,347

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

Promoters of Performing Arts, Sports, and Similar Events (2.06%)
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

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012 (1)

Investment income
Interest income:
Unaffiliated issuers	$15,240,367	$8,152,548
Controlled companies	330,317	-
Other affiliates	893,512	1,682,714
Dividend income:
Other affiliates	-	1,811,189
Other income:
Unaffiliated issuers	157,533	-
Controlled companies	142,911	-
Other affiliates	101,103	167,874
Total investment income	16,865,743	11,814,325

Operating expenses
Management and advisory fees	1,964,738	1,696,797
Professional fees relating to the Conversion	-	411,523
Administrative expenses	167,808	-
Amortization of deferred debt issuance costs	108,564	109,771
Legal fees, professional fees and due diligence expenses	139,052	90,785
Interest expense	136,407	46,519
Commitment fees	22,589	62,208
Director fees	71,809	53,500
Insurance expense	36,273	28,891
Custody fees	29,419	23,034
Other operating expenses	192,971	53,195
Total operating expenses	2,869,630	2,576,223

Net investment income before taxes	13,996,113	9,238,102

Excise tax expense	-	502,978
Net investment income	13,996,113	8,735,124

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	517,658	(5,981,289)
Investments in non-controlled affiliates	-	718,845
Net realized gain (loss)	517,658	(5,262,444)

Net change in net unrealized appreciation/depreciation	1,837,731	374,743
Net realized and unrealized gain (loss)	2,355,389	(4,887,701)

Dividends paid on Series A preferred equity facility	(393,413)	(371,492)
Net change in accumulated dividends on Series A preferred equity facility	16,011	(43,307)
Distributions of incentive allocation to the General Partner	(2,723,742)	-
Net change in reserve for General Partner incentive allocation	(471,078)	-

Net increase in net assets applicable to common shareholders resulting from operations	$12,779,280	$3,432,624

Basic and diluted earnings per common share	$0.60	N/A
Basic and diluted weighted average common shares outstanding	21,477,628	N/A

See accompanying notes.

(1)	The Consolidated Statement of Operations for the three months ended March 31, 2012 reflects a portfolio prior to the Conversion which had different objectives.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

			Paid in	Accumulated		Accumulated
	Common Stock		Capital	Net	Accumulated	Net
		Par	in Excess of	Investment	Net Realized	Unrealized	Total Net
	Shares	Amount	Par	Income	Losses	Depreciation	Assets

Balance at December 31, 2011	418,956	$419	$364,742,957	$13,515,239	$(45,411,498)	$(94,976,243)	$237,870,874

Retirement of old common stock in the Conversion	(418,956)	(419)	419	-	-	-	-
Issuance of common stock in the Conversion	5,725,635	15,726	(15,726)	-	-	-	-
Issuance of common stock in public offering	5,750,000	5,750	80,956,005	-	-	-	80,961,755
Issuance of common stock from dividend reinvestment plan	1,993	2	30,383	-	-	-	30,385
Net increase in net assets applicable to common shareholders resulting from operations	-	-	-	38,717,561	(15,990,188)	3,205,937	25,933,310
Dividends paid to common shareholders	-	-	-	(28,808,774)	-	-	(28,808,774)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(1,479,978)	(897,847)	2,377,825	-	-
Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$315,987,550

Issuance of common stock from dividend reinvestment plan	1,104	1	17,614	-	-	-	17,615
Net increase in net assets applicable to common shareholders resulting from operations	-	-	-	10,423,891	517,658	1,837,731	12,779,280
Dividends paid to common shareholders	-	-	-	(8,591,051)	-	-	(8,591,051)
Balance at March 31, 2013	21,478,732	$21,479	$444,251,674	$24,359,019	$(58,506,203)	$(89,932,575)	$320,193,394

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$12,779,280	$3,432,624
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by operating activities:
Net realized loss (gain)	(517,658)	5,262,444
Net change in unrealized appreciation/depreciation of investments	(1,880,949)	(515,367)
Dividends paid on Series A preferred equity facility	393,413	371,492
Net change in accumulated dividends on Series A preferred equity facility	(16,011)	43,307
Net change in reserve for incentive allocation	471,078	-
Accretion of original issue discount	(825,555)	(143,604)
Net accretion of market discount/premium	(81)	(556,441)
Interest and dividend income paid in kind	(253,156)	(754,214)
Amortization of deferred debt issuance costs	108,564	109,771
Changes in assets and liabilities:
Purchases of investment securities	(40,010,595)	(74,402,541)
Proceeds from sales, maturities and paydowns of investments	51,006,153	46,076,803
Decrease (increase) in accrued interest income - unaffiliated issuers	(2,546,216)	637,460
Decrease in accrued interest income - controlled companies	2,835	-
Increase in accrued interest income - other affiliates	(4,073)	(474,898)
Decrease in receivable for investments sold	7,727,415	966,560
Decrease (increase) in prepaid expenses and other assets	(433,296)	42,618
Increase (decrease) in payable for investments purchased	(21,657,527)	25,696,767
Increase (decrease) in payable to the Investment Manager	(3,651)	443,261
Increase (decrease) in interest payable	31,937	(11,407)
Increase in incentive allocation payable	2,723,742	-
Decrease in accrued expenses and other liabilities	(986,661)	(138,409)
Net cash provided by operating activities	6,108,988	6,086,226

Financing activities
Proceeds from draws on credit facility	6,000,000	57,000,000
Principal repayments on credit facility	(10,000,000)	(44,000,000)
Dividends paid on Series A preferred equity facility	(393,413)	(371,492)
Dividends paid to common shareholders	(8,591,051)	-
Proceeds from shares issued in connection with dividend reinvestment plan	17,615	-
Net cash provided by (used in) financing activities	(12,966,849)	12,628,508

Net increase in cash and cash equivalents	(6,857,861)	18,714,734
Cash and cash equivalents at beginning of period	18,035,189	10,831,678
Cash and cash equivalents at end of period	$11,177,328	$29,546,412

Supplemental cash flow information
Interest payments	$104,470	$57,926
Excise tax payments	969,946	502,978

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

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

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Partnership has elected to be treated as a partnership for U.S. federal income tax purposes. The General Partner of the Partnership is SVOF/MM, LLC, which also serves as the administrator of the Company and the Partnership (the “Administrator”). The managing member of the Administrator is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the Investment Manager to both the Company and the Partnership. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

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

March 31, 2013

1. Organization and Nature of Operations (continued)

The Board of Directors of the Partnership has delegated investment management of the Partnership’s assets to the Investment Manager. At March 31, 2013, each Board of Directors consists of four persons, three of whom are independent. If the Company or the Partnership has preferred equity interests outstanding, as the Partnership currently does, the holders of the preferred interests voting separately as a class are entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common shares and preferred interests voting together as a single class.

Preferred Equity

At March 31, 2013, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of March 31, 2013, the Partnership was in full compliance with such requirements.

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

March 31, 2013

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

Fair valuations of investments are determined under guidelines adopted by the Boards of Directors of the Company and the Partnership, and are subject to their approval. Generally, to increase objectivity in valuing the Partnership’s investments, the Investment Manager will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Investment Manager’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments that are valued by the Investment Manager are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including those in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of the Partnership’s Level 3 investments as of March 31, 2013 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Bank Debt	$275,074,150	Market rate approach	Market yields	5.3% - 15.9% (11.1%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 0.4x (0.4x)
		Market comparable companies	EBITDA multiples	7.7x - 7.7x (7.7x)
Other Corporate Debt	$25,062,810	Market rate approach	Market yields	14.2% - 14.2% (14.2%)
		Market quotations	Indicative bid/ask quotes	1 - 1 (1)
		Market comparable companies	EBITDA multiples	10.0x - 10.0x (10.0x)
Equity	$35,636,859	Market rate approach	Market yields	7.0% - 26.0% (12.3%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 1.1x (0.8x)
		Market comparable companies	EBITDA multiples	3.5x - 9.1x (5.7x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments of the Partnership may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

At March 31, 2013, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$759,522
2	Other observable market inputs*	111,560,238	61,901,366	-
3	Independent third-party pricing sources that employ significant unobservable inputs	275,074,150	17,509,840	34,225,001
3	Investment Manager valuations with significant unobservable inputs	-	7,552,970	1,411,858
Total		$386,634,388	$86,964,176	$36,396,381

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the three months ended March 31, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(2,705,665)	332,962	1,418,164
Acquisitions	15,489,607	5,241	778,020
Dispositions	(38,401,835)	-	(646,553)
Transfers out of Level 3†	(58,651,283)	-	-
Ending balance	$275,074,150	$17,509,840	$34,225,001

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,074,858)	$332,962	$1,418,164

† Comprised of eight investments that transferred to Level 2 due to increased observable market activity.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	350,718	(12,906)
Acquisitions	-	34,794	-
Ending balance	$-	$7,552,970	$1,411,858

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$350,718	$(12,906)

There were no transfers between Level 1 and 2 during the three months ended March 31, 2013.

At December 31, 2012, the investments of the Partnership were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs*	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ significant unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant unobservable inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

* For example, quoted prices in inactive markets or quotes for comparable investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,709,385)	(6,540,882)	(7,100,618)
Acquisitions	288,929,785	3,731,290	9,584,408
Dispositions	(84,994,292)	-	(37,923,184)
Transfers out of Level 3†	-	(4,080,000)	-
Transfers into Level 3††	4,167,407	-	-
Ending balance	$359,343,326	$17,171,637	$32,675,370

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(5,856,277)	$127,255	$(9,797,319)

† Comprised of one investment that transferred to Level 2 due to increased trading volumes.

†† Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains (losses)	-	284,156	274,554
Acquisitions	-	148,281	-
Dispositions	-	(729,167)	(5,842)
Transfers out of Level 3#	-	-	(147,574)
Reclassifications within Level 3##	(51,436)	-	51,436
Ending balance	$-	$7,167,458	$1,424,764

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$272,637	$274,555

# Comprised of one investment that transferred to Level 2 due to increased trading volumes.

## Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

There were no transfers between Level 1 and 2 during the year ended December 31, 2012.

Investment Transactions

The Partnership records investment transactions on the trade date, except for private transactions that have conditions to closing, which are recorded on the closing date. The cost of investments purchased is based upon the purchase price plus those professional fees which are specifically identifiable to the investment transaction. Realized gains and losses on investments are recorded based on the identification method, which typically allocates the highest cost inventory to the basis of investments sold.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Foreign Investments

The Partnership may invest in instruments traded in foreign countries and denominated in foreign currencies. The Partnership held foreign currency denominated investments comprising approximately 1.6% of the Partnership’s total investments at both March 31, 2013 and December 31, 2012. Such positions were converted at the respective closing rate in effect at March 31, 2013 and December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions.  The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

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

The Partnership did not enter into any new derivative transactions during the three months ended March 31, 2013 or March 31, 2012. At March 31, 2013 and March 31, 2012, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the three months ended March 31, 2013 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized	Unrealized
Cross currency basis swaps	$-	$169,983

Gains and losses from derivatives during the three months ended March 31, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized	Unrealized
Cross currency basis swaps	$-	$(123,904)

Valuations of swaps held at March 31, 2013 and March 31, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

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

March 31, 2013

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The Partnership’s income or loss is reported in the partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of March 31, 2013, all tax years of the Company and the Partnership since January 1, 2009 remain subject to examination by federal tax authorities. No such examinations are currently pending.

During the three months ended March 31, 2013, the Company paid $969,946 in excise taxes related to income earned in 2012. During the three months ended March 31, 2012, the Company paid $502,978 in excise taxes related to income earned in 2011.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

2. Summary of Significant Accounting Policies (continued)

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at March 31, 2013 were as follows:

Unrealized appreciation	$24,593,396
Unrealized depreciation	(113,920,322)
Net unrealized depreciation	(89,326,926)

Cost	$599,671,218

3. Management Fees, Incentive Compensation and Other Expenses

Following the Conversion, the Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The Company did not incur any incentive compensation prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on incentive compensation distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At March 31, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of the reserve amount and is reported as a minority interest in the consolidated financial statements of the Company.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

3. Management Fees, Incentive Compensation and Other Expenses (continued)

The Company and the Partnership bear all respective expenses incurred in connection with the business of the Company and the Partnership, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments of the Partnership.

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

Advances under the Senior Facility bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. The weighted-average interest rate on outstanding borrowing at March 31, 2013 and December 31, 2012 was 0.64% and 0.65%, respectively. In addition to amounts due on outstanding debt, the Senior Facility accrues commitment fees of 0.20% per annum on the unused portion of the Senior Facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The Senior Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants.  As of March 31, 2013, the Partnership was in full compliance with such covenants.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

 6. Related Parties

The Company, the Partnership, the Investment Manager, the General Partner and their members and affiliates may be considered related parties.  From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company.  At March 31, 2013, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership.  At March 31, 2013, amounts reimbursable to the Investment Manager totaled $105,549, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership.  For the three months ended March 31, 2013, expenses allocated pursuant to the Administration Agreements totaled $167,808. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

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

The following table summarizes the total shares issued in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2013.

	Shares Issued	Price Per Share	Proceeds
Shares issued from dividend reinvestment plan	1,104	$15.96	$17,615

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

7.  Stockholders’ Equity and Dividends (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the three months ended March 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 17, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051

* Includes a special dividend of $0.05.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 9, 2012	March 9, 2012	April 3, 2012	$0.34	*	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	**	$8,590,586

*Based on 15,725,635 pro-forma converted shares before the initial public offering.

** Includes a special dividend of $0.05.

8.  Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Net increase in net assets applicable to common shareholders resulting from operations	$12,779,280
Weighted average shares outstanding	21,477,628
Earnings per share	$0.60

9.  Subsequent Events

On May 1, 2013, the stockholders of the Company voted to add an additional director, Rajneesh Vig, to the Board of Directors effective as of May 1, 2013.

On May 8, 2013, the Company’s board of directors declared a second quarter cash dividend of $0.36 per share payable on June 28, 2013 to stockholders of record as of the close of business on June 7, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

10. Financial Highlights

Three Months Ended
March 31, 2013
Per Common Share
Per share NAV at the beginning of period	$14.71

Investment operations:
Net investment income	0.65
Net realized and unrealized gain (loss)	0.11
Dividends on Series A preferred equity facility	(0.01)
Incentive allocation reserve and distributions	(0.15)
Total from investment operations	0.60

Distributions to common shareholders from:
Net investment income	(0.40)
Per share NAV at end of period	$14.91

Per share market price at end of the quarter	$15.96

Total return based on market value (1)	11.0%
Total return based on net asset value (1)	4.1%

Shares outstanding at end of period	21,478,732

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

10. Financial Highlights (continued)

Three Months Ended
March 31, 2013
Ratios to average common equity: (2), (3)
Net investment income (4)	16.8%
Expenses	3.6%
Expenses and incentive allocation (5)	4.4%

Ending common shareholder equity	$320,635,079
Portfolio turnover rate (1)	7.8%
Weighted-average debt outstanding	$73,355,556
Weighted-average interest rate on debt	0.8%
Weighted-average number of common shares	21,477,640
Average debt per share	$3.42

(1)	Not annualized.
(2)	Annualized, except for incentive allocation.
(3)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.
(4)	Net of incentive allocation.
(5)	Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2013

11. Select Quarterly Data (Unaudited)

Q1 2013

Total investment income	$16,865,743
Net investment income before taxes	13,996,113
Excise taxes	-
Net investment income	13,996,113
Net realized and unrealized gain	2,355,389
Preferred dividends	(377,402)
Incentive allocation reserve and distributions	(3,194,820)
Net increase in net assets resulting from operations	$12,779,820
Basic and diluted earnings per common share	$0.60

	2012
	Q4	Q3	Q2	Q1 (1)

Total investment income	$17,181,003	$12,110,973	$11,086,458	$11,814,325
Net investment income before taxes	14,037,545	9,603,653	8,921,038	9,238,102
Excise taxes	(977,000)	-	-	(502,978)
Net investment income	13,060,545	9,603,653	8,921,038	8,735,124
Net realized and unrealized gain (loss)	(5,743,587)	344,397	(2,497,360)	(4,887,701)
Preferred dividends	(391,402)	(399,121)	(397,477)	(414,799)
Net increase in net assets resulting from operations	$6,925,556	$9,548,929	$6,026,201	$3,432,624
Basic and diluted earnings per common share	$0.32	$0.44	$0.28	N/A

	2011 (1)
	Q4	Q3	Q2	Q1

Total investment income	$9,103,299	$10,509,783	$17,257,216	$17,987,378
Net investment income before taxes	6,295,451	8,318,985	15,235,777	15,757,513
Excise taxes	-	-	-	-
Net investment income	6,295,451	8,318,985	15,235,777	15,757,513
Net realized and unrealized loss	(2,980,033)	(20,014,551)	(9,556,909)	(6,327,388)
Preferred dividends	(389,857)	(389,747)	(392,339)	(373,612)
Net increase in net assets resulting from operations	$2,925,561	$(12,085,313)	$5,286,529	$9,056,513
Basic and diluted earnings per common share	N/A	N/A	N/A	N/A

(1) Periods prior to the Conversion reflect portfolios that had different investment objectives.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Three Months Ended March 31, 2013

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

Anacomp, Inc., Class A Common Stock	$1,255,527	$-	$-	$1,255,527
EPMC HoldCo, LLC, Membership Units	2,730,458	-	-	2,782,966
ESP Holdings, Inc., Cumulative Preferred 15%	3,643,088	-	-	3,643,088
ESP Holdings, Inc., Common Stock	2,263,124	-	-	2,674,472
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes,
6% Cash + 10% PIK, due 12/31/19	7,134,137	-	-	7,209,840
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	548,340	-	(18,900)	503,500
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	556,225	-	(18,493)	511,860
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	277,780	-	(33,671)	237,690
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	436,810	-	(30,173)	397,385
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	653,220	-	(21,714)	601,065
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,264,148	-	(238,748)	3,881,939
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	4,351,424	-	(231,537)	4,063,848
N510UA Equipment Trust Beneficial Interests	479,682	18,900	(8,978)	485,106
N512UA Equipment Trust Beneficial Interests	473,761	18,493	(8,831)	478,704
N536UA Equipment Trust Beneficial Interests	624,746	33,671	(11,300)	642,039
N545UA Equipment Trust Beneficial Interests	616,897	30,302	(11,884)	632,306
N585UA Equipment Trust Beneficial Interests	583,391	21,714	(11,694)	589,948
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	367,370	-	(18,802)	349,350
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	454,580	-	(16,644)	439,280
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	597,720	-	(19,121)	570,350
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	612,000	-	(18,393)	585,650
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	612,850	-	(18,699)	585,990
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	617,440	-	(18,554)	590,750
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	622,030	-	(18,410)	595,510
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	640,730	-	(18,139)	614,380
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	636,990	-	(18,577)	610,300
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	473,280	-	(19,320)	455,260
N913DL Equipment Trust Beneficial Interests	111,520	18,802	(23,508)	111,180
N918DL Equipment Trust Beneficial Interests	120,530	16,644	(22,334)	120,530
N954DL Equipment Trust Beneficial Interests	113,390	19,121	(26,938)	85,680
N955DL Equipment Trust Beneficial Interests	160,650	18,393	(26,609)	129,880
N956DL Equipment Trust Beneficial Interests	163,200	18,699	(26,976)	133,110
N957DL Equipment Trust Beneficial Interests	163,880	18,554	(26,864)	133,790
N959DL Equipment Trust Beneficial Interests	164,390	18,410	(26,754)	134,300
N960DL Equipment Trust Beneficial Interests	169,660	18,139	(26,669)	139,740
N961DL Equipment Trust Beneficial Interests	171,360	18,577	(27,137)	142,290
N967DL Equipment Trust Beneficial Interests	83,300	19,320	(25,640)	83,980
RM Holdco, LLC, Membership Units	849,478	-	-	751,443
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	5,106,805	-	-	4,940,834
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	3,759,156	-	5,231	3,764,387
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B,
12% Cash + 7% PIK, due 3/19/16	6,258,122	-	117,372	6,375,494
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1,
12% Cash + 7% PIK, due 3/19/16	1,976,470	-	38,785	2,012,224
United N659UA-767, LLC (N659UA)	2,771,428	238,748	(168,678)	2,926,343
United N661UA-767, LLC (N661UA)	2,789,809	231,537	(165,758)	2,873,073

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2012

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

Anacomp, Inc., Class A Common Stock	$740,761	$-	$-	$1,255,527
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18	-	403,947	(37,389)	367,370
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18	-	490,003	(33,390)	454,580
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19	-	631,014	(37,814)	597,720
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19	-	645,523	(36,417)	612,000
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19	-	646,372	(37,011)	612,850
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19	-	651,170	(36,735)	617,440
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19	-	655,930	(36,462)	622,030
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19	-	675,587	(35,956)	640,730
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19	-	671,812	(36,803)	636,990
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18	-	512,643	(38,636)	473,280
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL)	-	145,176	(31,277)	111,520
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL)	-	162,691	(32,027)	120,530
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL)	-	202,368	(40,415)	113,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL)	-	204,598	(40,116)	160,650
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL)	-	205,404	(40,679)	163,200
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL)	-	206,328	(40,572)	163,880
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL)	-	207,244	(40,467)	164,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL)	-	211,653	(40,578)	169,660
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL)	-	211,555	(41,241)	171,360
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL)	-	173,597	(37,271)	83,300
EPMC HoldCo, LLC, Membership Units	5,264,007	-	(1,276,226)	2,730,458
ESP Holdings, Inc., Cumulative Preferred 15%	3,287,872	-	-	3,643,088
ESP Holdings, Inc., Common Stock	7,473,887	-	-	2,263,124
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes,
6% Cash + 10% PIK, due 12/31/19	6,240,393	1,000,494	-	7,134,137
International Wire Group Holdings, Inc., Common Stock	30,077,606	-	(31,940,733)	-
International Wire Group Holdings, Inc., Senior Notes,
11.5% Cash or 12.25% PIK, due 4/15/15	18,180,000	-	(18,000,000)	-
International Wire Group Holdings, Inc., Senior Secured Notes,
8.5%, due 10/15/17	-	15,000,000	-	15,450,000
Real Mex Restaurants, Inc. Senior Secured Notes, 14%, due 1/1/13	12,410,823	-	(6,627,711)	-
RM Holdco, LLC, Membership Units	-	2,010,777	-	849,478
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	5,106,805	-	5,106,805
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	-	3,759,156	-	3,759,156
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B,
12% Cash + 7% PIK, due 3/19/16	-	6,258,122	-	6,258,122
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1,
12% Cash + 7% PIK, due 3/19/16		1,922,118	-	1,976,470
United Air Lines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	624,066	-	(66,886)	548,340
United Air Lines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	630,208	-	(65,449)	556,225
United Air Lines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	414,963	-	(122,068)	277,780
United Air Lines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	563,575	-	(109,385)	436,810
United Air Lines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	739,958	-	(76,848)	653,220
United Air Lines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	5,014,613	-	(886,810)	4,264,148
United Air Lines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	5,192,014	-	(860,025)	4,351,424
United Air Lines, Inc., Equipment Trust Beneficial Interests (N510UA)	467,137	66,886	(35,913)	479,682
United Air Lines, Inc., Equipment Trust Beneficial Interests (N512UA)	458,665	65,449	(35,325)	473,761
United Air Lines, Inc., Equipment Trust Beneficial Interests (N536UA)	686,303	122,068	(45,201)	624,746
United Air Lines, Inc., Equipment Trust Beneficial Interests (N545UA)	612,589	109,256	(47,505)	616,897
United Air Lines, Inc., Equipment Trust Beneficial Interests (N585UA)	498,602	76,848	(46,776)	583,391
United N659UA-767, LLC (N659UA)	2,274,815	886,810	(674,712)	2,771,428
United N661UA-767, LLC (N661UA)	2,205,523	860,025	(663,033)	2,789,809

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

March 31, 2013

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12	16,446,295
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12	9,808,736
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/11	3,477,627
Integra Telecom, Inc., Common Stock	11/19/09	8,433,884
Integra Telecom, Inc., Warrants	11/19/09	19,920
La Paloma Generating Company, Residual Claim	2/2/05	1,574,284
Marsico Holdings, LLC Common Interest Units	9/10/12	172,694
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/11	462,576
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11	-
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12	300,322
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13	7,321,771
STG-Fairway Holdings, LLC, Class A Units	12/30/10	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11	6,855,009
V Telecom Investment S.C.A, Common Shares	11/9/12	3,236,256

December 31, 2012

Investment	Acquisition Date	Cost

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010	$-
Bally Total Fitness Holding Corporation, Common Stock	4/30/10	45,186,963
Bally Total Fitness Holding Corporation, Warrants	4/30/10	-
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12	16,446,295
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12	9,803,494
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11	12,322,875
DeepOcean Group Holding AS, Common Stock	5/13/11	3,477,627
Integra Telecom, Inc., Common Stock	11/19/09	8,433,884
Integra Telecom, Inc., Warrants	11/19/09	19,920
La Paloma Generating Company, Residual Claim	2/2/05	1,574,284
Marsico Holdings, LLC Common Interest Units	9/10/12	172,694
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011	1,396
Shop Holding, LLC, Class A Units	6/2/11	462,576
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11	-
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12	300,322
STG-Fairway Holdings, LLC, Class A Units	12/30/10	1,100,348
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11	6,820,215
V Telecom Investment S.C.A, Common Shares	11/9/12	3,236,256

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

March 31, 2013

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Standalone	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$-	$449,148,562	$-	$449,148,562
Investment in subsidiary	320,323,227	-	(320,323,227)	-
Controlled companies	-	21,612,031	-	21,612,031
Other affiliates	-	39,234,352	-	39,234,352
Total investments	320,323,227	509,994,945	(320,323,227)	509,994,945

Cash and cash equivalents	-	11,177,328	-	11,177,328
Accrued interest income	-	7,122,761	-	7,122,761
Deferred debt issuance costs	-	587,454	-	587,454
Unrealized appreciation on swaps	-	349,347	-	349,347
Prepaid expenses and other assets	18,813	760,205	-	779,018
Total assets	320,342,040	529,992,040	(320,323,227)	530,010,853

Liabilities
Credit facility payable	-	70,000,000	-	70,000,000
Incentive allocation payable	-	2,723,742	-	2,723,742
Payable for investment securities purchased	-	157,292	-	157,292
Interest payable	-	151,170	-	151,170
Payable to the Investment Manager	37,329	68,220	-	105,549
Accrued expenses and other liabilities	111,317	1,587,037	-	1,698,354
Total liabilities	148,646	74,687,461	-	74,836,107

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	510,274	-	510,274
Total preferred limited partner interests	-	134,510,274	-	134,510,274

General Partner interest in Special Value Continuation Partners, LP	-	-	471,078	471,078

Net assets	$320,193,394	$320,794,305	$(320,794,305)	$320,193,394

Composition of net assets
Common stock	$21,479	$-	$-	$21,479
Additional paid-in capital	444,251,674	441,328,968	(441,328,968)	444,251,674
Accumulated deficit	(124,079,759)	(120,534,663)	120,534,663	(124,079,759)
Net assets	$320,193,394	$320,794,305	$(320,794,305)	$320,193,394

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$-	$440,772,190	$-	$440,772,190
Investment in subsidiary	317,209,574	-	(317,209,574)	-
Controlled companies	-	22,489,208	-	22,489,208
Other affiliates	-	54,421,689	-	54,421,689
Total investments	317,209,574	517,683,087	(317,209,574)	517,683,087

Cash and cash equivalents	-	18,035,189	-	18,035,189
Accrued interest income	-	4,575,307	-	4,575,307
Receivable for investment securities sold	-	7,727,415	-	7,727,415
Deferred debt issuance costs	-	696,018	-	696,018
Unrealized appreciation on swaps	-	179,364	-	179,364
Prepaid expenses and other assets	20,606	325,116	-	345,722
Total assets	317,230,180	549,221,496	(317,209,574)	549,242,102

Liabilities
Credit facility payable	-	74,000,000	-	74,000,000
Payable for investment securities purchased	-	21,814,819	-	21,814,819
Payable to the Investment Manager	61,051	48,149	-	109,200
Interest payable	-	119,233	-	119,233
Payable to subsidiary	-	-	-	-
Accrued expenses and other liabilities	1,181,579	1,503,436	-	2,685,015
Total liabilities	1,242,630	97,485,637	-	98,728,267

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	526,285	-	526,285
Total preferred limited partner interests	-	134,526,285	-	134,526,285
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

Composition of net assets
Common stock	$21,478	$-	$-	$21,478
Additional paid-in capital	444,234,060	441,328,969	(441,328,969)	444,234,060
Accumulated deficit	(128,267,988)	(124,119,395)	124,119,395	(128,267,988)
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Three Months Ended March 31, 2013

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Standalone	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$-	$15,240,367	$-	$15,240,367
Controlled companies	-	330,317	-	330,317
Affiliates	-	893,512	-	893,512
Other income:
Unaffiliated issuers	-	157,533	-	157,533
Controlled companies	-	142,911	-	142,911
Other Affiliates	-	101,103	-	101,103
Total interest and related investment income	-	16,865,743	-	16,865,743

Operating expenses
Management and advisory fees	-	1,964,738	-	1,964,738
Administration expenses	-	167,808	-	167,808
Amortization of deferred debt issuance costs	-	108,564	-	108,564
Legal fees, professional fees and due diligence expenses	64,590	74,462	-	139,052
Interest expense	-	136,407	-	136,407
Commitment fees	-	22,589	-	22,589
Director fees	23,750	48,059	-	71,809
Insurance expense	12,072	24,201	-	36,273
Custody fees	875	28,544	-	29,419
Other operating expenses	56,562	136,409	-	192,971
Total expenses	157,849	2,711,781	-	2,869,630

Net investment income before taxes	(157,849)	14,153,962	-	13,996,113

Excise tax expense	-	-	-	-
Net investment income	(157,849)	14,153,962	-	13,996,113

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain	-	517,658	-	517,658
Net change in unrealized appreciation/depreciation	19,326,769	1,837,731	(19,326,769)	1,837,731
Net realized and unrealized gain (loss)	19,326,769	2,355,389	(19,326,769)	2,355,389

Dividends paid on Series A preferred equity facility	-	(393,413)	-	(393,413)
Net change in accumulated dividends on Series A preferred equity facility	-	16,011	-	16,011
Distributions of incentive allocation to the General Partner	-	-	(2,723,742)	(2,723,742)
Net change in reserve for General Partner incentive allocation	-	-	(471,078)	(471,078)

Net increase in net assets resulting from operations	$19,168,920	$16,131,949	$(22,521,589)	$12,779,280

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Three Months Ended March 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	-	$8,152,548	-	$8,152,548
Other affiliates	-	1,682,714	-	1,682,714
Dividend income:
Affiliates	-	1,811,189	-	1,811,189
Other income:
Other affiliates	-	167,874	-	167,874
Total interest and related investment income	-	11,814,325	-	11,814,325

Operating expenses
Management and advisory fees	-	1,696,797	-	1,696,797
Professional fees relating to the Conversion	133,333	278,190	-	411,523
Amortization of deferred debt issuance costs	-	109,771	-	109,771
Legal fees, professional fees and due diligence expenses	(9,445)	100,230	-	90,785
Commitment fees	-	62,208	-	62,208
Director fees	17,833	35,667	-	53,500
Interest expense	-	46,519	-	46,519
Insurance expense	9,630	19,261	-	28,891
Custody fees	875	22,159	-	23,034
Other operating expenses	2,452	50,743	-	53,195
Total operating expenses	154,678	2,421,545	-	2,576,223

Net investment income (loss) before taxes	(154,678)	9,392,780	-	9,238,102

Excise tax expense	502,978	-	-	502,978

Net investment income (loss)	(657,656)	9,392,780	-	8,735,124

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	-	(5,981,289)	-	(5,981,289)
Investments in affiliates	-	718,845	-	718,845
Net realized loss	-	(5,262,444)	-	(5,262,444)
Net change in unrealized appreciation/depreciation	4,090,280	374,743	(4,090,280)	374,743
Net realized and unrealized gain (loss)	4,090,280	(4,887,701)	(4,090,280)	(4,887,701)

Dividends paid on Series A preferred equity facility	-	(371,492)	-	(371,492)
Net change in accumulated dividends on Series A preferred equity facility	-	(43,307)	-	(43,307)

Net increase in net assets resulting from operations	$3,432,624	$4,090,280	$(4,090,280)	$3,432,624

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and the Holding Company’s common stockholders indirectly bear all of the costs and expenses of the Holding Company and the Operating Company), which may include those relating to:

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with remaining maturities within 90 days are generally valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of our investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process adopted by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•	The investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our board of directors.

•	Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.

•	The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Advisor in good faith in accordance with our valuation policy without the employment of an independent valuation firm.

•	The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the audit committee of the board of directors.

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

As of March 31, 2013, 0.1% of our investments were categorized as Level 1, 34.0% were categorized as Level 2, 64.1% were Level 3 investments valued based on valuations by independent third party sources, and 1.8% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2013, we invested approximately $40.3 million across 1 new and 4 existing portfolio companies. All of these investments were in senior secured debt comprised of senior loans ($32.9 million, or 82% of the total) and senior secured notes ($7.4 million, or 18% of the total). Additionally, we received approximately $51.0 million in proceeds from sales or repayments of investments during the three months ended March 31, 2013.

At March 31, 2013, our investment portfolio of $510.0 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 75% in senior secured loans, 14% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.4 million. Our largest portfolio company investment by value was approximately $20.5 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at March 31, 2013. At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012.

The industry composition of our portfolio at fair value at March 31, 2013 was as follows:

Percent of Total
Industry	Investments
Software Publishers	8.4%
Gaming Industries	6.1%
Wired Telecommunications Carriers	5.6%
Scheduled Air Transportation	5.0%
Radio and Television Broadcasting	4.9%
Electric Power Generation, Transmission and Distribution	3.7%
Full-Service Restaurants	3.5%
Other Electrical Equipment and Component Manufacturing	3.3%
Scientific Research and Development Services	3.2%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	3.1%
Business Support Services	3.1%
Nonferrous Metal Production and Processing	3.0%
Motion Picture and Video Industries	3.0%
Semiconductor and Other Electronic Component Manufacturing	2.8%
Grocery Stores	2.7%
Architectural, Engineering, and Related Services	2.7%
Metal and Mineral (except Petroleum) Merchant Wholesalers	2.6%
Wireless Telecommunications	2.6%
Motor Vehicle Parts Manufacturing	2.6%
Other Professional, Scientific, and Technical Services	2.4%
Other Amusement and Recreation Industries	2.3%
Electronic Shopping	2.3%
Computer Equipment Manufacturing	2.3%
Promoters of Performing Arts, Sports, and Similar Events	2.2%
Nondepository Credit Intermediation	2.0%
Retail	1.9%
Artificial Synthetic Fibers and Filaments Manufacturing	1.9%
Data Processing, Hosting, and Related Services	1.7%
Petroleum and Coal Products Manufacturing	1.7%
Pharmaceutical and Medicine Manufacturing	1.6%
Metal Ore Mining	1.5%
Iron and Steel Mills and Ferroalloy Manufacturing	1.3%
Insurance Related Activities	1.0%
Other	2.0%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.1% at March 31, 2013 and 11.3% at December 31, 2012. The weighted effective yields on our senior debt and other debt investments were 11.1% and 10.0%, respectively, at March 31, 2013, versus 11.4% and 9.9% at December 31, 2012.

At March 31, 2013, 69.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 30.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 96.4% at March 31, 2013. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012.

Results of operations

Results of operations for the three months ended March 31, 2013 are not directly comparable to the three months ended March 31, 2012, since the three months ended March 31, 2012 reflect a portfolio prior to the Conversion with different investment objectives.

Investment income

Investment income totaled $16.9 million and $11.8 million, respectively, for the three months ended March 31, 2013 and 2012, of which $16.5 million and $9.8 million were attributable to interest and fees on our debt investments, $0.0 million and $1.8 million to dividends from equity securities and $0.4 million and $0.2 million to other income, respectively. The increase in investment income in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 reflects an increase in interest income due to the larger investment portfolio and the higher percentage of the portfolio in income-producing assets in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Expenses

Net expenses for the three months ended March 31, 2013 and 2012 were $2.9 million and $2.6 million, respectively, $2.0 million and $1.7 million in base management fees, $0.1 million and $0.1 million in legal and professional fees, $0.2 million and $0.1 million in interest expense and fees related to the Revolving Facility, $0.1 million and $0.1 million in amortization of debt issuance costs, and $0.5 million and $0.6 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily reflects the increase in management fees due to the larger portfolio.

Net investment income

Net investment income was $14.0 million and $8.7 million respectively, for the three months ended March 31, 2013 and 2012. The increase in in net investment income in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily reflects the increase in interest and other income in the three months ended March 31, 2013, partially offset by the decline in dividend income and the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended March 31, 2013 and 2012 were $0.5 million and $(5.3) million, respectively. The net realized losses during the three months ended March 31, 2012 were primarily due to a reorganization charge on one debt investment of $(5.5) million. For the three months ended March 31, 2013 and 2012, the change in net unrealized appreciation was $1.8 million and $0.4 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. There was no U.S. federal excise tax recorded for the three months ended March 31, 2013. For the three months ended March 31, 2012, an expense of $0.5 million was recorded for U.S. federal excise tax, which related to 2011 income.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the three months ended March 31, 2013 and 2012 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended March 31, 2013 and 2012 was $2.7 million and $0.0 million, respectively.  Incentive compensation for the three months ended March 31, 2013 was distributable due to net investment income, net of preferred dividends, exceeding the total return threshold.  No incentive compensation was payable prior to January 1, 2013.  The reserve for incentive compensation to the General Partner for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.0 million, respectively.  The reserve for incentive compensation for the three months ended March 31, 2013 reflects amounts in excess of distributable incentive compensation which would have been earned by the General Partner had the Company liquidated at net asset value at March 31, 2013.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $12.8 million and $3.4 million for the three months ended March 31, 2013 and 2013, respectively. The increased amount in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily reflects the increase in net investment income and the increase in net realized and unrealized gains.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through the initial private placement of common shares of SVCF (the predecessor entity) which were subsequently converted to common stock of the Holding Company, net proceeds from the Offering, our preferred equity facility and our revolving credit facility (together, the “Leverage Program”), and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

Net cash provided by operating activities during the three months ended March 31, 2013 was $6.1 million. Our primary source of cash from operating activities during this period consisted of net investment income (net of non-cash income and expenses) of approximately $9.0 million, partially offset by settlement of acquisitions of investments (net of dispositions) of $2.9 million.

Net cash used in financing activities was $13.0 million during the three months ended March 31, 2013, consisting primarily of $8.6 million of dividends on common equity, $0.4 million of dividends on our preferred equity facility (the “Preferred Interests”), and $4.0 million of net repayments under our revolving credit facility (the “Revolving Facility”).

At March 31, 2013, we had $11.2 million in cash and cash equivalents.

The Revolving Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At March 31, 2013, we had $70.0 million drawn and outstanding under the Revolving Facility, with an additional $46.0 million available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facility, and may therefore impact our ability to borrow under the Revolving Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facility or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2013, we were in compliance with all financial and operational covenants required by the Revolving Facility.

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

Contractual obligations

Our Revolving Facility is a senior secured revolving credit facility with certain lenders pursuant to which amounts may be drawn up to $116 million. The Revolving Facility matures on July 31, 2014, and may be extended at our option for one 12-month period. At March 31, 2013, $70 million in advances were outstanding under the Revolving Facility, all of which were short-term draws of less than one year.

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

On March 7, 2013, the Company’s board of directors declared a first quarter cash dividend of $0.35 per share and a special dividend of $0.05 per share, both payable on March 29, 2013 to stockholders of record as of the close of business on March 18, 2013. On March 28, 2013, we paid a cash dividend of $8.6 million.

The following tables summarize the Company’s dividends declared for the three months ended March 31, 2013 and March 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 17, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
Total for three months ended March 31, 2013			$0.40	*	$8,591,051

March 9, 2012	April 3, 2012	March 29, 2013	$0.34	**	$5,400,000
Total for three months ended March 31, 2012			$0.34	**	$5,400,000

* Includes a special dividend of $0.05.

** Based on 15,725,635 pro-forma converted shares before the initial public offering.

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the three months ended March 31, 2013:

	Shares Issued	Price Per Share	Proceeds
Shares issued from dividend reinvestment plan	1,104	$15.96	$17,614

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

Recent Developments

From April 1, 2013 through May 3, 2013, the Company has invested approximately $62.5 million in six loans with an effective yield of approximately 9.3%.

On May 1, 2013, the stockholders of the Company voted to add an additional director, Rajneesh Vig, to the Board of Directors effective as of May 1, 2013.

On May 8, 2013, the Company’s board of directors declared a second quarter cash dividend of $0.36 per share payable on June 28, 2013 to stockholders of record as of the close of business on June 7, 2013.

Item 3:	Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2013, 69.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2013, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 96.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$6,414,658	$(6,120,000)	$294,658
Up 200 basis points	$3,087,323	$(4,080,000)	$(992,677)
Up 100 basis points	$290,343	$(2,040,000)	$(1,749,657)
Down 100 basis points	$(47,569)	$563,244	$515,675
Down 200 basis points	$(47,569)	$563,244	$515,675
Down 300 basis points	$(47,569)	$563,244	$515,675

Item 4.	Controls and Procedures

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

PART II – Other Information

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2013, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent registration statement, as filed with the Securities and Exchange Commission on April 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits

3.1	Articles of Incorporation (1)
3.2	Post-offering Bylaws (1)
4.1	Statement of Preferences of Preferred Interests of Special Value Continuation Partners, LP (1)
10.1	Form of Investment Management Agreement by and between Registrant and Tennenbaum Capital Partners, LLC (1)
10.2	Form of Amended and Restated Investment Management Agreement by and between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC (1)
10.3	Form of Administration Agreement of the Registrant (1)
10.4	Form of Administration Agreement of Special Value Continuation Partners, LP (1)
10.5	Form of Dividend Reinvestment Plan (2)
10.6	Form of Underwriting Agreement (1)
10.7	Custodial Agreement, dated as of July 31, 2006 (3)
10.8	Form of License Agreement (2)
10.9	Form of Transfer Agency and Registrar Service Agreement (2)
10.10	Credit Agreement, dated July 31, 2006 (4)
10.11	First Amendment to Credit Agreement, dated February 28, 2011 (5)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
22	Published report regarding matters submitted to vote of security holders (6)
23.1	Opinion and Consent of Skadden, Arps, Slate, Meagher & Flom LLP, counsel for the Registrant (7)
23.2	Consent of independent registered public accounting firm (7)
24	Power of Attorney (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(2)	Incorporated by reference to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on March 5, 2012.
(3)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(4)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(5)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(6)	Incorporated by reference to Item 5.07 of the Registrant’s Form 8-K filed on May 6, 2013.
(7)	Incorporated by reference to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-185319), on Form N-2, filed on April 1, 2013.
(8)	Incorporated by reference to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-185319), on Form N-2, filed on December 7, 2012.
55

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TCP CAPITAL CORP.

Date: May 8, 2013
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: May 8, 2013
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

