Form 10-Q
period 2013-09-30
TCP Capital Corp.
filed 2013-11-07
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 7, 2013 was 31,024,802.

Table of Contents

TCP CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2013 (unaudited) and December 31, 2012	2
	Consolidated Statements of Investments as of September 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	15
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2013 (unaudited) and year ended December 31, 2012	16
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	17
	Notes to Consolidated Financial Statements (unaudited)	18
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2013 (unaudited) and year ended December 31, 2012	35
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2013 (unaudited) and December 31, 2012	37
	Consolidating Statement of Assets and Liabilities as of September 30, 2013 (unaudited) and December 31, 2012	38
	Consolidating Statement of Operations for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	55

Part II.	Other Information

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments, at fair value:
Unaffiliated issuers (cost of $690,002,299 and $508,302,758, respectively)	$633,694,938	$440,772,190
Controlled companies (cost of $43,182,589 and $44,964,189 respectively)	19,657,258	22,489,208
Other affiliates (cost of $53,463,548 and $55,803,421, respectively)	50,743,291	54,421,689
Total investments (cost of $786,648,436 and $609,070,368, respectively)	704,095,487	517,683,087

Cash and cash equivalents	12,566,659	18,035,189
Accrued interest income:
Unaffiliated issuers	6,385,367	4,039,149
Controlled companies	44,775	53,524
Other affiliates	803,786	482,634
Deferred debt issuance costs	3,284,278	696,018
Receivable for investments sold	1,287,801	7,727,415
Unrealized appreciation on swaps	52,694	179,364
Options (cost $51,750)	19,152	-
Prepaid expenses and other assets	716,981	345,722
Total assets	729,256,980	549,242,102

Liabilities
Debt	150,000,000	74,000,000
Payable for investments purchased	36,918,454	21,814,819
Incentive allocation payable	2,694,156	-
Interest payable	289,907	119,233
Payable to the Investment Manager	280,451	109,200
Accrued expenses and other liabilities	2,158,495	2,685,015
Total liabilities	192,341,463	98,728,267

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	534,213	526,285
Total preferred limited partner interests	134,534,213	134,526,285

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	877,563	-

Net assets applicable to common shareholders	$401,503,741	$315,987,550

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 26,654,802 and 21,477,628 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	26,655	21,478
Paid-in capital in excess of par	522,441,180	444,234,060
Accumulated net investment income	25,069,435	22,526,179
Accumulated net realized losses	(62,109,479)	(59,023,861)
Accumulated net unrealized depreciation	(83,046,487)	(91,770,306)
Non-controlling interest	(877,563)	-
Net assets applicable to common shareholders	$401,503,741	$315,987,550

Net assets per share	$15.06	$14.71

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (92.85%)
Bank Debt (76.59%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (1.16%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%, 1.25% LIBOR Floor, due 4/3/18	$704,837	$702,697	$718,934	0.10%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 11%, 1.5% LIBOR Floor, due 10/3/18	$7,434,877	7,220,292	7,561,270	1.06%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		7,922,989	8,280,204

Artificial Synthetic Fibers and Filaments Manufacturing (0.29%)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16 (2)	$2,056,927	2,056,927	2,056,927	0.29%

Business Support Services (2.09%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,922,519	15,009,541	2.09%

Chemical Manufacturing (2.42%)
Archroma, Senior Secured Lien Term Loan B, LIBOR + 8.25%, 1.25% LIBOR Floor, due 9/30/18	$17,500,000	17,150,000	17,325,000	2.42%

Computer Equipment Manufacturing (1.17%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5%, 1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,654,753	8,400,000	1.17%

Converted Paper Products Manufacturing (0.50%)
Ranpak Corp., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1.25% LIBOR Floor, due 4/23/20	$3,469,573	3,434,877	3,556,313	0.50%

Computer Systems Design and Related Services (5.36%)
Blue Coat Systems, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.5%, 1% LIBOR Floor, due 6/28/20	$15,000,000	14,878,125	15,112,500	2.11%
Onx Enterprise Solutions, Ltd, Senior Secured 1st Lien Term Loan, LIBOR + 7% , due 9/3/18 LIBOR + 7% , due 9/3/18	$10,666,667	10,509,574	10,746,667	1.49%
Onx USA, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7% , due 9/3/18	$5,333,333	5,254,787	5,373,333	0.75%
Websense, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25%, 1% LIBOR Floor, due 12/27/20	$7,200,000	7,164,000	7,209,000	1.01%
Total Computer Systems Design and Related Services		37,806,486	38,441,500

Drugs and Druggists' Sundries Merchant Wholesalers (1.27%)
Envision Acquisition Company, LLC, 2nd Lien Term Loan, LIBOR + 8.75%, 1% LIBOR Floor, due 9/23/21	$9,079,011	8,897,430	9,067,662	1.27%

Electric Power Generation, Transmission and Distribution (2.41%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5%, 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,926,683	11,236,225	1.57%
Panda Temple Power II, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 6%, 1.25% LIBOR Floor, due 4/3/19	$5,892,970	5,834,041	5,999,780	0.84%
Total Electric Power Generation, Transmission and Distribution		16,760,724	17,236,005

Electrical Equipment and Component Manufacturing (2.33%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 12/26/17	$16,500,317	16,212,713	16,714,821	2.33%

Electronic Shopping (1.06%)
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5%, due 3/31/16	$7,606,723	7,368,382	7,606,723	1.06%

Financial Investment Activities (0.30%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5%, due 12/31/22	$10,654,939	13,415,987	2,184,263	0.30%

Freight Transportation Arrangement (0.53%)
Livingston International, Inc., 2nd Lien Term Loan, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/18/20	$3,750,000	3,678,794	3,775,781	0.53%

Full-Service Restaurants (2.41%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,106,805	5,106,805	3,516,036	0.49%
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$1,332,013	1,299,048	1,332,013	0.19%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,682,296	3,682,296	3,682,296	0.51%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$6,631,746	6,631,746	6,631,746	0.93%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,090,096	2,045,422	2,090,096	0.29%
Total Full-Service Restaurants		18,765,317	17,252,187

 TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Gaming Industries (2.14%)
AGS LLC, 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$13,269,231	$12,865,029	$13,561,154	1.89%
AGS LLC, DDTL 1st Lien Term Loan, LIBOR + 10%, 1.5% LIBOR Floor, due 8/15/16	$1,730,769	1,672,303	1,768,846	0.25%
Total Gaming Industries		14,537,332	15,330,000

Grocery Stores (2.12%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35%, 1.5% LIBOR Floor, due 12/28/15	$14,952,340	14,910,425	15,176,625	2.12%

Inland Water Transportation (1.81%)
US Shipping Corp, Senior Secured 1st Lien Term Loan B, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/30/18	$12,635,000	12,508,650	12,950,875	1.81%

Insurance Related Activities (0.89%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9%, 1.25% LIBOR Floor, due 5/8/19	$6,341,809	6,242,396	6,377,482	0.89%

Iron and Steel Mills and Ferroalloy Manufacturing (0.66%)
Essar Steel Algoma, Inc., Senior Secured Term Loan, LIBOR + 7.5%, 1.25% LIBOR Floor, due 9/20/14	$4,633,352	4,587,939	4,717,911	0.66%

Motion Picture and Video Industries (2.15%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,376,143	8,563,319	1.19%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,498,335	6,880,935	0.96%
Total Motion Picture and Video Industries		16,874,478	15,444,254

Newspaper, Periodical, Book, and Directory Publishers (4.31%)
Hanley-Wood, LLC, 1st Lien FILO Term Loan, LIBOR + 6.75%, 1.25% LIBOR Floor, due 7/15/18	$16,853,800	16,853,800	16,659,981	2.32%
MediMedia USA, Inc., 1st Lien Revolver, LIBOR + 6.75%, due 5/20/18	$5,270,000	4,107,500	4,833,908	0.67%
MediMedia USA, Inc., 1st Lien Term Loan, LIBOR + 6.75%, 1.25% LIBOR Floor, due 11/20/18	$9,725,625	9,445,718	9,482,484	1.32%
Total Newspaper, Periodical, Book, and Directory Publishers		30,407,018	30,976,373

Nonresidential Building Construction (1.40%)
NCM Group Holdings, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 11.5%, 1% LIBOR Floor, due 8/29/18	$10,000,000	9,607,266	10,020,000	1.40%

Oil and Gas Extraction (2.17%)
Willbros Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.25% LIBOR Floor, due 8/7/19	$15,464,780	15,089,437	15,565,301	2.17%

Other Amusement and Recreation Industries (1.66%)
Intrawest Cayman L.P., 1st Lien Term Loan, LIBOR + 5.75%, 1.25% LIBOR Floor, due 12/4/17 - (Cayman Islands)	$1,240,625	1,224,626	1,259,234	0.18%
Intrawest Cayman L.P., 2nd Lien Term Loan, LIBOR + 9.5%, 1.25% LIBOR Floor, due 12/4/18 - (Cayman Islands)	$10,250,000	10,020,472	10,617,258	1.48%
Total Other Amusement and Recreation Industries		11,245,098	11,876,492

Other Telecommunications (1.93%)
Securus Technologies, Inc., 2nd Lien Term Loan, LIBOR + 7.75%, 1.25% LIBOR Floor, due 4/30/21	$14,000,000	13,860,000	13,807,570	1.93%

Petroleum and Coal Products Manufacturing (1.12%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5%, 1.5% LIBOR Floor, due 10/11/17	$8,199,092	7,992,438	7,994,115	1.12%

Professional, Scientific, and Technical Services (3.56%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25%, 1.25% LIBOR Floor, due 7/15/19	$12,000,000	11,823,991	12,150,000	1.70%
ConvergeOne Holdings, 1st Lien Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 5/8/19	$13,398,750	13,197,769	13,315,008	1.86%
Total Professional, Scientific, and Technical Services		25,021,760	25,465,008

Promoters of Performing Arts, Sports, and Similar Events (1.53%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50%, 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,810,717	11,000,000	1.53%

TCP Capital Corp.

 Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Radio and Television Broadcasting (3.38%)
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,963,670	$6,606,633	$6,695,569	0.93%
The Tennis Channel, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 8.5%, due 5/29/17	$17,411,475	16,932,362	17,542,061	2.45%
Total Radio and Television Broadcasting		23,538,995	24,237,630

Retail (1.59%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.40%, 1% LIBOR Floor, due 9/25/17	$11,272,727	11,039,147	11,385,454	1.59%

Scheduled Air Transportation (1.89%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$309,009	309,009	312,630	0.04%
N918DL, 8%, due 8/15/18 (6)	$405,670	405,670	406,810	0.06%
N954DL, 8%, due 3/20/19 (6)	$534,674	534,674	533,120	0.07%
N955DL, 8%, due 6/20/19 (6)	$552,809	552,809	549,950	0.08%
N956DL, 8%, due 5/20/19 (6)	$552,126	552,126	549,780	0.08%
N957DL, 8%, due 6/20/19 (6)	$557,644	557,644	554,710	0.08%
N959DL, 8%, due 7/20/19 (6)	$563,117	563,117	559,810	0.08%
N960DL, 8%, due 10/20/19 (6)	$584,112	584,112	579,360	0.08%
N961DL, 8%, due 8/20/19 (6)	$578,149	578,149	574,430	0.08%
N976DL, 8%, due 2/15/18 (6)	$414,871	414,871	417,690	0.06%
Aircraft Secured Mortgages - Aircraft Leased to United Airlines, Inc.
N510UA, 20%, due 10/26/16 (2)	$350,779	350,779	432,155	0.06%
N512UA, 20%, due 10/26/16 (2)	$355,995	355,995	440,895	0.06%
N536UA, 16%, due 9/29/14 (2)	$146,778	146,778	155,325	0.02%
N545UA, 16%, due 8/29/15 (2)	$283,688	283,688	314,355	0.04%
N585UA, 20%, due 10/25/16 (2)	$417,991	417,991	517,750	0.07%
N659UA, 12%, due 2/28/16 (6)	$2,969,265	2,969,265	3,220,168	0.45%
N661UA, 12%, due 5/4/16 (6)	$3,133,414	3,133,414	3,433,856	0.48%
Total Scheduled Air Transportation		12,710,091	13,552,794

Semiconductor and Other Electronic Component Manufacturing (1.95%)
Isola USA Corporation, 1st Lien Term Loan, LIBOR + 8%, 2% LIBOR Floor, due 9/30/15	$14,000,000	13,975,000	14,000,000	1.95%

Software Publishers (7.72%)
BlackLine Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 0.4% Cash + 7.6% PIK, 1.5% LIBOR Floor, due 9/25/18	$12,327,311	11,558,608	11,797,237	1.65%
Coreone Technologies, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 3.75% Cash + 5% PIK, 1% LIBOR Floor, due 9/4/18	$13,385,761	13,058,716	13,345,603	1.86%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75%, 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,799,078	15,131,325	2.11%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor due 5/17/19	$15,000,000	14,740,242	15,037,500	2.10%
Total Software Publishers		54,156,644	55,311,665

Specialty Hospitals (0.77%)
UBC Healthcare Analytics, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 7/1/18	$5,526,021	5,498,391	5,503,917	0.77%

Textile Furnishings Mills (2.29%)
Lexmark Carpet Mills, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 10%, 1% LIBOR Floor, due 9/30/18	$16,351,467	15,942,680	16,400,522	2.29%

Wired Telecommunications Carriers (2.88%)
Bulgaria Telecom Company AD, 1st Lien Facility 1A Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Bulgaria) (4)	€3,228,624	3,488,734	4,096,584	0.57%
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5%, 1.25% LIBOR Floor, due 2/22/20	$15,000,000	14,692,351	15,434,775	2.14%
Viva Telecom Bulgaria EAD, 1st Lien Facility 1B Term Loan, EURIBOR + 5.5%, due 11/9/17 - (Luxembourg) (4)	€970,906	1,049,125	1,231,917	0.17%
Total Wired Telecommunications Carriers		19,230,210	20,763,276

  TCP Capital Corp.

 Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Company

	Principal			Percent of
	Amount or		Fair	Cash and
Investment	Shares	Cost	Value	Investments

Debt Investments (continued)
Wireless Telecommunications Carriers (3.37%)
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 10.9%, due 4/30/14 - (Canada)	$3,037,292	$2,933,872	$3,067,665	0.43%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75%, 1.5% LIBOR Floor, due 6/21/17	$19,713,500	18,827,593	21,093,446	2.94%
Total Wireless Telecommunications Carriers		21,761,465	24,161,111

Total Bank Debt		548,595,475	548,925,302

Other Corporate Debt Securities (16.26%)
Architectural, Engineering, and Related Services (1.06%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,574,339	7,574,339	7,574,339	1.06%

Artificial Synthetic Fibers and Filaments Manufacturing (1.27%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16 (2), (5)	$9,268,000	7,586,317	9,124,346	1.27%

Beverage Manufacturing (1.12%)
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18 (5)	$7,780,000	7,780,000	7,993,950	1.12%

Data Processing, Hosting, and Related Services (1.06%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,063,598	6,925,117	7,628,686	1.06%

Fabricated Metal Product Manufacturing (1.48%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	10,500,000	1.48%

Metal Ore Mining (0.90%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 (5)	$7,359,000	7,324,728	6,475,920	0.90%

Nondepository Credit Intermediation (1.49%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 (5)	$10,000,000	9,818,866	10,700,000	1.49%

Plastics Products Manufacturing (1.99%)
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18 (5)	$13,600,000	13,600,000	14,242,248	1.99%

Satellite Telecommunications (1.40%)
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19 (5)	$9,914,000	9,914,000	10,062,710	1.40%

Scientific Research and Development Services (2.40%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,200,000	16,536,295	17,200,000	2.40%

Structured Note Funds (2.09%)
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21 (5)	$15,000,000	15,000,000	15,000,000	2.09%

Total Other Corporate Debt Securities		114,382,537	116,502,199

Total Debt Investments		662,978,012	665,427,501

Equity Securities (5.40%)
Architectural, Engineering, and Related Services (0.94%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	2,249,930	3,947,862	0.54%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,864,872	0.40%
Total Architectural, Engineering, and Related Services		11,561,712	6,812,734

Business Support Services (0.18%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	80,396	1,100,348	1,310,535	0.18%

Data Processing, Hosting, and Related Services (0.14%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,016,977	0.14%

Depository Credit Intermediation (0.14%)
Doral Financial Corporation, Common Stock (3)	53,890	11,699,417	1,028,216	0.14%

Electric Power Generation, Transmission and Distribution (0.00%)
La Paloma Residual Bank Debt Claim (3), (5)	1,830,453	1,486,222	18	0.00%

 TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Electronic Shopping (0.15%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	$462,576	$876,641	0.11%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	257,742	0.04%
Total Electronic Shopping		462,576	1,134,383

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	9,278	-

Full-Service Restaurants (0.00%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	-	-

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	1,396	22,295	-

Nonmetallic Mineral Mining and Quarrying (0.22%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	1,562,137	0.22%

Other Amusement and Recreation Industries (0.01%)
Bally Total Fitness Holding Corporation, Common Stock (3), (5)	10,315	45,186,963	51,575	0.01%
Bally Total Fitness Holding Corporation, Warrants (3), (5)	18,394	-	2	-
Total Other Amusement and Recreation Industries		45,186,963	51,577

Radio and Television Broadcasting (0.05%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	361,879	0.05%

Scheduled Air Transportation (1.40%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	660	100,924	127,840	0.02%
N918DL Trust Beneficial Interests (5), (6)	574	114,603	144,330	0.02%
N954DL Trust Beneficial Interests (5), (6)	548	139,665	67,150	0.01%
N955DL Trust Beneficial Interests (5), (6)	535	140,951	114,070	0.02%
N956DL Trust Beneficial Interests (5), (6)	538	141,032	109,140	0.02%
N957DL Trust Beneficial Interests (5), (6)	535	141,952	110,160	0.02%
N959DL Trust Beneficial Interests (5), (6)	532	142,867	111,010	0.02%
N960DL Trust Beneficial Interests (5), (6)	524	146,586	117,980	0.02%
N961DL Trust Beneficial Interests (5), (6)	530	145,765	120,360	0.02%
N976DL Trust Beneficial Interests (5), (6)	599	118,542	103,190	0.01%
Equipment Trusts - Aircraft Leased to United Airlines, Inc.
N510UA Trust Beneficial Interests (2), (5)	51	184,456	482,632	0.07%
N512UA Trust Beneficial Interests (2), (5)	50	180,417	475,760	0.07%
N536UA Trust Beneficial Interests (2), (5)	76	369,656	665,221	0.09%
N545UA Trust Beneficial Interests (2), (5)	63	325,962	655,903	0.09%
N585UA Trust Beneficial Interests (2), (5)	50	201,234	588,050	0.08%
United N659UA-767, LLC (N659UA) (5), (6)	386	2,005,203	2,906,192	0.41%
United N661UA-767, LLC (N661UA) (5), (6)	375	1,978,592	2,916,543	0.41%
Total Scheduled Air Transportation		6,578,407	9,815,531

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (0.23%)
KAGY Holding Company, Inc., Series A Preferred Stock (2), (3), (5)	9,777,740	1,091,200	1,632,576	0.23%

Semiconductor and Other Electronic Component Manufacturing (0.03%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	229,504	0.03%

Software Publishers (0.08%)
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock (3), (5)	1,232,731	522,678	540,429	0.08%

Support Activities for Mining (0.51%)
DeepOcean Group Holding BV, Common Stock - (Norway) (3), (5)	145,824	3,094,604	3,631,017	0.51%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Wired Telecommunications Carriers (1.32%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,606,832	0.77%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	205,050	0.03%
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,697,018	0.52%
Total Wired Telecommunications Carriers		11,690,060	9,508,900

Total Equity Securities		123,670,424	38,667,986

Total Investments (7)		786,648,436	704,095,487

Cash and Cash Equivalents			12,566,659	1.75%

Total Cash and Investments			$716,662,146	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).
(3)	Non-income producing security.
(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)
(5)	Restricted security. (See Note 2)
(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary.
(7)	Includes investments with an aggregate market value of $2,940,000 that have been segregated to collateralize certain unfunded commitments.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $354,541,956 and $176,516,172, respectively for the nine months ended September 30, 2013. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2013 was $703,067,274, or 98.1% of total cash and investments of the Company.

Options and Swaps at September 30, 2013 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$19,152
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$52,694

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

Swaps at December 31, 2012 were as follows:

Investment	Notional Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$179,364

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012 (1)

Investment income
Interest income:
Unaffiliated issuers	$14,257,066	$10,162,568	$41,745,035	$27,140,094
Controlled companies	293,711	360,975	936,296	360,975
Other affiliates	1,938,950	1,310,590	4,035,115	4,556,220
Dividend income:
Other affiliates	-	-	-	1,811,189
Other income:
Unaffiliated issuers	529,011	-	1,105,959	520,580
Controlled companies	183,650	94,726	495,165	440,584
Other affiliates	85,983	182,114	305,739	182,114
Total investment income	17,288,371	12,110,973	48,623,309	35,011,756

Operating expenses
Management and advisory fees	2,205,517	1,737,237	6,110,550	4,986,901
Interest expense	340,711	33,575	663,820	90,023
Administrative expenses	256,806	-	592,422	-
Amortization of deferred debt issuance costs	218,764	110,977	470,242	330,519
Legal fees, professional fees and due diligence expenses	188,284	294,746	489,488	656,522
Commitment fees	85,749	61,487	146,843	193,848
Director fees	76,478	37,500	220,288	137,500
Insurance expense	55,020	37,098	133,816	93,061
Custody fees	45,776	25,797	105,427	72,300
Professional fees relating to the Conversion	-	-	-	411,523
Other operating expenses	227,287	168,903	644,793	276,766
Total operating expenses	3,700,392	2,507,320	9,577,689	7,248,963

Net investment income before taxes	13,587,979	9,603,653	39,045,620	27,762,793

Excise tax expense	-	-	-	502,978
Net investment income	13,587,979	9,603,653	39,045,620	27,259,815

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	804,482	8,403,999	(2,773,020)	5,299,895
Investments in non-controlled affiliates	-	-	-	718,845
Net realized gain (loss)	804,482	8,403,999	(2,773,020)	6,018,740

Net change in net unrealized appreciation/depreciation	2,132,565	(8,059,602)	8,723,819	(13,059,404)
Net realized and unrealized gain (loss)	2,937,047	344,397	5,950,799	(7,040,664)

Dividends paid on Series A preferred equity facility	(364,043)	(397,050)	(1,131,014)	(1,142,233)
Net change in accumulated dividends on Series A preferred equity facility	(23,939)	(2,071)	(7,928)	(69,164)
Distributions of incentive allocation to the General Partner from:
Net investment income	(2,639,999)	-	(7,581,335)	-
Net realized gains	(54,157)	-	(312,598)	-
Net change in reserve for incentive allocation	(533,253)	-	(877,563)	-

Net increase in net assets applicable to common shareholders resulting from operations	$12,909,635	$9,548,929	$35,085,981	$19,007,754

Basic and diluted earnings per common share	$0.48	$0.44	$1.47	N/A
Basic and diluted weighted average common shares outstanding	26,654,702	21,475,635	23,942,996	N/A

See accompanying notes.

(1) Prior to the Conversion on April 2, 2012, the Company's portfolio had different objectives.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital	Accumulated Net	Accumulated	Accumulated Net	Non-
	Shares	Par Amount	in Excess of Par	Investment Income	Net Realized Losses	Unrealized Depreciation	controlling Interest	Total Net Assets

Balance at December 31, 2011	418,956	$419	$364,742,957	$13,515,239	$(45,411,498)	$(94,976,243)	$-	$237,870,874

Retirement of old common stock in the Conversion	(418,956)	(419)	419	-	-	-	-	-
Issuance of common stock in the Conversion	15,725,635	15,726	(15,726)	-	-	-	-	-
Issuance of common stock in public offering	5,750,000	5,750	80,956,005	-	-	-	-	80,961,755
Issuance of common stock from dividend reinvestment plan	1,993	2	30,383	-	-	-	-	30,385
Net investment income	-	-	-	40,320,360				40,320,360
Realized and unrealized gains (losses)	-	-	-	-	(15,990,188)	3,205,937	-	(12,784,251)
Dividends on Series A preferred equity facility	-	-	-	(1,602,799)	-	-	-	(1,602,799)
General Partner incentive allocation	-	-	-	-	-	-	-	-
Dividends paid to common shareholders	-	-	-	(28,808,774)	-	-	-	(28,808,774)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(1,479,978)	(897,847)	2,377,825	-	-	-
Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$-	$315,987,550

Issuance of common stock in public offering	5,175,000	5,175	78,171,615	-	-	-	-	78,176,790
Issuance of common stock from dividend reinvestment plan	2,174	2	35,505	-	-	-	-	35,507
Net investment income	-	-	-	39,045,620	-	-	-	39,045,620
Realized and unrealized gains (losses)	-	-	-	-	(2,773,020)	8,723,819	-	5,950,799
Dividends on Series A preferred equity facility	-	-	-	(1,138,942)	-	-	-	(1,138,942)
General Partner incentive allocation	-	-	-	(7,581,335)	(312,598)	-	(877,563)	(8,771,496)
Dividends paid to common shareholders	-	-	-	(27,782,087)	-	-	-	(27,782,087)
Balance at September 30, 2013	26,654,802	$26,655	$522,441,180	$25,069,435	$(62,109,479)	$(83,046,487)	$(877,563)	$401,503,741

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$35,085,981	$19,007,754
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain)	2,773,020	(6,018,740)
Net change in unrealized appreciation/depreciation of investments	(8,675,023)	13,426,667
Dividends paid on Series A preferred equity facility	1,131,014	1,142,233
Net change in accumulated dividends on Series A preferred equity facility	7,928	69,164
Net change in reserve for incentive allocation	877,563	-
Accretion of original issue discount	(1,703,018)	(521,847)
Net accretion of market discount/premium	(674,077)	(1,708,108)
Interest and dividend income paid in kind	(1,248,459)	(1,761,682)
Amortization of deferred debt issuance costs	470,242	330,519
Changes in assets and liabilities:
Purchases of investment securities	(353,293,497)	(243,833,001)
Proceeds from sales, maturities and paydowns of investments	176,516,172	129,105,822
Decrease (increase) in accrued interest income - unaffiliated issuers	(2,346,218)	177,904
Decrease (increase) in accrued interest income - controlled companies	8,749	(56,280)
Increase in accrued interest income - other affiliates	(321,152)	(606,711)
Decrease (increase) in receivable for investments sold	6,439,614	(6,864,975)
Decrease (increase) in prepaid expenses and other assets	(371,259)	1,193,639
Increase in payable for investments purchased	15,103,635	19,657,089
Increase in payable to the Investment Manager	171,251	22,711
Decrease in management and advisory fees payable	-	(565,599)
Increase (decrease) in interest payable	170,674	(17,743)
Increase in incentive allocation payable	2,694,156	-
Decrease in accrued expenses and other liabilities	(526,520)	(110,927)
Net cash used in operating activities	(127,709,224)	(77,932,111)

Financing activities
Proceeds from draws on credit facilities	191,000,000	122,000,000
Principal repayments on credit facilities	(115,000,000)	(103,000,000)
Payments of debt issuance costs	(3,058,502)	-
Dividends paid on Series A preferred equity facility	(1,131,014)	(1,142,233)
Dividends paid to common shareholders	(27,782,087)	(20,218,188)
Proceeds from shares issued in connection with dividend reinvestment plan	35,507	13,234
Proceeds from common shares sold, net of underwriting and offering costs	78,176,790	80,961,755
Net cash provided by financing activities	122,240,694	78,614,568

Net increase (decrease) in cash and cash equivalents	(5,468,530)	682,457
Cash and cash equivalents at beginning of period	18,035,189	10,831,678
Cash and cash equivalents at end of period	$12,566,659	$11,514,135

Supplemental cash flow information
Interest payments	$493,146	$107,766
Excise tax payments	969,946	502,978

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

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

September 30, 2013

1. Organization and Nature of Operations (continued)

The Board of Directors of the Partnership has delegated investment management of the Partnership’s assets to the Investment Manager. At September 30, 2013, each Board of Directors consists of five persons, three of whom are independent. If the Company or the Partnership has preferred equity interests outstanding, as the Partnership currently does, the holders of the preferred interests voting separately as a class are entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common shares and preferred interests voting together as a single class.

Preferred Equity

At September 30, 2013, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of September 30, 2013, the Partnership was in full compliance with such requirements.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2013 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$448,827,207	Market rate approach	Market yields	5.1% - 17.6% (10.5%)
		Market quotations	Indicative bid/ask quotes	1 - 4 (2)
		Market comparable companies	Revenue multiples	0.4x (0.4x)
		Market comparable companies	EBITDA multiples	6.5x (6.5x)
Other Corporate Debt	$45,803,291	Market rate approach	Market yields	14.2% (14.2%)
		Market quotations	Indicative bid/ask quotes	1 – 11 (4)
		Market comparable companies	EBITDA multiples	6.5x - 10.0x (8.1x)
Equity	$37,639,774	Market rate approach	Market yields	13.0% - 18.0% (13.6%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
		Market comparable companies	EBITDA multiples	3.4x – 8.0x (5.5x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At September 30, 2013, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$1,028,216
2	Other observable market inputs*	100,098,095	70,698,908	-
3	Independent third-party pricing sources that employ significant unobservable inputs	448,827,207	38,174,605	34,757,266
3	Investment Manager valuations with significant unobservable inputs	-	7,628,686	2,882,504
Total		$548,925,302	$116,502,199	$38,667,986

* For example, quoted prices in inactive markets or quotes for comparable investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(1,062,389)	7,520,997	(3,573,701)
Acquisitions	215,773,748	22,962,665	11,023,992
Dispositions	(100,185,011)	(15,172,634)	(3,215,534)
Transfers out of Level 3*	(58,651,283)	(10,300,000)	-
Transfers into Level 3†	33,608,816	15,991,940	-
Reclassifications within Level 3‡	-	-	(2,152,861)
Ending balance	$448,827,207	$38,174,605	$34,757,266

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(740,697)	$1,570,023	$(2,724,223)

* Comprised of nine investments that transferred to Level 2 due to increased observable market activity.

† Comprised of five investments that transferred from Level 2 due to reduced trading volumes.

‡ Comprised of one investment that was reclassified to Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	356,327	(607,055)
Acquisitions	-	104,901	-
Dispositions	-	-	(88,066)
Reclassifications within Level 3§	-	-	2,152,861
Ending balance	$-	$7,628,686	$2,882,504

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$356,327	$(607,055)

§ Comprised of one investment that was reclassified from Independent Third-Party Valuation.

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

At December 31, 2012, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs *	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ significant unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant unobservable inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2012 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$159,949,811	$24,061,229	$68,114,764
Net realized and unrealized losses	(8,709,385)	(6,540,882)	(7,100,618)
Acquisitions	288,929,785	3,731,290	9,584,408
Dispositions	(84,994,292)	-	(37,923,184)
Transfers out of Level 3 †	-	(4,080,000)	-
Transfers into Level 3 ‡	4,167,407	-	-
Ending balance	$359,343,326	$17,171,637	$32,675,370

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized losses, above)	$(5,856,277)	$127,255	$(9,797,319)

† Comprised of one investment that transferred to Level 2 due to increased trading volumes.

‡ Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$51,436	$7,464,188	$1,252,190
Net realized and unrealized gains (losses)	-	284,156	274,554
Acquisitions	-	148,281	-
Dispositions	-	(729,167)	(5,842)
Transfers out of Level 3 §	-	-	(147,574)
Reclassifications within Level 3 **	(51,436)	-	51,436
Ending balance	$-	$7,167,458	$1,424,764

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$272,637	$274,555

§ Comprised of one investment that transferred to Level 2 due to increased trading volumes.

**Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.3% and 1.6% of total investments at September 30, 2013 and December 31, 2012, respectively. Such positions were converted at the respective closing rate in effect at September 30, 2013 and December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are recognized as either assets or liabilities in the Statement of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar.

During the nine months ended September 30, 2013, TCPC Funding purchased an interest rate cap with a notional amount of $25,000,000. At September 30, 2013 and September 30, 2012, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the nine months ended September 30, 2013 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$(126,670)
Interest rate cap	$-	$(32,598)

Gains and losses from derivatives during the nine months ended September 30, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$145,906

Valuations of derivatives held at September 30, 2013 and September 30, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $3.5 million were incurred during 2006 in connection with placing the Partnership’s revolving credit facility. Additional costs of approximately $1.5 million were incurred during 2013 in connection with the extension of the facility (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated remaining life of the facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company or the Partnership.

Costs of approximately $1.6 million were incurred during 2013 in connection with placing TCPC Funding’s revolving credit facility (see Note 4). These costs were deferred and are being amortized on a straight-line basis over three years, the estimated life of that facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company, the Partnership or TCPC Funding.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Partnership and TCPC Funding is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of September 30, 2013, all tax years of the Company, the Partnership, and TCPC Funding since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

During the nine months ended September 30, 2013, the Company paid $969,946 in excise taxes related to income earned in 2012. During the nine months ended September 30, 2012, the Company paid $502,978 in excise taxes related to income earned in 2011.

Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at September 30, 2013 were as follows:

Unrealized appreciation	$30,645,941
Unrealized depreciation	(113,178,794)
Net unrealized depreciation	(82,532,853)

Cost	$786,700,186

3. Management Fees, Incentive Compensation and Other Expenses

Following the Conversion, the Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

3. Management Fees, Incentive Compensation and Other Expenses (continued)

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The Company did not incur any incentive compensation prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on incentive compensation distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At September 30, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of the reserve amount and is reported as a minority interest in the consolidated financial statements of the Company.

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

4. Debt

At September 30, 2013 and December 31, 2012, debt was comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Senior Facilities”) as follows:

	September 30, 2013	December 31, 2012
Partnership Facility	$102,000,000	$74,000,000
TCPC Funding Facility	48,000,000	-
Total Debt	$150,000,000	$74,000,000

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

4. Debt (continued)

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. On September 19, 2013, the Partnership Facility was amended to extend the maturity date from July 31, 2014 to July 31, 2016. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility will bear interest at LIBOR plus 2.50% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 2.50% or the CP Conduit’s cost of funds plus 2.50%, subject to certain limitations. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of September 30, 2013, the Partnership was in full compliance with such covenants.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 17, 2013, provides for amounts to be drawn up to $100 million, subject to certain collateral and other restrictions. The facility matures May 17, 2016, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $200 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus 2.75% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2013, TCPC Funding was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

4. Debt (continued)

The condensed balance sheet of TCPC Funding at September 30, 2013 was as follows:

Assets:
Cash	$1,531,311
Investments	96,543,370
Other assets	2,024,193
Total assets	$100,098,874

Liabilities:
Debt	$48,000,000
Payables	239,829
Total liabilities	48,239,829

Equity	51,859,045
Total liabilities and equity	$100,098,874

The weighted-average interest rates on total outstanding borrowings at September 30, 2013 and December 31, 2012 were 1.39% and 0.65%, respectively.

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

The Consolidated Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $2,480,000 at September 30, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

6. Related Parties

The Company, the Partnership, TCPC Funding, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2013, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership. At September 30, 2013, amounts reimbursable to the Investment Manager totaled $280,451, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership. For the nine months ended September 30, 2013, expenses allocated pursuant to the Administration Agreements totaled $592,422. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2013. In addition to the issuances summarized below, the Company priced a public offering of its common stock on September 26, 2013, the sale of which closed on October 1, 2013 (see Note 9, Subsequent Events).

	Shares Issued	Price Per Share	Net Proceeds
May 21, 2013 public offering	5,175,000	$15.63	$78,176,790
Shares issued from dividend reinvestment plan	2,174	$16.33	$35,507

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

7. Stockholders’ Equity and Dividends (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the nine months ended September 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	$0.36		$9,595,344
August 8, 2013	September 9, 2013	September 30, 2013	$0.36		$9,595,692

* Includes a special dividend of $0.05.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 9, 2012	March 9, 2012	April 3, 2012	$0.34	†	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	‡	$8,590,586

† Based on 15,725,635 pro-forma converted shares before the initial public offering.

‡ Includes a special dividend of $0.05.

8. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net increase in net assets applicable to common shareholders resulting from operations	$12,909,635	$35,085,981
Weighted average shares outstanding	26,654,702	23,942,996
Earnings per share	$0.48	$1.47

9. Subsequent Events

On October 1, 2013, the Company closed a public offering of 4.37 million shares of its common stock at $15.76 per share for gross proceeds of approximately $68.9 million and net proceeds of $66.5 million, net of underwriter discounts and approximately $0.3 million of expenses related to the offering.

On November 7, 2013, the Company’s board of directors declared a regular third quarter cash dividend of $0.36 per share and a special dividend of $0.05 per share. Both dividends are payable on December 31, 2013 to stockholders of record as of the close of business on December 10, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

10. Financial Highlights

Nine Months Ended
September 30, 2013
Per Common Share
Per share NAV at the beginning of period	$14.71

Investment operations:
Net investment income	1.64
Net realized and unrealized gain (loss)	0.25
Dividends on Series A preferred equity facility	(0.05)
Incentive allocation reserve and distributions	(0.37)
Total from investment operations	1.47

Distributions to common shareholders from:
Net investment income	(1.12)
Per share NAV at end of period	$15.06

Per share market price at end of period	$16.23

Total return based on market value (1), (2)	17.7%
Total return based on net asset value (1), (2)	10.1%

Shares outstanding at end of period	26,654,802

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2013

10. Financial Highlights (continued)

Nine Months Ended
September 30, 2013
Ratios to average common equity: (4), (5)
Net investment income (6)	12.2%
Expenses	3.5%
Expenses and incentive allocation (7)	5.7%

Ending common shareholder equity	$401,503,741
Portfolio turnover rate (1)	31.1%
Weighted-average debt outstanding	$77,106,227
Weighted-average interest rate on debt	1.2%
Weighted-average number of common shares	23,942,996
Average debt per share	$3.22

(1)	Not annualized.

(2)	Total return based on market value equals the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.

(3)	Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(4)	Annualized, except for incentive allocation.

(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(6)	Net of incentive allocation.

(7)	Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2013

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$2,056,927	$-	$2,056,927
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	7,586,317	-	9,124,346
Anacomp, Inc., Class A Common Stock	1,255,527	-	-	1,016,977
EPMC HoldCo, LLC, Membership Units	2,730,458	-	(1,481,930)	1,562,137
ESP Holdings, Inc., Cumulative Preferred 15%	3,643,088	-	-	3,947,862
ESP Holdings, Inc., Common Stock	2,263,124	-	-	2,864,872
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	7,134,137	364,499	-	7,574,339
KAGY Holding Company, Inc., Series A Preferred Stock	-	8,096,057		1,632,576
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	548,340	-	(59,630)	432,155
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	556,225	-	(58,349)	440,895
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	277,780	-	(105,163)	155,325
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	436,810	-	(94,237)	314,355
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	653,220	-	(68,510)	517,750
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,264,148	-	(738,165)	3,220,168
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	4,351,424	-	(715,870)	3,433,856
N510UA Equipment Trust Beneficial Interests	479,682	59,630	(26,934)	482,632
N512UA Equipment Trust Beneficial Interests	473,761	58,349	(26,492)	475,760
N536UA Equipment Trust Beneficial Interests	624,746	105,163	(33,901)	665,221
N545UA Equipment Trust Beneficial Interests	616,897	94,366	(35,652)	655,903
N585UA Equipment Trust Beneficial Interests	583,391	68,510	(35,082)	588,050
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	367,370	-	(57,549)	312,630
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	454,580	-	(50,943)	406,810
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	597,720	-	(58,526)	533,120
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	612,000	-	(56,298)	549,950
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	612,850	-	(57,234)	549,780
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	617,440	-	(56,790)	554,710
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	622,030	-	(56,351)	559,810
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	640,730	-	(55,519)	579,360
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	636,990	-	(56,860)	574,430
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	473,280	-	(59,136)	417,690
N913DL Equipment Trust Beneficial Interests	111,520	57,549	(70,524)	127,840
N918DL Equipment Trust Beneficial Interests	120,530	50,943	(67,003)	144,330
N954DL Equipment Trust Beneficial Interests	113,390	58,526	(80,813)	67,150
N955DL Equipment Trust Beneficial Interests	160,650	56,298	(79,828)	114,070
N956DL Equipment Trust Beneficial Interests	163,200	57,234	(80,928)	109,140
N957DL Equipment Trust Beneficial Interests	163,880	56,790	(80,593)	110,160
N959DL Equipment Trust Beneficial Interests	164,390	56,351	(80,261)	111,010
N960DL Equipment Trust Beneficial Interests	169,660	55,519	(80,008)	117,980
N961DL Equipment Trust Beneficial Interests	171,360	56,860	(81,410)	120,360
N967DL Equipment Trust Beneficial Interests	83,300	59,136	(76,920)	103,190
RM Holdco, LLC, Membership Units	849,478	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	5,106,805	-	-	3,516,036
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	3,759,156	13,179	(90,039)	3,682,296
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	6,258,122	373,624	-	6,631,746
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	1,976,470	123,303	-	2,090,096
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	-	1,299,048	-	1,332,013
United N659UA-767, LLC (N659UA)	2,771,428	738,165	(506,035)	2,906,193
United N661UA-767, LLC (N661UA)	2,789,809	715,870	(497,275)	2,916,543

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2012

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

Anacomp, Inc., Class A Common Stock	$740,761	$-	$-	$1,255,527
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18	-	403,947	(37,389)	367,370
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18	-	490,003	(33,390)	454,580
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19	-	631,014	(37,814)	597,720
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19	-	645,523	(36,417)	612,000
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19	-	646,372	(37,011)	612,850
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19	-	651,170	(36,735)	617,440
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19	-	655,930	(36,462)	622,030
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19	-	675,587	(35,956)	640,730
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19	-	671,812	(36,803)	636,990
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18	-	512,643	(38,636)	473,280
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL)	-	145,176	(31,277)	111,520
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL)	-	162,691	(32,027)	120,530
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL)	-	202,368	(40,415)	113,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL)	-	204,598	(40,116)	160,650
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL)	-	205,404	(40,679)	163,200
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL)	-	206,328	(40,572)	163,880
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL)	-	207,244	(40,467)	164,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL)	-	211,653	(40,578)	169,660
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL)	-	211,555	(41,241)	171,360
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL)	-	173,597	(37,271)	83,300
EPMC HoldCo, LLC, Membership Units	5,264,007	-	(1,276,226)	2,730,458
ESP Holdings, Inc., Cumulative Preferred 15%	3,287,872	-	-	3,643,088
ESP Holdings, Inc., Common Stock	7,473,887	-	-	2,263,124
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	6,240,393	1,000,494	-	7,134,137
International Wire Group Holdings, Inc., Common Stock	30,077,606	-	(31,940,733)	-
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15	18,180,000	-	(18,000,000)	-
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	-	15,000,000	-	15,450,000
Real Mex Restaurants, Inc. Senior Secured Notes, 14%, due 1/1/13	12,410,823	-	(6,627,711)	-
RM Holdco, LLC, Membership Units	-	2,010,777	-	849,478
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	5,106,805	-	5,106,805
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	-	3,759,156	-	3,759,156
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	-	6,258,122	-	6,258,122
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16		1,922,118	-	1,976,470
United Airlines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	624,066	-	(66,886)	548,340
United Airlines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	630,208	-	(65,449)	556,225
United Airlines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	414,963	-	(122,068)	277,780
United Airlines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	563,575	-	(109,385)	436,810
United Airlines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	739,958	-	(76,848)	653,220
United Airlines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	5,014,613	-	(886,810)	4,264,148
United Airlines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	5,192,014	-	(860,025)	4,351,424
United Airlines, Inc., Equipment Trust Beneficial Interests (N510UA)	467,137	66,886	(35,913)	479,682
United Airlines, Inc., Equipment Trust Beneficial Interests (N512UA)	458,665	65,449	(35,325)	473,761
United Airlines, Inc., Equipment Trust Beneficial Interests (N536UA)	686,303	122,068	(45,201)	624,746
United Airlines, Inc., Equipment Trust Beneficial Interests (N545UA)	612,589	109,256	(47,505)	616,897
United Airlines, Inc., Equipment Trust Beneficial Interests (N585UA)	498,602	76,848	(46,776)	583,391
United N659UA-767, LLC (N659UA)	2,274,815	886,810	(674,712)	2,771,428
United N661UA-767, LLC (N661UA)	2,205,523	860,025	(663,033)	2,789,809

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

September 30, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Bally Total Fitness Holding Corporation, Common Stock	4/30/10
Bally Total Fitness Holding Corporation, Warrants	4/30/10
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
DeepOcean Group Holding BV, Common Stock	5/13/11
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
La Paloma Residual Bank Debt Claim	2/2/05
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
V Telecom Investment S.C.A, Common Shares	11/9/12

December 31, 2012

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Bally Total Fitness Holding Corporation, Common Stock	4/30/10
Bally Total Fitness Holding Corporation, Warrants	4/30/10
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
DeepOcean Group Holding BV, Common Stock	5/13/11
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
La Paloma Residual Bank Debt Claim	2/2/05
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
V Telecom Investment S.C.A, Common Shares	11/9/12

TCP Capital Corp

Consolidating Statement of Assets and Liabilities (Unaudited)

September 30, 2013

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$-	$633,694,938	$-	$633,694,938
Investment in subsidiary	401,985,861	-	(401,985,861)	-
Controlled companies	-	19,657,258	-	19,657,258
Other affiliates	-	50,743,291	-	50,743,291
Total investments	401,985,861	704,095,487	(401,985,861)	704,095,487

Cash and cash equivalents	-	12,566,659	-	12,566,659
Distribution receivable from subsidiary	-	-	-	-
Accrued interest income	-	7,233,928	-	7,233,928
Receivable for investment securities sold	-	1,287,801	-	1,287,801
Deferred debt issuance costs	-	3,284,278	-	3,284,278
Receivable for investments sold	-	1,287,801	-	1,287,801
Unrealized appreciation on swaps	-	52,694	-	52,694
Interest rate cap option	-	19,152	-	19,152
Prepaid expenses and other assets	48,840	668,141	-	716,981
Total assets	402,034,701	729,208,140	(401,985,861)	729,256,980

Liabilities
Debt	-	150,000,000	-	150,000,000
Payable for investment securities purchased	-	36,918,454	-	36,918,454
Incentive allocation payable	-	2,694,156	-	2,694,156
Interest payable	-	289,907	-	289,907
Payable to the Investment Manager	110,593	169,858	-	280,451
Accrued expenses and other liabilities	420,367	1,738,128	-	2,158,495
Total liabilities	530,960	191,810,503	-	192,341,463

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	534,213	-	534,213
Total preferred limited partner interests	-	134,534,213	-	134,534,213

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-	877,563	877,563
	-	-	877,563	877,563

Net assets	$401,503,741	$402,863,424	$(402,863,424)	$401,503,741

Composition of net assets
Common stock	$26,655	$-	$-	$26,655
Additional paid-in capital	522,441,180	520,144,218	(520,144,218)	522,441,180
Accumulated deficit	(120,964,094)	(117,280,794)	118,158,357	(120,086,531)
Non-controlling interest	-	-	(877,563)	(877,563)
Net assets	$401,503,741	$402,863,424	$(402,863,424)	$401,503,741

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$-	$440,772,190	$-	$440,772,190
Investment in subsidiary	317,209,574	-	(317,209,574)	-
Controlled companies	-	22,489,208	-	22,489,208
Other affiliates	-	54,421,689	-	54,421,689
Total investments	317,209,574	517,683,087	(317,209,574)	517,683,087

Cash and cash equivalents	-	18,035,189	-	18,035,189
Accrued interest income	-	4,575,307	-	4,575,307
Receivable for investment securities sold	-	7,727,415	-	7,727,415
Deferred debt issuance costs	-	696,018	-	696,018
Unrealized appreciation on swaps	-	179,364	-	179,364
Prepaid expenses and other assets	20,606	325,116	-	345,722
Total assets	317,230,180	549,221,496	(317,209,574)	549,242,102

Liabilities
Credit facility payable	-	74,000,000	-	74,000,000
Payable for investment securities purchased	-	21,814,819	-	21,814,819
Payable to the Investment Manager	61,051	48,149	-	109,200
Interest payable	-	119,233	-	119,233
Payable to subsidiary	-	-	-	-
Accrued expenses and other liabilities	1,181,579	1,503,436	-	2,685,015
Total liabilities	1,242,630	97,485,637	-	98,728,267

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	526,285	-	526,285
Total preferred limited partner interests	-	134,526,285	-	134,526,285
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

Composition of net assets
Common stock	$21,478	$-	$-	$21,478
Additional paid-in capital	444,234,060	441,328,969	(441,328,969)	444,234,060
Accumulated deficit	(128,267,988)	(124,119,395)	124,119,395	(128,267,988)
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2013

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$-	$41,745,035	$-	$41,745,035
Controlled companies	-	936,296	-	936,296
Affiliates	-	4,035,115	-	4,035,115
Other income:
Unaffiliated issuers	-	1,105,959	-	1,105,959
Controlled companies	-	495,165	-	495,165
Other Affiliates	-	305,739	-	305,739
Total interest and related investment income	-	48,623,309	-	48,623,309

Operating expenses
Management and advisory fees	-	6,110,550	-	6,110,550
Interest expense	-	663,820	-	663,820
Administration expenses	-	592,422	-	592,422
Amortization of deferred debt issuance costs	-	470,242	-	470,242
Legal fees, professional fees and due diligence expenses	262,770	226,718	-	489,488
Commitment fees	-	146,843	-	146,843
Director fees	73,243	147,045	-	220,288
Insurance expense	44,555	89,261	-	133,816
Custody fees	2,625	102,802	-	105,427
Other operating expenses	409,651	235,142	-	644,793
Total expenses	792,844	8,784,845	-	9,577,689

Net investment income	(792,844)	39,838,464	-	39,045,620

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in unaffiliated issuers	-	(2,773,020)	-	(2,773,020)
Net change in unrealized appreciation/depreciation	-	8,723,819	-	8,723,819
Net realized and unrealized gain	-	5,950,799	-	5,950,799

Interest in earnings of subsidiary	35,878,825	-	(35,878,825)	-
Dividends paid on Series A preferred equity facility	-	(1,131,014)	-	(1,131,014)
Net change in accumulated dividends on Series A preferred equity facility	-	(7,928)	-	(7,928)
Distributions of incentive allocation to the General Partner from net investment income	-	-	(7,581,335)	(7,581,335)
Distributions of incentive allocation to the General Partner from net realized gains	-	-	(312,598)	(312,598)
Net change in reserve for incentive allocation	-	-	(877,563)	(877,563)

Net increase in net assets resulting from operations	$35,085,981	$44,650,321	$(44,650,321)	$35,085,981

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2012

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Standalone	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$-	$27,140,094	$-	$27,140,094
Controlled companies	-	360,975	-	360,975
Affiliates	-	4,556,220	-	4,556,220
Dividend income:
Affiliates	-	1,811,189	-	1,811,189
Other income:
Unaffiliated issuers	-	520,580	-	520,580
Other Affiliates	-	440,584	-	440,584
Controlled companies	-	182,114	-	182,114
Total interest and related investment income	-	35,011,756	-	35,011,756

Operating expenses
Management and advisory fees	1,292	4,985,609	-	4,986,901
Professional fees relating to the Conversion	133,333	278,190	-	411,523
Amortization of deferred debt issuance costs	-	330,519	-	330,519
Legal fees, professional fees and due diligence expenses	158,267	498,255	-	656,522
Commitment fees	-	193,848	-	193,848
Director fees	45,833	91,667	-	137,500
Interest expense	-	90,023	-	90,023
Insurance expense	30,938	62,123	-	93,061
Custody fees	2,625	69,675	-	72,300
Other operating expenses	115,152	161,614	-	276,766
Total expenses	487,440	6,761,523	-	7,248,963

Net investment income (loss) before income taxes	(487,440)	28,250,233	-	27,762,793

Excise tax expense	502,978	-	-	502,978

Net investment income (loss)	(990,418)	28,250,233	-	27,259,815

Net realized and unrealized gain (loss)
Net realized gain:
Investments in unaffiliated issuers	-	5,299,895	-	5,299,895
Investments in affiliates	-	718,845	-	718,845
Net realized loss	-	6,018,740	-	6,018,740
Net change in unrealized appreciation/depreciation	13,801,449	(13,059,404)	(13,801,449)	(13,059,404)
Net realized and unrealized gain (loss)	13,801,449	(7,040,664)	(13,801,449)	(7,040,664)

Dividends paid on Series A preferred equity facility	-	(1,142,233)	-	(1,142,233)
Net change in accumulated dividends on Series A preferred equity facility	-	(69,164)	-	(69,164)

Net increase in net assets resulting from operations	$12,811,031	$19,998,172	$(13,801,449)	$19,007,754

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

Overview

The Holding Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Holding Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Investment operations are conducted either in Special Value Continuation Partners, LP, a Delaware Limited Partnership (the “Operating Company”), of which the Holding Company owns 100% of the common limited partner interests, or in the Operating Company’s wholly-owned subsidiary, TCPC Funding I, LLC (“TCPC Funding”). The Operating Company has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Operating Company is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of the Holding Company and the Operating Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Holding Company, the Operating Company and TCPC Funding. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

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

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “Operating Company Facility”), $100 million in available debt under a senior secured revolving credit facility issued by TCPC Funding, (the “TCPC Funding Facility,” and, together with the Operating Company Facility, the “Revolving Facilities”), and $134 million of outstanding preferred limited partner interests in the Operating Company (the “Preferred Interests,” and, together with the Revolving Facilities, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2013, 92.6% of our total assets were invested in qualifying assets.

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

 As of September 30, 2013, 0.1% of our investments were categorized as Level 1, 24.3% were categorized as Level 2, 74.1% were Level 3 investments valued based on valuations by independent third party sources, and 1.5% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2013, we invested approximately $183.7 million across 15 new and 2 existing portfolio companies. Substantially all of these investments were in senior secured debt comprised of senior loans ($142.3 million, or 78% of the total) and senior secured notes ($41.0 million, or 22% of the total). The remaining $0.4 million were comprised of PIK payments received on investments in unsecured debt. Additionally, we received approximately $55.5 million in proceeds from sales or repayments of investments during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, we invested approximately $354.5 million across 27 new and 8 existing portfolio companies. Substantially all of these investments were in senior secured debt comprised of senior loans ($292.2 million, or 82% of the total) and senior secured notes ($61.9 million, or 18% of the total). The remaining $0.4 million were comprised of PIK payments received on investments in unsecured debt. Additionally, we received approximately $176.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2013.

At September 30, 2013, our investment portfolio of $704.1 million (at fair value) consisted of 63 portfolio companies and was invested 95% in debt investments, of which 97% was in senior secured debt and 3% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 16% in senior secured notes, 3% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.2 million. Our largest portfolio company investment by value was approximately $21.1 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at September 30, 2013. At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012.

The industry composition of our portfolio at fair value at September 30, 2013 was as follows:

Percent of Total
Industry	Investments
Software Publishers	7.9%
Computer Systems Design and Related Services	5.5%
Newspaper, Periodical, Book, and Directory Publishers	4.4%
Wired Telecommunications Carriers	4.3%
Professional, Scientific, and Technical Services	3.6%
Radio and Television Broadcasting	3.5%
Wireless Telecommunications	3.4%
Scheduled Air Transportation	3.3%
Full-Service Restaurants	2.5%
Chemical Manufacturing	2.5%
Scientific Research and Development Services	2.5%
Electric Power Generation, Transmission and Distribution	2.5%
Electrical Equipment and Component Manufacturing	2.4%
Business Support Services	2.3%
Textile Furnishings Mills	2.3%
Gaming Industries	2.2%
Motion Picture and Video Industries	2.2%
Grocery Stores	2.2%
Oil and Gas Extraction	2.2%
Structured Note Funds	2.1%
Semiconductor and Other Electronic Component Manufacturing	2.0%
Other Telecommunications	2.0%
Architectural, Engineering, and Related Services	2.0%
Plastics Products Manufacturing	2.0%
Inland Water Transportation	1.9%
Other Amusement and Recreation Industries	1.8%
Promoters of Performing Arts, Sports, and Similar Events	1.6%
Artificial Synthetic Fibers and Filaments Manufacturing	1.6%
Retail	1.6%
Fabricated Metal Product Manufacturing	1.5%
Nondepository Credit Intermediation	1.5%
Nonresidential Building Construction	1.4%
Satellite Telecommunications	1.4%
Drugs and Druggists' Sundries Merchant Wholesalers	1.3%
Electronic Shopping	1.2%
Data Processing, Hosting, and Related Services	1.2%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.2%
Computer Equipment Manufacturing	1.2%
Petroleum and Coal Products Manufacturing	1.1%
Beverage Manufacturing	1.1%
Other	5.6%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.8% at September 30, 2013 and 11.3% at December 31, 2012. The weighted average effective yields on our senior debt and other debt investments were 10.8% and 11.4%, respectively, at September 30, 2013, versus 11.4% and 9.9% at December 31, 2012.

At September 30, 2013, 76.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 23.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 88.3% at September 30, 2013. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012.

Results of operations

Results of operations through April 2, 2012 reflect a portfolio prior to the Conversion with different investment objectives, and accordingly are not directly comparable to the same period in 2013.

Investment income

Investment income totaled $17.3 million and $12.1 million, respectively, for the three months ended September 30, 2013 and 2012, of which $16.5 million and $11.8 million were attributable to interest and fees on our debt investments and $0.8 million and $0.3 million to other income, respectively. The increase in investment income in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Investment income totaled $48.6 million and $35.0 million, respectively, for the nine months ended September 30, 2013 and 2012, of which $46.7 million and $32.1 million were attributable to interest and fees on our debt investments, $0.0 million and $1.8 million to dividends from equity securities and $1.9 million and $1.1 million to other income, respectively. The increase in investment income in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by the absence of dividend income during the nine months ended September 30, 2013.

Expenses

Net expenses for the three months ended September 30, 2013 and 2012 were $3.7 million and $2.5 million, respectively, comprised of $2.2 million and $1.7 million in base management fees, $0.2 million and $0.3 million in legal and professional fees (including professional fees related to the Conversion), $0.4 million and $0.1 million in interest expense and fees related to the Revolving Facilities, $0.2 million and $0.1 million in amortization of debt issuance costs, and $0.7 million and $0.3 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and fees related to the increase in available and outstanding debt, and approximately $0.3 million in administration expenses previously waived by the Administrator.

Net expenses for the nine months ended September 30, 2013 and 2012 were $9.6 million and $7.2 million, respectively, comprised of $6.1 million and $5.0 million in base management fees, $0.5 million and $1.1 million in legal and professional fees, $0.8 million and $0.3 million in interest expense and fees related to the Revolving Facilities, $0.5 million and $0.3 million in amortization of debt issuance costs, and $1.7 million and $0.5 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and fees related to the increase in available and outstanding debt, and approximately $0.6 million in administration expenses waived by the Administrator prior to January 1, 2013.

Net investment income

Net investment income was $13.6 million and $9.6 million, respectively, for the three months ended September 30, 2013 and 2012. The increase in in net investment income in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily reflects the increased interest income in the three months ended September 30, 2013, partially offset by the increase in expenses.

Net investment income was $39.0 million and $27.3 million, respectively, for the nine months ended September 30, 2013 and 2012. The increase in in net investment income in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily reflects the increased interest income in the nine months ended September 30, 2013, partially offset by the decline in dividend income and the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains for the three months ended September 30, 2013 and 2012 were $0.8 million and $8.4 million, respectively. Net realized gains during the three months September 30, 2012 were primarily due to a $7.3 million realized gain on the sale of a portion of our equity in International Wire Group. For the three months ended September 30, 2013 and 2012, the change in net unrealized appreciation or depreciation was $2.1 million and $(8.1) million, respectively.

Net realized gains (losses) for the nine months ended September 30, 2013 and 2012 were $(2.8) million and $6.0 million, respectively. Net realized losses during the nine months ended September 30, 2013 are primarily due to a charge on the recapitalization of AGY Holding Corp. (“AGY”), a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was part of our legacy distressed debt strategy and has generated substantial cash interest income. The net realized gains during the nine months ended September 30, 2012 primarily reflect the gain on International Wire. For the nine months ended September 30, 2013 and 2012, the change in net unrealized appreciation was $8.7 million and $(13.1) million, respectively.

Income tax expense, including excise tax

The Holding Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code (“the Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Holding Company must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Holding Company has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Holding Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. There was no U.S. federal excise tax recorded for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, an expense of $0.5 million was recorded for U.S. federal excise tax, which related to 2011 income.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the three months ended September 30, 2013 and 2012 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar. Dividends on the Preferred Interests for the nine months ended September 30, 2013 and 2012 were $1.2 million and $1.2 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended September 30, 2013 and 2012 was $2.7 million and $0.0 million, respectively. Incentive compensation distributable to the General Partner for the nine months ended September 30, 2013 and 2012 was $7.9 million and $0.0 million, respectively. Incentive compensation for the three and nine months ended September 30, 2013 was distributable due to our performance exceeding the total return threshold. Pursuant to the terms of the management agreements of the Holding Company and the Operating Company, no incentive compensation was payable prior to January 1, 2013. The change in reserve for incentive compensation to the General Partner for the nine months ended September 30, 2013 and 2012 was $0.9 million and $0.0 million, respectively. The change in reserve for incentive compensation for the nine months ended September 30, 2013 reflects amounts in excess of distributable incentive compensation which would have been earned by the General Partner had we liquidated at net asset value at September 30, 2013.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $12.9 million and $9.5 million for the three months ended September 30, 2013 and 2012, respectively. The net increase in net assets resulting from operations was $35.1 million and $19.0 million for the nine months ended September 30, 2013 and 2012, respectively. The higher net increase in net assets resulting from operations primarily reflects the increase in net investment income and the increase in net realized and unrealized gains, partially offset by the commencement of incentive compensation.

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

On May 17, 2013, the Leverage Program was expanded with the issuance of the TCPC Funding Facility. This facility is a senior secured revolving credit facility, pursuant to which amounts may be drawn up to $100 million subject to certain collateral and other restrictions. The facility is expandable to $200 million subject to the consent of the lender and other customary conditions. Amounts outstanding and available under the combined Leverage Program at September 30, 2013 were as follows:

	Rate*	Outstanding	Available	Total Facility
Operating Company Facility	L+44	$102,000,000	$14,000,000	$116,000,000
TCPC Funding Facility	L+275	48,000,000	52,000,000	100,000,000
Preferred Interests	L+85	134,000,000	-	134,000,000
Total Leverage Program		$284,000,000	$66,000,000	$350,000,000

*Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

Net cash used in operating activities during the nine months ended September 30, 2013 was $127.7 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $176.8 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $49.1 million.

Net cash provided by financing activities was $122.2 million during the nine months ended September 30, 2013, consisting primarily of $78.2 million of net proceeds from the secondary public offering of our common stock on May 24, 2013 and $76.0 million of net draws under our Revolving Facilities, reduced by $27.8 million of dividends on common equity, $1.1 million of dividends on the Preferred Interests, and payment of $3.1 million in costs related to the issuance of the TCPC Funding Facility.

At September 30, 2013, we had $12.6 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of ratios of not less than 300% of total assets (less total liabilities other than indebtedness) to total indebtedness and not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facilities or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2013, we were in compliance with all financial and operational covenants required by the Leverage Program.

Economic conditions, like those that began in 2007 and which continued through 2011, while creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Economic conditions, like those that began in 2007 and which have continued, may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Company Facility matures in July 2016 and the Preferred Interests will be subject to mandatory redemption in July 2016. The TCPC Funding Facility matures in May 2016. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement will be equal to a percentage of the value of our gross assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

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

On August 8, 2013, our board of directors declared a third quarter cash dividend of $0.36 per share, payable on September 30, 2013 to stockholders of record as of the close of business on September 9, 2013. On September 30, 2013, we paid a cash dividend of $9.6 million.

The following tables summarize dividends declared for the nine months ended September 30, 2013 and September 30, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	$0.36		$9,595,344
August 8, 2013	September 9, 2013	September 30, 2013	$0.36		$9,595,692
Total for nine months ended September 30, 2013			$1.12		$27,782,087

March 9, 2012	April 3, 2012	March 29, 2013	$0.34	†	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
Total for nine months ended September 30, 2012			$1.03		$20,218,188

* Includes a special dividend of $0.05.

† Based on 15,725,635 pro-forma converted shares before the initial public offering.

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the nine months ended September 30, 2013:

	Shares Issued	Average Price Per Share	Proceeds
Shares issued from dividend reinvestment plan	2,174	$16.33	$35,507

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

Recent Developments

On October 1, 2013, the Holding Company closed a public offering of 4.37 million shares of its common stock at $15.76 per share, receiving gross proceeds of approximately $68.9 million and net proceeds of approximately $66.5 million, net of underwriter discounts and approximately $0.3 million of expenses related to the offering.

From October 1, 2013 through November 1, 2013, the Operating Company has invested approximately $21.4 million in two loans with a combined effective yield of approximately 10.4%.

On November 7, 2013, the Holding Company’s board of directors declared a regular third quarter cash dividend of $0.36 per share and a special dividend of $0.05 per share for a total combined dividend of $0.41 per share. Both dividends are payable on December 31, 2013 to stockholders of record as of the close of business on December 10, 2013.

Item 3:   Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2013, 76.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2013, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 88.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2013 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$10,454,691	$(8,520,000)	$1,934,691
Up 200 basis points	$5,439,350	$(5,680,000)	$(240,650)
Up 100 basis points	$861,171	$(2,840,000)	$(1,978,829)
Down 100 basis points	$(148,255)	$719,088	$570,833
Down 200 basis points	$(148,255)	$719,088	$570,833
Down 300 basis points	$(148,255)	$719,088	$570,833

Item 4.	Controls and Procedures

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2013, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent registration statement, as filed with the Securities and Exchange Commission on April 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits

3.1	Articles of Incorporation (1)
3.2	Post-offering Bylaws (1)
4.1	Statement of Preferences of Preferred Interests of Special Value Continuation Partners, LP (1)
10.1	Form of Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of August 13, 2013, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (2)
10.2	Form of Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of September 10, 2013, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (3)
10.3	Form of Second Amendment to Credit Agreement, dated as of September 18, 2013, by and among Special Value Continuation Partners, LP, as borrower, Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC), as administrative agent and arranger for the lenders, and various financial institutions, as Lenders. (4)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
23.1	Opinion and Consent of Skadden, Arps, Slate, Meagher & Flom LLP, counsel for the Registrant (5)
23.2	Consent of independent registered public accounting firm (5)
24	Power of Attorney (6)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-172669), filed on May 13, 2011.
(2)	Incorporated by reference to Exhibit 10.02 of the Registrant's Form 8-K filed on September 10, 2013.
(3)	Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K filed on September 10, 2013.
(4)	Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K filed on September 19, 2013.
(5)	Incorporated by reference to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-185319), on Form N-2, filed on April 1, 2013.
(6)	Incorporated by reference to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-185319), on Form N-2, filed on December 7, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TCP CAPITAL CORP.

Date: November 7, 2013
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: November 7, 2013
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

