Form 10-K
period 2013-12-31
TCP Capital Corp.
filed 2014-03-06
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2013

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

Yes ☐ No ☒

 The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 28, 2013 (the last business day of the Registrant’s most recently completed second quarter) was $407.6 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 5, 2014 was 36,199,916.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

Table of Contents

TCP CAPITAL CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

“TCPC Funding” refers to TCPC Funding I LLC, a Delaware limited liability company;

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

Investment operations are conducted in the Operating Company, either directly or in the Operating Company’s wholly owned subsidiary, TCPC Funding I, LLC (“TCPC Funding”).  The Holding Company owns 100% of the common limited partner interests of the Operating Company. The Operating Company has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Operating Company is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (the “Administrator”) of the Holding Company and the Operating Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both the Holding Company and the Operating Company. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

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

Tennenbaum Capital Partners, LLC

Our investment activities are managed by the Advisor. The Advisor is a leading investment manager (including specialty lending to middle-market companies). The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. As of December 31, 2013, the Advisor had in excess of $5.0 billion in committed capital under management, approximately 18% of which consists of the Holding Company’s committed capital, and a team of over 70 people including investment professionals and other personnel that focus on operations, finance, legal, and compliance, accounting and reporting, investor relations, information technology, and administration. The Advisor was founded in 1999 by Michael E. Tennenbaum, Mark K. Holdsworth and Howard M. Levkowitz, and its predecessor entity, formed by the same individuals, commenced operations in 1996. The three founders along with David Adler, David A. Hollander, Michael E. Leitner, Philip M. Tseng, Rajneesh Vig, and Lee Landrum constitute the Advisor’s active partners (the “Advisor Partners”). The Advisor Partners have significant industry experience, including experience investing in middle-market companies. Together, the Advisor Partners have invested over $13.1 billion in more than 325 companies since the Advisor’s inception, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe the Advisor Partners’ investment perspectives, complementary skills, and collective investment experience provide the Advisor with a strategic and competitive advantage in middle-market investing.

As our investment advisor, the Advisor is responsible for sourcing potential investments, conducting research, analyzing investment opportunities and structuring our investments and monitoring our portfolio companies on an ongoing basis. We believe that the Advisor has a proven long-term track record of positive performance, notwithstanding some periods during which losses were incurred, of sourcing deals, originating loans and successfully investing in middle-market companies and that the relationships of its investment professionals are integral to the Advisor’s success. The Advisor’s investment professionals have long-term working relationships with key sources of investment opportunities and industry expertise, including investment bankers, financial advisors, attorneys, private equity sponsors, other senior lenders, high-yield bond specialists, research analysts, accountants, and senior management teams. Additionally, the Advisor’s structure includes both a board of advisors and a group of Senior Executive Advisors, a team comprised of approximately 17 current and former executives from a variety of industries, which extends the reach of the Advisor’s relationships through a group of seasoned industry leaders and that can enhance our deal sourcing and due diligence activities.

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

Since the beginning of 2011, the Advisor executed across its funds over $2 billion in direct origination leveraged loans primarily to middle-market companies, of which over $739 million was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

Operating and Regulatory Tax Structure

The Holding Company elected to be treated for U.S. federal income tax purposes as a RIC under the Code. As a RIC, the Holding Company generally does not have to pay corporate-level federal income taxes on any net ordinary income or capital gain that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements. The Operating Company is not a RIC nor will it seek RIC status and instead is intended to be treated as a partnership for tax purposes. The Holding Company and the Operating Company have elected to be treated as BDCs under the 1940 Act. As a BDC we are required to invest at least 70% of our total assets primarily in securities of private and certain public U.S. companies (other than investment companies and certain financial institutions), cash, cash equivalents, U.S. Government securities, and other high-quality debt investments that mature in one year or less and to comply with other regulatory requirements, including limitations on our use of debt. Because the Holding Company and the Operating Company are each BDCs, their assets, liabilities and results of operations will be consolidated for purposes of this 70% requirement.

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $5.4 billion of leveraged loans to 137 companies since 1999, of which we invested over $1.2 billion in 84 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $40 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

Our typical investments are in performing middle-market companies. We believe that middle-market companies are generally less able to secure financing than larger companies and thus offer better return opportunities for those able to conduct the necessary diligence to appropriately evaluate these companies. We focus primarily on U.S. companies where we believe our Advisor’s perspective, complementary skills and investment experience provides us with a competitive advantage and in industries where our Advisor sees an attractive risk reward profile due to macroeconomic trends and existing Advisor industry expertise.

Investment Portfolio

At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2013.

Investment by Industry	Investment by Asset Type

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with a 15-year history and in excess of $5.0 billion in committed capital as of December 31, 2013, approximately 18% of which consists of the Holding Company’s committed capital, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company ( the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s Advisory Board, Senior Executive Advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Structuring Originations

As an early non-bank participant in the leveraged loan market, we believe that loan origination is a core competency of the Advisor. Supplementing industry deal teams’ experience and competency, the Advisor has six professionals (including investment professionals) with legal experience, two of whom have a quarter-century each of relevant experience in secured credit. Deal teams work with the Advisor’s in-house legal specialists and outside counsel to structure over-collateralized loans with what we believe to be strong creditor protections and contractual controls over borrower operations. In many cases, the Advisor works to obtain contractual governance rights and board seats to protect principal and maximize post-investment returns. Deals usually include original issue discounts, upfront fees and/or equity participations through warrants or direct equity stakes.

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

•	Deal teams maintain contact with portfolio company management through regularly scheduled and ad hoc conference calls and onsite visits.

•	Deal teams review portfolio company progress relative to plan and pre-determined performance benchmarks.

•	Adverse or unexpected developments, as well as consequential routine updates, are reported to the Investment Committee and thoroughly discussed at regularly scheduled weekly meetings. If merited, the Investment Committee will hold ad hoc meetings as necessary to address urgent issues.

•	Deal teams, with Investment Committee approval, encourage portfolio company managers to catalyze events to monetize holdings for greater return, or where needed, take corrective actions to address shortfalls to plan or benchmarks.

•	All existing portfolio holdings are formally reviewed in detail by the entire Investment Committee once per quarter at the Advisor’s quarterly portfolio review.

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Mark K. Holdsworth, Michael E. Leitner, Howard M. Levkowitz, Philip M. Tseng and Rajneesh Vig. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

Small Business Administration Regulations

We have filed an application for a wholly owned subsidiary to be licensed by the Small Business Administration (the “SBA”) as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. The SBA has accepted our application, making us eligible to make pre-approved investments. If our application to the SBIC program is ultimately approved, we will be able to borrow funds from the SBA against eligible investments. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $150 million. There is no assurance that our application will be approved or that, if approved, we will draw up to the maximum limit available under the Small Business Investment Company program.

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 25% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. We plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

If we receive a small business investment company license, we will be periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2013, none of the Operating Company’s debt investments were in non-accrual status. The Company does not anticipate distressed debt to be a significant part of its ongoing investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940 (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also access the codes of ethics by going to our website at http://investors.tcpcapital.com/.

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

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Tennenbaum Capital Partners, LLC, 2951 28th Street, Suite 1000, Santa Monica, CA 90405, Attention: Investor Relations.

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

The incentive compensation has two components, ordinary income and capital gains. Each component is payable or distributable quarterly in arrears (or upon termination of the Advisor as the investment manager or the General Partner as the general partner of the Operating Company, as of the termination date) beginning January 1, 2013 and calculated as follows:

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

Subject to the above limitation, the capital gains component is the amount, if positive, equal to 20% of the cumulative realized capital gains (computed net of cumulative realized losses and cumulative net unrealized capital depreciation), less cumulative capital gains incentive compensation previously paid or distributed. For assets held on January 1, 2013, capital gain, loss and depreciation are measured on an asset by asset basis against the value as of December 31, 2012. The capital gains component is paid or distributed in full prior to payment or distribution of the ordinary income component.

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

The financial highlights in the notes to our financial statements include a calculation of total return based on the change in the market value of our shares. The financial highlights in the notes to our financial statements also include a calculation of total return based on the change in our net asset value from period to period. The total return limitation for purposes of the incentive compensation calculations is based on the stated elements of return: ordinary income before incentive compensation, realized capital gain and loss and unrealized capital appreciation and depreciation. It differs from the total return based on the market value or net asset value of our shares in that it is a cumulative measurement that is compared to our daily weighted-average contributed common equity rather than a periodic measurement that is compared to our net asset value or market value, and in that it excludes incentive compensation.

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

Board and shareholder approval of the investment management agreements

Our board of directors held an in-person meeting on May 1, 2013, in order to consider and reapprove our investment management agreements. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreements; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates are reasonable in relation to the services to be provided.

Duration and termination

The investment management agreements will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreements will automatically terminate in the event of its assignment. The investment management agreements may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks related to our business — We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

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

Leverage

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

The Operating Company Facility matures on July 31, 2016 and bears interest at LIBOR plus 0.44% per annum (except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations) through July 31, 2014, and LIBOR plus 2.50% per annum (except in the case of loans from CP Conduits, as defined in the leverage documents, which bear interest at the higher of LIBOR plus 2.50% or the CP Conduit’s cost of funds plus 2.50%, subject to certain limitations on the CP Conduit interest rate) from August 1, 2014 through maturity.

The TCPC Funding Facility matures May 15, 2017, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $200 million subject to consent from the lender and other customary conditions.  Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus 2.75% per annum through March 14, 2014, and a rate of LIBOR plus 2.50% per annum from March 15, 2014 through maturity.

The Preferred Interests have a liquidation preference of $20,000 per preferred limited interest, and are redeemable at the option of the Operating Company, subject to certain conditions.  The Preferred Interests accrue dividends at an annual rate equal to LIBOR plus 0.85% or, in the case of any holders of Preferred Interests that are CP Conduits, the higher of LIBOR plus 0.85% or the CP Conduit’s cost of funds rate plus 0.85%, subject to certain limitations and adjustments.

The Leverage Program is subject to certain financial or other covenants.  As of December 31, 2013, we were in full compliance with such covenants.

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

Certain risks in the current environment

Capital markets could experience a period of disruption and instability. Such market conditions have historically and could again have a material and adverse effect on debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have historically experienced extended periods of instability as evidenced by the periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments during such periods, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent market conditions have improved, there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. If these adverse and volatile market conditions repeat themselves or worsen in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on May 1, 2013, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Moreover, the re-appearance of market conditions similar to those experienced from 2007 through succeeding years for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness under similar terms, and any failure to do so could have a material adverse effect on our business.

Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

The current financial market situation, as well as various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union countries, including Greece, Ireland, Italy, Spain, and Portugal have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

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

The Operating Company borrows money, either directly or indirectly through TCPC Funding, and has the Preferred Interests outstanding through the Leverage Program. As a result:

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

In addition, by limiting the circumstances in which borrowings may occur under the Revolving Facilities, the credit agreements related to the Revolving Facilities, or the Credit Agreements, in effect provides for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of March 5, 2014, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements. In addition, a default under the Operating Company Facility will, in certain circumstances, require the Preferred Interests to be redeemed. As such, failure to comply with these covenants could have a material adverse impact on our business, financial condition and results of operations.

The Operating Company Facility also has certain “key man” provisions. For example, it is an event of default if any of Michael E. Tennenbaum, Howard M. Levkowitz or Mark K. Holdsworth ceases to be actively involved in the management of the Advisor and is not replaced with someone with comparable skills within 180 days. Further, if any two of the individuals cease to be actively involved in management of the Advisor, the administrative agent under the Operating Company’s Credit Agreement may veto a proposed replacement for one of such individuals and may veto any of the Operating Company’s portfolio transactions that are in excess of 15% of its total assets until a replacement has been appointed to fill one of such positions.

The Operating Company Facility matures in July 2016, the TCPC Funding Facility matures in May 2017 and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders, subject to extension by the lenders at our request.

The Operating Company Facility matures July 31, 2016, subject to extension by the lenders at our request. Advances under the Operating Company Facility generally bear interest at LIBOR plus 0.44% per annum through July 31, 2014 and LIBOR plus 2.50% per annum during the period August 1, 2014 through July 31, 2016, in each case subject to certain limitations. The TCPC Funding Facility matures on May 15, 2017, subject to an extension by the lender at TCPC Funding's request. Advances under the TCPC Funding Facility generally bears interest based on LIBOR plus 2.75% per annum, subject to certain limitations. The Preferred Interests will be subject to mandatory redemption on July 31, 2016. We do not currently know whether we will renew, extend or replace the Revolving Facilities upon their maturities or replace the Preferred Interests, or if we do either or both, whether we will be able to do so on terms that are as favorable as the Revolving Facilities or Preferred Interests, respectively. In addition, we will be required to liquidate assets to repay amounts due under the Revolving Facilities or the Preferred Interests if we do not renew, extend or replace the Revolving Facilities or Preferred Interests prior to their respective maturities.

Upon the termination of the Revolving Facilities, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. We expect that any facility we enter into will likely be on terms less favorable than currently contained in the Operating Company Facility. Our ability to replace the Revolving Facilities may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the Revolving Facilities at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

The creditors under the Revolving Facilities have a first claim on all of the Company’s assets included in the collateral for the respective facilities.

Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred holders. Substantially all of our current assets have been pledged as collateral under the Revolving Facilities. If an event of default occurs under either of the Revolving Facilities, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

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

Lenders under the Operating Company Facility may have a veto power over the Company’s investment policies.

If a default has occurred under the Operating Company Facility, the lenders under the Operating Company Facility may veto changes in investment policies. The Operating Company Facility also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Company’s investment strategy or policies in any event.

If we incur additional leverage, it will increase the risk of investing in shares of our common stock.

The Company has indebtedness and the Preferred Interests outstanding pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the Revolving Facilities and may increase the size of the Revolving Facilities or enter into other borrowing arrangements.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses and preferred dividends. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2013, which represented borrowings and preferred stock equal to 28.5% of our total assets. On such date, we also had $803.3 million in total assets; an average cost of funds of 1.38%; $229.0 million aggregate principal amount of debt and liquidation preference of the Preferred Interests outstanding; and $549.6 million of total net assets. In order to compute the ‘‘Corresponding Return to Common Stockholders,” the ‘‘Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)” is multiplied by the total value of our investment portfolio at December 31, 2013 to obtain an assumed return to us. From this amount, the sum of interest expense and preferred dividends calculated by multiplying the combined rate of interest and dividends of 1.38% by the $229.0 million of debt and preferred stock is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2013 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments and preferred dividends may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-15%	-8%	-1%	6%	13%

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

The Advisor and its affiliates, employees and associates currently do and in the future may manage other funds and accounts, including for other accounts in which certain holders of our common stock have investments, which we refer to as Other Advisor Accounts. Other Advisor Accounts invest in assets that are also eligible for purchase by us. Our investment policies, fee arrangements and other circumstances may vary from those of Other Advisor Accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and Other Advisor Accounts. In general, the Advisor and its affiliates will allocate investment opportunities pro rata among us and Other Advisor Accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us and described below. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more Other Advisor Accounts desire to sell it or we may not have additional capital to invest at a time Other Advisor Accounts do. When our investment allocations are made on a basis other than pro rata our investment performance may be less favorable when compared to the investment performance of Other Advisor Accounts with respect to those investments. The Advisor and its affiliates intend to allocate investment opportunities to us and Other Advisor Accounts in a manner that they believe in their judgment and based upon their fiduciary duties to be appropriate given the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations of ours and the Other Advisor Accounts. See “— Risks related to our operations as a BDC — While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.”

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

The Advisor and its partners, officers, directors, members, managers, employees, affiliates and agents may be subject to certain potential or actual conflicts of interest in connection with the activities of, and investments by, us.

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

The Advisor’s management fee is based on a percentage of our total assets (other than cash or cash equivalents) and the Advisor may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur additional debt to increase management fees paid and to recoup the Advisor’s payment of half of the sales load in connection with our initial public offering in April 2012.

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

The General Partner, an affiliate of the Advisor, is responsible for the day-to-day operations of the Operating Company subject to the general supervision of the board of directors including various significant matters such as the issuance of additional classes of securities of the Operating Company and the determination of the timing and amounts of distributions payable by the Operating Company. The decisions of the General Partner with respect to these and other matters may be subject to various conflicts of interest arising out of its relationship with us and its affiliates. The General Partner could be confronted with decisions where it will, directly or indirectly, have an economic incentive to place its interests or the interests of its affiliates above ours.

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

The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

In order for the Holding Company to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for reinvestment in common interests of the Operating Company, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders and our stockholders will receive a tax credit for such amounts and an increase in basis. A stockholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred interests, of at least 200%. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value or common stock price could decline.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities now invest in areas in which they have not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified over the past several years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We invest primarily in middle-market companies primarily through leveraged loans.

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

Payment-in-kind Interest Risk. Our loans may contain a payment-in-kind, or PIK, interest provision. PIK investments carry additional risk as holders of these types of securities receive no cash until the cash payment date unless a portion of such securities is sold. If the issuer defaults the Company may obtain no return on its investment. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we determine to do so and in certain cases, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, we may have to distribute a taxable stock dividend to account for PIK interest even though we have not yet collected the cash.

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

Over the past several years, the U.S. had been in a prolonged recessionary period followed by slower than historical rates of GDP growth, and it may return to a recessionary period or remain in a period of slow growth. Many other economies are currently in a prolonged recessionary period. Although these conditions have ameliorated to some extent, they could continue for a prolonged period of time or worsen in the future. In addition, several EU countries continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be our affiliate for purposes of the 1940 Act and we are generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order. See “Risks related to our business — We have limited operating history as a BDC, and if the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisor may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns."

The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities and from or to certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations of financial condition.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2013, approximately $100.4 million, or approximately 12.6%, of our total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which would have a material adverse effect on our financial performance.

Although we are currently qualified as a RIC, no assurance can be given that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to its stockholders, we generally must meet the annual distribution, source-of-income and asset diversification requirements described below. In addition, our Leverage Program prohibits us from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or the Leverage Program.

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. Since we use debt financing and have Preferred Interests outstanding, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of the Leverage Program, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

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

		Stock Price		Premium/ (Discount) of High Sales Price	Premium/ (Discount) of Low Sales Price to	Declared
	NAV(1)	High(2)	Low(2)	to NAV(3)	NAV(3)	Dividends
Fiscal year ended December 31, 2012

Second Quarter(4)	$14.70	$14.75	$13.80	0.3%	(6.1)%	$0.34

Third Quarter	$14.79	$15.96	$14.23	7.9%	(3.8)%	$0.35

Fourth Quarter	$14.71	$15.80	$14.66	7.4%	(0.3)%	$0.40	(5)

Fiscal year ended December 31, 2013

First Quarter	$14.91	$16.16	$14.64	8.4%	(1.8)%	$0.40	(5)

Second Quarter	$14.94	$16.77	$15.01	12.2%	0.5%	$0.36

Third Quarter	$15.06	$16.80	$14.99	11.6%	(0.5)%	$0.36

Fourth Quarter	$15.18	$17.42	$15.98	14.8%	5.3%	$0.41	(5)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.

(3)	Calculated as the respective High/Low Stock Price minus the quarter end NAV, divided by the quarter end NAV.

(4)	From April 5, 2012 (initial public offering) to June 30, 2012.

(5)	Includes a special dividend of $0.05 per share.

As of March 5, 2014, we had 39 stockholders of record, and we had approximately 13,500 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies. On March 5, 2014, the last reported sales price of our common stock was $17.38 per share.

The table below sets forth each class of our outstanding securities as of March 5, 2014.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	-	36,199,916

Distributions

Our quarterly dividends and distributions to common stockholders are recorded on the ex-dividend date and are determined under guidelines established by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. Changes in investment results or focus, expense levels and other factors may have an effect on the amount of distributions we pay in the future. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	$0.36		$9,595,344
August 8, 2013	September 9, 2013	September 30, 2013	$0.36		$9,595,692
November 7, 2013	December 10, 2013	December 31, 2013	$0.41	*	$12,720,169
			$1.53		$40,502,256

* Includes a special dividend of $0.05.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 9, 2012	March 29, 2012	April 3, 2012	$0.34	†	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	*	$8,590,586
			$1.43		$28,808,774

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

The selected consolidated financial data below for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009

Performance Data:
Interest income	$66,979,064	$49,243,332	$42,113,358	$32,410,819	$26,678,140
Dividend income	-	1,811,189	10,610,159	13,547,924	—
Other income	2,629,982	1,138,238	2,134,159	1,842,469	417,533
Total investment income	69,609,046	52,192,759	54,857,676	47,801,212	27,095,673
Interest and credit agreement expenses	2,339,447	857,757	942,288	893,806	949,554
Investment advisory expense	8,820,229	6,908,942	6,787,188	6,787,188	6,787,188
Other expenses	4,119,108	4,105,700	1,520,474	1,213,685	1,426,099
Total expenses	15,278,784	11,872,399	9,249,950	8,894,679	9,162,841
Net investment income	54,330,262	40,320,360	45,607,726	38,906,533	17,932,832
Realized and unrealized gains (losses)	9,071,361	(12,784,251)	(38,878,881)	31,621,019	36,142,346
Dividends to preferred interest holders	(1,494,552)	(1,602,799)	(1,545,555)	(1,519,759)	(1,740,964)
Distributions of incentive allocation	(12,381,416)	-	-	-	-
Net increase in net assets from operations	$49,525,655	$25,933,310	$5,183,290	$69,007,793	$52,334,214
Per Share Data (at the end of the period):*
Net increase in net assets from operations	$1.91	$1.21	$12.37	$164.72	$124.92
Distributions declared per share	(1.53)	(1.43)	(75.19)	(89.99)	(36.28)
Average weighted shares outstanding for the period	25,926,493	21,475,847	418,956	418,956	418,956
Assets and Liabilities Data:
Investments	$766,262,959	$517,683,087	$378,960,536	$453,034,872	$343,062,967
Other assets	37,066,243	31,559,015	24,492,967	20,604,286	119,642,507
Total assets	803,329,202	549,242,102	403,453,503	473,639,158	462,705,474
Amount drawn on credit facility	95,000,000	74,000,000	29,000,000	50,000,000	75,000,000
Other liabilities	23,045,112	24,728,267	2,116,211	25,050,178	20,431,955
Total liabilities	118,045,112	98,728,267	31,116,211	75,050,178	95,431,955

Preferred Stock	-	-	-	23,527	25,391
Preferred limited partnership interest	134,504,252	134,526,285	134,466,418	134,377,869	134,368,337
Non-controlling interest	1,168,583	-	-	-	-
Net assets	$549,611,255	$315,987,550	$237,870,874	$264,187,584	$232,879,791
Investment Activity Data:
No. of portfolio companies at period end	67	54	41	44	40
Acquisitions	$471,087,319	$359,020,926	$237,870,874	$262,837,727	$144,313,178
Sales, repayments, and other disposals	$235,641,665	$211,216,033	$216,916,444	$192,419,667	$195,383,341
Weighted-Average Yield at end of period	10.9%	11.3%	14.2%	13.1%	12.5%

*	Per share amounts prior to 2012, were calculated based on 418,986 pre-Conversion shares outstanding. Per share amounts starting in 2012 are calculated on weighted-average shares outstanding for each period.

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2013, 87.4% of our total assets were invested in qualifying assets.

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

Additionally, the investment management agreement and the Amended and Restated Limited Partnership Agreement provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. No incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all ordinary income since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of contributed common equity annually. The incentive compensation is payable to the General Partner by the Operating Company pursuant to the Amended and Restated Limited Partnership Agreement. If the Operating Company is terminated or for any other reason incentive compensation is not paid by the Operating Company, it would be paid pursuant to the investment management agreement between us and the Advisor. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

 As of December 31, 2013, 0.1% of our investments were categorized as Level 1, 19.0% were categorized as Level 2, 79.0% were Level 3 investments valued based on valuations by independent third party sources, and 1.9% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2013, we invested approximately $471.1 million across 34 new and 10 existing portfolio companies. Of these investments, 98% were in senior secured debt comprised of senior loans ($381.9 million, or 81% of the total) and senior secured notes ($81.9 million, or 17% of the total). The remaining $7.3 million (2% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $235.6 million in proceeds from sales or repayments of investments during the year ended December 31, 2013. During the year ended December 31, 2012, we invested approximately $359.0 million across 28 new and 14 existing portfolio companies. Of these investments, 98% were senior secured debt comprised of senior loans ($312.6 million, or 87% of the total) and senior secured notes ($40.3 million, or 11% of the total). The remaining $6.1 million (2% of the total) of new investments were in unsecured debt and equity securities. Additionally, we received approximately $211.2 million in proceeds from sales or repayments of investments during year ended December 31, 2012 respectively.

At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013. At December 31, 2012, our investment portfolio of $517.7 million (at fair value) consisted of 54 portfolio companies and was invested 93% in debt investments, of which 96% was in senior secured debt and 4% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 12% in senior secured notes, 4% in unsecured or subordinated debt, and 7% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment by value was approximately $19.4 million and our five largest portfolio company investments by value comprised approximately 17% of our portfolio at December 31, 2012.

The industry composition of our portfolio at fair value at December 31, 2013 was as follows:

Percent of Total
Industry	Investments
Software Publishers	7.4%
Computer Systems Design and Related Services	5.6%
Wireless Telecommunications	4.2%
Newspaper, Periodical, Book, and Directory Publishers	4.0%
Nondepository Credit Intermediation	3.3%
Wired Telecommunications Carriers	3.3%
Professional, Scientific, and Technical Services	3.2%
Radio and Television Broadcasting	3.2%
Scheduled Air Transportation	2.9%
Communications Equipment Manufacturing	2.6%
Nonscheduled Air Transportation	2.5%
Retail	2.4%
Scientific Research and Development Services	2.3%
Electric Power Generation, Transmission and Distribution	2.3%
Chemical Manufacturing	2.3%
Advertising, Public Relations, and Related Services	2.2%
Business Support Services	2.2%
Electrical Equipment and Component Manufacturing	2.1%
Textile Furnishings Mills	2.1%
Full-Service Restaurants	2.1%
Oil and Gas Extraction	2.0%
Motion Picture and Video Industries	2.0%
Grocery Stores	2.0%
Structured Note Funds	2.0%
Semiconductor and Other Electronic Component Manufacturing	2.0%
Architectural, Engineering, and Related Services	1.9%
Gaming Industries	1.9%
Plastics Products Manufacturing	1.9%
Other Telecommunications	1.8%
Inland Water Transportation	1.7%
Artificial Synthetic Fibers and Filaments Manufacturing	1.5%
Promoters of Performing Arts, Sports, and Similar Events	1.4%
Fabricated Metal Product Manufacturing	1.4%
Specialty Hospitals	1.4%
Satellite Telecommunications	1.3%
Nonresidential Building Construction	1.3%
Merchant Wholesalers	1.2%
Computer Equipment Manufacturing	1.2%
Data Processing, Hosting, and Related Services	1.1%
Beverage Manufacturing	1.1%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.1%
Petroleum and Coal Products Manufacturing	1.0%
Other	3.6%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.9% at December 31, 2013 and 11.3% at December 31, 2012. The weighted average effective yields on our senior debt and other debt investments were 10.9% and 13.1%, respectively, at December 31, 2013, versus 11.4% and 9.9% at December 31, 2012.

At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 28.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1% at December 31, 2013. At December 31, 2012, 63.8% of our debt investments bore interest based on floating rates and 36.2% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.6% at December 31, 2012.

Results of operations

Results of operations through April 2, 2012 reflect a portfolio prior to the Conversion with different investment objectives, and accordingly are not directly comparable to the same period in 2013.

Investment income

Investment income totaled $69.6 million, $52.2 million and $54.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011, of which $67.0 million, $49.3 million and $42.1 million were attributable to interest and fees on our debt investments, $0.0 million, $1.8 million and $10.6 million to dividends from equity securities, and $2.6 million, $1.1 million and $2.1 million to other income, respectively. The increase in investment income in the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the year ended December 31, 2013 compared to the year ended December 31, 2012 and an increase in other income, offset somewhat by a decrease in dividend income. The decrease in investment income in the year ended December 31, 2012 compared to the year ended December 31, 2011 reflects significant dividends received from two equity positions in the year ended December 31, 2011 totaling $10.6 million compared to receipt of $1.8 million in dividends from one equity investment in the year ended December 31, 2012, partially offset by an increase in interest income due to the larger investment portfolio and the higher percentage of the portfolio in income-producing assets in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Expenses

Total operating expenses for the years ended December 31, 2013, 2012 and 2011 were $14.3 million, $10.4 million and $9.2 million respectively, comprised of $8.8 million, $6.9 million and $6.8 million in base management fees, $0.8 million, $1.6 million and $0.3 million in legal and professional fees (including professional fees related to the Conversion), $1.5 million, $0.4 million and $0.5 million in interest expense and fees related to the Revolving Facilities, $0.9 million, $0.4 million and $0.4 million in amortization of debt issuance costs, and $2.3 million, $1.5 million and $1.2 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and fees related to the increase in available and outstanding debt, and approximately $0.8 million in administration expenses previously waived by the Administrator. The increase in expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects $0.4 million in professional fees relating to the Conversion and an overall increase in ongoing professional fees subsequent to the Conversion.

Net investment income

Net investment income was $54.3 million, $40.3 million and $45.6 million respectively, for the years ended December 31, 2013, 2012 and 2011. The increase in in net investment income in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increased interest income in the year ended December 31, 2013, partially offset by the increase in expenses. The decrease in in net investment income in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects the decrease in dividend income, the increase in professional fees and other expenses, and the excise tax expense, partially offset by the increase in interest and other income in the year ended December 31, 2012.

Net realized and unrealized gain or loss

Net realized gains (losses) for the years ended December 31, 2013, 2012 and 2011 were $(47.4) million, $(16.0) million and $18.1 million respectively. Net realized losses during the year ended December 31, 2013 were primarily due to a charge of $45.1 million from the tender of all of our shares of common stock of Bally Total Fitness Holding Corporation ("BTF"). The tender price was slightly higher than the fair value as of December 31, 2012 and had a de minimis impact on net asset value. This charge was previously included in unrealized losses at the beginning of the year. The initial BTF investment was acquired at a significant discount as part of our legacy distressed debt strategy and generated substantial cash interest income.  Additionally, we took a charge of $7.0 million on the recapitalization of AGY Holding Corp. (“AGY”), a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was also part of our legacy distressed debt strategy and has generated substantial cash interest income.  Excluding these charges, net realized gains for the year ended December 31, 2013 were $4.7 million.

The net realized losses during the year ended December 31, 2012 were due to a charge of $33.8 million on a restructuring of Bulgaria Telecom, $29.3 million of which were previously included in unrealized losses, and a reorganization charge on one other debt investment of $(5.5) million, partially offset by a gain of $17.0 million from the sale of International Wire Group Holdings, Inc. equity, and net gains of $6.3 million primarily from three debt investments. For the years ended December 31, 2013, 2012 and 2011, the change in net unrealized appreciation or depreciation was $56.5 million, $3.2 million and $(57.0) million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. For the year ended December 31, 2013, an expense of $1.0 million was recorded for U.S. federal excise tax, which related to 2013 income. For the year ended December 31, 2012, an expense of $1.5 million was recorded for U.S. federal excise tax, which related to 2012 and 2011 income. There was no U.S. federal excise tax recorded during the year ended December 31, 2011.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the years ended December 31, 2013, 2012 and 2011 were $1.5 million, $1.6 million, and $1.5 million, respectively, as average LIBOR rates for the three periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the year ended December 31, 2013 was $11.2 million. Incentive compensation for the year ended December 31, 2013 was distributable due to our performance exceeding the total return threshold. Pursuant to the terms of the management agreements of the Holding Company and the Operating Company, no incentive compensation was payable prior to January 1, 2013. The change in reserve for incentive compensation to the General Partner for the year ended December 31, 2013 was $1.2 million. The change in reserve for incentive compensation for the year ended December 31, 2013 reflects the amount in excess of distributable incentive compensation which would have been earned by the General Partner had we liquidated at net asset value at December 31, 2013.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $49.5 million, $25.9 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The higher net increase in net assets resulting from operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increase in net investment income and the increase in net realized and unrealized gains, partially offset by the commencement of incentive compensation. The higher net increase in net assets resulting from operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects a lower net realized and unrealized loss, partially offset by the decrease in dividend income.

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

Amounts outstanding and available under the combined Leverage Program at December 31, 2013 were as follows:

	Rate *	Outstanding	Available	Total Facility
Operating Company Facility	L+44	$45,000,000	$71,000,000	$116,000,000
TCPC Funding Facility	L+275	50,000,000	50,000,000	100,000,000
Preferred Interests	L+85	134,000,000	-	134,000,000
Total Leverage Program		$229,000,000	$121,000,000	$350,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

Net cash used in operating activities during the year ended December 31, 2013 was $195.5 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $232.8 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $37.3 million.

Net cash provided by financing activities was $200.5 million during the year ended December 31, 2013, consisting primarily of $224.6 million of net proceeds from the public offerings of our common stock on May 24, 2013, October 1, 2013, and December 18, 2013, and $21.0 million of net draws under our Revolving Facilities, reduced by $40.5 million of dividends on common equity, $1.5 million of dividends on the Preferred Interests, and payment of $3.1 million in debt issuance costs.

At December 31, 2013, we had $23.0 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facilities or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2013, we were in compliance with all financial and operational covenants required by the Leverage Program.

Economic conditions, like those that began in 2007 and which have continued, while creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Economic conditions, like those that began in 2007 and which have continued, may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Company Facility matures in July 2016 and the Preferred Interests will be subject to mandatory redemption in July 2016. The TCPC Funding Facility matures in May 2017. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the years ended December 31, 2013 and December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	$0.36		$9,595,344
August 8, 2013	September 9, 2013	September 30, 2013	$0.36		$9,595,692
November 7, 2013	December 10, 2013	December 31, 2013	$0.41	*	$12,720,169
Total for year ended December 31, 2013			$1.53		$40,502,256

March 9, 2012	March 29, 2012	April 3, 2013	$0.34	†	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	*	$8,590,586
Total for year ended December 31, 2012			$1.43		$28,808,774

* Includes a special dividend of $0.05.

† Based on 15,725,635 pro-forma converted shares before the initial public offering.

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the years ended December 31, 2013 and 2012:

	2013	2012
Shares Issued	2,288	1,993
Average Price Per Share	$16.35	$15.25
Proceeds	$37,416	$30,385

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

Recent Developments

From January 1, 2014 through February 28, 2014, the Operating Company has invested approximately $45.4 million in four investments and a $6.25 million commitment with a combined effective yield of approximately 10.3%.

On February 21, 2014, we filed a report on Form 8-K announcing the expansion of the TCPC Funding Facility from $100 million in available debt to $150 million in available debt. The facility’s maturity date was also extended from May 15, 2016 to May 15, 2017 and its interest rate was reduced from LIBOR plus 2.75% per annum to LIBOR plus 2.50% per annum, subject to certain minimum borrowing requirements. The amendment is effective March 15, 2014.

On March 6, 2014, the Holding Company’s board of directors declared a regular first quarter cash dividend of $0.36 per share payable on March 31, 2014 to stockholders of record as of the close of business on March 17, 2014.

Item 7A:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2013, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2013 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$11,218,688	$(6,870,000)	$4,348,688
Up 200 basis points	$5,917,639	$(4,580,000)	$1,337,639
Up 100 basis points	$932,495	$(2,290,000)	$(1,357,505)
Down 100 basis points	$(137,247)	$559,218	$424,971
Down 200 basis points	$(137,247)	$559,218	$424,971
Down 300 basis points	$(137,247)	$559,218	$424,971

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of

TCP Capital Corp.

We have audited the accompanying consolidated statements of assets and liabilities of TCP Capital Corp. (formerly Special Value Continuation Fund, LLC) (the Company), including the consolidated schedule of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCP Capital Corp. at December 31, 2013 and 2012 and the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The consolidating details appearing with the consolidated financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as whole.

/s/ Ernst & Young LLP

Los Angeles, California

March 6, 2014

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2013	December 31, 2012

Assets
Investments, at fair value:
Companies less than 5% owned (cost of $684,569,508 and $508,302,758, respectively)	$678,326,915	$440,772,190
Companies 5% to 25% owned (cost of $73,946,547 and $55,803,421, respectively)	69,068,808	54,421,689
Companies more than 25% owned (cost of $42,588,724 and $44,964,189 respectively)	18,867,236	22,489,208
Total investments (cost of $801,104,779 and $609,070,368, respectively)	766,262,959	517,683,087

Cash and cash equivalents	22,984,182	18,035,189
Accrued interest income:
Companies less than 5% owned	6,282,353	4,039,149
Companies 5% to 25% owned	415,061	482,634
Companies more than 25% owned	41,691	53,524
Receivable for investments sold	3,605,964	7,727,415
Deferred debt issuance costs	2,969,085	696,018
Unrealized appreciation on swaps	-	179,364
Options (cost $51,750)	14,139	-
Prepaid expenses and other assets	753,768	345,722
Total assets	803,329,202	549,242,102

Liabilities
Debt	95,000,000	74,000,000
Payable for investments purchased	14,706,942	21,814,819
Incentive allocation payable	3,318,900	-
Payable to the Investment Manager	1,121,108	109,200
Interest payable	430,969	119,233
Unrealized depreciation on swaps	331,183	-
Accrued expenses and other liabilities	3,136,010	2,685,015
Total liabilities	118,045,112	98,728,267

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	504,252	526,285
Total preferred limited partner interests	134,504,252	134,526,285

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	1,168,583	-

Net assets applicable to common shareholders	$549,611,255	$315,987,550

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,199,916 and 21,477,628 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	36,200	21,478
Paid-in capital in excess of par	667,842,020	444,234,060
Accumulated net investment income	24,016,095	22,526,179
Accumulated net realized losses	(105,800,278)	(59,023,861)
Accumulated net unrealized depreciation	(35,314,199)	(91,770,306)
Non-controlling interest	(1,168,583)	-
Net assets applicable to common shareholders	$549,611,255	$315,987,550

Net assets per share	$15.18	$14.71

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (92.05%)
Bank Debt (74.53%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (1.03%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25% (Q), 1.25% LIBOR Floor, due 4/3/18	$699,754	$701,280	$703,691	0.09%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 11% (Q), 1.5% LIBOR Floor, due 10/3/18	$7,434,877	7,228,004	7,382,833	0.94%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		7,929,284	8,086,524

Advertising, Public Relations, and Related Services (2.12%)
Doubleplay III Limited, Senior Secured 1st Lien Facility A1 Term Loan, EURIBOR + 6.25% (Q), 1.25% EURIBOR Floor, due 3/18/18 - (United Kingdom) (4)	$13,165,705	16,428,630	16,736,606	2.12%

Artificial Synthetic Fibers and Filaments Manufacturing (0.26%)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16 (2)	$2,056,927	2,056,927	2,056,927	0.26%

Business Support Services (1.89%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.25% (Q), 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,944,123	14,929,002	1.89%

Chemical Manufacturing (2.20%)
Archroma, Senior Secured Lien Term Loan B, LIBOR + 8.25% (Q), 1.25% LIBOR Floor, due 9/30/18	$17,456,250	17,107,125	17,401,699	2.20%

Communications Equipment Manufacturing (1.91%)
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625% (Q), 1.25% LIBOR Floor, due 12/11/18 (2)	$15,000,000	14,850,000	15,097,500	1.91%

Computer Equipment Manufacturing (1.15%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5% (Q), 1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,666,672	9,100,000	1.15%

Converted Paper Products Manufacturing (0.45%)
Ranpak Corp., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q), 1.25% LIBOR Floor, due 4/23/20	$3,469,573	3,434,877	3,573,660	0.45%

Computer Systems Design and Related Services (5.40%)
Blue Coat Systems, Inc., Senior Secured 1st Lien Revolver Term Loan, LIBOR + 3.5% (Q), 1% LIBOR Floor, due 5/31/18	$4,500,000	3,540,000	4,060,800	0.51%
Blue Coat Systems, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.5% (Q), 1% LIBOR Floor, due 6/28/20	$15,000,000	14,878,125	15,300,000	1.94%
OnX Enterprise Solutions, Ltd., Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q), due 9/3/18 LIBOR + 7% , due 9/3/18	$10,640,000	10,483,300	10,709,160	1.36%
OnX USA, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q), due 9/3/18	$5,320,000	5,244,790	5,354,580	0.68%
Websense, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q), 1% LIBOR Floor, due 12/27/20	$7,200,000	7,164,000	7,218,000	0.91%
Total Computer Systems Design and Related Services		41,310,215	42,642,540

Electric Power Generation, Transmission and Distribution (2.21%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5% (Q), 1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,932,474	11,402,277	1.44%
Panda Temple Power II, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q), 1.25% LIBOR Floor, due 4/3/19	$5,892,970	5,834,041	6,069,759	0.77%
Total Electric Power Generation, Transmission and Distribution		16,766,515	17,472,036

Electrical Equipment and Component Manufacturing (2.08%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9% (Q), 1% LIBOR Floor, due 12/26/17	$16,500,317	16,225,541	16,426,066	2.08%

Financial Investment Activities (0.49%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan, LIBOR + 5% (M), due 12/31/22	$10,637,623	13,394,183	3,882,732	0.49%

Freight Transportation Arrangement (0.48%)
Livingston International, Inc., 2nd Lien Term Loan, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/18/20	$3,665,217	3,597,620	3,756,848	0.48%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Full-Service Restaurants (2.04%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,164,796	$5,164,796	$2,197,621	0.28%
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$1,370,199	1,339,883	1,370,199	0.17%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,626,947	3,626,947	3,626,947	0.46%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$6,825,328	6,825,328	6,825,328	0.86%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,150,088	2,109,019	2,150,088	0.27%
Total Full-Service Restaurants		19,065,973	16,170,183

Gaming Industries (1.87%)
AP Gaming I, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 8.25% (Q), 1% LIBOR Floor, due 12/20/20	$15,000,000	14,550,000	14,737,500	1.87%

Grocery Stores (1.91%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35% (M), 1.5% LIBOR Floor, due 12/28/15	$14,843,788	14,802,168	15,066,445	1.91%

Inland Water Transportation (1.64%)
US Shipping Corp, Senior Secured 1st Lien Term Loan B, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/30/18	$12,603,333	12,477,300	12,965,679	1.64%

Insurance Related Activities (0.81%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9% (M), 1.25% LIBOR Floor, due 5/8/19	$6,341,809	6,245,733	6,391,370	0.81%

Merchant Wholesalers (1.16%)
Envision Acquisition Company, LLC, 2nd Lien Term Loan, LIBOR + 8.75% (M), 1% LIBOR Floor, due 11/4/21	$9,079,011	8,897,430	9,192,498	1.16%

Motion Picture and Video Industries (1.97%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,381,116	8,610,631	1.09%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,502,054	6,858,225	0.88%
Total Motion Picture and Video Industries		16,883,170	15,468,856

Newspaper, Periodical, Book, and Directory Publishers (3.90%)
Hanley-Wood, LLC, 1st Lien FILO Term Loan, LIBOR + 6.75% (Q), 1.25% LIBOR Floor, due 7/15/18	$16,707,600	16,707,600	16,699,246	2.13%
MediMedia USA, Inc., 1st Lien Revolver, LIBOR + 6.75% (M), due 5/20/18	$4,960,000	3,797,500	4,523,908	0.57%
MediMedia USA, Inc., 1st Lien Term Loan, LIBOR + 6.75% (M), 1.25% LIBOR Floor, due 11/20/18	$9,701,250	9,433,029	9,458,719	1.20%
Total Newspaper, Periodical, Book, and Directory Publishers		29,938,129	30,681,873

Nonresidential Building Construction (1.25%)
NCM Group Holdings, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 11.5% (Q), 1% LIBOR Floor, due 8/29/18	$10,000,000	9,620,619	9,875,000	1.25%

Nonscheduled Air Transportation (2.24%)
One Sky Flight, LLC, Senior Secured 2nd Lien Term Loan, 12% Cash + 3% PIK, due 5/4/19	$18,200,000	16,929,086	17,708,600	2.24%

Oil and Gas Extraction (1.98%)
Willbros Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9.75% (Q), 1.25% LIBOR Floor, due 8/7/19	$15,426,118	15,051,713	15,657,510	1.98%

Other Telecommunications (1.76%)
Securus Technologies, Inc., 2nd Lien Term Loan, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/30/21	$14,000,000	13,860,000	13,925,660	1.76%

Petroleum and Coal Products Manufacturing (0.95%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5% (Q), 1.5% LIBOR Floor, due 10/11/17	$7,749,023	7,563,978	7,477,807	0.95%

Professional, Scientific, and Technical Services (3.14%)
Connolly, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 9.25% (Q), 1.25% LIBOR Floor, due 7/15/19	$12,000,000	11,829,534	12,270,000	1.55%
ConvergeOne Holdings, 1st Lien Term Loan, LIBOR + 8% (Q), 1.25% LIBOR Floor, due 5/8/19	$12,654,643	12,464,823	12,570,236	1.59%
Total Professional, Scientific, and Technical Services		24,294,357	24,840,236

Promoters of Performing Arts, Sports, and Similar Events (1.40%)
Stadium Management Group, Senior Secured 2nd Lien Term Loan, LIBOR + 9.50% (M), 1.25% LIBOR Floor, due 12/7/18	$11,000,000	10,817,390	11,055,000	1.40%

TCP Capital Corp.

 Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Radio and Television Broadcasting (3.09%)
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q) Cash + 4% PIK, 2% LIBOR Floor, due 8/3/16	$6,995,124	$6,648,634	$6,774,778	0.86%
The Tennis Channel, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 8.5% (Q), due 5/29/17	$17,589,459	17,134,705	17,615,843	2.23%
Total Radio and Television Broadcasting		23,783,339	24,390,621

Retail (2.29%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 10.40% (M), 1% LIBOR Floor, due 9/25/17	$11,272,727	11,051,496	11,329,090	1.44%
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5% (Q), due 3/31/16	$6,710,057	6,525,027	6,683,216	0.85%
Total Retail		17,576,523	18,012,306

Scheduled Air Transportation (1.60%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$289,048	289,048	296,820	0.04%
N918DL, 8%, due 8/15/18 (6)	$388,001	388,001	397,290	0.05%
N954DL, 8%, due 3/20/19 (6)	$514,375	514,375	524,620	0.07%
N955DL, 8%, due 6/20/19 (6)	$533,283	533,283	543,320	0.07%
N956DL, 8%, due 5/20/19 (6)	$532,275	532,275	542,640	0.07%
N957DL, 8%, due 6/20/19 (6)	$537,947	537,947	548,250	0.07%
N959DL, 8%, due 7/20/19 (6)	$543,573	543,573	553,520	0.07%
N960DL, 8%, due 10/20/19 (6)	$564,855	564,855	574,430	0.07%
N961DL, 8%, due 8/20/19 (6)	$558,427	558,427	568,310	0.07%
N976DL, 8%, due 2/15/18 (6)	$394,360	394,360	404,600	0.05%
Aircraft Secured Mortgages - Aircraft Leased to United Airlines, Inc.
N510UA, 20%, due 10/26/16 (2)	$328,848	328,848	404,605	0.05%
N512UA, 20%, due 10/26/16 (2)	$334,535	334,535	414,010	0.05%
N536UA, 16%, due 9/29/14 (2)	$108,845	108,845	114,000	0.01%
N545UA, 16%, due 8/29/15 (2)	$249,695	249,695	275,405	0.03%
N585UA, 20%, due 10/25/16 (2)	$392,794	392,794	486,115	0.06%
N659UA, 12%, due 2/28/16 (6)	$2,708,150	2,708,150	2,948,986	0.37%
N661UA, 12%, due 5/4/16 (6)	$2,880,186	2,880,186	3,171,026	0.40%
Total Scheduled Air Transportation		11,859,197	12,767,947

Semiconductor and Other Electronic Component Manufacturing (1.87%)
Isola USA Corporation, Senior Secured Term Loan B, LIBOR + 8.25% (Q), 1% LIBOR Floor, due 11/29/18	$14,583,333	14,366,560	14,729,167	1.87%

Software Publishers (7.13%)
BlackLine Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 0.4% (Q) Cash + 7.6% PIK, 1.5% LIBOR Floor, due 9/25/18	$12,579,747	11,811,044	12,183,485	1.56%
Coreone Technologies, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 3.75% (Q) Cash + 5% PIK, 1% LIBOR Floor, due 9/4/18	$13,556,801	13,243,533	13,455,125	1.72%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75% (Q), 1.25% LIBOR Floor, due 10/10/19	$15,000,000	14,805,253	15,300,000	1.94%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR Floor due 5/17/19	$15,000,000	14,748,486	15,112,500	1.91%
Total Software Publishers		54,608,316	56,051,110

Specialty Hospitals (0.70%)
UBC Healthcare Analytics, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9% (Q), 1% LIBOR Floor, due 7/1/18	$5,526,021	5,498,391	5,559,177	0.70%

Textile Furnishings Mills (2.08%)
Lexmark Carpet Mills, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 10% (Q), 1% LIBOR Floor, due 9/30/18	$16,351,467	15,942,680	16,392,346	2.08%

Wired Telecommunications Carriers (1.96%)
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5% (Q), 1.25% LIBOR Floor, due 2/22/20	$15,000,000	14,701,027	15,459,375	1.96%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

	Principal			Percent of
	Amount or		Fair	Cash and
Investment	Shares	Cost	Value	Investments

Debt Investments (continued)
Wireless Telecommunications Carriers (4.12%)
Alpheus Communications, LLC, Senior Secured 1st Lien Delayed Draw FILO Term Loan, LIBOR + 6.92% (Q), 1% LIBOR Floor, due 5/31/18	$-	$(11,183)	$(8,437)	-
Alpheus Communications, LLC, Senior Secured 1st Lien FILO Term Loan, LIBOR + 6.92% (Q), 1% LIBOR Floor, due 5/31/18	$8,248,124	8,166,127	8,186,263	1.04%
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan, LIBOR + 10.9% (Q), due 4/30/14 - (Canada)	$3,037,292	2,933,872	3,067,665	0.39%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR Floor, due 6/21/17	$19,587,428	18,707,700	21,252,360	2.69%
Total Wireless Telecommunications Carriers		29,796,516	32,497,851

Total Bank Debt		585,841,307	588,236,257

Other Corporate Debt Securities (17.52%)
Architectural, Engineering, and Related Services (1.01%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,959,369	7,959,369	7,959,369	1.01%

Artificial Synthetic Fibers and Filaments Manufacturing (1.17%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16 (2), (5)	$9,268,000	7,586,317	9,268,000	1.17%

Beverage Manufacturing (1.04%)
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18 (5)	$7,780,000	7,780,000	8,207,900	1.04%

Data Processing, Hosting, and Related Services (0.97%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,098,916	6,960,435	7,631,335	0.97%

Fabricated Metal Product Manufacturing (1.38%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5)	$12,500,000	12,322,875	10,875,000	1.38%

Metal Ore Mining (0.78%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 - (Australia) (5)	$7,359,000	7,326,651	6,144,765	0.78%

Nondepository Credit Intermediation (3.25%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 - (Cayman Islands) (5)	$10,000,000	9,824,072	10,700,000	1.35%
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18 (5)	$15,000,000	15,000,000	14,962,500	1.90%
Total Nondepository Credit Intermediation		24,824,072	25,662,500

Plastics Products Manufacturing (1.83%)
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18 (5)	$13,600,000	13,600,000	14,426,622	1.83%

Satellite Telecommunications (1.31%)
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19 (5)	$9,914,000	9,914,000	10,335,345	1.31%

Scientific Research and Development Services (2.23%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,200,000	16,536,295	17,630,000	2.23%

Specialty Hospitals (0.65%)
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17 (5)	$5,000,000	5,000,000	5,137,500	0.65%

Structured Note Funds (1.90%)
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21 - (Cayman Islands) (5)	$15,000,000	15,000,000	15,000,000	1.90%
Total Other Corporate Debt Securities		134,810,014	138,278,336

Total Debt Investments		720,651,321	726,514,593

Equity Securities (5.04%)
Architectural, Engineering, and Related Services (0.87%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	2,249,930	3,947,862	0.51%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,856,346	0.36%
Total Architectural, Engineering, and Related Services		11,561,712	6,804,208

Business Support Services (0.22%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	841,479	1,174,225	1,722,508	0.22%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Communications Equipment Manufacturing (0.64%)
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units (2), (3), (5)	5,000,000	$5,000,000	$5,000,000	0.64%

Data Processing, Hosting, and Related Services (0.13%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,004,422	0.13%

Depository Credit Intermediation (0.11%)
Doral Financial Corporation, Common Stock - (Puerto Rico) (3)	53,890	11,699,417	843,913	0.11%

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5)	168,698	172,694	4,302	-

Full-Service Restaurants (0.00%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	-	-

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.01%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	-	41,645	0.01%

Nonmetallic Mineral Mining and Quarrying (0.20%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	1,562,137	0.20%

Nonscheduled Air Transportation (0.16%)
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock (3), (5)	1,843	1,274,000	1,268,904	0.16%

Radio and Television Broadcasting (0.04%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	354,874	0.04%

Retail (0.07%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	532,919	0.07%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	38,258	-
Total Electronic Shopping		462,576	571,177

Scheduled Air Transportation (1.19%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	727	97,376	125,970	0.02%
N918DL Trust Beneficial Interests (5), (6)	623	109,938	142,970	0.02%
N954DL Trust Beneficial Interests (5), (6)	591	133,027	68,000	0.01%
N955DL Trust Beneficial Interests (5), (6)	576	133,868	113,560	0.01%
N956DL Trust Beneficial Interests (5), (6)	580	133,907	108,800	0.01%
N957DL Trust Beneficial Interests (5), (6)	576	134,785	109,650	0.01%
N959DL Trust Beneficial Interests (5), (6)	573	135,658	110,500	0.01%
N960DL Trust Beneficial Interests (5), (6)	563	139,173	109,650	0.01%
N961DL Trust Beneficial Interests (5), (6)	570	138,350	103,870	0.01%
N976DL Trust Beneficial Interests (5), (6)	654	113,413	103,033	0.01%
Equipment Trusts - Aircraft Leased to United Airlines, Inc.
N510UA Trust Beneficial Interests (2), (5)	54	197,409	465,625	0.06%
N512UA Trust Beneficial Interests (2), (5)	53	193,046	458,277	0.06%
N536UA Trust Beneficial Interests (2), (5)	81	396,289	656,766	0.08%
N545UA Trust Beneficial Interests (2), (5)	67	348,071	641,840	0.08%
N585UA Trust Beneficial Interests (2), (5)	53	214,737	571,706	0.07%
United N659UA-767, LLC (N659UA) (5), (6)	412	2,097,640	2,840,323	0.36%
United N661UA-767, LLC (N661UA) (5), (6)	400	2,066,062	2,852,677	0.36%
Total Scheduled Air Transportation		6,782,749	9,583,217

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (0.08%)
KAGY Holding Company, Inc., Series A Preferred Stock (2), (3), (5)	9,778	1,091,200	662,134	0.08%

Semiconductor and Other Electronic Component Manufacturing (0.03%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	229,504	0.03%

Software Publishers (0.07%)
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock (3), (5)	1,232,731	522,678	561,632	0.07%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Wired Telecommunications Carriers (1.22%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,583,686	0.72%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	194,050	0.02%
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5)	1,393	3,236,256	3,756,053	0.48%
Total Wired Telecommunications Carriers		11,690,060	9,533,789

Total Equity Securities		80,453,458	39,748,366

Total Investments (7)		801,104,779	766,262,959

Cash and Cash Equivalents (2.91%)
Wells Fargo & Company, Overnight Repurchase Agreement, 0.09%, Collateralized by Freddie Mac Note			$10,501,688	1.33%
Union Bank of California, Commercial Paper, 0.10%, due 1/2/13			8,499,976	1.07%
Cash Denominated in Foreign Currencies			121,389	0.02%
Cash Held on Account at Various Institutions			3,861,129	0.49%
Cash and Cash Equivalents			22,984,182

Total Cash and Investments			$789,247,141	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer).

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(5)	Restricted security. (See Note 2)

(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary.

(7)	Includes investments with an aggregate market value of $12,960,000 that have been segregated to collateralize certain unfunded commitments.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $471,087,319, and $235,641,665, respectively for the year ended December 31, 2013. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2013 was $765,419,046, or 97.0% of total cash and investments of the Company.

Options and Swaps at December 31, 2013 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$14,139
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/17	$4,289,019	$(331,183)

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

Swaps at December 31, 2012 were as follows:

	Notional
Investment	Amount	Fair Value

Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 5/16/14	$6,040,944	$179,364

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012 (1)	2011 (1)

Investment income
Interest income:
Companies less than 5% owned	$60,323,117	$42,139,023	$38,290,363
Companies 5% to 25% owned	5,445,021	5,850,394	3,822,995
Companies more than 25% owned	1,210,926	1,253,915	-
Dividend income:
Other affiliates	-	1,811,189	10,610,159
Other income:
Companies less than 5% owned	1,470,116	289,073	1,068,872
Companies 5% to 25% owned	458,627	359,099	1,065,287
Companies more than 25% owned	701,239	490,066	-
Total investment income	69,609,046	52,192,759	54,857,676

Operating expenses
Management and advisory fees	8,820,229	6,908,942	6,787,188
Interest expense	1,194,158	190,702	321,532
Amortization of deferred debt issuance costs	852,618	441,495	440,289
Administrative expenses	849,228	-	-
Legal fees, professional fees and due diligence expenses	797,568	1,165,318	331,589
Commitment fees	292,671	225,560	180,467
Director fees	288,336	199,333	180,960
Insurance expense	189,139	130,140	114,446
Custody fees	149,860	99,947	91,886
Professional fees relating to the Conversion	-	411,523	-
Other operating expenses	867,353	619,461	801,593
Total operating expenses	14,301,160	10,392,421	9,249,950

Net investment income before taxes	55,307,886	41,800,338	45,607,726

Excise tax expense	977,624	1,479,978	-
Net investment income	54,330,262	40,320,360	45,607,726

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(40,379,889)	(29,574,293)	17,818,481
Investments in companies 5% to 25% owned	(7,004,857)	13,584,105	261,308
Net realized gain (loss)	(47,384,746)	(15,990,188)	18,079,789

Net change in net unrealized appreciation/depreciation	56,456,107	3,205,937	(56,958,670)
Net realized and unrealized gain (loss)	9,071,361	(12,784,251)	(38,878,881)

Dividends paid on Series A preferred equity facility	(1,516,585)	(1,542,932)	(1,456,281)
Net change in accumulated dividends on Series A preferred equity facility	22,033	(59,867)	(88,549)
Dividends paid to Series Z preferred shareholders	-	-	(752)
Net change in reserve for dividends to Series Z preferred shareholders	-	-	27
Distributions of incentive allocation to the General Partner from:
Net investment income	(10,567,142)	-	-
Net realized gains	(645,691)	-	-
Net change in reserve for incentive allocation	(1,168,583)	-	-

Net increase in net assets applicable to common shareholders resulting from operations	$49,525,655	$25,933,310	$5,183,290

Basic and diluted earnings per common share	$1.91	$1.21	N/A
Basic and diluted weighted average common shares outstanding	25,926,493	21,475,847	N/A

See accompanying notes.

(1) Prior to the Conversion on April 2, 2012, the Company's portfolio had different objectives.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Accumulated Net	Accumulated	Accumulated Net	Non-
	Shares	Par Amount	in Excess of Par	Investment Income	Net Realized Losses	Unrealized Depreciation	controlling Interest	Total Net Assets

Balance at December 31, 2010	418,956	$419	$364,742,957	$307,239	$(62,845,458)	$(38,017,573)	$-	$264,187,584
Net increase in net assets applicable to common shareholders resulting from operations	-	-	-	44,062,171	18,079,789	(56,958,670)	-	5,183,290
Dividends paid to common shareholders	-	-	-	(31,500,000)	-	-	-	(31,500,000)
Tax reclassification of stockholders'equity in accordance with generally accepted accounting principles	-	-	-	645,829	(645,829)	-	-	-
Balance at December 31, 2011	418,956	$419	$364,742,957	$13,515,239	$(45,411,498)	$(94,976,243)	$-	$237,870,874

Retirement of old common stock in the Conversion	(418,956)	(419)	419	-	-	-	-	-
Issuance of common stock in the Conversion	15,725,635	15,726	(15,726)	-	-	-	-	-
Issuance of common stock in public offering	5,750,000	5,750	80,956,005	-	-	-	-	80,961,755
Issuance of common stock from dividend reinvestment plan	1,993	2	30,383	-	-	-	-	30,385
Net investment income	-	-	-	40,320,360				40,320,360
Realized and unrealized gains (losses)	-	-	-	-	(15,990,188)	3,205,937	-	(12,784,251)
Dividends on Series A preferred equity facility	-	-	-	(1,602,799)	-	-	-	(1,602,799)
General Partner incentive allocation	-	-	-	-	-	-	-	-
Dividends paid to common shareholders	-	-	-	(28,808,774)	-	-	-	(28,808,774)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(1,479,978)	(897,847)	2,377,825	-	-	-
Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$-	$315,987,550

Issuance of common stock in public offering	14,720,000	14,720	224,548,170	-	-	-	-	224,562,890
Issuance of common stock from dividend reinvestment plan	2,288	2	37,414	-	-	-	-	37,416
Net investment income	-	-	-	54,330,262	-	-	-	54,330,262
Realized and unrealized gains (losses)	-	-	-	-	(47,384,746)	56,456,107	-	9,071,361
Dividends on Series A preferred equity facility	-	-	-	(1,494,552)	-	-	-	(1,494,552)
General Partner incentive allocation	-	-	-	(10,567,142)	(645,691)	-	(1,168,583)	(12,381,416)
Dividends paid to common shareholders	-	-	-	(40,502,256)	-	-	-	(40,502,256)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(977,624)	(276,396)	1,254,020	-	-	-
Balance at December 31, 2013	36,199,916	$36,200	$667,842,020	$24,016,095	$(105,800,278)	$(35,314,199)	$(1,168,583)	$549,611,255

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011

Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$49,525,655	$25,933,310	$5,183,290
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain)	47,384,746	15,990,188	(18,079,789)
Net change in unrealized appreciation/depreciation of investments	(55,997,303)	(3,450,486)	56,547,320
Dividends paid on Series A preferred equity facility	1,516,585	1,542,932	1,456,281
Dividends paid to Series Z preferred shareholders	-	-	752
Net change in accumulated dividends on Series A preferred equity facility	(22,033)	59,867	88,549
Net change in reserve for dividends to Series Z preferred shareholders	-	-	(27)
Net change in reserve for incentive allocation	1,168,583	-	-
Accretion of original issue discount	(2,017,458)	(1,176,644)	(934,936)
Net accretion of market discount/premium	(2,007,794)	(2,287,656)	(3,129,283)
Interest and dividend income paid in kind	(2,620,046)	(2,769,478)	(5,343,284)
Amortization of deferred debt issuance costs	852,618	441,495	440,289
Changes in assets and liabilities:
Purchases of investment securities	(468,467,273)	(356,251,448)	(171,842,663)
Proceeds from sales, maturities and paydowns of investments	235,641,665	211,216,033	216,916,444
Decrease (increase) in accrued interest income - companies less than 5% owned	(2,243,204)	1,466,278	(321,870)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	67,573	300,741	(570,662)
Decrease (increase) in accrued interest income - companies more than 25% owned	11,833	(53,524)	-
Decrease (increase) in receivable for investments sold	4,121,451	(3,430,145)	963,954
Decrease (increase) in prepaid expenses and other assets	(408,046)	1,419,558	(1,569,836)
Increase (decrease) in payable for investments purchased	(7,107,877)	21,546,908	(3,670,205)
Increase (decrease) in payable to the Investment Manager	1,011,908	(116,900)	133,275
Decrease in management and advisory fees payable	-	(565,599)	-
Increase (decrease) in interest payable	311,736	43,565	(3,934)
Increase in incentive allocation payable	3,318,900	-	-
Increase in accrued expenses and other liabilities	450,495	1,704,082	498,803
Net cash provided by (used in) operating activities	(195,506,786)	(88,436,923)	76,762,468

Financing activities
Proceeds from draws on credit facilities	283,000,000	184,000,000	101,000,000
Principal repayments on credit facilities	(262,000,000)	(139,000,000)	(122,000,000)
Payments of debt issuance costs	(3,125,685)	-	-
Dividends paid on Series A preferred equity facility	(1,516,585)	(1,542,932)	(1,456,281)
Dividends paid to common shareholders	(40,502,256)	(28,808,774)	(51,200,000)
Proceeds from shares issued in connection with dividend reinvestment plan	37,416	30,385	-
Proceeds from common shares sold, net of underwriting and offering costs	224,562,890	80,961,755	-
Final redemption of Series Z preferred equity	-	-	(23,500)
Dividends paid to Series Z preferred shareholders	-	-	(752)
Net cash provided by (used in) financing activities	200,455,779	95,640,434	(73,680,533)

Net increase in cash and cash equivalents	4,948,993	7,203,511	3,081,935
Cash and cash equivalents at beginning of period	18,035,189	10,831,678	7,749,743
Cash and cash equivalents at end of period	$22,984,182	$18,035,189	$10,831,678

Supplemental cash flow information
Interest payments	$352,084	$147,137	$325,466
Excise tax payments	969,946	502,978	-

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2013

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

1. Organization and Nature of Operations (continued)

The Board of Directors of the Partnership has delegated investment management of the Partnership’s assets to the Investment Manager. At December 31, 2013, each Board of Directors consists of five persons, three of whom are independent. If the Company or the Partnership has preferred equity interests outstanding, as the Partnership currently does, the holders of the preferred interests voting separately as a class are entitled to elect two of the Directors. The remaining directors will be subject to election by holders of the common shares and preferred interests voting together as a single class.

Preferred Equity

At December 31, 2013, the Partnership had 6,700 Series A preferred limited partner interests (the “Preferred Interests”) issued and outstanding with a liquidation preference of $20,000 per preferred limited interest. The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of December 31, 2013, the Partnership was in full compliance with such requirements.

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

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and differences could be material.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Investment Valuation

The Company’s investments are generally held by the Partnership or TCPC Funding. Management values investments at fair value based upon the principles and methods of valuation set forth in policies adopted by the Partnership’s Board of Directors and in conformity with procedures set forth in the Revolving Facilities, as defined in Note 4, below, and the Statement of Preferences for the Preferred Interests. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2013 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$520,014,443	Market rate approach	Market yields	4.1% - 16.7% (10.8%)
		Market quotations	Indicative bid/ask quotes	1 - 4 (1)
		Market comparable companies	Revenue multiples	0.4x (0.4x)
		Market comparable companies	EBITDA multiples	7.5x (7.5x)
Other Corporate Debt	$60,965,969	Market rate approach	Market yields	14.0% (14.0%)
		Market quotations	Indicative bid/ask quotes	1 – 3 (1)
		Market comparable companies	EBITDA multiples	7.5x - 10.0x (8.6x)
Equity	$38,904,453	Market rate approach	Market yields	13.0% - 18.0% (13.6%)
		Market quotations	Indicative bid/ask quotes	1 - 2 (1)
		Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
		Market comparable companies	EBITDA multiples	3.1x – 6.6x (5.1x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

At December 31, 2013, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$843,913
2	Other observable market inputs *	68,221,814	77,312,367	-
3	Independent third-party pricing sources that employ significant unobservable inputs	515,953,643	53,334,634	36,066,746
3	Investment Manager valuations with significant unobservable inputs	4,060,800	7,631,335	2,837,707
Total		$588,236,257	$138,278,336	$39,748,366

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	1,250,413	7,294,073	(4,419,997)
Acquisitions	303,602,832	38,349,618	18,222,765
Dispositions	(138,765,762)	(15,172,634)	(8,258,531)
Transfers out of Level 3 *	(58,651,283)	(10,300,000)	-
Transfers into Level 3 †	49,174,117	15,991,940	-
Reclassifications within Level 3 ‡	-	-	(2,152,861)
Ending balance	$515,953,643	$53,334,634	$36,066,746

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,649,723	$1,090,962	$745,675

*  Comprised of nine investments that transferred to Level 2 due to increased observable market activity.

†  Comprised of six investments that transferred from Level 2 due to reduced trading volumes.

‡  Comprised of one investment that was reclassified to Investment Manager Valuation.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	520,800	323,658	904,068
Acquisitions	3,540,000	140,219	-
Dispositions	-	-	(1,643,986)
Reclassifications within Level 3 §	-	-	2,152,861
Ending balance	$4,060,800	$7,631,335	$2,837,707

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$520,800	$323,658	$(659,522)

§ Comprised of one investment that was reclassified from Independent Third-Party Valuation.

There were no transfers between Level 1 and 2 during the year ended December 31, 2013.

At December 31, 2012, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$780,431
2	Other observable market inputs *	45,667,016	53,453,085	-
3	Independent third-party pricing sources that employ
	significant unobservable inputs	359,343,326	17,171,637	32,675,370
3	Investment Manager valuations with significant
	unobservable inputs	-	7,167,458	1,424,764
Total		$405,010,342	$77,792,180	$34,880,565

* For example, quoted prices in inactive markets or quotes for comparable investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

** Comprised of claims in the liquidation of a portfolio company that were reclassified as equity.

There were no transfers between Level 1 and 2 during the year ended December 31, 2012.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 2.7% and 1.6% of total investments at December 31, 2013 and December 31, 2012, respectively. Such positions were converted at the respective closing rate in effect at December 31, 2013 and December 31, 2012 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

 2. Summary of Significant Accounting Policies (continued)

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Partnership has entered into certain swap and option transactions. All derivatives are recognized as either assets or liabilities in the Consolidated Statement of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currency relative to the U.S. dollar.

During the year ended December 31, 2013, TCPC Funding purchased an interest rate cap with a notional amount of $25,000,000. During the year ended December 31, 2013, the Partnership exited a cross currency basis swap with a notional amount of $6,040,944, and entered into a new cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the year ended December 31, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$(331,183)
Interest rate cap	$-	$(37,611)

At December 31, 2012, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the year ended December 31, 2012 were included in net realized and unrealized loss on investments in the Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$6,940

Valuations of derivatives held at December 31, 2013 and December 31, 2012 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

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

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income received upon the early repayment of a loan or debt security are included in interest income.

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Partnership and TCPC Funding is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of December 31, 2013, all tax years of the Company, the Partnership, and TCPC Funding since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (continued)

During the year ended December 31, 2013, the Company accrued $977,624 in excise taxes related to income earned in 2013 and paid $969,946 in excise taxes related to income earned in 2012. During the year ended December 31, 2012, the Company paid $502,978 in excise taxes related to income earned in 2011.

Income and capital gain distributions are determined in accordance with income tax regulations, which may differ from GAAP. Capital accounts within the financial statements are adjusted at year end for permanent book and tax differences. At December 31, 2013, the Company reclassified $977,624 in excise tax expenses from accumulated net investment income to paid-in capital, $47,326 in foreign currency losses from accumulated net realized losses to accumulated net investment income, and $1,206,694 in certain investment income from accumulated net investment income to accumulated net realized losses. Temporary differences are primarily attributable to differing book and tax treatments for the timing of the recognition of gains and losses on certain investment transactions and the timing of the deductibility of certain expenses, and will reverse in subsequent periods.

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company and the cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at December 31, 2013 were as follows:

Undistributed ordinary income	$24,219,834
Capital loss carryforwards	(60,301,810)
Post-October capital loss deferrals	(45,178,866)

Unrealized appreciation	$31,095,792
Unrealized depreciation	(66,306,406)
Net unrealized depreciation	(35,210,614)

Cost	$801,156,529

The Company’s capital loss carryforwards may be used to offset capital gains in succeeding taxable years. Of the carryforwards, $2,987,224 and $34,759,833 will expire after 2017 and 2018, respectively.  The remaining $22,554,753 will carry forward indefinitely until used.  Distributions to holders of the Series A Preferred are treated, on an accrual basis, as distributions of ordinary income for federal tax purposes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

3. Management Fees, Incentive Compensation and Other Expenses

Following the Conversion, the Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). The Company did not incur any incentive compensation prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At December 31, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of the reserve amount and is reported as a non-controlling interest in the consolidated financial statements of the Company.

Prior to the Conversion, the Investment Manager received an annual management and advisory fee, payable monthly in arrears, equal to 1.0% of committed capital, defined as the sum of the maximum amount of the Preferred Interests, the maximum amount available under the Partnership’s revolving credit facility, the initial value of the contributed general partnership equity and the initial value of the contributed common equity, subject to reduction by the amount of the Partnership’s revolving credit facility commitment when the facility is no longer outstanding, and by the amount of the Preferred Interests when less than $1 million in liquidation preference of preferred securities remains outstanding. In addition to the management fee, the General Partner was entitled to a performance allocation equal to 20% of all cumulative income and gain distributions, subject to an 8% hurdle on undistributed contributed equity with a catch up for the General Partner.

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

4. Debt

At December 31, 2013 and December 31, 2012, debt was comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”) as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

4. Debt (continued)

	December 31, 2013	December 31, 2012
Partnership Facility	$45,000,000	$74,000,000
TCPC Funding Facility	50,000,000	-
Total Debt	$95,000,000	$74,000,000

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

Advances under the Partnership Facility through July 31, 2014 bear interest at LIBOR plus 0.44% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 0.44% or the CP Conduit’s cost of funds plus 0.44%, subject to certain limitations. Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility will bear interest at LIBOR plus 2.50% per annum, except in the case of loans from CP Conduits, which bear interest at the higher of LIBOR plus 2.50% or the CP Conduit’s cost of funds plus 2.50%, subject to certain limitations on the CP Conduit interest rate. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of December 31, 2013, the Partnership was in full compliance with such covenants.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 15, 2013, provides for amounts to be drawn up to $100 million, subject to certain collateral and other restrictions. As of December 31, 2013, the facility was to mature on May 15, 2016, subject to extension by the lender at the request of TCPC Funding. On February 21, 2014, the maturity date of the facility was extended to May 15, 2017 and the facility was increased to $150 million in available debt (see Note 9, Subsequent Events). The facility contains an accordion feature which allows for expansion of the facility up to $200 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

As of December 31, 2013, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.75% per annum. In connection to the extension and expansion of the facility on February 21, 2014, the interest rate was reduced to a rate of LIBOR plus 2.50% effective March 15, 2014.  In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2013, TCPC Funding was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

4. Debt (continued)

The weighted-average interest rates on total outstanding borrowings at December 31, 2013 and December 31, 2012 were 1.35% and 0.65%, respectively.

As of December 31, 2013, the fair value of the TCPC Funding Facility approximated its carrying value, and the Partnership Facility had a carrying value and a fair value of $45,000,000 and $43,705,381, respectively. The fair values of the Revolving Facilities are estimated by discounting projected remaining payments using market interest rates for our borrowings and entities with similar credit risks at the measurement date. At December 31, 2013, the Revolving Facilities would be deemed to be Level 3.

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk

The Partnership and TCPC Funding conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area.

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

The Consolidated Statement of Investments includes certain revolving loan facilities held by the Partnership with aggregate unfunded balances of $11,414,879 at December 31, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

6. Related Parties

The Company, the Partnership, TCPC Funding, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2013, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership. At December 31, 2013, amounts reimbursable to the Investment Manager totaled $1,121,108, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership. For the year ended December 31, 2013, expenses allocated pursuant to the Administration Agreements totaled $849,228. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2013.

	Shares Issued	Price Per Share	Net Proceeds
May 21, 2013 public offering	5,175,000	$15.63	$78,176,790
October 1, 2013 public offering	4,370,000	$15.76	$66,473,600
December 18, 2013 public offering	5,175,000	$16.00	$79,912,500
Shares issued from dividend reinvestment plan	2,288	$16.35	$37,416

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

7. Stockholders’ Equity and Dividends (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the year ended December 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	$0.36		$9,595,344
August 8, 2013	September 9, 2013	September 30, 2013	$0.36		$9,595,692
November 7, 2013	December 10, 2013	December 31, 2013	$0.41	*	$12,720,169
					$40,502,256

* Includes a special dividend of $0.05.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 9, 2012	March 9, 2012	April 3, 2012	$0.34	†	$5,400,000
April 3, 2012	June 15, 2012	June 29, 2012	$0.34		$7,301,716
August 9, 2012	September 14, 2012	September 28, 2012	$0.35		$7,516,472
November 7, 2012	December 17, 2012	December 31, 2012	$0.40	‡	$8,590,586
					$28,808,774

† Based on 15,725,635 pro-forma converted shares before the initial public offering.

‡ Includes a special dividend of $0.05.

8. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended December 31, 2013 and December 31, 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net increase in net assets applicable to common shareholders resulting from operations	$49,467,748	$25,933,310
Weighted average shares outstanding	25,926,493	21,475,847
Earnings per share	$1.91	$1.21

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

9. Subsequent Events

On March 6, 2014, the Company’s board of directors declared a regular first quarter cash dividend of $0.36 per share payable on March 31, 2014 to stockholders of record as of the close of business on March 17, 2014.

On February 21, 2014, the Company announced the expansion of the TCPC Funding Facility from $100 million in available debt to $150 million in available debt. The facility’s maturity date was also extended from May 15, 2016 to May 15, 2017 and its interest rate was reduced from LIBOR plus 2.75% per annum to LIBOR plus 2.50% per annum, subject to certain minimum borrowing requirements. The amendment is effective March 15, 2014.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

10. Financial Highlights

The financial highlights below show the Company's results of operations for the years ended December 31, 2013 and December 31, 2012. Per share amounts are calculated assuming the common shares issued in the Conversion on April 2, 2012 and those sold in the initial public offering on April 3, 2012 had been issued as of the beginning of the year.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Per Common Share
Per share NAV at beginning of period (1)	$14.71	$14.84

Investment operations:
Net investment income before income taxes	2.13	1.95
Excise taxes	(0.03)	(0.07)
Net investment income	2.09	1.88

Net realized and unrealized gain (loss)	0.35	(0.60)
Dividends on Series A preferred equity facility	(0.06)	(0.07)
Incentive allocation reserve and distributions	(0.48)	-
Total from investment operations	1.91	1.21

Issuance of common stock	0.09	-
Distributions to common shareholders from:
Net investment income	(1.53)	(1.34)
Per share NAV at end of period	$15.18	$14.71

Per share market price at end of period	$16.78	$14.74

Total return based on market value (1), (2)	24.2%	9.0%
Total return based on net asset value (1)	13.6%	8.2%

Shares outstanding at end of period	36,199,916	21,477,628

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

10. Financial Highlights (continued)

	Year Ended December 31,
	2013	2012	2011

Ratios to average common equity: (3)
Net investment income (4)	10.9%	13.6%	17.6%
Expenses (5)	3.6%	3.5%	3.6%
Expenses and incentive allocation (6)	6.5%	N/A	N/A

Ending common shareholder equity	$549,553,354	$315,987,550	$237,870,874
Portfolio turnover rate	38.9%	48.3%	42.8%
Weighted-average debt outstanding	$88,471,233	$25,374,317	$42,038,356
Weighted-average interest rate on debt	1.3%	0.7%	0.8%
Weighted-average number of common shares	25,926,493	21,475,847	N/A
Average debt per share	$3.44	$1.18	N/A

Asset Coverage:	As of December 31,
	2013	2012	2011

Series A Preferred Equity Facility:
Interests outstanding	6,700	6,700	6,700
Involuntary liquidation value per interest	$20,075	$20,079	$20,070
Asset coverage per interest	$68,125	$50,475	$49,251

Revolving Facilities
Debt outstanding	$95,000,000	$74,000,000	$29,000,000
Asset coverage per $1,000 of debt outstanding	$8,176	$7,077	$13,803

(1) 2012 total return calculated assuming the Conversion and the initial public offering occurred on January 1, 2012.

(2) 2012 total return is based on an initial public offering price of $14.75.

(3) These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(4) Net of incentive allocation.

(5) Excludes excise taxes.

(6) Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

11. Select Quarterly Data (Unaudited)

	2013
	Q4	Q3	Q2	Q1

Total investment income	$20,985,737	$17,288,371	$14,469,195	$16,865,743
Net investment income before taxes	16,262,265	13,587,979	11,461,529	13,996,113
Excise taxes	977,624	-	-	-
Net investment income	15,284,641	13,587,979	11,461,529	13,996,113
Net realized and unrealized gain	3,120,563	2,937,047	658,362	2,355,389
Preferred dividends	(355,610)	(387,982)	(373,558)	(377,402)
Incentive allocation reserve and distributions	(3,609,920)	(3,227,409)	(2,349,267)	(3,194,820)
Net increase in net assets resulting from operations	$14,439,674	$12,909,635	$9,397,066	$12,779,280
Basic and diluted earnings per common share	$0.46	$0.48	$0.40	$0.60

	2012
	Q4	Q3	Q2	Q1 (1)

Total investment income	$17,181,003	$12,110,973	$11,086,458	$11,814,325
Net investment income before taxes	14,037,545	9,603,653	8,921,038	9,238,102
Excise taxes	(977,000)	-	-	(502,978)
Net investment income	13,060,545	9,603,653	8,921,038	8,735,124
Net realized and unrealized gain (loss)	(5,743,587)	344,397	(2,497,360)	(4,887,701)
Preferred dividends	(391,402)	(399,121)	(397,477)	(414,799)
Net increase in net assets resulting from operations	$6,925,556	$9,548,929	$6,026,201	$3,432,624
Basic and diluted earnings per common share	$0.32	$0.44	$0.28	N/A

	2011 (1)
	Q4	Q3	Q2	Q1

Total investment income	$9,103,299	$10,509,783	$17,257,216	$17,987,378
Net investment income before taxes	6,295,451	8,318,985	15,235,777	15,757,513
Excise taxes	-	-	-	-
Net investment income	6,295,451	8,318,985	15,235,777	15,757,513
Net realized and unrealized loss	(2,980,033)	(20,014,551)	(9,556,909)	(6,327,388)
Preferred dividends	(389,857)	(389,747)	(392,339)	(373,612)
Net increase in net assets resulting from operations	$2,925,561	$(12,085,313)	$5,286,529	$9,056,513
Basic and diluted earnings per common share	N/A	N/A	N/A	N/A

(1) Periods prior to the Conversion reflect portfolios that had different investment objectives.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2013

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$2,056,927	$-	$2,056,927
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	7,586,317	-	9,268,000
Anacomp, Inc., Class A Common Stock	1,255,527	-	-	1,004,422
EPMC HoldCo, LLC, Membership Units	2,730,458	-	(1,481,930)	1,562,137
ESP Holdings, Inc., Cumulative Preferred 15%	3,643,088	-	-	3,947,862
ESP Holdings, Inc., Common Stock	2,263,124	-	-	2,856,346
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	7,134,137	749,529	-	7,959,369
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	-	14,850,000	-	15,097,500
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	15,450,000	-	(15.759.750)	-
KAGY Holding Company, Inc., Series A Preferred Stock	-	8,096,057	-	662,134
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	548,340	-	(81,562)	404,605
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	556,225	-	(79,808)	414,010
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	277,780	-	(143,097)	114,000
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	436,810	-	(128,230)	275,405
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	653,220	-	(93,707)	486,115
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,264,148	-	(999,280)	2,948,986
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	4,351,424	-	(969,098)	3,171,026
N510UA Equipment Trust Beneficial Interests	479,682	81,562	(35,912)	465,625
N512UA Equipment Trust Beneficial Interests	473,761	79,808	(35,323)	458,277
N536UA Equipment Trust Beneficial Interests	624,746	143,097	(45,201)	656,766
N545UA Equipment Trust Beneficial Interests	616,897	128,359	(47,536)	641,840
N585UA Equipment Trust Beneficial Interests	583,391	93,707	(46,776)	571,706
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	367,370	-	(77,509)	296,820
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	454,580	-	(68,612)	397,290
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	597,720	-	(78,825)	524,620
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	612,000	-	(75,824)	543,320
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	612,850	-	(77,085)	542,640
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	617,440	-	(76,487)	548,250
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	622,030	-	(75,896)	553,520
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	640,730	-	(74,776)	574,430
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	636,990	-	(76,582)	568,310
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	473,280	-	(79,647)	404,600
N913DL Equipment Trust Beneficial Interests	111,520	77,509	(94,032)	125,970
N918DL Equipment Trust Beneficial Interests	120,530	68,612	(89,338)	142,970
N954DL Equipment Trust Beneficial Interests	113,390	78,825	(107,751)	68,000
N955DL Equipment Trust Beneficial Interests	160,650	75,824	(106,437)	113,560
N956DL Equipment Trust Beneficial Interests	163,200	77,085	(107,904)	108,800
N957DL Equipment Trust Beneficial Interests	163,880	76,487	(107,457)	109,650
N959DL Equipment Trust Beneficial Interests	164,390	75,896	(107,015)	110,500
N960DL Equipment Trust Beneficial Interests	169,660	74,776	(106,678)	109,650
N961DL Equipment Trust Beneficial Interests	171,360	76,582	(108,546)	103,870
N967DL Equipment Trust Beneficial Interests	83,300	79,647	(102,560)	103,033
RM Holdco, LLC, Membership Units	849,478	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	5,106,805	57,991	-	2,197,621
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	3,759,156	16,974	(149,183)	3,626,947
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	6,258,122	567,205	-	6,825,328
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	1,976,470	186,901	-	2,150,088
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	-	1,339,883	-	1,370,199
United N659UA-767, LLC (N659UA)	2,771,428	999,280	(674,714)	2,840,323
United N661UA-767, LLC (N661UA)	2,789,809	969,098	(663,034)	2,852,677
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	5,000,000	-	5,000,000

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2012

Security	Value, Beginning of Period	Acquisitions	Dispositions (2)	Value, End of Period

Anacomp, Inc., Class A Common Stock	$740,761	$-	$-	$1,255,527
Delta Air Lines, Inc., Aircraft Secured Mortgage (N913DL), 8%, due 7/15/18	-	403,947	(37,389)	367,370
Delta Air Lines, Inc., Aircraft Secured Mortgage (N918DL), 8%, due 7/15/18	-	490,003	(33,390)	454,580
Delta Air Lines, Inc., Aircraft Secured Mortgage (N954DL), 8%, due 9/20/19	-	631,014	(37,814)	597,720
Delta Air Lines, Inc., Aircraft Secured Mortgage (N955DL), 8%, due 9/20/19	-	645,523	(36,417)	612,000
Delta Air Lines, Inc., Aircraft Secured Mortgage (N956DL), 8%, due 9/20/19	-	646,372	(37,011)	612,850
Delta Air Lines, Inc., Aircraft Secured Mortgage (N957DL), 8%, due 9/20/19	-	651,170	(36,735)	617,440
Delta Air Lines, Inc., Aircraft Secured Mortgage (N959DL), 8%, due 9/20/19	-	655,930	(36,462)	622,030
Delta Air Lines, Inc., Aircraft Secured Mortgage (N960DL), 8%, due 9/20/19	-	675,587	(35,956)	640,730
Delta Air Lines, Inc., Aircraft Secured Mortgage (N961DL), 8%, due 9/20/19	-	671,812	(36,803)	636,990
Delta Air Lines, Inc., Aircraft Secured Mortgage (N976DL), 8%, due 7/15/18	-	512,643	(38,636)	473,280
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N913DL)	-	145,176	(31,277)	111,520
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N918DL)	-	162,691	(32,027)	120,530
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N954DL)	-	202,368	(40,415)	113,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N955DL)	-	204,598	(40,116)	160,650
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N956DL)	-	205,404	(40,679)	163,200
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N957DL)	-	206,328	(40,572)	163,880
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N959DL)	-	207,244	(40,467)	164,390
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N960DL)	-	211,653	(40,578)	169,660
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N961DL)	-	211,555	(41,241)	171,360
Delta Air Lines, Inc., Equipment Trust Beneficial Interests (N976DL)	-	173,597	(37,271)	83,300
EPMC HoldCo, LLC, Membership Units	5,264,007	-	(1,276,226)	2,730,458
ESP Holdings, Inc., Cumulative Preferred 15%	3,287,872	-	-	3,643,088
ESP Holdings, Inc., Common Stock	7,473,887	-	-	2,263,124
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	6,240,393	1,000,494	-	7,134,137
International Wire Group Holdings, Inc., Common Stock	30,077,606	-	(31,940,733)	-
International Wire Group Holdings, Inc., Senior Notes, 11.5% Cash or 12.25% PIK, due 4/15/15	18,180,000	-	(18,000,000)	-
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	-	15,000,000	-	15,450,000
Real Mex Restaurants, Inc. Senior Secured Notes, 14%, due 1/1/13	12,410,823	-	(6,627,711)	-
RM Holdco, LLC, Membership Units	-	2,010,777	-	849,478
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	5,106,805	-	5,106,805
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	-	3,759,156	-	3,759,156
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	-	6,258,122	-	6,258,122
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16		1,922,118	-	1,976,470
United Airlines, Inc., Aircraft Secured Mortgage (N510UA), 20%, due 9/26/16	624,066	-	(66,886)	548,340
United Airlines, Inc., Aircraft Secured Mortgage (N512UA), 20%, due 10/26/16	630,208	-	(65,449)	556,225
United Airlines, Inc., Aircraft Secured Mortgage (N536UA), 16%, due 8/21/14	414,963	-	(122,068)	277,780
United Airlines, Inc., Aircraft Secured Mortgage (N545UA), 16%, due 7/17/15	563,575	-	(109,385)	436,810
United Airlines, Inc., Aircraft Secured Mortgage (N585UA), 20%, due 10/25/16	739,958	-	(76,848)	653,220
United Airlines, Inc., Aircraft Secured Mortgage (N659UA), 12%, due 3/28/16	5,014,613	-	(886,810)	4,264,148
United Airlines, Inc., Aircraft Secured Mortgage (N661UA), 12%, due 5/4/16	5,192,014	-	(860,025)	4,351,424
United Airlines, Inc., Equipment Trust Beneficial Interests (N510UA)	467,137	66,886	(35,913)	479,682
United Airlines, Inc., Equipment Trust Beneficial Interests (N512UA)	458,665	65,449	(35,325)	473,761
United Airlines, Inc., Equipment Trust Beneficial Interests (N536UA)	686,303	122,068	(45,201)	624,746
United Airlines, Inc., Equipment Trust Beneficial Interests (N545UA)	612,589	109,256	(47,505)	616,897
United Airlines, Inc., Equipment Trust Beneficial Interests (N585UA)	498,602	76,848	(46,776)	583,391
United N659UA-767, LLC (N659UA)	2,274,815	886,810	(674,712)	2,771,428
United N661UA-767, LLC (N661UA)	2,205,523	860,025	(663,033)	2,789,809

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17	6/6/13

December 31, 2012

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Bally Total Fitness Holding Corporation, Common Stock	4/30/10
Bally Total Fitness Holding Corporation, Warrants	4/30/10
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
DeepOcean Group Holding BV, Common Stock	5/13/11
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
La Paloma Residual Bank Debt Claim	2/2/05
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
V Telecom Investment S.C.A, Common Shares	11/9/12

TCP Capital Corp

Consolidating Statement of Assets and Liabilities

December 31, 2013

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments:
Companies less than 5% owned	$-	$678,326,915	$-	$678,326,915
Companies 5% to 25% owned	-	69,068,808	-	69,068,808
Companies more than 25% owned	-	18,867,236	-	18,867,236
Investment in subsidiary	551,095,042	-	(551,095,042)	-
Total investments	551,095,042	766,262,959	(551,095,042)	766,262,959

Cash and cash equivalents	-	22,984,182	-	22,984,182
Accrued interest income	-	6,739,105	-	6,739,105
Receivable for investments sold	-	3,605,964	-	3,605,964
Deferred debt issuance costs	-	2,969,085	-	2,969,085
Interest rate cap option	-	14,139	-	14,139
Receivable from subsidiary	531,717	-	(531,717)	-
Prepaid expenses and other assets	30,493	723,275	-	753,768
Total assets	551,657,252	803,298,709	(551,626,759)	803,329,202

Liabilities
Debt	-	95,000,000	-	95,000,000
Payable for investment securities purchased	-	14,706,942	-	14,706,942
Incentive allocation payable	-	3,318,900	-	3,318,900
Payable to the Investment Manager	833,737	287,371	-	1,121,108
Interest payable	-	430,969	-	430,969
Unrealized depreciation on swaps	-	331,183	-	331,183
Payable to Parent	-	531,717	(531,717)	-
Accrued expenses and other liabilities	1,212,260	1,923,750	-	3,136,010
Total liabilities	2,045,997	116,530,832	(531,717)	118,045,112

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	504,252	-	504,252
Total preferred limited partner interests	-	134,504,252	-	134,504,252

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-	1,168,583	1,168,583

Net assets	$549,611,255	$552,263,625	$(552,263,625)	$549,611,255

Composition of net assets
Common stock	$36,200	$-	$-	$36,200
Additional paid-in capital	667,842,020	666,530,318	(666,530,318)	667,842,020
Accumulated deficit	(118,266,965)	(114,266,693)	115,435,276	(117,098,382)
Non-controlling interest	-	-	(1,168,583)	(1,168,583)
Net assets	$549,611,255	$552,263,625	$(552,263,625)	$549,611,255

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Assets
Investments:
Unaffiliated issuers	$-	$440,772,190	$-	$440,772,190
Investment in subsidiary	317,209,574	-	(317,209,574)	-
Controlled companies	-	22,489,208	-	22,489,208
Other affiliates	-	54,421,689	-	54,421,689
Total investments	317,209,574	517,683,087	(317,209,574)	517,683,087

Cash and cash equivalents	-	18,035,189	-	18,035,189
Accrued interest income	-	4,575,307	-	4,575,307
Receivable for investment securities sold	-	7,727,415	-	7,727,415
Deferred debt issuance costs	-	696,018	-	696,018
Unrealized appreciation on swaps	-	179,364	-	179,364
Prepaid expenses and other assets	20,606	325,116	-	345,722
Total assets	317,230,180	549,221,496	(317,209,574)	549,242,102

Liabilities
Credit facility payable	-	74,000,000	-	74,000,000
Payable for investment securities purchased	-	21,814,819	-	21,814,819
Payable to the Investment Manager	61,051	48,149	-	109,200
Interest payable	-	119,233	-	119,233
Accrued expenses and other liabilities	1,181,579	1,503,436	-	2,685,015
Total liabilities	1,242,630	97,485,637	-	98,728,267

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	526,285	-	526,285
Total preferred limited partner interests	-	134,526,285	-	134,526,285
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

Composition of net assets
Common stock	$21,478	$-	$-	$21,478
Additional paid-in capital	444,234,060	441,328,969	(441,328,969)	444,234,060
Accumulated deficit	(128,267,988)	(124,119,395)	124,119,395	(128,267,988)
Net assets	$315,987,550	$317,209,574	$(317,209,574)	$315,987,550

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2013

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$60,323,117	$-	$60,323,117
Companies 5% to 25% owned	-	5,445,021	-	5,445,021
Companies more than 25% owned	-	1,210,926	-	1,210,926
Other income:
Companies less than 5% owned	-	1,470,116	-	1,470,116
Companies 5% to 25% owned	-	458,627	-	458,627
Companies more than 25% owned	-	701,239	-	701,239
Total interest and related investment income	-	69,609,046	-	69,609,046

Operating expenses
Management and advisory fees	-	8,820,229	-	8,820,229
Interest expense	-	1,194,158	-	1,194,158
Amortization of deferred debt issuance costs	-	852,618	-	852,618
Administration expenses	-	849,228	-	849,228
Legal fees, professional fees and due diligence expenses	397,529	400,039	-	797,568
Commitment fees	-	292,671	-	292,671
Director fees	95,926	192,410	-	288,336
Insurance expense	62,901	126,238	-	189,139
Custody fees	3,500	146,360	-	149,860
Other operating expenses	472,481	394,872	-	867,353
Total expenses	1,032,337	13,268,823	-	14,301,160

Net investment income (loss) before income taxes	(1,032,337)	56,340,223	-	55,307,886

Excise tax expense	977,624	-	-	977,624
Net investment income (loss)	(2,009,961)	56,340,223	-	54,330,262

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	-	(40,379,889)	-	(40,379,889)
Investments in companies 5% to 25% owned	-	(7,004,857)	-	(7,004,857)
Net change in unrealized appreciation/depreciation	-	56,456,107	-	56,456,107
Net realized and unrealized gain	-	9,071,361	-	9,071,361

Interest in earnings of subsidiary	51,535,616	-	(51,535,616)	-
Dividends paid on Series A preferred equity facility	-	(1,516,585)	-	(1,516,585)
Net change in accumulated dividends on Series A preferred equity facility	-	22,033	-	22,033
Distributions of incentive allocation to the General Partner from net investment income	-	-	(10,567,142)	(10,567,142)
Distributions of incentive allocation to the General Partner from net realized gains	-	-	(645,691)	(645,691)
Net change in reserve for incentive allocation	-	-	1,168,583)	(1,168,583)

Net increase in net assets resulting from operations	$49,525,655	$63,917,032	$63,917,032)	$49,525,655

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	-	$42,139,023	-	$42,139,023
Controlled companies	-	1,253,915	-	1,253,915
Other affiliates	-	5,850,394	-	5,850,394
Dividend income:
Affiliates	-	1,811,189	-	1,811,189
Other income:
Unaffiliated issuers	-	289,073	-	289,073
Controlled companies	-	490,066	-	490,066
Other affiliates	-	359,099	-	359,099
Total interest and related investment income	-	52,192,759	-	52,192,759

Operating expenses
Management and advisory fees	1,292	6,907,650	-	6,908,942
Professional fees relating to the Conversion	-	411,523	-	411,523
Amortization of deferred debt issuance costs	-	441,495	-	441,495
Legal fees, professional fees and due diligence expenses	376,309	789,009	-	1,165,318
Commitment fees	-	225,560	-	225,560
Director fees	66,444	132,889	-	199,333
Interest expense	-	190,702	-	190,702
Insurance expense	43,279	86,861	-	130,140
Custody fees	3,500	96,447	-	99,947
Other operating expenses	181,971	437,490	-	619,461
Total operating expenses	672,795	9,719,626	-	10,392,421

Net investment income (loss) before income taxes	(672,795)	42,473,133	-	41,800,338

Excise tax expense	1,479,978	-	-	1,479,978

Net investment income (loss)	(2,152,772)	42,473,133	-	40,320,360

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in unaffiliated issuers	-	(29,574,293)	-	(29,574,293)
Investments in affiliates	-	13,584,105	-	13,584,105
Net realized loss	-	(15,990,188)	-	(15,990,188)
Net change in unrealized appreciation/depreciation	28,086,083	3,205,937	(28,086,083)	3,205,937
Net realized and unrealized gain (loss)	28,086,083	(12,784,251)	(28,086,083)	(12,784,251)

Dividends paid on Series A preferred equity facility	-	(1,542,932)	-	(1,542,932)
Net change in accumulated dividends on Series A preferred equity facility	-	(59,867)	-	(59,867)

Net increase in net assets resulting from operations	$25,933,310	$28,086,083	$(28,086,083)	$25,933,310

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2011

	Special Value			Special Value
	Continuation	Special Value		Continuation
	Fund, LLC	Continuation		Fund, LLC
	Standalone	Partners, LP	Eliminations	Consolidated
Investment income
Interest income:
Unaffiliated issuers	$-	$38,290,363	$-	$38,290,363
Other affiliates	-	3,822,995	-	3,822,995
Dividend income:
Other affiliates	-	10,610,159	-	10,610,159
Other income:
Unaffiliated issuers	-	1,068,872	-	1,068,872
Other affiliates	-	1,065,287	-	1,065,287
Total interest and related investment income	-	54,857,676	-	54,857,676

Operating expenses
Management and advisory fees	-	6,787,188	-	6,787,188
Amortization of deferred debt issuance costs	-	440,289	-	440,289
Legal fees, professional fees and due diligence expenses	97,661	233,928	-	331,589
Interest expense	-	321,532	-	321,532
Director fees	60,320	120,640	-	180,960
Commitment fees	-	180,467	-	180,467
Insurance expense	36,289	78,157	-	114,446
Custody fees	3,500	88,386	-	91,886
Other operating expenses	29,839	771,754	-	801,593
Total operating expenses	227,609	9,022,341	-	9,249,950

Net investment income (loss)	(227,609)	45,835,335	-	45,607,726

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain:
Investments in unaffiliated issuers	-	17,818,481	-	17,818,481
Investments in affiliates	-	261,308	-	261,308
Net realized gain	-	18,079,789	-	18,079,789
Net change in unrealized appreciation/depreciation	5,411,624	(56,958,670)	(5,411,624)	(56,958,670)
Net realized and unrealized gain (loss)	5,411,624	(38,878,881)	(5,411,624)	(38,878,881)

Dividends paid on Series A preferred equity facility	-	(1,456,281)	-	(1,456,281)
Net change in accumulated dividends on Series A preferred equity facility	-	(88,549)	-	(88,549)
Dividends paid to Series Z preferred shareholders	(752)	-	-	(752)
Net change in reserve for dividends to Series Z preferred shareholders	27	-	-	27

Net increase in net assets resulting from operations	$5,183,290	$5,411,624	$(5,411,624)	$5,183,290

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC (3)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC (4)
10.3	Form of Administration Agreement of the Registrant (5)
10.4	Custodial Agreement dated as of July 31, 2006 (6)
10.5	Form of Transfer Agency and Registrar Services Agreement (7)
10.6	Form of License Agreement (8)
10.7	Credit Agreement dated July 31, 2006 (9)
10.8	Form of First Amendment to Credit Agreement dated February 28, 2011 (10)
10.9	Form of Second Amendment to Credit Agreement dated September 18, 2013 (11)
10.10	Form of Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP (12)
10.11	Form of Administration Agreement of Special Value Continuation Partners, LP (13)
10.12	Form of Loan Financing and Servicing Agreement dated May 15, 2013 (14)
10.13	Form of Amendment No. 1 to Loan Financing and Servicing Agreement dated August 13, 2013 (15)
10.14	Form of Amendment No. 2 to Loan Financing and Servicing Agreement dated September 10, 2013 (16)
10.15	Form of Sale and Contribution Agreement dated May 15, 2013 (17)
10.16	Form of Co-Management Agreement of Special Value Continuation Partners, LP (18)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Consolidated Code of Ethics of the Registrant and the Advisor (19)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

________________________

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(2)	Incorporated by reference to Exhibit (b)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit (g) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(4)	Incorporated by reference to Exhibit (k)(8) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(5)	Incorporated by reference to Exhibit (k)(1) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(6)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.

(7)	Incorporated by reference to Exhibit (k)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012
(8)	Incorporated by reference to Exhibit (k)(3) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.
(9)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(10)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(11)	Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K, filed September 19, 2013.
(12)	Incorporated by reference to Exhibit (k)(6) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(13)	Incorporated by reference to Exhibit (k)(9) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(14)	Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K filed on May 17, 2013.
(15)	Incorporated by reference to Exhibit 10.02 to Registrant's Form 8-K filed on September 10, 2013.
(16)	Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K filed on September 10, 2013.
(17)	Incorporated by reference to Exhibit 10.02 to Registrant's Form 8-K filed on May 17, 2013.
(18)	Incorporated by reference to Exhibit (g)(2) to Special Value Continuation Partner, LP's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.
(19)	Incorporated by reference to Exhibit (r)(1) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.

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

Date	Signature	Title

March 6, 2014	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of
	Howard M. Levkowitz	the Board and Director (Principal
Executive Officer)

March 6, 2014	/s/ Eric J. Draut	Director
Eric J. Draut

March 6, 2014	/s/ Franklin R. Johnson	Director
Franklin R. Johnson

March 6, 2014	/s/ Peter E. Schwab	Director
Peter E. Schwab

March 6, 2014	/s/ Rajneesh Vig	President
Rajneesh Vig

March 6, 2014	/s/ Paul L. Davis	Chief Financial Officer (Principal
	Paul L. Davis	Financial Officer)

