Form 10-Q
period 2014-03-31
TCP Capital Corp.
filed 2014-05-08
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 7, 2014 was 36,200,020.

Table of Contents

TCP CAPITAL CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2014

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $741,804,363 and $684,569,508, respectively)	$744,016,378	$678,326,915
Companies 5% to 25% owned (cost of $54,759,445 and $73,946,547, respectively)	53,487,621	69,068,808
Companies more than 25% owned (cost of $41,985,865 and $42,588,724 respectively)	18,153,749	18,867,236
Total investments (cost of $838,549,673 and $801,104,779, respectively)	815,657,748	766,262,959

Cash and cash equivalents	27,141,436	22,984,182
Accrued interest income:
Companies less than 5% owned	8,279,978	6,282,353
Companies 5% to 25% owned	679,599	415,061
Companies more than 25% owned	38,519	41,691
Deferred debt issuance costs	3,360,310	2,969,085
Receivable for investments sold	1,031,717	3,605,964
Options (cost $51,750)	8,605	14,139
Prepaid expenses and other assets	1,184,123	753,768
Total assets	857,382,035	803,329,202

Liabilities
Debt	157,000,000	95,000,000
Incentive allocation payable	3,486,403	3,318,900
Payable for investments purchased	1,514,602	14,706,942
Payable to the Investment Manager	463,629	1,121,108
Interest payable	332,040	430,969
Unrealized depreciation on swaps	300,684	331,183
Accrued expenses and other liabilities	2,915,706	3,136,010
Total liabilities	166,013,064	118,045,112

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	493,757	504,252
Total preferred limited partner interests	134,493,757	134,504,252

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	2,204,587	1,168,583

Net assets applicable to common shareholders	$554,670,627	$549,611,255

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,200,020 and 36,199,916 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	36,200	36,200
Paid-in capital in excess of par	667,843,737	667,842,020
Accumulated net investment income	24,929,736	24,016,095
Accumulated net realized losses	(112,595,624)	(105,800,278)
Accumulated net unrealized depreciation	(23,338,835)	(35,314,199)
Non-controlling interest	(2,204,587)	(1,168,583)
Net assets applicable to common shareholders	$554,670,627	$549,611,255

Net assets per share	$15.32	$15.18

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited)

March 31, 2014

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (92.87%)
Bank Debt (76.36%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (0.93%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25%
(Q),1.25% LIBOR Floor, due 4/3/18	$694,441	$699,603	$679,684	0.08%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 11% (Q),
1.5% LIBOR Floor, due 10/3/18	$7,434,877	7,235,805	7,174,657	0.85%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		7,935,408	7,854,341

Activities Related to Real Estate (1.97%)
Greystone Select Holdings, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 8% (M),
1% LIBOR Floor, due 3/26/21	$16,594,230	16,366,059	16,635,715	1.97%

Advertising, Public Relations, and Related Services (2.15%)
Doubleplay III Limited, Senior Secured 1st Lien Facility A1 Term Loan, EURIBOR +
6.25% (Q), 1.25% EURIBOR Floor, due 3/18/18 - (United Kingdom) (4), (10)	$13,165,705	16,495,992	18,082,540	2.15%

Artificial Synthetic Fibers and Filaments Manufacturing (0.24%)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16 (2)	$2,056,927	2,056,927	2,056,927	0.24%

Basic Chemical Manufacturing (1.79%)
PeroxyChem, LLC, Senior Secured Term Loan, LIBOR + 6.5% (M), 1% LIBOR Floor, due 2/28/20	$15,000,000	14,702,579	15,075,000	1.79%

Business Support Services (1.76%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan,
LIBOR + 9.25% (Q), 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,965,887	14,863,107	1.76%

Chemical Manufacturing (2.08%)
Archroma, Senior Secured Lien Term Loan B, LIBOR + 8.25% (Q), 1.25% LIBOR Floor, due 9/30/18	$17,412,500	17,088,698	17,499,563	2.08%

Communications Equipment Manufacturing (1.79%)
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625% (Q),
1.25% LIBOR Floor, due 12/11/18 (2)	$14,962,500	14,812,875	15,059,756	1.79%

Computer Equipment Manufacturing (1.08%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5% (Q),
1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,678,717	9,075,000	1.08%

Converted Paper Products Manufacturing (0.42%)
Ranpak Corp., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q),
1.25% LIBOR Floor, due 4/23/20	$3,469,573	3,434,877	3,551,976	0.42%

Computer Systems Design and Related Services (9.73%)
Autoalert, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 4.75%
(Q) Cash + 4% PIK, 0.25% LIBOR Floor, due 3/31/19	$30,000,000	29,400,000	29,940,000	3.55%
Blue Coat Systems, Inc., Senior Secured 1st Lien Revolver Term Loan, LIBOR + 3.5%
(Q), 1% LIBOR Floor, due 5/31/18 (13)	$–	(960,000)	(441,060)	(0.05)%
Blue Coat Systems, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.5% (Q),
1% LIBOR Floor, due 6/28/20	$15,000,000	14,878,125	15,581,250	1.85%
CoreOne Technologies, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 3.75%
(Q) Cash + 5% PIK, 1% LIBOR Floor, due 9/4/18	$13,726,261	13,412,993	13,643,903	1.62%
OnX Enterprise Solutions, Ltd., Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q),
due 9/3/18	$10,613,333	10,468,033	10,708,853	1.27%
OnX USA, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q), due 9/3/18	$5,306,667	5,237,760	5,354,427	0.64%
Websense, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q), 1% LIBOR
Floor, due 12/27/20	$7,200,000	7,164,000	7,254,000	0.85%
Total Computer Systems Design and Related Services		79,600,911	82,041,373

Electric Power Generation, Transmission and Distribution (2.07%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5% (Q),
1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,938,274	11,402,277	1.35%
Panda Temple Power II, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q),
1.25% LIBOR Floor, due 4/3/19	$5,892,970	5,834,041	6,062,393	0.72%
Total Electric Power Generation, Transmission and Distribution		16,772,315	17,464,670

Electrical Equipment and Component Manufacturing (1.99%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9% (Q),
1% LIBOR Floor, due 12/26/17	$16,500,317	16,239,377	16,739,572	1.99%

Electrical Equipment Manufacturing (0.82%)
API Technologies Corp., Senior Secured 1st Lien Term Loan, LIBOR + 7.5% (M),
1.5% LIBOR Floor, due 2/6/18	$6,947,590	6,878,114	6,912,852	0.82%

Financial Investment Activities (0.70%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan,
LIBOR + 5% (M), due 12/31/22 (11)	$10,606,841	13,355,425	5,939,831	0.70%
3

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2014

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Freight Transportation Arrangement (0.44%)
Livingston International, Inc., 2nd Lien Term Loan, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/18/20 (10)	$3,665,217	$3,599,623	$3,724,777	0.44%

Full-Service Restaurants (1.87%)
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18 (2)	$5,164,796	5,164,796	1,402,242	0.17%
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$1,422,456	1,394,868	1,422,456	0.17%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/21/16 (2)	$3,647,717	3,647,717	3,647,717	0.43%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/21/16 (2)	$7,087,612	7,087,612	7,087,612	0.84%
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16 (2)	$2,232,131	2,194,774	2,232,131	0.26%
Total Full-Service Restaurants		19,489,767	15,792,158

Gaming Industries (1.66%)
AP Gaming I, LLC, Senior Secured 1st Lien Revolver Term Loan, LIBOR + 8.25% (Q), 1% LIBOR Floor, due 12/20/18 (13)	$–	(1,000,000)	(984,375)	(0.12)%
AP Gaming I, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 8.25% (Q), 1% LIBOR Floor, due 12/20/20	$14,962,500	14,523,696	14,962,500	1.78%
Total Gaming Industries		13,523,696	13,978,125

Grocery Stores (1.78%)
Bashas, Inc., Senior Secured 1st Lien FILO Term Loan, LIBOR + 9.35% (M), 1.5% LIBOR Floor, due 12/28/15	$14,781,475	14,740,030	15,003,197	1.78%

Insurance Carriers (1.39%)
Acrisure, LLC, 2nd Lien Additional Notes, LIBOR + 10.5% (Q), 1% LIBOR Floor, due 3/7/20	$680,363	564,204	674,555	0.08%
Acrisure, LLC, 2nd Lien Notes, LIBOR + 10.5% (Q), 1% LIBOR Floor, due 3/7/20	$11,051,757	10,832,378	11,040,705	1.31%
Total Insurance Carriers		11,396,582	11,715,260

Insurance Related Activities (0.76%)
Confie Seguros Holding II Co., 2nd Lien Term Loan, LIBOR + 9% (M), 1.25% LIBOR Floor, due 5/8/19	$6,341,809	6,249,086	6,397,332	0.76%

Merchant Wholesalers (1.09%)
Envision Acquisition Company, LLC, 2nd Lien Term Loan, LIBOR + 8.75% (M), 1% LIBOR Floor, due 11/4/21	$9,079,011	8,897,430	9,158,452	1.09%

Motion Picture and Video Industries (1.82%)
CORE Entertainment, Inc., Senior Secured 1st Lien Term Loan, 9%, due 6/21/17	$9,462,231	9,386,095	8,421,386	1.00%
CORE Entertainment, Inc., Senior Secured 2nd Lien Term Loan, 13.5%, due 6/21/18	$7,569,785	7,505,822	6,933,923	0.82%
Total Motion Picture and Video Industries		16,891,917	15,355,309

Newspaper, Periodical, Book, and Directory Publishers (3.64%)
Hanley-Wood, LLC, 1st Lien FILO Term Loan, LIBOR + 6.75% (Q), 1.25% LIBOR Floor, due 7/15/18	$16,561,400	16,561,400	16,420,628	1.95%
MediMedia USA, Inc., 1st Lien Revolver, LIBOR + 6.75% (M), due 5/20/18	$5,270,000	4,107,500	4,833,908	0.57%
MediMedia USA, Inc., 1st Lien Term Loan, LIBOR + 6.75% (M), 1.25% LIBOR Floor, due 11/20/18	$9,676,875	9,420,314	9,434,953	1.12%
Total Newspaper, Periodical, Book, and Directory Publishers		30,089,214	30,689,489

Nonresidential Building Construction (1.20%)
NCM Group Holdings, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 11.5% (Q), 1% LIBOR Floor, due 8/29/18	$10,000,000	9,620,619	10,145,000	1.20%

Nonscheduled Air Transportation (2.11%)
One Sky Flight, LLC, Senior Secured 2nd Lien Term Loan, 12% Cash + 3% PIK, due 6/3/19	$18,243,983	16,984,017	17,742,274	2.11%

Oil and Gas Extraction (1.83%)
Willbros Group, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9.75% (Q), 1.25% LIBOR Floor, due 8/7/19	$15,246,603	14,876,555	15,443,512	1.83%

Other Telecommunications (1.67%)
Securus Technologies, Inc., 2nd Lien Term Loan, LIBOR + 7.75% (Q), 1.25% LIBOR Floor, due 4/30/21	$14,000,000	13,860,000	14,072,940	1.67%

Petroleum and Coal Products Manufacturing (0.46%)
Boomerang Tube, LLC, 2nd Lien Term Loan, LIBOR + 9.5% (Q), 1.5% LIBOR Floor, due 10/11/17	$3,987,092	3,902,548	3,887,415	0.46%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2014

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Professional, Scientific, and Technical Services (1.91%)
ConvergeOne Holdings, 1st Lien Term Loan, LIBOR + 8% (Q), 1.25% LIBOR Floor, due 5/8/19	$16,112,709	$15,930,795	$16,112,709	1.91%

Radio and Television Broadcasting (2.94%)
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q) Cash + 4% PIK,
2% LIBOR Floor, due 8/3/16	$7,014,361	6,678,521	6,856,537	0.82%
The Tennis Channel, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 8.5% (Q), due 5/29/17	$17,771,217	17,344,546	17,842,301	2.12%
Total Radio and Television Broadcasting		24,023,067	24,698,838

Retail (2.10%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan,
LIBOR + 10.40% (M), 1% LIBOR Floor, due 9/25/17	$11,000,000	10,796,475	11,055,000	1.31%
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5% (Q), due 3/31/16	$6,710,057	6,584,026	6,699,991	0.79%
Total Retail		17,380,501	17,754,991

Scheduled Air Transportation (1.40%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$268,686	268,686	275,740	0.03%
N918DL, 8%, due 8/15/18 (6)	$369,976	369,976	379,440	0.05%
N954DL, 8%, due 3/20/19 (6)	$493,667	493,667	504,730	0.06%
N955DL, 8%, due 6/20/19 (6)	$513,363	513,363	524,620	0.06%
N956DL, 8%, due 5/20/19 (6)	$512,024	512,024	523,430	0.06%
N957DL, 8%, due 6/20/19 (6)	$517,853	517,853	529,210	0.06%
N959DL, 8%, due 7/20/19 (6)	$523,634	523,634	534,990	0.06%
N960DL, 8%, due 10/20/19 (6)	$545,211	545,211	556,410	0.07%
N961DL, 8%, due 8/20/19 (6)	$538,309	538,309	549,780	0.07%
N976DL, 8%, due 2/15/18 (6)	$373,436	373,436	383,520	0.05%
Aircraft Secured Mortgages - Aircraft Leased to United Airlines, Inc.
N510UA, 20%, due 10/26/16 (2)	$305,802	305,802	370,358	0.04%
N512UA, 20%, due 10/26/16 (2)	$311,984	311,984	380,048	0.05%
N536UA, 16%, due 9/29/14 (2)	$69,373	69,373	71,630	0.01%
N545UA, 16%, due 8/29/15 (2)	$214,325	214,325	233,415	0.03%
N585UA, 20%, due 10/25/16 (2)	$366,316	366,316	446,310	0.05%
N659UA, 12%, due 2/28/16 (6)	$2,439,123	2,439,123	2,635,667	0.31%
N661UA, 12%, due 5/4/16 (6)	$2,619,284	2,619,284	2,862,717	0.34%
Total Scheduled Air Transportation		10,982,366	11,762,015

Semiconductor and Other Electronic Component Manufacturing (1.64%)
Isola USA Corporation, Senior Secured Term Loan B, LIBOR + 8.25% (Q), 1% LIBOR
Floor, due 11/29/18	$14,492,188	14,285,320	14,854,492	1.76%
SunEdison, Inc., Senior Secured Letters of Credit, 3.75%, due 2/28/17 (12), (13)	$–	(1,031,717)	(1,031,717)	(0.12)%
Total Semiconductor and Other Electronic Component Manufacturing		13,253,603	13,822,775

Software Publishers (6.91%)
Acronis International GmbH, 1st Lien Term Loan, LIBOR + 9.5% (Q), 1% LIBOR Floor,
due 2/21/17 - Switzerland (10)	$13,628,929	13,363,718	13,676,630	1.62%
BlackLine Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 0.4% (Q)
Cash + 7.6% PIK, 1.5% LIBOR Floor, due 9/25/18	$12,818,762	12,050,059	12,440,609	1.48%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75% (Q), 1.25% LIBOR
Floor, due 10/10/19	$15,000,000	14,811,452	15,324,975	1.82%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR
Floor, due 5/17/19	$16,500,000	16,271,792	16,788,750	1.99%
Total Software Publishers		56,497,021	58,230,964

Specialty Hospitals (0.59%)
UBC Healthcare Analytics, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9% (Q),
1% LIBOR Floor, due 7/1/18	$4,933,947	4,909,278	4,958,617	0.59%

Support Activities for Mining (0.00%)
McDermott International, Inc., Bridge Facility Commitment	$-	-	-	-

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2014

Showing Percentage of Total Cash and Investments of the Company

	Principal			Percent of
	Amount or		Fair	Cash and
Investment	Shares	Cost	Value	Investments

Debt Investments (continued)
Textile Furnishings Mills (1.96%)
Lexmark Carpet Mills, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 10% (Q),
1% LIBOR Floor, due 9/30/18	$16,351,467	$15,942,680	$16,523,158	1.96%

Wired Telecommunications Carriers (1.83%)
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5% (Q), 1.25% LIBOR
Floor, due 2/22/20	$15,000,000	14,709,735	15,390,000	1.83%

Wireless Telecommunications Carriers (3.84%)
Alpheus Communications, LLC, Senior Secured 1st Lien Delayed Draw FILO Term
Loan, LIBOR + 6.92% (Q), 1% LIBOR Floor, due 5/31/18 (13)	$–	(11,183)	(7,874)	-
Alpheus Communications, LLC, Senior Secured 1st Lien FILO Term Loan, LIBOR +
6.92% (Q), 1% LIBOR Floor, due 5/31/18	$8,248,124	8,166,127	8,190,387	0.97%
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan,
LIBOR + 10.9% (Q), due 4/30/14 - (Canada) (10)	$3,037,292	2,933,872	3,067,665	0.36%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR
Floor, due 6/21/17	$19,461,356	18,587,291	21,115,572	2.51%
Total Wireless Telecommunications Carriers		29,676,107	32,365,750

Total Bank Debt		636,810,398	643,577,280

Other Corporate Debt Securities (16.51%)
Artificial Synthetic Fibers and Filaments Manufacturing (1.10%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16 (2), (5)	$9,268,000	7,586,317	9,268,000	1.10%

Beverage Manufacturing (1.00%)
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18 (5)	$7,780,000	7,780,000	8,441,300	1.00%

Data Processing, Hosting, and Related Services (0.90%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,098,916	6,960,435	7,560,346	0.90%

Fabricated Metal Product Manufacturing (1.31%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5), (7)	$12,500,000	12,322,875	11,000,000	1.31%

Lessors of Real Estate (1.60%)
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21 (5)	$13,084,000	12,922,359	13,476,520	1.60%

Nondepository Credit Intermediation (3.07%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 - (Cayman Islands) (5), (8), (10)	$10,000,000	9,829,350	10,850,000	1.29%
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18 (5), (10)	$15,084,000	15,084,000	15,084,000	1.78%
Total Nondepository Credit Intermediation		24,913,350	25,934,000

Plastics Products Manufacturing (1.72%)
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18 (5)	$13,600,000	13,600,000	14,478,995	1.72%

Retail (0.01%)
Shop Holding LLC, Convertible Promissory Note, 5%, due 8/5/15 (5)	$73,140	73,140	71,494	0.01%

Satellite Telecommunications (1.25%)
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19 (5), (7), (10)	$9,914,000	9,914,000	10,576,999	1.25%

Scientific Research and Development Services (2.14%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,200,000	16,536,295	18,060,000	2.14%

Specialty Hospitals (0.61%)
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17 (5)	$5,000,000	5,000,000	5,150,000	0.61%

Structured Note Funds (1.80%)
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%,
due 8/2/21 - (Cayman Islands) (5), (10)	$15,000,000	15,000,000	15,147,000	1.80%

Total Other Corporate Debt Securities		132,608,771	139,164,654

Total Debt Investments		769,419,169	782,741,934

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2014

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (3.91%)
Business Support Services (0.26%)
Findly Talent, LLC, Membership Units (3), (5)	708,229	$230,938	$162,185	0.02%
STG-Fairway Holdings, LLC, Class A Units (3), (5)	841,479	943,287	1,990,939	0.24%
Total Business Support Services		1,174,225	2,153,124

Communications Equipment Manufacturing (0.59%)
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units (2), (3), (5)	5,000,000	5,000,000	5,000,000	0.59%

Data Processing, Hosting, and Related Services (0.11%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	891,424	0.11%

Depository Credit Intermediation (0.06%)
Doral Financial Corporation, Common Stock - (Puerto Rico) (3), (12)	53,890	11,699,417	467,763	0.06%

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5), (11)	168,698	172,694	25,305	-

Full-Service Restaurants (0.00%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	-	-

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.00%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	-	7,397	-

Nonmetallic Mineral Mining and Quarrying (0.19%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	1,562,137	0.19%

Nonscheduled Air Transportation (0.17%)
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock (3), (5)	1,843	1,274,000	1,412,078	0.17%

Radio and Television Broadcasting (0.04%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	357,209	0.04%

Retail (0.06%)
Shop Holding, LLC, Class A Units (3), (5)	507,167	480,049	476,628	0.06%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	17,834	-
Total Electronic Shopping		480,049	494,462

Scheduled Air Transportation (1.11%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	795	94,231	123,930	0.01%
N918DL Trust Beneficial Interests (5), (6)	673	105,629	141,270	0.02%
N954DL Trust Beneficial Interests (5), (6)	636	126,797	69,190	0.01%
N955DL Trust Beneficial Interests (5), (6)	618	127,179	112,710	0.01%
N956DL Trust Beneficial Interests (5), (6)	623	118,190	108,290	0.01%
N957DL Trust Beneficial Interests (5), (6)	618	128,014	109,140	0.01%
N959DL Trust Beneficial Interests (5), (6)	614	128,843	109,990	0.01%
N960DL Trust Beneficial Interests (5), (6)	602	132,148	109,140	0.01%
N961DL Trust Beneficial Interests (5), (6)	610	131,332	103,700	0.01%
N976DL Trust Beneficial Interests (5), (6)	709	108,697	102,862	0.01%
Equipment Trusts - Aircraft Leased to United Airlines, Inc.
N510UA Trust Beneficial Interests (2), (5)	56	211,477	453,896	0.05%
N512UA Trust Beneficial Interests (2), (5)	56	206,766	446,071	0.05%
N536UA Trust Beneficial Interests (2), (5)	86	424,460	526,943	0.06%
N545UA Trust Beneficial Interests (2), (5)	71	371,557	632,959	0.08%
N585UA Trust Beneficial Interests (2), (5)	56	229,521	465,546	0.06%
United N659UA-767, LLC (N659UA) (5), (6)	439	2,197,988	2,950,833	0.35%
United N661UA-767, LLC (N661UA) (5), (6)	426	2,161,205	2,961,015	0.35%
Total Scheduled Air Transportation		7,004,034	9,527,485

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (0.09%)
KAGY Holding Company, Inc., Series A Preferred Stock (2), (3), (5)	9,778	1,091,200	721,467	0.09%

Semiconductor and Other Electronic Component Manufacturing (0.03%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	229,504	0.03%

Software Publishers (0.06%)
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock (3), (5)	1,232,731	522,678	530,074	0.06%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

March 31, 2014

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Wired Telecommunications Carriers (1.14%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,586,951	0.67%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	186,275	0.02%
V Telecom Investment S.C.A., Common Shares - (Luxembourg) (3), (4), (5), (10)	1,393	3,236,256	3,763,159	0.45%
Total Wired Telecommunications Carriers		11,690,060	9,536,385

Total Equity Securities		69,130,504	32,915,814

Total Investments		838,549,673	815,657,748

Cash and Cash Equivalents (3.22%)
Wells Fargo & Company, Overnight Repurchase Agreement, 0.03%,
Collateralized by Freddie Mac Note			$16,373,605	1.95%
Union Bank of California, Commercial Paper, 0.10%, due 4/1/14			6,000,000	0.71%
Cash Denominated in Foreign Currencies			121,879	0.01%
Cash Held on Account at Various Institutions			4,645,952	0.55%
Cash and Cash Equivalents			27,141,436

Total Cash and Investments (9)			$842,799,184	100.00%

Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(5)	Restricted security. (See Note 2)

(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(7)	Investment has been segregated to collateralize certain unfunded commitments.

(8)	$5,000,000 principal amount of this investment has been segregated to collateralize certain unfunded commitments.

(9)	All cash and investments, except those referenced in Notes 7 and 8 above, are pledged as collateral under the Revolving Facilities as described in Note 4 to the Consolidated Financial Statements.

(10)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(11)	Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(12)	Publicly traded company with a market capitalization greater than $250 million and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(13)	Negative balances relate to an unfunded commitment that was acquired and valued at a discount.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $110,386,498, and $66,876,929, respectively for the three months ended March 31, 2014. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2014 was $815,189,985, or 96.7% of total cash and investments of the Company.

Options and Swaps at March 31, 2014 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$8,605
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/17	$4,289,019	$(300,684)

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (92.05%)
Bank Debt (74.53%) (1)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services (1.03%)
Expert Global Solutions, LLC, Senior Secured 1st Lien Term Loan B, LIBOR + 7.25% (Q),
1.25% LIBOR Floor, due 4/3/18	$699,754	$701,280	$703,691	0.09%
Expert Global Solutions, LLC, Senior Secured 2nd Lien Term Loan, LIBOR + 11% (Q),
1.5% LIBOR Floor, due 10/3/18	$7,434,877	7,228,004	7,382,833	0.94%
Total Accounting, Tax Preparation, Bookkeeping, and Payroll Services		7,929,284	8,086,524

Advertising, Public Relations, and Related Services (2.12%)
Doubleplay III Limited, Senior Secured 1st Lien Facility A1 Term Loan, EURIBOR + 6.25% (Q),
1.25% EURIBOR Floor, due 3/18/18 - (United Kingdom) (4), (10)	$13,165,705	16,428,630	16,736,606	2.12%

Artificial Synthetic Fibers and Filaments Manufacturing (0.26%)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16 (2)	$2,056,927	2,056,927	2,056,927	0.26%

Business Support Services (1.89%)
STG-Fairway Acquisitions, Inc., Senior Secured 2nd Lien Term Loan,
LIBOR + 9.25% (Q), 1.25% LIBOR Floor, due 8/28/19	$14,643,455	13,944,123	14,929,002	1.89%

Chemical Manufacturing (2.20%)
Archroma, Senior Secured Lien Term Loan B, LIBOR + 8.25% (Q), 1.25% LIBOR Floor,
due 9/30/18	$17,456,250	17,107,125	17,401,699	2.20%

Communications Equipment Manufacturing (1.91%)
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625% (Q),
1.25% LIBOR Floor, due 12/11/18 (2)	$15,000,000	14,850,000	15,097,500	1.91%

Computer Equipment Manufacturing (1.15%)
ELO Touch Solutions, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 10.5% (Q),
1.5% LIBOR Floor, due 12/1/18	$10,000,000	9,666,672	9,100,000	1.15%

Converted Paper Products Manufacturing (0.45%)
Ranpak Corp., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q),
1.25% LIBOR Floor, due 4/23/20	$3,469,573	3,434,877	3,573,660	0.45%

Computer Systems Design and Related Services (5.40%)
Blue Coat Systems, Inc., Senior Secured 1st Lien Revolver Term Loan, LIBOR + 3.5% (Q),
1% LIBOR Floor, due 5/31/18	$4,500,000	3,540,000	4,060,800	0.51%
Blue Coat Systems, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.5% (Q),
1% LIBOR Floor, due 6/28/20	$15,000,000	14,878,125	15,300,000	1.94%
OnX Enterprise Solutions, Ltd., Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q),
due 9/3/18	$10,640,000	10,483,300	10,709,160	1.36%
OnX USA, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7% (Q), due 9/3/18	$5,320,000	5,244,790	5,354,580	0.68%
Websense, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 7.25% (Q), 1% LIBOR
Floor, due 12/27/20	$7,200,000	7,164,000	7,218,000	0.91%
Total Computer Systems Design and Related Services		41,310,215	42,642,540

Electric Power Generation, Transmission and Distribution (2.21%)
Panda Sherman Power, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 7.5% (Q),
1.5% LIBOR Floor, due 9/14/18	$11,070,172	10,932,474	11,402,277	1.44%
Panda Temple Power II, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q),
1.25% LIBOR Floor, due 4/3/19	$5,892,970	5,834,041	6,069,759	0.77%
Total Electric Power Generation, Transmission and Distribution		16,766,515	17,472,036

Electrical Equipment and Component Manufacturing (2.08%)
Palladium Energy, Inc., 1st Lien Senior Secured Term Loan, LIBOR + 9% (Q),
1% LIBOR Floor, due 12/26/17	$16,500,317	16,225,541	16,426,066	2.08%

Financial Investment Activities (0.49%)
Marsico Capital Management, Senior Secured 1st Lien Term Loan,
LIBOR + 5% (M), due 12/31/22 (11)	$10,637,623	13,394,183	3,882,732	0.49%

Freight Transportation Arrangement (0.48%)
Livingston International, Inc., 2nd Lien Term Loan, LIBOR + 7.75% (Q),
1.25% LIBOR Floor, due 4/18/20 (10)	$3,665,217	3,597,620	3,756,848	0.48%

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

TCP Capital Corp.

 Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
	Principal		Fair	Cash and
Investment	Amount	Cost	Value	Investments

Debt Investments (continued)
Radio and Television Broadcasting (3.09%)
SiTV, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 6% (Q) Cash + 4% PIK,
2% LIBOR Floor, due 8/3/16	$6,995,124	$6,648,634	$6,774,778	0.86%
The Tennis Channel, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 8.5% (Q), due 5/29/17	$17,589,459	17,134,705	17,615,843	2.23%
Total Radio and Television Broadcasting		23,783,339	24,390,621

Retail (2.29%)
Kenneth Cole Productions, Inc., Senior Secured 1st Lien FILO Term Loan,
LIBOR + 10.40% (M), 1% LIBOR Floor, due 9/25/17	$11,272,727	11,051,496	11,329,090	1.44%
Shopzilla, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.5% (Q), due 3/31/16	$6,710,057	6,525,027	6,683,216	0.85%
Total Retail		17,576,523	18,012,306

Scheduled Air Transportation (1.60%)
Aircraft Secured Mortgages - Aircraft Leased to Delta Air Lines, Inc.
N913DL, 8%, due 3/15/17 (6)	$289,048	289,048	296,820	0.04%
N918DL, 8%, due 8/15/18 (6)	$388,001	388,001	397,290	0.05%
N954DL, 8%, due 3/20/19 (6)	$514,375	514,375	524,620	0.07%
N955DL, 8%, due 6/20/19 (6)	$533,283	533,283	543,320	0.07%
N956DL, 8%, due 5/20/19 (6)	$532,275	532,275	542,640	0.07%
N957DL, 8%, due 6/20/19 (6)	$537,947	537,947	548,250	0.07%
N959DL, 8%, due 7/20/19 (6)	$543,573	543,573	553,520	0.07%
N960DL, 8%, due 10/20/19 (6)	$564,855	564,855	574,430	0.07%
N961DL, 8%, due 8/20/19 (6)	$558,427	558,427	568,310	0.07%
N976DL, 8%, due 2/15/18 (6)	$394,360	394,360	404,600	0.05%
Aircraft Secured Mortgages - Aircraft Leased to United Airlines, Inc.
N510UA, 20%, due 10/26/16 (2)	$328,848	328,848	404,605	0.05%
N512UA, 20%, due 10/26/16 (2)	$334,535	334,535	414,010	0.05%
N536UA, 16%, due 9/29/14 (2)	$108,845	108,845	114,000	0.01%
N545UA, 16%, due 8/29/15 (2)	$249,695	249,695	275,405	0.03%
N585UA, 20%, due 10/25/16 (2)	$392,794	392,794	486,115	0.06%
N659UA, 12%, due 2/28/16 (6)	$2,708,150	2,708,150	2,948,986	0.37%
N661UA, 12%, due 5/4/16 (6)	$2,880,186	2,880,186	3,171,026	0.40%
Total Scheduled Air Transportation		11,859,197	12,767,947

Semiconductor and Other Electronic Component Manufacturing (1.87%)
Isola USA Corporation, Senior Secured Term Loan B, LIBOR + 8.25% (Q), 1% LIBOR
Floor, due 11/29/18	$14,583,333	14,366,560	14,729,167	1.87%

Software Publishers (7.13%)
BlackLine Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 0.4% (Q)
Cash + 7.6% PIK, 1.5% LIBOR Floor, due 9/25/18	$12,579,747	11,811,044	12,183,485	1.56%
Coreone Technologies, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 3.75% (Q)
Cash + 5% PIK, 1% LIBOR Floor, due 9/4/18	$13,556,801	13,243,533	13,455,125	1.72%
Deltek, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 8.75% (Q), 1.25% LIBOR
Floor, due 10/10/19	$15,000,000	14,805,253	15,300,000	1.94%
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR
Floor, due 5/17/19	$15,000,000	14,748,486	15,112,500	1.91%
Total Software Publishers		54,608,316	56,051,110

Specialty Hospitals (0.70%)
UBC Healthcare Analytics, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9% (Q),
1% LIBOR Floor, due 7/1/18	$5,526,021	5,498,391	5,559,177	0.70%

Textile Furnishings Mills (2.08%)
Lexmark Carpet Mills, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 10% (Q),
1% LIBOR Floor, due 9/30/18	$16,351,467	15,942,680	16,392,346	2.08%

Wired Telecommunications Carriers (1.96%)
Integra Telecom Holdings, Inc., 2nd Lien Term Loan, LIBOR + 8.5% (Q), 1.25% LIBOR
Floor, due 2/22/20	$15,000,000	14,701,027	15,459,375	1.96%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

	Principal			Percent of
	Amount or		Fair	Cash and
Investment	Shares	Cost	Value	Investments

Debt Investments (continued)
Wireless Telecommunications Carriers (4.12%)
Alpheus Communications, LLC, Senior Secured 1st Lien Delayed Draw FILO Term
Loan, LIBOR + 6.92% (Q), 1% LIBOR Floor, due 5/31/18 (13)	$–	$(11,183)	$(8,437)	-
Alpheus Communications, LLC, Senior Secured 1st Lien FILO Term Loan, LIBOR +
6.92% (Q), 1% LIBOR Floor, due 5/31/18	$8,248,124	8,166,127	8,186,263	1.04%
Globalive Wireless Management Corp., Senior Secured 1st Lien Term Loan,
LIBOR + 10.9% (Q), due 4/30/14 - (Canada) (10)	$3,037,292	2,933,872	3,067,665	0.39%
Gogo, LLC, Senior Secured 1st Lien Term Loan, LIBOR + 9.75% (Q), 1.5% LIBOR
Floor, due 6/21/17	$19,587,428	18,707,700	21,252,360	2.69%
Total Wireless Telecommunications Carriers		29,796,516	32,497,851

Total Bank Debt		585,841,307	588,236,257

Other Corporate Debt Securities (17.52%)
Architectural, Engineering, and Related Services (1.01%)
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes,
6% Cash + 10% PIK, due 12/31/19 (2), (5)	$7,959,369	7,959,369	7,959,369	1.01%

Artificial Synthetic Fibers and Filaments Manufacturing (1.17%)
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16 (2), (5)	$9,268,000	7,586,317	9,268,000	1.17%

Beverage Manufacturing (1.04%)
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18 (5)	$7,780,000	7,780,000	8,207,900	1.04%

Data Processing, Hosting, and Related Services (0.97%)
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19 (5)	$7,098,916	6,960,435	7,631,335	0.97%

Fabricated Metal Product Manufacturing (1.38%)
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16 (5) , (7)	$12,500,000	12,322,875	10,875,000	1.38%

Metal Ore Mining (0.78%)
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18 - (Australia) (5)	$7,359,000	7,326,651	6,144,765	0.78%

Nondepository Credit Intermediation (3.25%)
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19 - (Cayman Islands) (5), (10)	$10,000,000	9,824,072	10,700,000	1.35%
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18 (5), (10)	$15,000,000	15,000,000	14,962,500	1.90%
Total Nondepository Credit Intermediation		24,824,072	25,662,500

Plastics Products Manufacturing (1.83%)
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18 (5)	$13,600,000	13,600,000	14,426,622	1.83%

Satellite Telecommunications (1.31%)
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19 (5), (8), (10)	$9,914,000	9,914,000	10,335,345	1.31%

Scientific Research and Development Services (2.23%)
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (5)	$17,200,000	16,536,295	17,630,000	2.23%

Specialty Hospitals (0.65%)
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17 (5)	$5,000,000	5,000,000	5,137,500	0.65%

Structured Note Funds (1.90%)
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%,
due 8/2/21 - (Cayman Islands) (5), (10)	$15,000,000	15,000,000	15,000,000	1.90%

Total Other Corporate Debt Securities		134,810,014	138,278,336

Total Debt Investments		720,651,321	726,514,593

Equity Securities (5.04%)
Architectural, Engineering, and Related Services (0.87%)
ESP Holdings, Inc., Cumulative Preferred 15% (2), (3), (5)	20,297	2,249,930	3,947,862	0.51%
ESP Holdings, Inc., Common Stock (2), (3), (5)	88,670	9,311,782	2,856,346	0.36%
Total Architectural, Engineering, and Related Services		11,561,712	6,804,208

Business Support Services (0.22%)
STG-Fairway Holdings, LLC, Class A Units (3), (5)	841,479	1,174,225	1,722,508	0.22%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)
Communications Equipment Manufacturing (0.64%)
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units (2), (3), (5)	5,000,000	$5,000,000	$5,000,000	0.64%

Data Processing, Hosting, and Related Services (0.13%)
Anacomp, Inc., Class A Common Stock (3), (5), (6)	1,255,527	26,711,048	1,004,422	0.13%

Depository Credit Intermediation (0.11%)
Doral Financial Corporation, Common Stock - (Puerto Rico) (3), (12)	53,890	11,699,417	843,913	0.11%

Financial Investment Activities (0.00%)
Marsico Holdings, LLC, Common Interest Units (3), (5), (11)	168,698	172,694	4,302	-

Full-Service Restaurants (0.00%)
RM Holdco, LLC, Membership Units (2), (3), (5)	13,161,000	2,010,777	-	-

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing (0.01%)
Precision Holdings, LLC, Class C Membership Interests (3), (5)	33	-	41,645	0.01%

Nonmetallic Mineral Mining and Quarrying (0.20%)
EPMC HoldCo, LLC, Membership Units (2), (5)	1,312,720	-	1,562,137	0.20%

Nonscheduled Air Transportation (0.16%)
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock (3), (5)	1,843	1,274,000	1,268,904	0.16%

Radio and Television Broadcasting (0.04%)
SiTV, Inc., Warrants to Purchase Common Stock (3), (5)	233,470	300,322	354,874	0.04%

Retail (0.07%)
Shop Holding, LLC, Class A Units (3), (5)	490,037	462,576	532,919	0.07%
Shop Holding, LLC, Warrants to Purchase Class A Units (3), (5)	326,691	-	38,258	-
Total Electronic Shopping		462,576	571,177

Scheduled Air Transportation (1.19%)
Equipment Trusts - Aircraft Leased to Delta Air Lines, Inc.
N913DL Trust Beneficial Interests (5), (6)	727	97,376	125,970	0.02%
N918DL Trust Beneficial Interests (5), (6)	623	109,938	142,970	0.02%
N954DL Trust Beneficial Interests (5), (6)	591	133,027	68,000	0.01%
N955DL Trust Beneficial Interests (5), (6)	576	133,868	113,560	0.01%
N956DL Trust Beneficial Interests (5), (6)	580	133,907	108,800	0.01%
N957DL Trust Beneficial Interests (5), (6)	576	134,785	109,650	0.01%
N959DL Trust Beneficial Interests (5), (6)	573	135,658	110,500	0.01%
N960DL Trust Beneficial Interests (5), (6)	563	139,173	109,650	0.01%
N961DL Trust Beneficial Interests (5), (6)	570	138,350	103,870	0.01%
N976DL Trust Beneficial Interests (5), (6)	654	113,413	103,033	0.01%
Equipment Trusts - Aircraft Leased to United Airlines, Inc.
N510UA Trust Beneficial Interests (2), (5)	54	197,409	465,625	0.06%
N512UA Trust Beneficial Interests (2), (5)	53	193,046	458,277	0.06%
N536UA Trust Beneficial Interests (2), (5)	81	396,289	656,766	0.08%
N545UA Trust Beneficial Interests (2), (5)	67	348,071	641,840	0.08%
N585UA Trust Beneficial Interests (2), (5)	53	214,737	571,706	0.07%
United N659UA-767, LLC (N659UA) (5), (6)	412	2,097,640	2,840,323	0.36%
United N661UA-767, LLC (N661UA) (5), (6)	400	2,066,062	2,852,677	0.36%
Total Scheduled Air Transportation		6,782,749	9,583,217

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing (0.08%)
KAGY Holding Company, Inc., Series A Preferred Stock (2), (3), (5)	9,778	1,091,200	662,134	0.08%

Semiconductor and Other Electronic Component Manufacturing (0.03%)
AIP/IS Holdings, LLC, Membership Units (3), (5)	352	-	229,504	0.03%

Software Publishers (0.07%)
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock (3), (5)	1,232,731	522,678	561,632	0.07%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

				Percent of
			Fair	Cash and
Investment	Shares	Cost	Value	Investments

Equity Securities (continued)

Wired Telecommunications Carriers (1.22%)
Integra Telecom, Inc., Common Stock (3), (5)	1,274,522	$8,433,884	$5,583,686	0.72%
Integra Telecom, Inc., Warrants (3), (5)	346,939	19,920	194,050	0.02%
V Telecom Investment S.C.A, Common Shares - (Luxembourg) (3), (4), (5), (10)	1,393	3,236,256	3,756,053	0.48%
Total Wired Telecommunications Carriers		11,690,060	9,533,789

Total Equity Securities		80,453,458	39,748,366

Total Investments		801,104,779	766,262,959

Cash and Cash Equivalents (2.91%)
Wells Fargo & Company, Overnight Repurchase Agreement, 0.09%,
Collateralized by Freddie Mac Note			$10,501,688	1.33%
Union Bank of California, Commercial Paper, 0.10%, due 1/2/14			8,499,976	1.07%
Cash Denominated in Foreign Currencies			121,389	0.02%
Cash Held on Account at Various Institutions			3,861,129	0.49%
Cash and Cash Equivalents			22,984,182

Total Cash and Investments (9)			$789,247,141	100.00%

 Notes to Statement of Investments:

(1)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(2)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(3)	Non-income producing security.

(4)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(5)	Restricted security. (See Note 2)

(6)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(7)	Investment has been segregated to collateralize certain unfunded commitments.

(8)	$2,000,000 principal amount of this investment has been segregated to collateralize certain unfunded commitments.

(9)	All cash and investments, except those referenced in Notes 7 and 8 above, are pledged as collateral under the Revolving Facilities as described in Note 4 to the Consolidated Financial Statements.

(10)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(11)	Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(12)	Publicly traded company with a market capitalization greater than $250 million and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(13)	Negative balances relate to an unfunded commitment that was acquired and valued at a discount.

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

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013

Investment income
Interest income:
Companies less than 5% owned	$18,140,743	$15,240,367
Companies 5% to 25% owned	1,336,864	893,512
Companies more than 25% owned	257,627	330,317
Dividend income:
Companies 5% to 25% owned	1,968,748	-
Other income:
Companies less than 5% owned	634,733	157,533
Companies 5% to 25% owned	121,039	101,103
Companies more than 25% owned	208,890	142,911
Total investment income	22,668,644	16,865,743

Operating expenses
Management and advisory fees	2,886,208	1,964,738
Interest expense	456,861	136,407
Amortization of deferred debt issuance costs	372,755	108,564
Administrative expenses	256,806	167,808
Legal fees, professional fees and due diligence expenses	204,156	139,052
Commitment fees	191,199	22,589
Director fees	85,712	71,809
Insurance expense	53,900	36,273
Custody fees	50,807	29,419
Other operating expenses	319,586	192,971
Total operating expenses	4,877,990	2,869,630

Net investment income	17,790,654	13,996,113

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(6,795,721)	517,658
Investments in companies 5% to 25% owned	375	-
Net realized gain (loss)	(6,795,346)	517,658

Net change in net unrealized appreciation/depreciation	11,975,364	1,837,731
Net realized and unrealized gain	5,180,018	2,355,389

Dividends on Series A preferred equity facility	(369,135)	(393,413)
Net change in accumulated dividends on Series A
preferred equity facility	10,495	16,011
Distributions of incentive allocation to the General Partner from:
Net investment income	(3,486,403)	(2,723,742)
Net change in reserve for incentive allocation	(1,036,004)	(471,078)

Net increase in net assets applicable to common shareholders resulting from operations	$18,089,625	$12,779,280

Basic and diluted earnings per common share	$0.50	$0.60
Basic and diluted weighted average common shares outstanding	36,199,917	21,477,628

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

			Paid in	Accumulated		Accumulated
	Common Stock		Capital	Net	Accumulated	Net	Non-
		Par	in Excess of	Investment	Net Realized	Unrealized	controlling	Total Net
	Shares	Amount	Par	Income	Losses	Depreciation	Interest	Assets

Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$-	$315,987,550

Issuance of common stock in public offering	14,720,000	14,720	224,548,170	-	-	-	-	224,562,890
Issuance of common stock from dividend reinvestment plan	2,288	2	37,414	-	-	-	-	37,416
Net investment income	-	-	-	54,330,262	-	-	-	54,330,262
Realized and unrealized gains (losses)	-	-	-	-	(47,384,746)	56,456,107	-	9,071,361
Dividends on Series A preferred equity facility	-	-	-	(1,494,552)	-	-	-	(1,494,552)
General Partner incentive allocation	-	-	-	(10,567,142)	(645,691)	-	(1,168,583)	(12,381,416)
Dividends paid to common shareholders	-	-	-	(40,502,256)	-	-	-	(40,502,256)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(977,624)	(276,396)	1,254,020	-	-	-
Balance at December 31, 2013	$36,199,916	$36,200	$667,842,020	$24,016,095	$(105,800,278)	$(35,314,199)	$(1,168,583)	$549,611,255

Issuance of common stock in public offering	-	-	-	-	-	-	-	-
Issuance of common stock from dividend reinvestment plan	104	-	1,717	-	-	-	-	1,717
Net investment income	-	-	-	17,790,654	-	-	-	17,790,654
Realized and unrealized gains (losses)	-	-	-	-	(6,795,346)	11,975,364	-	5,180,018
Dividends on Series A preferred equity facility	-	-	-	(358,640)	-	-	-	(358,640)
General Partner incentive allocation	-	-	-	(3,486,403)	-	-	(1,036,004)	(4,522,407)
Dividends paid to common shareholders	-	-	-	(13,031,970)	-	-	-	(13,031,970)
Balance at March 31, 2014	$36,200,020	$36,200	$667,843,737	$24,929,736	$(112,595,624)	$(23,338,835)	$(2,204,587)	$554,670,627

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013

Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$18,089,625	$12,779,280
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash (used in) provided by operating activities:
Net realized loss (gain)	6,795,346	(517,658)
Net change in unrealized appreciation/depreciation of investments	(11,974,865)	(1,880,949)
Dividends paid on Series A preferred equity facility	369,135	393,413
Net change in accumulated dividends on Series A preferred equity facility	(10,495)	(16,011)
Net change in reserve for incentive allocation	1,036,004	471,078
Accretion of original issue discount	(551,826)	(825,555)
Net accretion of market discount/premium	(178,840)	(81)
Interest and dividend income paid in kind	(1,084,557)	(253,156)
Amortization of deferred debt issuance costs	372,755	108,564
Changes in assets and liabilities:
Purchases of investment securities	(109,301,941)	(40,010,595)
Proceeds from sales, maturities and paydowns of investments	66,876,929	51,006,153
Increase in accrued interest income - companies less than 5% owned	(1,997,625)	(2,546,216)
Increase in accrued interest income - companies 5% to 25% owned	(264,538)	(4,073)
Decrease in accrued interest income - companies more than 25% owned	3,172	2,835
Decrease in receivable for investments sold	2,574,247	7,727,415
Increase in prepaid expenses and other assets	(430,355)	(433,296)
Decrease in payable for investments purchased	(13,192,340)	(21,657,527)
Decrease in payable to the Investment Manager	(657,479)	(3,651)
Increase (decrease) in interest payable	(98,929)	31,937
Increase in incentive allocation payable	167,503	2,723,742
Decrease in accrued expenses and other liabilities	(220,304)	(986,661)
Net cash (used in) provided by operating activities	(43,679,378)	6,108,988

Financing activities
Proceeds from draws on credit facilities	114,000,000	6,000,000
Principal repayments on credit facilities	(52,000,000)	(10,000,000)
Payments of debt issuance costs	(763,980)	-
Dividends paid on Series A preferred equity facility	(369,135)	(393,413)
Dividends paid to common shareholders	(13,031,970)	(8,591,051)
Proceeds from shares issued in connection with dividend reinvestment plan	1,717	17,615
Net cash provided by (used in) financing activities	47,836,632	(12,966,849)

Net increase (decrease) in cash and cash equivalents	4,157,254	(6,857,861)
Cash and cash equivalents at beginning of period	22,984,182	18,035,189
Cash and cash equivalents at end of period	$27,141,436	$11,177,328

Supplemental cash flow information
Interest payments	$235,336	$104,470
Excise tax payments	-	969,946

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

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

Investment operations are conducted in Special Value Continuation Partners, LP, a Delaware limited partnership (the “Partnership”), of which the Company owns 100% of the common limited partner interests, or in one of the Partnership’s wholly owned subsidiaries, TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”) and TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”). The Partnership has also elected to be treated as a BDC under the 1940 Act. The SBIC was organized in June 2013, and on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, the Partnership, TCPC Funding and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Partnership, TCPC Funding, and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes.

The general partner of the Partnership is SVOF/MM, LLC, which also serves as the administrator of the Company and the Partnership (the “Administrator” or the “General Partner”). The managing member of the General Partner is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the Investment Manager to the Company, the Partnership, TCPC Funding, and the SBIC. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

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

March 31, 2014

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

Investment Valuation

The Company’s investments are generally held by the Partnership, TCPC Funding, or the SBIC. Management values investments at fair value based upon the principles and methods of valuation set forth in policies adopted by the Partnership’s Board of Directors and in conformity with procedures set forth in the Revolving Facilities and the statement of preferences for the Preferred Interests, as defined in Note 4, below. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

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

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2014 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$317,003,161	Market rate approach	Market yields	3.8% - 16.5% (10.9%)
	238,578,988	Market quotations	Indicative bid/ask quotes	1 - 3 (2)
	15,792,158	Market comparable companies	Revenue multiples	0.4x (0.4x)
	2,056,927	Market comparable companies	EBITDA multiples	7.8x (7.8x)
Other Corporate Debt	71,494	Market rate approach	Market yields	16.3% (16.3%)
	54,707,520	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	16,828,346	Market comparable companies	EBITDA multiples	7.8x - 10.0x (8.8x)
Equity	9,527,486	Market rate approach	Market yields	13.0% - 18.0% (13.6%)
	3,587,881	Market quotations	Indicative bid/ask quotes	1 - 1 (1)
	891,424	Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
	18,441,260	Market comparable companies	EBITDA multiples	4.0x – 6.6x (5.8x)

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

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

At March 31, 2014, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$467,763
2	Other observable market inputs *	70,146,046	67,557,294	-
3	Independent third-party pricing sources that employ significant unobservable inputs	573,872,294	64,047,014	29,595,404
3	Investment Manager valuations with significant unobservable inputs	(441,060)	7,560,346	2,852,647
Total		$643,577,280	$139,164,654	$32,915,814

* For example, quoted prices in inactive markets or quotes for comparable investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	4,633,345	833,673	(1,034,764)
Acquisitions	98,772,793	13,080,946	894,302
Dispositions	(30,758,320)	(14,077,239)	(6,330,880)
Transfers out of Level 3 *	(14,729,167)	-	-
Transfers into Level 3 †	-	10,875,000	-
Ending balance	$573,872,294	$64,047,014	$29,595,404

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,296,423	$862,015	$325,048

*  Comprised of one investment that transferred to Level 2 due to increased observable market activity.

†  Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized gains (losses)	(1,860)	(70,989)	(188,519)
Acquisitions	-	-	230,938
Dispositions	(4,500,000)	-	(27,479)
Ending balance	$(441,060)‡	$7,560,346	$2,852,647

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,860)	$(70,989)	$(215,999)

‡ Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

There were no transfers between Level 1 and 2 during the three months ended March 31, 2014.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

At March 31, 2013, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$759,522
2	Other observable market inputs *	111,560,238	61,901,366	-
3	Independent third-party pricing sources that employ significant unobservable inputs	275,074,150	17,509,840	34,225,001
3	Investment Manager valuations with significant unobservable inputs	-	7,552,970	1,411,858
Total		$386,634,388	$86,964,176	$36,396,381

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the three months ended March 31, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(2,705,665)	332,962	1,418,164
Acquisitions	15,489,607	5,241	778,020
Dispositions	(38,401,835)	-	(646,553)
Transfers out of Level 3 †	(58,651,283)	-	-
Ending balance	$275,074,150	$17,509,840	$34,225,001

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,074,858)	$332,962	$1,418,164

† Comprised of eight investments that transferred to Level 2 due to increased observable market activity.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	350,718	(12,906)
Acquisitions	-	34,794	-
Ending balance	$-	$7,552,970	$1,411,858

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$350,718	$(12,906)

There were no transfers between Level 1 and 2 during the three months ended March 31, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 2.7% and 2.7% of total investments at March 31, 2014 and December 31, 2013, respectively. Such positions were converted at the respective closing rate in effect at March 31, 2014 and December 31, 2013 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investing in U.S. companies and securities of the U.S. government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transaction clearance and settlement practices, and potential future adverse political and economic developments. Moreover, investments in foreign companies and securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. government.

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

The Partnership did not enter into any new derivative transactions during the three months ended March 31, 2014. At March 31, 2014, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the three months ended March 31, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$30,499
Interest rate cap	$-	$(5,534)

The Partnership did not enter into any new derivative transactions during the three months ended March 31, 2013. At March 31, 2013, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the three months ended March 31, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$169,983

Valuations of derivatives held at March 31, 2014 and March 31, 2013 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Costs of approximately $3.5 million were incurred during 2006 in connection with placing the Partnership’s revolving credit facility (see Note 4). Additional costs of approximately $1.5 million were incurred during 2013 in connection with the extension of the facility. These costs were deferred and are being amortized on a straight-line basis over the estimated remaining life of the facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company or the Partnership.

Costs of approximately $1.6 million were incurred during 2013 in connection with placing TCPC Funding’s revolving credit facility (see Note 4). Additional costs of approximately $0.8 million were incurred in 2014 in connection with the extension of the facility . These costs were deferred and are being amortized on a straight-line basis over three years, the estimated life of that facility. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company or the Partnership.

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes , the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of March 31, 2014, all tax years of the Company, the Partnership, TCPC Funding and the SBIC since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

2. Summary of Significant Accounting Policies (continued)

During the three months ended March 31, 2014, the Company did not pay any excise taxes. During the three months ended March 31, 2013 the Company paid $969,946 in excise taxes related to income earned in 2012.

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at March 31, 2014 were as follows:

Unrealized appreciation	$34,662,507
Unrealized depreciation	(57,898,261)
Net unrealized depreciation	(23,235,754)

Cost	$838,601,423

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At March 31, 2014, the General Partner’s equity interest in the Partnership was comprised entirely of the reserve amount and is reported as a non-controlling interest in the consolidated financial statements of the Company.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

4. Leverage

At March 31, 2014 and December 31, 2013, leverage was comprised of amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”) as well as amounts outstanding under a preferred leverage facility issued by the Partnership (the “Preferred Interests”), as follows:

	March 31, 2014	December 31, 2013
Partnership Facility	$82,000,000	$45,000,000
TCPC Funding Facility	75,000,000	50,000,000
Total Debt	$157,000,000	$95,000,000

Preferred Interests	134,000,000	134,000,000
Total Leverage	$291,000,000	$229,000,000

The combined weighted-average interest and dividend rates on total amounts outstanding under the leverage facilities at March 31, 2014 and December 31, 2013 were 1.35% and 1.38%, respectively.

Amounts outstanding under the Revolving Facilities are carried at cost in the Statement of Assets and Liabilities. As of March 31, 2014, the estimated fair value of the TCPC Funding Facility approximated its carrying value, and the Partnership Facility had an estimated fair value of $81,286,654. The estimated fair values of the Revolving Facilities are determined by discounting projected remaining payments using market interest rates for our borrowings and entities with similar credit risks at the measurement date. At March 31, 2014, the Revolving Facilities would be deemed to be Level 3 in the GAAP valuation hierarchy.

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. The Partnership Facility matures on July 31, 2016. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bear interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility will bear interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of March 31, 2014, the Partnership was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

4. Leverage (continued)

TCPC Funding Facility

The TCPC Funding Facility, issued on May 15, 2013, provides for amounts to be drawn up to $150 million, subject to certain collateral and other restrictions. The TCPC Funding Facility matures on May 15, 2017, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility up to $200 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

As of March 31, 2014, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.50% per annum. In connection with the extension and expansion of the facility on February 21, 2014, the interest rate was reduced to a rate of LIBOR plus 2.50% effective March 15, 2014.  In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of March 31, 2014, TCPC Funding was in full compliance with such covenants.

Preferred Equity

At March 31, 2014, the Preferred Interests were comprised of 6,700 Series A preferred limited partner interests issued and outstanding with a liquidation preference of $20,000 per interest. The Preferred Interests accrue dividends at an annual rate equal to 0.85% plus either LIBOR or the interestholder’s cost of funds (subject to a cap of LIBOR plus 20 basis points). The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of March 31, 2014, the Partnership was in full compliance with such requirements.

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk

The Partnership, TCPC Funding and the SBIC conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company, the Partnership, TCPC Funding and the SBIC to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company, the Partnership, TCPC Funding and the SBIC enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

5. Commitments, Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

The Consolidated Statement of Investments includes certain revolving loan facilities and other loan commitments held by the Partnership with aggregate unfunded balances of $36,361,742 at March 31, 2014. The Company has also provided a $20,861,473 guarantee on a bridge facility, which the Company believes is unlikely to be funded.

6. Related Parties

The Company, the Partnership, TCPC Funding, the SBIC, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2014, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership. At March 31, 2014, amounts reimbursable to the Investment Manager totaled $463,629, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership. For the three months ended March 31, 2014, expenses allocated pursuant to the Administration Agreements totaled $256,806. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2014.

	Shares Issued	Price Per Share	Net Proceeds
Shares issued from dividend reinvestment plan	104	$16.55	$1,717

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the three months ended March 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	$0.36	$13,031,970
				$13,031,970

The following table summarizes the Company’s dividends declared for the three months ended March 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
					$8,591,051

* Includes a special dividend of $0.05.

8. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net increase in net assets applicable to common shareholders resulting from operations	$18,089,625	$12,779,280
Weighted average shares outstanding	36,199,917	21,477,628
Earnings per share	$0.50	$0.60

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

9. Subsequent Events

On April 22, 2014, the SBIC received a license from the SBA to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

On May 8, 2014, the Company’s board of directors declared a regular second quarter cash dividend of $0.36 per share and a $0.05 per share special dividend. Both dividends are payable on June 30, 2014 to stockholders of record as of the close of business on June 18, 2014.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

10. Financial Highlights

	Three Months Ended
	March 31, 2014	March 31, 2013

Per Common Share
Per share NAV at beginning of period (1)	$15.18	$14.71

Investment operations:
Net investment income	0.49	0.65
Net realized and unrealized gain	0.14	0.11
Dividends on Series A preferred equity facility	(0.01)	(0.01)
Incentive allocation reserve and distributions	(0.12)	(0.15)
Total from investment operations	0.50	0.60

Distributions to common shareholders from:
Net investment income	(0.36)	(0.40)
Per share NAV at end of period	$15.32	$14.91

Per share market price at end of period	$16.55	$15.96

Total return based on market value (1), (2)	0.8%	11.0%
Total return based on net asset value (1), (2)	3.3%	4.1%

Shares outstanding at end of period	36,200,020	21,478,732

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2014

10. Financial Highlights (continued)

	Three Months Ended
	2014	2013

Ratios to average common equity: (3)
Net investment income (4)	12.4%	16.8%
Expenses	3.6%	3.6%
Expenses and incentive allocation (6)	4.2%	4.4%

Ending common shareholder equity	$554,670,627	$320,635,079
Portfolio turnover rate	8.7%	7.8%
Weighted-average debt outstanding	$98,266,667	$73,355,556
Weighted-average interest rate on debt	1.9%	0.8%
Weighted-average number of common shares	36,199,917	21,477,640
Average debt per share	$2.71	$3.42

(1)	Not annualized.
(2)	Total return based on market value equals the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.
(3)	Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized, except for incentive allocation.
(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.
(6)	Net of incentive allocation.
(7)	Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Three Months Ended March 31, 2014

Security	Acquisitions	Dispositions (2)	Dividends or Interest (3)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$-	$316,578
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	-	-
Anacomp, Inc., Class A Common Stock	-	-	-
EPMC HoldCo, LLC, Membership Units	-	-	-
ESP Holdings, Inc., Cumulative Preferred 15%	-	(2,489,100)	1,968,748
ESP Holdings, Inc., Common Stock	-	(2,955,297)	289,315
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	-	(7,959,369)	205,175
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	-	(37,500)	332,896
KAGY Holding Company, Inc., Series A Preferred Stock	-	-	-
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(23,046)	15,999
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(22,551)	16,292
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	-	(39,471)	3,551
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	-	(35,371)	9,269
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	-	(26,478)	19,115
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	-	(269,027)	78,303
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	-	(260,901)	81,466
N510UA Equipment Trust Beneficial Interests	23,046	(8,978)	20,872
N512UA Equipment Trust Beneficial Interests	22,551	(8,831)	20,723
N536UA Equipment Trust Beneficial Interests	39,471	(11,300)	29,930
N545UA Equipment Trust Beneficial Interests	35,371	(11,884)	26,412
N585UA Equipment Trust Beneficial Interests	26,478	(11,694)	23,102
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	-	(20,362)	5,573
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	-	(18,025)	7,576
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	-	(20,708)	10,099
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(19,920)	10,485
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	-	(20,251)	10,462
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(20,094)	10,576
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	-	(19,938)	10,690
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	-	(19,644)	11,119
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	-	(20,119)	10,986
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	-	(20,924)	7,674
N913DL Equipment Trust Beneficial Interests	20,362	(23,508)	3,996
N918DL Equipment Trust Beneficial Interests	18,025	(22,334)	3,175
N954DL Equipment Trust Beneficial Interests	20,708	(26,938)	2,896
N955DL Equipment Trust Beneficial Interests	19,920	(26,609)	2,687
N956DL Equipment Trust Beneficial Interests	20,251	(35,968)	(6,301)
N957DL Equipment Trust Beneficial Interests	20,094	(26,864)	2,634
N959DL Equipment Trust Beneficial Interests	19,938	(26,754)	2,579
N960DL Equipment Trust Beneficial Interests	19,644	(26,669)	2,366
N961DL Equipment Trust Beneficial Interests	20,119	(27,137)	2,424
N976DL Equipment Trust Beneficial Interests	20,924	(25,640)	2,776
RM Holdco, LLC, Membership Units	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	-	14,461
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	68,263	(47,493)	100,987
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	262,284	-	332,454
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	85,754	-	108,422
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	54,984	-	69,456
United N659UA-767, LLC (N659UA)	269,027	(168,678)	92,624
United N661UA-767, LLC (N661UA)	260,901	(165,758)	97,034
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	-	-

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.
(3)	Also includes fee and lease income as applicable.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2013

Security	Acquisitions	Dispositions (2)	Dividends or Interest (3)

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$2,056,927	$-	$128,215
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	7,586,317	-	640,007
Anacomp, Inc., Class A Common Stock	-	-	-
EPMC HoldCo, LLC, Membership Units	-	(1,481,930)	-
ESP Holdings, Inc., Cumulative Preferred 15%	-	-	-
ESP Holdings, Inc., Common Stock	-	-	32,627
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	749,529	-	1,199,575
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	14,850,000	-	83,281
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	-	(15,759,750)	443,715
KAGY Holding Company, Inc., Series A Preferred Stock	8,096,057	(1,644)	-
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(81,562)	74,646
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(79,808)	75,593
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	-	(143,097)	29,100
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	-	(128,230)	50,422
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	-	(93,707)	88,705
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	-	(999,280)	390,117
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	-	(969,098)	401,041
N510UA Equipment Trust Beneficial Interests	81,562	(35,912)	72,866
N512UA Equipment Trust Beneficial Interests	79,808	(35,323)	72,497
N536UA Equipment Trust Beneficial Interests	143,097	(45,201)	104,929
N545UA Equipment Trust Beneficial Interests	128,359	(47,536)	92,525
N585UA Equipment Trust Beneficial Interests	93,707	(46,776)	80,203
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	-	(77,509)	26,248
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	-	(68,612)	33,806
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	-	(78,825)	44,415
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(75,824)	45,803
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	-	(77,085)	45,775
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(76,487)	46,204
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	-	(75,896)	46,629
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	-	(74,776)	48,285
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	-	(76,582)	47,846
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	-	(79,647)	34,759
N913DL Equipment Trust Beneficial Interests	77,509	(94,032)	12,045
N918DL Equipment Trust Beneficial Interests	68,612	(89,338)	9,213
N954DL Equipment Trust Beneficial Interests	78,825	(107,751)	7,578
N955DL Equipment Trust Beneficial Interests	75,824	(106,437)	6,891
N956DL Equipment Trust Beneficial Interests	77,085	(107,904)	6,845
N957DL Equipment Trust Beneficial Interests	76,487	(107,457)	6,648
N959DL Equipment Trust Beneficial Interests	75,896	(107,015)	6,456
N960DL Equipment Trust Beneficial Interests	74,776	(106,678)	5,662
N961DL Equipment Trust Beneficial Interests	76,582	(108,546)	5,805
N967DL Equipment Trust Beneficial Interests	79,647	(102,560)	7,056
RM Holdco, LLC, Membership Units	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	57,991	-	57,992
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	16,974	(149,183)	413,430
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	567,205	-	1,258,016
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	186,901	-	410,004
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	1,339,883	-	182,711
United N659UA-767, LLC (N659UA)	999,280	(674,714)	316,842
United N661UA-767, LLC (N661UA)	969,098	(663,034)	313,627
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	5,000,000	-	-

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.
(3)	Also includes fee and lease income as applicable.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

March 31, 2014

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holdings, LLC, Convertible Promissory Note, 5%, due 8/5/15	2/5/14
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17	6/6/13

December 31, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17	6/6/13

TCP Capital Corp

Consolidating Statement of Assets and Liabilities

March 31, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments:
Companies less than 5% owned	$-	$744,016,378	$-	$744,016,378
Companies 5% to 25% owned	-	53,487,621	-	53,487,621
Companies more than 25% owned	-	18,153,749	-	18,153,749
Investment in subsidiary	555,836,984	-	(555,836,984)	-
Total investments	555,836,984	815,657,748	(555,836,984)	815,657,748

Cash and cash equivalents	-	27,141,436	-	27,141,436
Accrued interest income	-	8,998,096	-	8,998,096
Deferred debt issuance costs	-	3,360,310	-	3,360,310
Receivable for investments sold	-	1,031,717	-	1,031,717
Interest rate cap option	-	8,605	-	8,605
Receivable from subsidiary	98,697	-	(98,697)	-
Prepaid expenses and other assets	12,545	1,171,578	-	1,184,123
Total assets	555,948,226	857,369,490	(555,935,681)	857,382,035

Liabilities
Debt	-	157,000,000	-	157,000,000
Incentive allocation payable	-	3,486,403	-	3,486,403
Payable for investment securities purchased	-	1,514,602	-	1,514,602
Payable to the Investment Manager	319,323	144,306	-	463,629
Interest payable	-	332,040	-	332,040
Unrealized depreciation on swaps	-	300,684	-	300,684
Payable to Parent	-	98,697	(98,697)	-
Accrued expenses and other liabilities	958,276	1,957,430	-	2,915,706
Total liabilities	1,277,599	164,834,162	(98,697)	166,013,064

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	493,757	-	493,757
Total preferred limited partner interests	-	134,493,757	-	134,493,757

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-	2,204,587	2,204,587

Net assets	$554,670,627	$558,041,571	$(558,041,571)	$554,670,627

Composition of net assets
Common stock	$36,200	$-	$-	$36,200
Additional paid-in capital	667,843,737	666,530,318	(666,530,318)	667,843,737
Accumulated deficit	(113,209,310)	(108,488,747)	110,693,334	(111,004,723)
Non-controlling interest	-	-	(2,204,587)	(2,204,587)
Net assets	$554,670,627	$558,041,571	$(558,041,571)	$554,670,627

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

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Three Months Ended March 31, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$18,140,743	$-	$18,140,743
Companies 5% to 25% owned	-	1,336,864	-	1,336,864
Companies more than 25% owned	-	257,627	-	257,627
Dividend income:
Companies 5% to 25% owned	-	1,968,748	-	1,968,748
Other income:
Companies less than 5% owned	-	634,733	-	634,733
Companies 5% to 25% owned	-	121,039	-	121,039
Companies more than 25% owned	-	208,890	-	208,890
Total interest and related investment income	-	22,668,644	-	22,668,644

Operating expenses
Management and advisory fees	-	2,886,208	-	2,886,208
Interest expense	-	456,861	-	456,861
Amortization of deferred debt issuance costs	-	372,755	-	372,755
Administration expenses	-	256,806	-	256,806
Legal fees, professional fees and due diligence expenses	86,396	117,760	-	204,156
Commitment fees	-	191,199	-	191,199
Director fees	28,689	57,023	-	85,712
Insurance expense	17,948	35,952	-	53,900
Custody fees	875	49,932	-	50,807
Other operating expenses	303,605	15,981	-	319,586
Total expenses	437,513	4,440,477	-	4,877,990

Net investment income (loss)	(437,513)	18,228,167	-	17,790,654

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	-	(6,795,721)	-	(6,795,721)
Investments in companies 5% to 25% owned	-	375	-	375
Net realized loss	-	(6,795,346)	-	(6,795,346)
Net change in unrealized appreciation/depreciation	-	11,975,364	-	11,975,364
Net realized and unrealized gain	-	5,180,018	-	5,180,018

Interest in earnings of subsidiary	18,527,138	-	(18,527,138)	-
Dividends paid on Series A preferred equity facility	-	(369,135)	-	(369,135)
Net change in accumulated dividends on Series A preferred equity facility	-	10,495	-	10,495
Distributions of incentive allocation to the General Partner from net investment income	-	-	(3,486,403)	(3,486,403)
Distributions of incentive allocation to the General Partner from net realized gains	-	-	-	-
Net change in reserve for incentive allocation	-	-	(1,036,004)	(1,036,004)

Net increase in net assets resulting from operations	$18,089,625	$23,049,545	$(23,049,545)	$18,089,625

TCP Capital Corp.

Consolidating Statement of Operations

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

Overview

The Holding Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Holding Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Investment operations are conducted either in Special Value Continuation Partners, LP, a Delaware Limited Partnership (the “Operating Company”), of which the Holding Company owns 100% of the common limited partner interests, or in one of the Operating Company’s wholly-owned subsidiaries, TCPC Funding I, LLC (“TCPC Funding”) and TCPC SBIC, LP (the “SBIC”). The Operating Company has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Operating Company is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of the Holding Company and the Operating Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Holding Company, the Operating Company, TCPC Funding, and the SBIC. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Holding Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Holding Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Operating Company, TCPC Funding, and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes.

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “Operating Company Facility”), $150 million in available debt under a senior secured revolving credit facility issued by TCPC Funding, (the “TCPC Funding Facility,” and, together with the Operating Company Facility, the “Revolving Facilities”), and $134 million of outstanding preferred limited partner interests in the Operating Company (the “Preferred Interests,” and, together with the Revolving Facilities, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2014, 88.3% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with SVOF/MM, LLC (the “Administrator”) provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and the Holding Company’s common stockholders indirectly bear all of the costs and expenses of the Holding Company, the Operating Company, TCPC Funding and the SBIC), which may include those relating to:

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

Additionally, the investment management agreement and the Amended and Restated Limited Partnership Agreement provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. The incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013, with each component being subject to a total return requirement of 8% of contributed common equity annually. The incentive compensation is payable to the General Partner by the Operating Company pursuant to the Amended and Restated Limited Partnership Agreement. If the Operating Company is terminated or for any other reason incentive compensation is not paid by the Operating Company, it would be paid pursuant to the investment management agreement between us and the Advisor. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

 As of March 31, 2014, 0.1% of our investments were categorized as Level 1, 16.9% were categorized as Level 2, 81.8% were Level 3 investments valued based on valuations by independent third party sources, and 1.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2014, we invested approximately $110.4 million across 8 new and 3 existing portfolio companies. Of these investments, 99% were in senior secured debt comprised of senior loans ($97.1 million, or 88% of the total) and senior secured notes ($13.0 million, or 11% of the total). The remaining $0.3 million (1% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $66.9 million in proceeds from sales or repayments of investments during the three months ended March 31, 2014.

At March 31, 2014, our investment portfolio of $815.7 million (at fair value) consisted of 70 portfolio companies and was invested 96% in debt investments, of which 99% was in senior secured debt and 1% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 77% in senior secured loans, 18% in senior secured notes, 1% in unsecured or subordinated debt, and 4% in equity investments. Our average portfolio company investment at fair value was approximately $11.7 million. Our largest portfolio company investment by value was approximately $29.9 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at March 31, 2014. At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013.

The industry composition of our portfolio at fair value at March 31, 2014 was as follows:

Percent of Total
Industry	Investments
Computer Systems Design and Related Services	10.1%
Software Publishers	7.2%
Wireless Telecommunications	4.0%
Newspaper, Periodical, Book, and Directory Publishers	3.8%
Nondepository Credit Intermediation	3.2%
Radio and Television Broadcasting	3.1%
Wired Telecommunications Carriers	3.1%
Scheduled Air Transportation	2.6%
Communications Equipment Manufacturing	2.5%
Nonscheduled Air Transportation	2.4%
Retail	2.2%
Advertising, Public Relations, and Related Services	2.2%
Scientific Research and Development Services	2.2%
Chemical Manufacturing	2.1%
Electric Power Generation, Transmission and Distribution	2.1%
Business Support Services	2.1%
Electrical Equipment and Component Manufacturing	2.1%
Activities Related to Real Estate	2.0%
Textile Furnishings Mills	2.0%
Professional, Scientific, and Technical Services	2.0%
Full-Service Restaurants	1.9%
Oil and Gas Extraction	1.9%
Motion Picture and Video Industries	1.9%
Structured Note Funds	1.9%
Basic Chemical Manufacturing	1.8%
Grocery Stores	1.8%
Plastics Products Manufacturing	1.8%
Other Telecommunications	1.7%
Semiconductor and Other Electronic Component Manufacturing	1.7%
Gaming Industries	1.7%
Lessors of Real Estate	1.7%
Insurance Carriers	1.4%
Artificial Synthetic Fibers and Filaments Manufacturing	1.4%
Fabricated Metal Product Manufacturing	1.3%
Satellite Telecommunications	1.3%
Nonresidential Building Construction	1.2%
Specialty Hospitals	1.2%
Merchant Wholesalers	1.1%
Computer Equipment Manufacturing	1.1%
Data Processing, Hosting, and Related Services	1.0%
Beverage Manufacturing	1.0%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.0%
Other	4.2%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.8% at March 31, 2014 and 10.9% at December 31, 2013. The weighted average effective yields on our senior debt and other debt investments were 10.7% and 4.1%, respectively, at March 31, 2014, versus 10.9% and 13.1% at December 31, 2013.

At March 31, 2014, 73.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 26.6% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.5% at March 31, 2014. At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, and 28.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1% at December 31, 2013.

Results of operations

Investment income

Investment income totaled $22.7 million and $16.9 million, respectively, for the three months ended March 31, 2014 and 2013, of which $19.7 million and $16.5 million were attributable to interest and fees on our debt investments, $2.0 million and $0.0 million to dividends from equity securities, and $1.0 million and $0.4 million to other income, respectively. The increase in investment income in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and an increase in dividend income and other income.

Expenses

Total operating expenses for the three months ended March 31, 2014 and 2013 were $4.9 million and $2.9 million respectively, comprised of $2.9 million and $2.0 million in base management fees, $0.2 million and $0.1 million in legal and professional fees, $0.6 million and $0.2 million in interest expense and fees related to the Revolving Facilities, $0.4 million and $0.1 million in amortization of debt issuance costs, and $0.8 million and $0.5 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt.

Net investment income

Net investment income was $17.8 million and $14.0 million respectively, for the three months ended March 31, 2014 and 2013. The increase in in net investment income in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily reflects the increased interest and dividend income in the three months ended March 31, 2014, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended March 31, 2014 and 2013 were $(6.8) million and $0.5 million respectively. The net realized loss during the three months ended March 31, 2014 was due primarily to the disposition of our investment in ESP Holdings, Inc., an investment made prior to our initial public offering as part of our legacy distressed strategy. For the three months ended March 31, 2014 and 2013, the change in net unrealized appreciation was $12.0 million and $1.8 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at yearend as such amounts are known. There was no U.S. federal excise tax recorded during the three months ended March 31, 2014 and 2013.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the three months ended March 31, 2014 and 2013 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended March 31, 2014 and 2013 was $3.5 million and $2.7 million, respectively. Incentive compensation for the three months ended March 31, 2014 and 2013 was distributable due to our performance exceeding the total return threshold. The change in reserve for incentive compensation to the General Partner for the three months ended March 31, 2014 and 2013 was $1.0 million and $0.5 million, respectively. The change in reserve for incentive compensation for the three months ended March 31, 2014 and 2013 reflects the increase in the amount in excess of distributable incentive compensation which would have been earned by the General Partner had we liquidated at net asset value at March 31, 2014 and 2013, respectively.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $18.1 million and $12.8 million for the three months ended March 31, 2014 and 2013, respectively. The higher net increase in net assets resulting from operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily reflects the increase in net investment income and the increase in net realized and unrealized gains.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through the initial private placement of common shares of Special Value Continuation Fund, LLC (the predecessor entity) which were subsequently converted to common stock of the Holding Company, the net proceeds from the initial and secondary public offerings of our common stock, draws on our Leverage Program, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

On May 17, 2013, the Leverage Program was expanded with the issuance of the TCPC Funding Facility. This facility is a senior secured revolving credit facility, pursuant to which amounts may be drawn up to $150 million subject to certain collateral and other restrictions. The facility is expandable to $200 million subject to the consent of the lender and other customary conditions.

Amounts outstanding and available under the combined Leverage Program at March 31, 2014 were as follows:

	Rate *	Outstanding	Available	Total Facility
Operating Company Facility	L+44	$82,000,000	$34,000,000	$116,000,000
TCPC Funding Facility	L+250	75,000,000	75,000,000	150,000,000
Preferred Interests	L+85	134,000,000	-	134,000,000
Total Leverage Program		$291,000,000	$109,000,000	$400,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

Net cash used in operating activities during the three months ended March 31, 2014 was $43.7 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $42.4 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $1.3 million.

Net cash provided by financing activities was $47.8 million during the three months ended March 31, 2014, consisting primarily of $62.0 million of net draws under our Revolving Facilities, reduced by $13.0 million of dividends on common equity, $0.4 million of dividends on the Preferred Interests, and payment of $0.8 million in debt issuance costs.

At March 31, 2014, we had $27.1 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Economic conditions, like those that began in 2007 and which have continued, may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Revolving Facilities or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2014, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Company Facility matures in July 2016 and the Preferred Interests will be subject to mandatory redemption in July 2016. The TCPC Funding Facility matures in May 2017. Any inability to renew, extend or replace the Revolving Facilities or replace the Preferred Interests could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

Distributions

Our quarterly dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

The following tables summarize dividends declared for the three months ended March 31, 2014 and March 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	$0.36		$13,031,970
Total for three months ended March 31, 2014			$0.36		$13,031,970

March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
Total for three months ended March 31, 2013			$0.40		$8,591,051

* Includes a special dividend of $0.05.

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the three months ended March 31, 2014 and 2013:

	2014	2013
Shares Issued	104	1,104
Average Price Per Share	$16.55	$15.96
Proceeds	$1,717	$17,614

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Holding Company, the Operating Company, TCPC Funding, and the SBIC has entered into an investment management agreement with the Advisor.

•	The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

•	We have entered into a royalty-free license agreement with the Advisor, pursuant to which the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “TCP.”

•	Pursuant to its limited partnership agreement, the general partner of the Operating Company is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partners or managing member of certain other funds managed by the Advisor.

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

Recent Developments

From April 1, 2014 through May 2, 2014, the Operating Company has invested approximately $58.2 million in six senior secured loans with a combined effective yield of approximately 9.8%.

On April 22, 2014, the SBIC received a license from the SBA to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

On May 8, 2014, the Company’s board of directors declared a regular second quarter cash dividend of $0.36 per share and a $0.05 per share special dividend. Both dividends are payable on June 30, 2014 to stockholders of record as of the close of business on June 18, 2014.

Item 3:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2014, 73.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2014, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our March 31, 2014 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$11,613,205	$(8,730,000)	$2,883,205
Up 200 basis points	$6,142,664	$(5,820,000)	$322,664
Up 100 basis points	$3,264,456	$(2,910,000)	$354,456
Down 100 basis points	$(128,955)	$681,231	$552,276
Down 200 basis points	$(128,955)	$681,231	$552,276
Down 300 basis points	$(128,955)	$681,231	$552,276

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2014, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent registration statement, as filed with the Securities and Exchange Commission on March 19, 2014.

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

Date: May 8, 2014
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: May 8, 2014
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

