Form 10-Q
period 2014-06-30
TCP Capital Corp.
filed 2014-08-07
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 7, 2014 was 41,600,130.

Table of Contents

TCP CAPITAL CORP.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2014

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $825,953,904 and $684,569,508, respectively)	$827,560,564	$678,326,915
Companies 5% to 25% owned (cost of $54,237,483 and $73,946,547, respectively)	50,409,131	69,068,808
Companies more than 25% owned (cost of $41,400,990 and $42,588,724 respectively)	16,699,429	18,867,236
Total investments (cost of $921,592,377 and $801,104,779, respectively)	894,669,124	766,262,959

Cash and cash equivalents	29,379,532	22,984,182
Receivable for investments sold	17,396,874	3,605,964
Accrued interest income:
Companies less than 5% owned	8,213,741	6,282,353
Companies 5% to 25% owned	372,400	415,061
Companies more than 25% owned	35,257	41,691
Deferred debt issuance costs	7,351,121	2,969,085
Options (cost $51,750)	1,855	14,139
Prepaid expenses and other assets	1,185,503	753,768
Total assets	958,605,407	803,329,202

Liabilities
Debt	250,500,788	95,000,000
Payable for investments purchased	8,561,631	14,706,942
Incentive allocation payable	3,613,830	3,318,900
Payable to the Investment Manager	1,750,735	1,121,108
Interest payable	882,820	430,969
Unrealized depreciation on swaps	208,862	331,183
Accrued expenses and other liabilities	2,598,420	3,136,010
Total liabilities	268,117,086	118,045,112

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	494,140	504,252
Total preferred limited partner interests	134,494,140	134,504,252

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	1,602,199	1,168,583

Net assets applicable to common shareholders	$554,391,982	$549,611,255

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,200,130 and 36,199,916 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	36,200	36,200
Paid-in capital in excess of par	670,361,329	667,842,020
Accumulated net investment income	24,543,049	24,016,095
Accumulated net realized losses	(111,661,878)	(105,800,278)
Accumulated net unrealized depreciation	(27,284,519)	(35,314,199)
Non-controlling interest	(1,602,199)	(1,168,583)
Net assets applicable to common shareholders	$554,391,982	$549,611,255

Net assets per share	$15.31	$15.18

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	First Lien Term Loan B	LIBOR (Q)	7.25%	1.25%	4/3/2018	$689,015	$697,904	$688,154	0.07%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	11.00%	1.50%	10/3/2018	$7,434,877	7,243,959	7,241,571	0.78%
							7,941,863	7,929,725	0.85%
Activities Related to Real Estate
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	8.00%	1.00%	3/26/2021	$16,552,744	16,325,144	16,602,402	1.80%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	6.25%	1.25%	3/18/2018	€3,165,705	16,565,886	17,575,821	1.90%	D/I

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	12.00%	-	9/15/2016	$2,056,927	2,056,927	2,056,927	0.22%	B
AGY Holding Corp.	Second Lien Notes	Fixed	11.00%	-	11/15/2016	$9,268,000	7,586,317	8,767,528	0.95%	B/E
							9,643,244	10,824,455	1.17%
Basic Chemical Manufacturing
M&G Chemicals S.A. (Luxembourg)	Sr Secured Term Loan	LIBOR (Q)	7.50%	-	3/18/2016	$15,632,077	15,632,077	15,632,077	1.69%	I
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	6.50%	1.00%	2/28/2020	$8,977,500	8,806,735	9,067,275	0.98%
							24,438,812	24,699,352	2.67%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	10.625%	-	8/1/2018	$7,780,000	7,780,000	8,421,850	0.91%	E/G

Business Support Services
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	8/28/2019	$14,643,455	13,988,543	14,833,820	1.61%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	8.25%	1.25%	9/30/2018	$19,996,931	19,662,046	20,321,881	2.20%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	7.625%	1.25%	12/11/2018	$14,925,000	14,775,750	14,805,600	1.60%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	10.50%	1.50%	12/1/2018	$10,000,000	9,691,295	9,100,000	0.99%

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	4.75% Cash + 4% PIK	0.25%	3/31/2019	$30,303,333	29,726,913	30,591,215	3.31%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	3.50%	1.00%	5/31/2018	$–	(834,605)	(455,460)	(0.05%)	L
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.00%	6/28/2020	$15,000,000	14,878,125	15,275,025	1.65%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	7.50%	1.00%	5/29/2021	$11,993,035	11,873,105	12,112,966	1.31%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan B	LIBOR (Q)	8.00%	-	9/3/2018	$2,373,333	2,373,333	2,394,693	0.26%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$10,586,667	10,450,746	10,544,320	1.14%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	8.00%	-	9/3/2018	$4,746,667	4,746,667	4,789,387	0.52%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$5,293,333	5,229,107	5,272,160	0.57%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	7.50%	1.00%	12/4/2018	$199,849	193,183	199,849	0.02%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	7.50%	1.00%	12/4/2018	$6,680,650	6,602,060	6,650,587	0.72%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.00%	12/27/2020	$7,200,000	7,164,000	7,263,000	0.78%
							92,402,634	94,637,742	10.23%
Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	9.60%	1.00%	4/8/2019	$14,329,403	14,186,109	14,487,027	1.57%

Data Processing, Hosting, and Related Services
The Telx Group, Inc.	Senior Notes	Fixed	13.5% PIK	-	7/9/2021	$4,165,481	4,165,481	4,307,108	0.47%	E

Electric Power Generation, Transmission and Distribution
Panda Sherman Power, LLC	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	9/14/2018	$11,070,172	10,944,276	11,367,683	1.23%

Electrical Equipment and Component Manufacturing
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	12/26/2017	$16,153,317	15,912,128	16,395,617	1.77%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	2/6/2018	$6,860,745	6,792,137	6,857,314	0.74%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	10.625%	-	2/1/2016	$2,900,000	2,858,907	2,682,500	0.29%	E

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	7.50%	1.00%	4/30/2022	$7,994,196	7,914,254	8,064,145	0.87%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	5.00%	-	12/31/2022	$10,555,929	13,291,319	4,292,727	0.46%	J
							21,205,573	12,356,872	1.33%

 TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Freight Transportation Arrangement
Livingston International, Inc. (Canada)	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/18/2020	$3,665,217	$3,601,696	$3,703,702	0.40%	I

Full-Service Restaurants
RM Holdco, LLC	Subordinated Convertible Term Loan	Fixed	1.12% PIK	-	3/21/2018	$5,164,796	5,164,796	1,007,135	0.11%	B
RM OpCo, LLC	Convertible First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$1,491,872	1,467,184	1,491,872	0.16%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	11.00%	-	3/21/2016	$3,751,177	3,751,177	3,751,177	0.41%	B
RM OpCo, LLC	First Lien Term Loan Tranche B	Fixed	12% Cash + 7% PIK	-	3/21/2016	$7,433,488	7,433,488	7,433,488	0.80%	B
RM OpCo, LLC	First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$2,341,059	2,307,647	2,341,059	0.25%	B
							20,124,292	16,024,731	1.73%
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	8.25%	1.00%	12/20/2018	$2,500,000	2,827,878	3,000,000	0.32%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	8.25%	1.00%	12/20/2020	$14,925,000	14,498,873	15,186,188	1.64%
							17,326,751	18,186,188	1.96%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	9.50%	1.00%	10/23/2019	$21,017,525	20,707,525	20,925,678	2.26%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	9.35%	1.50%	12/28/2015	$12,772,956	12,737,142	12,964,551	1.40%

Insurance Carriers
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	10.50%	1.00%	3/7/2020	$680,363	571,794	718,115	0.08%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	10.50%	1.00%	3/7/2020	$11,051,757	10,838,772	11,123,593	1.20%
							11,410,566	11,841,708	1.28%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	9.00%	1.25%	5/8/2019	$6,341,809	6,252,568	6,405,259	0.69%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	8.00%	1.00%	5/27/2022	$15,990,714	15,830,807	16,010,702	1.73%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	9.625%	-	3/1/2021	$13,084,000	12,926,643	13,738,200	1.49%	E/G

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	8.75%	1.00%	11/4/2021	$9,079,011	8,897,430	9,215,196	1.00%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	9.00%	-	6/21/2017	$9,462,231	9,391,249	8,516,008	0.92%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	13.50%	-	6/21/2018	$7,569,785	7,509,764	6,933,923	0.75%
							16,901,013	15,449,931	1.67%
Newspaper, Periodical, Book, and Directory Publishers
Hanley-Wood, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.75%	1.25%	7/15/2018	$16,561,400	16,561,400	16,519,997	1.79%
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	6.75%	-	5/20/2018	$5,890,000	4,960,524	5,492,658	0.59%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	6.75%	1.25%	11/20/2018	$9,591,911	9,349,033	9,400,073	1.02%
							30,870,957	31,412,728	3.40%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	11.50%	-	11/15/2019	$10,000,000	9,834,804	10,950,000	1.19%	E/G/I
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	10.75%	-	11/13/2018	$15,084,000	15,084,000	15,084,000	1.63%	E/I
							24,918,804	26,034,000	2.82%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	12% Cash + 3% PIK	-	6/3/2019	$18,379,293	17,130,833	18,379,293	1.99%

Oil and Gas Extraction
Willbros Group, Inc.	First Lien Term Loan	LIBOR (Q)	9.75%	1.25%	8/7/2019	$13,661,463	13,329,888	13,917,615	1.51%

Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	7.75%	1.00%	11/6/2021	$19,988,392	19,688,567	19,788,509	2.14%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/30/2021	$14,000,000	13,860,000	14,230,440	1.54%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	9.50%	1.50%	10/11/2017	$3,933,213	3,860,914	3,579,223	0.39%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	9.50%	-	6/1/2018	$13,600,000	$13,600,000	$14,348,000	1.55%	E

Radio and Television Broadcasting
SiTV, Inc.	First Lien Term Loan	LIBOR (M)	6% Cash + 4% PIK	2.00%	8/3/2016	$7,032,138	6,709,167	7,418,905	0.80%
SiTV, Inc.	Sr Secured Notes	Fixed	10.375%	-	7/1/2019	$7,312,000	7,312,000	7,503,940	0.81%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	8.50%	-	5/29/2017	$17,946,954	17,549,375	18,027,715	1.95%
							31,570,542	32,950,560	3.56%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	10.40%	1.00%	9/25/2017	$10,863,636	10,675,504	10,917,954	1.18%
Shopzilla, Inc.	Second Lien Term Loan	LIBOR (Q)	12.50%	-	3/31/2016	$6,710,057	6,615,475	6,699,991	0.73%
Shop Holding, LLC	Convertible Promissory Note	Fixed	5.00%	-	8/5/2015	$73,140	73,140	66,045	0.01%	E
							17,364,119	17,683,990	1.92%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	10.00%	-	10/1/2019	$9,914,000	9,914,000	10,538,275	1.14%	E/G/I

Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/15/2017	$247,913	247,913	255,000	0.03%	F
N918DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/15/2018	$351,588	351,588	362,440	0.04%	F
N954DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/20/2019	$472,542	472,542	485,860	0.05%	F
N955DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$493,042	493,042	506,600	0.06%	F
N956DL	Aircraft Secured Mortgage	Fixed	8.00%	-	5/20/2019	$491,365	491,365	504,900	0.05%	F
N957DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$497,355	497,355	511,020	0.06%	F
N959DL	Aircraft Secured Mortgage	Fixed	8.00%	-	7/20/2019	$503,294	503,294	517,140	0.06%	F
N960DL	Aircraft Secured Mortgage	Fixed	8.00%	-	10/20/2019	$525,171	525,171	539,580	0.06%	F
N961DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/20/2019	$517,785	517,785	532,100	0.06%	F
N976DL	Aircraft Secured Mortgage	Fixed	8.00%	-	2/15/2018	$352,091	352,091	362,780	0.04%	F
Aircraft Leased to United Airlines, Inc.
N510UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$281,584	281,584	336,205	0.04%	B
N512UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$288,287	288,287	346,275	0.04%	B
N545UA	Aircraft Secured Mortgage	Fixed	16.00%	-	8/29/2015	$177,520	177,520	190,855	0.02%	B
N659UA	Aircraft Secured Mortgage	Fixed	12.00%	-	2/28/2016	$2,161,944	2,161,944	2,318,999	0.25%	F
N661UA	Aircraft Secured Mortgage	Fixed	12.00%	-	5/4/2016	$2,350,477	2,350,477	2,551,735	0.28%	F
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	7.25%	-	7/15/2022	$–	(271,500)	20,363	-	L
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	7.25%	-	7/15/2022	$18,100,000	8,688,000	9,077,150	0.98%
							18,128,458	19,419,002	2.12%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	12.25%	-	4/1/2017	$17,200,000	16,536,295	18,748,000	2.03%	E

Semiconductor and Other Electronic Component Manufacturing
SunEdison, Inc.	Senior Secured Letters of Credit	LIBOR (Q)	3.75%	-	2/28/2017	$9,379,246	(1,031,717)	(937,925)	(0.10%)	K/L

Software Publishers
Acronis International GmbH (Switzerland)	First Lien Revolver	LIBOR (Q)	9.50%	1.00%	2/21/2017	$563,407	563,407	540,871	0.06%	I
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	9.50%	1.00%	2/21/2017	$25,000,000	24,754,319	24,900,000	2.70%	I
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	0.4% Cash + 7.6% PIK	1.50%	9/25/2018	$13,065,025	12,325,788	12,914,777	1.40%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	3.75% Cash + 5% PIK	1.00%	9/4/2018	$13,899,746	13,632,684	13,830,247	1.50%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	8.75%	1.25%	10/10/2019	$15,000,000	14,817,883	15,346,875	1.66%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	9.75%	1.50%	5/17/2019	$21,500,000	21,342,939	21,715,000	2.35%
							87,437,020	89,247,770	9.67%
Specialty Hospitals
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	7/1/2018	$4,933,947	4,909,278	4,958,617	0.54%

Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	13.125%	-	8/2/2021	$15,000,000	15,000,000	15,231,000	1.65%	E/I

 TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Company

						Principal
						Amount or			%
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	10.00%	1.00%	9/30/2018	$15,758,531	$15,415,095	$15,994,909	1.73%

Wired Telecommunications Carriers
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.25%	2/22/2020	$15,000,000	14,718,767	15,325,050	1.66%

Wireless Telecommunications Carriers
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$–	(11,183)	(28,122)	0.00%	L
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$8,248,124	8,166,127	8,041,921	0.87%
Globalive Wireless Management Corp. (Canada)	First Lien Term Loan	LIBOR (Q)	10.90%	-	4/30/2014	$3,037,292	2,933,872	3,067,665	0.33%	I
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	9.75%	1.50%	6/21/2017	$19,335,284	18,588,807	20,592,078	2.23%
							29,677,623	31,673,542	3.43%

Total Debt Investments							852,895,704	865,195,213	93.63%

Equity Securities
Business Support Services
Findly Talent, LLC	Membership Units					708,229	230,938	162,185	0.02%	C/E
STG-Fairway Holdings, LLC	Class A Units					841,479	943,287	2,015,174	0.22%	C/E
							1,174,225	2,177,359	0.24%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units					5,000,000	5,000,000	4,500,000	0.49%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock					1,255,527	26,711,048	929,090	0.10%	C/E/F

Depository Credit Intermediation
Doral Financial Corporation	Common Stock					53,890	11,699,417	232,804	0.03%	C/K

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units					168,698	172,694	4,234	-	C/E/J

Full-Service Restaurants
RM Holdco, LLC	Membership Units					13,161,000	2,010,777	-	-	B/C/E

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest					33	-	5,723	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units					1,312,720	-	1,063,303	0.12%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock					1,843	1,274,000	1,339,035	0.15%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock					233,470	300,322	177,624	0.02%	C/E

Retail
Shop Holding, LLC	Class A Units					507,167	480,049	373,326	0.04%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units					326,691	-	-	-	C/E
							480,049	373,326	0.04%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests					865	91,495	121,720	0.01%	E/F
N918DL	Trust Beneficial Interests					724	101,682	139,414	0.02%	E/F
N954DL	Trust Beneficial Interests					682	120,984	70,380	0.01%	E/F
N955DL	Trust Beneficial Interests					661	120,890	112,200	0.01%	E/F
N956DL	Trust Beneficial Interests					666	120,865	107,780	0.01%	E/F
N957DL	Trust Beneficial Interests					661	121,648	108,800	0.01%	E/F
N959DL	Trust Beneficial Interests					656	122,429	109,480	0.01%	E/F
N960DL	Trust Beneficial Interests					643	125,518	108,800	0.01%	E/F
N961DL	Trust Beneficial Interests					652	124,720	103,360	0.01%	E/F
N976DL	Trust Beneficial Interests					766	104,403	102,691	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
N510UA	Trust Beneficial Interests					60	226,717	460,974	0.05%	B/E
N512UA	Trust Beneficial Interests					59	221,632	452,773	0.05%	B/E
N536UA	Trust Beneficial Interests					-	-	-	0.00%	B/E
N545UA	Trust Beneficial Interests					75	396,478	649,581	0.07%	B/E
N585UA	Trust Beneficial Interests					-	-	-	0.00%	B/E
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests					467	2,306,488	2,609,590	0.28%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests					453	2,264,254	2,627,969	0.28%	E/F
							6,570,203	7,885,512	0.84%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

June 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities (continued)
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock					9,778	$1,091,200	$754,378	0.08%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
AIP/IS Holdings, LLC	Membership Units					352	-	229,504	0.02%	C/E

Software Publishers
SLS Breeze Intermediate Holdings, Inc.	Warrants to Purchase Common Stock					1,232,731	522,678	653,841	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock					1,274,522	8,433,884	5,206,677	0.56%	C/E
Integra Telecom, Inc.	Warrants					346,939	19,920	199,386	0.02%	C/E
V Telecom Investment S.C.A. (Luxembourg)	Common Shares					1,393	3,236,256	3,742,115	0.41%	C/D/E/I
							11,690,060	9,148,178	0.99%

Total Equity Securities							68,696,673	29,473,911	3.19%

Total Investments							921,592,377	894,669,124	96.82%

Cash and Cash Equivalents
Wells Fargo & Company	Overnight Repurchase Agreement Collateralized by Freddie Mac Note	Fixed	0.05%	-	7/1/2014			8,548,755	0.93%
Union Bank of California	Commercial Paper	Fixed	0.10%	-	7/1/2014			16,000,000	1.73%
Cash Denominated in Foreign Currencies								258,660	0.03%
Cash Held on Account at Various Institutions								4,572,117	0.49%
Cash and Cash Equivalents								29,379,532	3.18%

Total Cash and Investments								$924,048,656	100.00%	H

Notes to Statement of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(I)	Non-U.S. company or principal place of business outside the U.S. and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(J)	Exempt from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K)	Publicly traded company with a market capitalization greater than $250 million and as a result is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(L)	Negative balances relate to an unfunded commitment that was acquired at a discount.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $278,982,081, and $155,421,221 respectively for the six months ended June 30, 2014. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2014 was $894,436,320, or 96.8% of total cash and investments of the Company.

Options and Swaps at June 30, 2014 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$1,855
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/17	$4,289,019	$(208,862)

See accompanying notes.

 TCP Capital Corp.

 Consolidated Statement of Investments

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	First Lien Term Loan	LIBOR (Q)	7.25%	1.25%	4/3/2018	$699,754	$701,280	$703,691	0.09%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	11.00%	1.50%	10/3/2018	$7,434,877	7,228,004	7,382,833	0.94%
							7,929,284	8,086,524	1.03%
Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	6.25%	1.25%	3/18/2018	€13,165,705	16,428,630	16,736,606	2.12%	D/J

Architectural, Engineering, and Related Services
ESP Holdings, Inc.	Jr Unsecured Subordinated Promissory Notes	Fixed	6% Cash + 10% PIK	-	12/31/2019	$7,959,369	7,959,369	7,959,369	1.01%	B/E

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	12.00%		9/15/2016	$2,056,927	2,056,927	2,056,927	0.26%	B
AGY Holding Corporation	Second Lien Term Loan	Fixed	11.00%	-	11/15/2016	$9,268,000	7,586,317	9,268,000	1.17%	B/E
							9,643,244	11,324,927	1.43%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	10.625%	-	8/1/2018	$7,780,000	7,780,000	8,207,900	1.04%	E

Business Support Services
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	8/28/2019	$14,643,455	13,944,123	14,929,002	1.89%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	8.25%	1.25%	9/30/2018	$17,456,250	17,107,125	17,401,699	2.20%

Communications Equipment Manufacturing
Globecomm Systems Inc.	First Lien Term Loan	LIBOR (Q)	7.625%	1.25%	12/11/2018	$15,000,000	14,850,000	15,097,500	1.91%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	10.50%	1.50%	12/1/2018	$10,000,000	9,666,672	9,100,000	1.15%

Converted Paper Products Manufacturing
Ranpak Corp.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.25%	4/23/2020	$3,469,573	3,434,877	3,573,660	0.45%

Computer Systems Design and Related Services
Blue Coat Systems	First Lien Revolver	LIBOR (Q)	3.50%	1.00%	5/31/2018	$4,500,000	3,540,000	4,060,800	0.51%	L
Blue Coat Systems	Second Lien Term Loan	LIBOR (Q)	8.50%	1.00%	6/28/2020	$15,000,000	14,878,125	15,300,000	1.94%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$10,640,000	10,483,300	10,709,160	1.36%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$5,320,000	5,244,790	5,354,580	0.68%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.00%	12/27/2020	$7,200,000	7,164,000	7,218,000	0.91%
							41,310,215	42,642,540	5.40%
Data Processing, Hosting, and Related Services
The Telx Group, Inc.	Senior Unsecured Notes	Fixed	10% Cash + 2% PIK	-	9/26/2019	$7,098,916	6,960,435	7,631,335	0.97%	E

Panda Sherman Power, LLC	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	9/14/2018	$11,070,172	10,932,474	11,402,277	1.44%
Panda Temple Power II, LLC	First Lien Term Loan	LIBOR (Q)	6.00%	1.25%	4/3/2019	$5,892,970	5,834,041	6,069,759	0.77%
							16,766,515	17,472,036	2.21%
Electrical Equipment and Component Manufacturing
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	12/26/2027	$16,500,317	16,225,541	16,426,066	2.08%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	10.625%	-	2/1/2016	$12,500,000	12,322,875	10,875,000	1.38%	E/G

Financial Investment Activities
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	5.00%	-	12/31/2022	$10,637,623	13,394,183	3,882,732	0.49%	K

Freight Transportation Arrangement
Livingston International, Inc. (Canada)	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/18/2020	$3,665,217	3,597,620	3,756,848	0.48%	J

Full-Service Restaurants
RM Holdco, LLC	Subordinated Convertible Term Loan	Fixed	1.12% PIK	-	3/21/2018	$5,164,796	5,164,796	2,197,621	0.28%	B
RM OpCo, LLC	Convertible First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$1,370,199	1,339,883	1,370,199	0.17%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	11.00%	-	3/21/2016	$3,626,947	3,626,947	3,626,947	0.46%	B
RM OpCo, LLC	First Lien Term Loan Tranche B	Fixed	12% Cash + 7% PIK	-	3/21/2016	$6,825,328	6,825,328	6,825,328	0.86%	B
RM OpCo, LLC	First Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$2,150,088	2,109,019	2,150,088	0.27%	B
							19,065,973	16,170,183	2.04%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Gaming Industries
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	8.25%	1.00%	12/20/2020	$15,000,000	$14,550,000	$14,737,500	1.87%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	9.35%	1.50%	12/28/2015	$14,843,788	14,802,168	15,066,445	1.91%

Inland Water Transportation
US Shipping Corp	First Lien Term Loan B	LIBOR (Q)	7.75%	1.25%	4/30/2018	$12,603,333	12,477,300	12,965,679	1.64%

Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (Q)	9.00%	1.25%	5/8/2019	$6,341,809	6,245,733	6,391,370	0.81%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	8.75%	1.00%	11/4/2021	$9,079,011	8,897,430	9,192,498	1.16%

Metal Ore Mining
St Barbara Ltd. (Australia)	First Priority Senior Secured Notes	Fixed	8.875%	-	4/15/2018	$7,359,000	7,326,651	6,144,765	0.78%	E

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	9.00%	-	6/21/2017	$9,462,231	9,381,116	8,610,631	1.09%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	13.50%	-	6/21/2018	$7,569,785	7,502,054	6,858,225	0.88%
							16,883,170	15,468,856	1.97%
Newspaper, Periodical, Book, and Directory Publishers
Hanley-Wood, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.75%	1.25%	7/15/2018	$16,707,600	16,707,600	16,699,246	2.13%
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	6.75%	-	5/20/2018	$4,960,000	3,797,500	4,523,908	0.57%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (M)	6.75%	1.25%	11/20/2018	$9,701,250	9,433,029	9,458,719	1.20%
							29,938,129	30,681,873	3.90%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Senior Secured Notes	Fixed	11.50%	-	11/15/2019	$10,000,000	9,824,072	10,700,000	1.35%	E
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	10.75%	-	11/13/2018	$15,000,000	15,000,000	14,962,500	1.90%	E/J
							24,824,072	25,662,500	3.25%
Nonresidential Building Construction
NCM Group Holdings, LLC	First Lien Term Loan	LIBOR (Q)	11.50%	1.00%	8/29/2018	$10,000,000	9,620,619	9,875,000	1.25%

Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	12% Cash + 3% PIK	-	5/4/2019	$18,200,000	16,929,086	17,708,600	2.24%

Oil and Gas Extraction
Willbros Group, Inc.	First Lien Term Loan	LIBOR (Q)	9.75%	1.25%	8/7/2019	$15,426,118	15,051,713	15,657,510	1.98%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/30/2021	$14,000,000	13,860,000	13,925,660	1.76%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	9.50%	1.50%	10/11/2017	$7,749,023	7,563,978	7,477,807	0.95%

Plastics Products Manufacturing
Iracore International, Inc.	Senior Secured Notes	Fixed	9.50%	-	6/1/2018	$13,600,000	13,600,000	14,426,622	1.83%	E

Professional, Scientific, and Technical Services
Connolly, LLC	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	7/15/2019	$12,000,000	11,829,534	12,270,000	1.55%
ConvergeOne Holdings	First Lien Term Loan	LIBOR (Q)	8.00%	1.25%	5/8/2019	$12,654,643	12,464,823	12,570,236	1.59%
							24,294,357	24,840,236	3.14%
Promoters of Performing Arts, Sports, and Similar Events
Stadium Management Group	Second Lien Term Loan	LIBOR (M)	9.50%	1.25%	12/7/2018	$11,000,000	10,817,390	11,055,000	1.40%

Radio and Television Broadcasting
SiTV, Inc.	First Lien Term Loan	LIBOR (Q)	6% Cash + 4% PIK	2.00%	8/3/2016	$6,995,124	6,648,634	6,774,778	0.86%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	8.50%	-	5/29/2017	$17,589,459	17,134,705	17,615,843	2.23%
							23,783,339	24,390,621	3.09%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	10.40%	1.00%	9/25/2017	$11,272,727	11,051,496	11,329,090	1.44%
Shopzilla, Inc.	Second Lien Term Loan	LIBOR (Q)	9.50%	-	3/31/2016	$6,710,057	6,525,027	6,683,216	0.85%
							17,576,523	18,012,306	2.29%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Senior Secured Notes	Fixed	10.00%	-	10/1/2019	$9,914,000	9,914,000	10,335,345	1.31%	E/H/J

TCP Capital Corp.

 Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/15/2017	$289,048	$289,048	$296,820	0.04%	F
N918DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/15/2018	$388,001	388,001	397,290	0.05%	F
N954DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/20/2019	$514,375	514,375	524,620	0.07%	F
N955DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$533,283	533,283	543,320	0.07%	F
N956DL	Aircraft Secured Mortgage	Fixed	8.00%	-	5/20/2019	$532,275	532,275	542,640	0.07%	F
N957DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$537,947	537,947	548,250	0.07%	F
N959DL	Aircraft Secured Mortgage	Fixed	8.00%	-	7/20/2019	$543,573	543,573	553,520	0.07%	F
N960DL	Aircraft Secured Mortgage	Fixed	8.00%	-	10/20/2019	$564,855	564,855	574,430	0.07%	F
N961DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/20/2019	$558,427	558,427	568,310	0.07%	F
N976DL	Aircraft Secured Mortgage	Fixed	8.00%	-	2/15/2018	$394,360	394,360	404,600	0.05%	F
Aircraft Leased to United Airlines, Inc.
N510UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$328,848	328,848	404,605	0.05%	B
N512UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$334,535	334,535	414,010	0.05%	B
N536UA	Aircraft Secured Mortgage	Fixed	16.00%	-	9/29/2014	$108,845	108,845	114,000	0.01%	B
N545UA	Aircraft Secured Mortgage	Fixed	16.00%	-	8/29/2015	$249,695	249,695	275,405	0.03%	B
N585UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/25/2016	$392,794	392,794	486,115	0.06%	B
N659UA	Aircraft Secured Mortgage	Fixed	12.00%	-	2/28/2016	$2,708,150	2,708,150	2,948,986	0.37%	F
N661UA	Aircraft Secured Mortgage	Fixed	12.00%	-	5/4/2016	$2,880,186	2,880,186	3,171,026	0.40%	F
							11,859,197	12,767,947	1.60%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	12.25%	-	4/1/2017	$17,200,000	16,536,295	17,630,000	2.23%	E

Semiconductor and Other Electronic Component Manufacturing
Isola USA Corporation	Senior Secured Term Loan B	LIBOR (Q)	8.25%	1.00%	11/29/2018	$14,583,333	14,366,560	14,729,167	1.87%

Software Publishers
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	0.4% Cash + 7.6% PIK	1.50%	9/25/2018	$12,579,747	11,811,044	12,183,485	1.56%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	3.75% Cash +5% PIK	1.00%	9/14/2018	$13,556,801	13,243,533	13,455,125	1.72%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	8.75%	1.25%	10/10/2019	$15,000,000	14,805,253	15,300,000	1.94%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	9.75%	1.50%	5/17/2019	$15,000,000	14,748,486	15,112,500	1.91%
							54,608,316	56,051,110	7.13%

Specialty Hospitals
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	7/1/2018	$5,526,021	5,498,391	5,559,177	0.70%
Vantage Oncology, LLC	Senior Secured Notes	Fixed	9.50%	-	6/15/2017	$5,000,000	5,000,000	5,137,500	0.65%	E
							10,498,391	10,696,677	1.35%
Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	13.125%	-	8/2/2021	$15,000,000	15,000,000	15,000,000	1.90%	E/J

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	10.00%	1.00%	9/30/2018	$16,351,467	15,942,680	16,392,346	2.08%

Wired Telecommunications Carriers
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.25%	2/22/2020	$15,000,000	14,701,027	15,459,375	1.96%

Wireless Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$–	(11,183)	(8,437)	-	M
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$8,248,124	8,166,127	8,186,263	1.04%
Globalive Wireless Management Corp. (Canada)	First Lien Term Loan	LIBOR (Q)	10.90%	-	4/30/2014	$3,037,292	2,933,872	3,067,665	0.39%	J
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	9.75%	1.50%	6/21/2017	$19,587,428	18,707,700	21,252,360	2.69%
							29,796,516	32,497,851	4.12%

Total Debt Investments							720,651,321	726,514,593	92.05%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities
Architectural, Engineering, and Related Services
ESP Holdings, Inc.	Cumulative Preffered 15%					20,297	$2,249,930	$3,947,862	0.51%	B/C/E
ESP Holdings, Inc., Common Stock	Common Stock					88,670	9,311,782	2,856,346	0.36%	B/C/E
							11,561,712	6,804,208	0.87%

Business Support Services
STG-Fairway Holdings	Class A Units					841,479	1,174,225	1,722,508	0.22%	C/E
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units					5,000,000	5,000,000	5,000,000	0.64%	B/C/E
							6,174,225	6,722,508	0.86%
Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock					1,255,527	26,711,048	1,004,422	0.13%	B/C/E

Depository Credit Intermediation
Doral Financial Corporation	Common Stock					53,890	11,699,417	843,913	0.11%	C/L

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units					168,698	172,694	4,302	-	C/E/K

Full-Service Restaurants
RM Holdco, LLC	Membership Units					13,161,000	2,010,777	-	-	B/C/E

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interests					33	-	41,645	0.01%	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units					1,312,720	-	1,562,137	0.20%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock					1,843	1,274,000	1,268,904	0.16%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock					233,470	300,322	354,874	0.04%	C/E

Retail
Shop Holding, LLC	Class A Unit					490,037	462,576	532,919	0.07%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Unit					326,691	-	38,258	-	C/E
							462,576	571,177	0.07%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests					727	97,376	125,970	0.02%	E/F
N918DL	Trust Beneficial Interests					623	109,938	142,970	0.02%	E/F
N954DL	Trust Beneficial Interests					591	133,027	68,000	0.01%	E/F
N955DL	Trust Beneficial Interests					576	133,868	113,560	0.01%	E/F
N956DL	Trust Beneficial Interests					580	133,907	108,800	0.01%	E/F
N957DL	Trust Beneficial Interests					576	134,785	109,650	0.01%	E/F
N959DL	Trust Beneficial Interests					573	135,658	110,500	0.01%	E/F
N960DL	Trust Beneficial Interests					563	139,173	109,650	0.01%	E/F
N961DL	Trust Beneficial Interests					570	138,350	103,870	0.01%	E/F
N976DL	Trust Beneficial Interests					654	113,413	103,033	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
N510UA	Trust Beneficial Interests					54	197,409	465,625	0.06%	B/E
N512UA	Trust Beneficial Interests					53	193,046	458,277	0.06%	B/E
N536UA	Trust Beneficial Interests					81	396,289	656,766	0.08%	B/E
N545UA	Trust Beneficial Interests					67	348,071	641,840	0.08%	B/E
N585UA	Trust Beneficial Interests					53	214,737	571,706	0.07%	B/E
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests					412	2,097,640	2,840,323	0.36%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests					400	2,066,062	2,852,677	0.36%	E/F
							6,782,749	9,583,217	1.19%

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Prefereed Stock					9,778	1,091,200	662,134	0.08%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
AIP/IS Holdings, LLC	Membership Units					352	-	229,504	0.03%	C/E

Software Publishers
SLS Breeze Intermediate Holdings, Inc.	Warrants to Purchase Common Stock					1,232,731	522,678	561,632	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock					1,274,522	8,433,884	5,583,686	0.72%	C/E
Integra Telecom, Inc.	Warrants					346,939	19,920	194,050	0.02%	C/E
V Telecom Investment S.C.A (Luxembourg)	Common Shares					1,393	3,236,256	3,756,053	0.48%	C/D/E/J
							11,690,060	9,533,789	1.22%

Total Equity Securities							80,453,458	39,748,366	5.04%

Total Investments							801,104,779	766,262,959

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Cash and Cash Equivalents
Wells Fargo & Company	Overnight Repurchase Agreement	Fixed	0.09%	-	1/2/2014			$10,501,688	1.33%
Union Bank of California	Commercial Paper	Fixed	0.10%	-	1/2/2014			8,499,976	1.07%
Cash Denominated in Foreign Currencies								121,389	0.02%
Cash Held on Account at Various Institutions								3,861,129	0.49%
Cash and Cash Equivalents								22,984,182	2.91%

Total Cash and Investments								$789,247,141	100.00%	I

Notes to Consolidated Statement of Investments:

(A) Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B) Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C) Non-income producing security.

(D) Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E) Restricted security. (See Note 2)

(F) Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G) Investment has been segregated to collateralize certain unfunded commitments.

(H) $2,000,000 principal amount of this investment has been segregated to collateralize certain unfunded commitments.

(I) All cash and investments, except those referenced in Notes G and H above, are pledged as collateral under the Revolving Facilities as described in Note 4 to the Consolidated Financial Statements.

(J) Non-U.S. company or principal place of business outside the U.S. and as a result is not qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K) Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result is not qualifying under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(L) Publicly traded company with a market capitalization greater than $250 million and as a result is not qualifying under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(M) Negative balances relate to an unfunded commitment that was acquired at a discount.

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

Options and Swaps at December 31, 2013 were as follows:

Investment	Notional Amount	Fair Value
Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$14,139
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/17	$4,289,019	$(331,183)

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Investment income
Interest income:
Companies less than 5% owned	$22,333,382	$12,247,602	$40,474,125	$27,487,968
Companies 5% to 25% owned	1,357,315	1,202,653	2,694,179	2,096,165
Companies more than 25% owned	234,835	312,268	492,462	642,585
Dividend income:
Companies 5% to 25% owned	-	-	1,968,748	-
Other income:
Companies less than 5% owned	319,582	419,415	954,316	576,948
Companies 5% to 25% owned	87,504	118,653	208,543	219,756
Companies more than 25% owned	254,682	168,604	463,572	311,515
Total investment income	24,587,300	14,469,195	47,255,945	31,334,937

Operating expenses
Management and advisory fees	3,104,872	1,940,295	5,991,080	3,905,033
Interest expense	1,019,751	186,702	1,476,612	323,109
Amortization of deferred debt issuance costs	429,394	142,914	802,148	251,478
Administrative expenses	379,469	167,808	636,275	335,616
Legal fees, professional fees and due diligence expenses	355,237	162,152	559,393	301,204
Commitment fees	215,864	38,506	407,062	61,094
Director fees	81,670	72,000	167,382	143,809
Insurance expense	64,928	42,522	118,828	78,795
Custody fees	60,849	30,232	111,656	59,651
Other operating expenses	449,058	224,535	768,644	417,506
Total operating expenses	6,161,092	3,007,666	11,039,080	5,877,295

Net investment income	18,426,208	11,461,529	36,216,865	25,457,642

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	125,710	(4,095,160)	(6,670,011)	(3,577,502)
Investments in companies 5% to 25% owned	808,036	-	808,411	-
Net realized gain (loss)	933,746	(4,095,160)	(5,861,600)	(3,577,502)

Net change in net unrealized appreciation/depreciation	(3,945,684)	4,753,522	8,029,680	6,591,253
Net realized and unrealized gain (loss)	(3,011,938)	658,362	2,168,080	3,013,751

Dividends on Series A preferred equity facility	(356,677)	(392,669)	(725,812)	(786,082)
Net change in accumulated dividends on Series A
preferred equity facility	(383)	19,111	10,112	35,122
Distributions of incentive allocation to the General Partner from:
Net investment income	(3,613,830)	(2,217,594)	(7,100,233)	(4,941,336)
Net realized gains	-	(258,441)	-	(258,441)
Net change in reserve for incentive allocation	602,388	126,768	(433,616)	(344,310)

Net increase in net assets applicable to common shareholders resulting from operations	$12,045,768	$9,397,066	$30,135,396	$22,176,346
Basic and diluted earnings per common share	$0.33	$0.40	$0.83	$0.98
Basic and diluted weighted average common shares outstanding	36,200,021	23,639,742	36,199,969	22,564,670

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

			Paid in	Accumulated		Accumulated
	Common Stock		Capital	Net	Accumulated	Net	Non-
		Par	in Excess of	Investment	Net Realized	Unrealized	controlling	Total Net
	Shares	Amount	Par	Income	Losses	Depreciation	Interest	Assets

Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$-	$315,987,550

Issuance of common stock in public offering	14,720,000	14,720	224,548,170	-	-	-	-	224,562,890
Issuance of common stock from dividend reinvestment plan	2,288	2	37,414	-	-	-	-	37,416
Net investment income	-	-	-	54,330,262	-	-	-	54,330,262
Realized and unrealized gains (losses)	-	-	-	-	(47,384,746)	56,456,107	-	9,071,361
Dividends on Series A preferred equity facility	-	-	-	(1,494,552)	-	-	-	(1,494,552)
General Partner incentive allocation	-	-	-	(10,567,142)	(645,691)	-	(1,168,583)	(12,381,416)
Dividends paid to common shareholders	-	-	-	(40,502,256)	-	-	-	(40,502,256)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(977,624)	(276,396)	1,254,020	-	-	-
Balance at December 31, 2013	$36,199,916	$36,200	$667,842,020	$24,016,095	$(105,800,278)	$(35,314,199)	$(1,168,583)	$549,611,255

Issuance of common stock from dividend reinvestment plan	214	-	3,715	-	-	-	-	3,715
Issuance of convertible debt	-	-	2,515,594	-	-	-	-	2,515,594
Net investment income	-	-	-	36,216,865	-	-	-	36,216,865
Realized and unrealized gains (losses)	-	-	-	-	(5,861,600)	8,029,680	-	2,168,080
Dividends on Series A preferred equity facility	-	-	-	(715,700)	-	-	-	(715,700)
General Partner incentive allocation	-	-	-	(7,100,233)	-	-	(433,616)	(7,533,849)
Dividends paid to common shareholders	-	-	-	(27,873,978)	-	-	-	(27,873,978)
Balance at June 30, 2014	$36,200,130	$36,200	$670,361,329	$24,543,049	$(111,661,878)	$(27,284,519)	$(1,602,199)	$554,391,982

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net increase in net assets applicable to common shareholders resulting
from operations	$30,135,396	$22,176,346
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in)
operating activities:
Net realized loss	5,861,600	3,577,502
Net change in unrealized appreciation/depreciation of investments	(8,028,604)	(6,611,142)
Dividends paid on Series A preferred equity facility	725,812	786,082
Net change in accumulated dividends on Series A preferred equity facility	(10,112)	(35,122)
Net change in reserve for incentive allocation	433,616	344,310
Accretion of original issue discount on investments	(1,851,211)	(1,324,008)
Net accretion of market discount/premium	(937,125)	(81)
Accretion of original issue discount on convertible debt	16,382	-
Interest and dividend income paid in kind	(2,711,682)	(546,987)
Amortization of deferred debt issuance costs	802,148	251,478
Changes in assets and liabilities:
Purchases of investment securities	(276,270,400)	(170,316,516)
Proceeds from sales, maturities and paydowns of investments	155,421,221	121,049,823
Increase in accrued interest income - companies less than 5% owned	(1,931,388)	(1,444,027)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	42,661	(324,728)
Decrease in accrued interest income - companies more than 25% owned	6,434	5,751
Decrease (increase) in receivable for investments sold	(13,790,910)	5,032,415
Increase in prepaid expenses and other assets	(431,735)	(696,123)
Increase (decrease) in payable for investments purchased	(6,145,311)	28,364,525
Increase in payable to the Investment Manager	629,627	515,806
Increase in management and advisory fees payable	-	1,940,295
Increase in interest payable	451,851	106,748
Increase in incentive allocation payable	294,930	2,476,035
Decrease in accrued expenses and other liabilities	(537,590)	(746,408)
Net cash provided by (used in) operating activities	(117,824,390)	4,581,974

Financing activities
Borrowings	344,000,000	52,000,000
Repayments of debt	(186,000,000)	(93,000,000)
Payments of debt issuance costs	(5,184,185)	(789,675)
Dividends paid on Series A preferred equity facility	(725,812)	(786,082)
Dividends paid to common shareholders	(27,873,978)	(18,186,395)
Proceeds from shares issued in connection with dividend reinvestment plan	3,715	33,867
Proceeds from common shares sold, net of underwriting and offering costs	-	78,176,790
Net cash provided by financing activities	124,219,740	17,448,505

Net increase in cash and cash equivalents	6,395,350	22,030,479
Cash and cash equivalents at beginning of period	22,984,182	18,035,189
Cash and cash equivalents at end of period	$29,379,532	$40,065,668

Supplemental cash flow information
Interest payments	$1,008,379	$216,361
Excise tax payments	-	969,946

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

1. Organization and Nature of Operations

TCP Capital Corp. (the “Company”) is a Delaware corporation formed on April 2, 2012 as an externally managed, closed-end, non-diversified management investment company. The Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Company invests primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Company may make equity investments directly.

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

June 30, 2014

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

All investments are valued at least quarterly based on affirmative pricing or quotations from independent third- party sources, with the exception of investments priced directly by the Investment Manager which together comprise, in total, less than 5% of the capitalization of the Partnership. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued for financial reporting purposes as of the last business day of the reporting period using the closing price on the date of valuation. Liquid investments not listed on a recognized exchange or market quotation system are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers. Investments not priced by a pricing service or for which market quotations are either not readily available or are determined to be unreliable are valued using affirmative valuations performed by independent valuation services or, for investments aggregating less than 5% of the total capitalization of the Partnership, directly by the Investment Manager.

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

June 30, 2014

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

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2014 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$354,091,533	Market rate approach	Market yields	3.7% - 18.3% (10.9%)
	208,202,341	Market quotations	Indicative bid/ask quotes	1 - 5 (2)
	16,024,731	Market comparable companies	Revenue multiples	0.4x (0.4x)
	2,056,927	Market comparable companies	EBITDA multiples	7.8x (7.8x)
Other Corporate Debt	4,373,153	Market rate approach	Market yields	12.5% - 15.8% (12.5%)
	41,265,000	Market quotations	Indicative bid/ask quotes	1 (1)
	8,767,527	Market comparable companies	EBITDA multiples	7.8x (7.8x)
Equity	7,885,513	Market rate approach	Market yields	13.0% - 18.0% (13.6%)
	3,045,069	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	929,090	Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
	17,381,435	Market comparable companies	EBITDA multiples	4.0x – 6.6x (5.8x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

At June 30, 2014, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt		Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-		$-	$232,804
2	Other observable market inputs *	154,433,236		75,980,765	-
3	Independent third-party pricing sources that employ significant unobservable inputs	580,830,991		50,098,573	26,851,302
3	Investment Manager valuations with significant unobservable inputs	(455,459	)†	4,307,107	2,389,805
Total		$734,808,768		$130,386,445	$29,473,911

* For example, quoted prices in inactive markets or quotes for comparable investments.

† Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

Changes in investments categorized as Level 3 during the six months ended June 30, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	2,964,824	506,298	(3,124,422)
Acquisitions	223,669,965	13,086,400	1,836,050
Dispositions	(83,626,914)	(14,077,239)	(7,927,072)
Transfers out of Level 3 ‡	(78,130,527)	(24,476,520)	-
Transfers into Level 3 §	-	21,725,000	-
Ending balance	$580,830,991	$50,098,573	$26,851,302

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,581,470	$(144,520)	$(1,367,777)

‡  Comprised of eight investments that transferred to Level 2 due to increased observable market activity.

§  Comprised of two investments that transferred from Level 2 due to reduced trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized losses	(141,655)	(529,274)	(64,313)
Acquisitions	125,396	4,303,962	230,939
Dispositions	(4,500,000)	(7,098,916)	(614,528)
Ending balance	$(455,459)**	$4,307,107	$2,389,805

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(141,655)	$141,626	$(678,840)

** Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

There were no transfers between Level 1 and 2 during the six months ended June 30, 2014.

At June 30, 2013, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$894,571
2	Other observable market inputs *	101,706,681	49,326,054	-
3	Independent third-party pricing sources that employ significant unobservable inputs	348,965,723	26,638,820	35,306,315
3	Investment Manager valuations with significant unobservable inputs	-	7,590,732	1,333,148
Total		$450,672,404	$83,555,606	$37,534,034

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the six months ended June 30, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(1,850,044)	7,821,477	(4,860,276)
Acquisitions	106,094,345	7,596,680	9,675,533
Dispositions	(55,970,621)	(15,172,634)	(2,184,312)
Transfers out of Level 3 †	(58,651,283)	-	-
Transfers into Level 3 ‡	-	9,221,660	-
Ending balance	$348,965,723	$26,638,820	$35,306,315

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(412,366)	$1,870,504	$2,101,209

† Comprised of eight investments that transferred to Level 2 due to increased observable market activity.

‡ Comprised of one investment that transferred from Level 2 due to reduced trading volumes.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	353,516	(91,616)
Acquisitions	-	69,758	-
Ending balance	$-	$7,590,732	$1,333,148

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$353,516	$(91,615)

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 2.4% and 2.7% of total investments at June 30, 2014 and December 31, 2013, respectively. Such positions were converted at the respective closing rate in effect at June 30, 2014 and December 31, 2013 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

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

The Partnership did not enter into any new derivative transactions during the six months ended June 30, 2014. At June 30, 2014, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the six months ended June 30, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$(12,284)
Interest rate cap	-	(122,321)

The Partnership did not enter into any new derivative transactions during the six months ended June 30, 2013. At June 30, 2013, the Partnership held a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the six months ended June 30, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$92,452

Valuations of derivatives held at June 30, 2014 and June 30, 2013 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Costs of approximately $3.5 million and $1.5 million were incurred during 2006 and 2013 in connection with placing and extending the Partnership’s revolving credit facility (see Note 4), respectively. Costs of approximately $1.6 million and $1.0 million were incurred during 2013 and 2014 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4), respectively. Costs of approximately $3.4 million were incurred in June 2014 in connection with placing the Company’s unsecured convertible notes (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company or the Partnership.

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes , the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of June 30, 2014, all tax years of the Company, the Partnership, TCPC Funding and the SBIC since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

2. Summary of Significant Accounting Policies (continued)

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at June 30, 2014 were as follows:

Unrealized appreciation	$32,885,769
Unrealized depreciation	(60,067,779)
Net unrealized depreciation	(27,182,010)

Cost	$921,644,127

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At June 30, 2014, the General Partner’s equity interest in the Partnership was comprised entirely of the reserve amount and is reported as a non-controlling interest in the consolidated financial statements of the Company.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

4. Leverage

At June 30, 2014 and December 31, 2013, leverage was comprised of convertible senior unsecured notes issued by the Company (the “Notes”), amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”) as well as amounts outstanding under a preferred leverage facility issued by the Partnership (the “Preferred Interests”), as follows:

	June 30, 2014	December 31, 2013
Convertible Notes	$105,500,788	$-
Partnership Facility	45,000,000	45,000,000
TCPC Funding Facility	100,000,000	50,000,000
Total Debt	$250,500,788	$95,000,000

Preferred Interests	134,000,000	134,000,000
Total Leverage	$384,500,788	$229,000,000

The combined weighted-average interest and dividend rates on total leverage outstanding at June 30, 2014 and December 31, 2013 were 2.63% and 1.38%, respectively.

Amounts outstanding under the Convertible Notes and the Revolving Facilities are carried at amortized cost in the Statement of Assets and Liabilities. As of June 30, 2014, the estimated fair value of the TCPC Funding Facility approximated its carrying value, and the Partnership Facility and Convertible Notes had estimated fair values of $44,155,425 and $108,000,000, respectively. The estimated fair values of the Revolving Facilities and Convertible Notes are determined by discounting projected remaining payments using market interest rates for our borrowings and entities with similar credit risks at the measurement date. At June 30, 2014, the Revolving Facilities and Convertible Notes would be deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Notes

On June 11, 2014, the Company issued $108 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity.  The Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At June 30, 2014, the principal amount of the Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. The Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Revolving Facilities and Preferred Interests.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

4. Leverage (continued)

Prior to the close of business on the business day immediately preceding June 15, 2019, holders may convert their Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the Convertible Notes (the “Indenture”). On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding December 15, 2019, holders may convert their Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the Indenture.

The Convertible Notes are accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any Convertible Note, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, we have the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Indenture.  The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP. In accounting for the Convertible Notes, we estimated at the time of issuance that the values of the debt and equity components of the Convertible Notes were approximately 97.7% and 2.3%, respectively. The original issue discount equal to the equity component of the Convertible Notes was recorded in “paid-in-capital in excess of par” in the accompanying Consolidated Statement of Assets and Liabilities. As a result, the Company will record interest expense comprised of both stated interest and accretion of the original issue discount.  At the time of issuance, the equity component was $2,515,594.  As of June 30, 2014, the components of the carrying value of the Convertible Notes were as follows:

Principal amount of debt	$108,000,000
Original issue discount, net of accretion	(2,499,212)
Carrying value of debt	$105,500,788

For the six months ended June 30, 2014, the components of interest expense for the Convertible Notes were as follows:

Stated interest expense	$251,319
Accretion of original issue discount	16,382
Total interest expense	$267,701

The estimated effective interest rate of the debt component of the Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the six months ended June 30, 2014.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

4. Leverage (continued)

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. The Partnership Facility matures on July 31, 2016. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bear interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility will bear interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of June 30, 2014, the Partnership was in full compliance with such covenants.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 15, 2013, provides for amounts to be drawn up to $200 million, subject to certain collateral and other restrictions. The TCPC Funding Facility matures on May 15, 2017, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility up to $250 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

As of June 30, 2014, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.50% per annum. In connection with the extension and expansion of the facility on February 21, 2014, the interest rate was reduced to a rate of LIBOR plus 2.50% effective March 15, 2014.  In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2014, TCPC Funding was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

4. Leverage (continued)

Preferred Interests

At June 30, 2014, the Preferred Interests were comprised of 6,700 Series A preferred limited partner interests issued and outstanding with a liquidation preference of $20,000 per interest. The Preferred Interests accrue dividends at an annual rate equal to 0.85% plus either LIBOR or the interestholder’s cost of funds (subject to a cap of LIBOR plus 20 basis points). The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of June 30, 2014, the Partnership was in full compliance with such requirements.

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

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

The Consolidated Statement of Investments includes certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at June 30, 2014 as follows:

Revolving Loan Facilities	$23,051,808
Delayed Draw Loans and Notes	19,827,496
Letters of Credit	9,379,246
Total Unfunded Commitments	$52,258,550

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

6. Related Parties

The Company, the Partnership, TCPC Funding, the SBIC, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2014, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership. At June 30, 2014, amounts reimbursable to the Investment Manager totaled $1,750,735, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership. For the six months ended June 30, 2014, expenses allocated pursuant to the Administration Agreements totaled $629,612. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2014.

	Shares Issued	Price Per Share	Net Proceeds
Shares issued from dividend reinvestment plan	214	$17.38	$3,715

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

7. Stockholders’ Equity and Dividends (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the six months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	$0.36		$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	$0.41	*	$14,842,008
					$27,873,978

* Includes a special dividend of $0.05.

The following table summarizes the Company’s dividends declared for the six months ended June 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	$0.36		$9,595,344
					$18,186,395

* Includes a special dividend of $0.05.

8. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net increase in net assets applicable to common shareholders resulting from operations	$30,135,396	$22,176,346
Weighted average shares outstanding	36,199,969	22,564,670
Earnings per share	$0.83	$0.98

9. Subsequent Events

On August 7, 2014, the Company’s board of directors declared a third quarter cash dividend of $0.36 per share payable on September 30, 2014 to stockholders of record as of the close of business on September 16, 2014.

On August 1, 2014, the Holding Company closed a public offering of 5.4 million shares of its common stock at $17.33 per share for gross proceeds of approximately $93.6 million and net proceeds of $90.4 million, net of underwriter discounts and approximately $0.4 million of expenses related to the offering.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

10. Financial Highlights

	Six Months Ended June 30,
	2014	2013

Per Common Share
Per share NAV at beginning of period (1)	$15.18	$14.71

Investment operations:
Net investment income	1.00	1.13
Net realized and unrealized gain	0.06	0.13
Dividends on Series A preferred equity facility	(0.02)	(0.03)
Incentive allocation reserve and distributions	(0.21)	(0.25)
Total from investment operations	0.83	0.98

Issuance of common stock	-	0.01
Issuance of convertible debt	0.07	-
Distributions to common shareholders from:
Net investment income	(0.77)	(0.76)
Per share NAV at end of period	$15.31	$14.94

Per share market price at end of period	$18.21	$16.77

Total return based on market value (1), (2)	13.1%	18.9%
Total return based on net asset value (1), (3)	5.9%	6.7%

Shares outstanding at end of period	36,200,130	26,654,701

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2014

10. Financial Highlights (continued)

	Six Months Ended June 30,
	2014	2013

Ratios to average common equity: (4), (5)
Net investment income (6)	11.8%	13.5%
Expenses	4.0%	3.4%
Expenses and incentive allocation (7)	5.3%	4.8%

Ending common shareholder equity	$554,391,982	$398,188,158
Portfolio turnover rate (1)	19.1%	22.6%
Weighted-average debt outstanding	$136,015,368	$68,712,707
Weighted-average interest rate on debt	2.2%	0.9%
Weighted-average number of common shares	36,199,969	22,564,670
Average debt per share	$3.76	$3.05

(1)	Not annualized.

(2)	Total return based on market value equals the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.

(3)	Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(4)	Annualized, except for incentive allocation.

(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(6)	Net of incentive allocation.

(7)	Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

 Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Six Months Ended June 30, 2014

Security	Acquisitions	Dispositions (2)	Dividends or Interest (3)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$-	$-	$378,971
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	-	509,740
Anacomp, Inc., Class A Common Stock	-	-	-
EPMC HoldCo, LLC, Membership Units	-	(587,048)	-
ESP Holdings, Inc., Cumulative Preferred 15%	-	(2,489,100)	1,968,748
ESP Holdings, Inc., Common Stock	-	(2,955,297)	289,315
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	-	(7,959,369)	205,175
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	-	(75,000)	668,556
KAGY Holding Company, Inc., Series A Preferred Stock	-	-	-
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(47,264)	30,823
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(46,248)	31,435
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	-	(108,844)	4,678
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	-	(72,175)	17,094
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	-	(392,795)	27,571
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	-	(546,206)	148,446
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	-	(529,708)	154,955
N510UA Equipment Trust Beneficial Interests	47,264	(17,956)	42,916
N512UA Equipment Trust Beneficial Interests	46,248	(17,662)	42,592
N536UA Equipment Trust Beneficial Interests	80,397	(467,756)	40,259
N545UA Equipment Trust Beneficial Interests	72,175	(23,768)	54,258
N585UA Equipment Trust Beneficial Interests	92,583	(536,863)	31,098
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	-	(41,134)	10,735
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	-	(36,413)	14,788
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	-	(41,833)	19,780
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(40,241)	20,568
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	-	(40,910)	20,515
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(40,592)	20,747
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	-	(40,278)	20,978
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	-	(39,684)	21,841
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	-	(40,643)	21,566
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	-	(42,269)	14,925
N913DL Equipment Trust Beneficial Interests	41,134	(47,016)	8,402
N918DL Equipment Trust Beneficial Interests	36,413	(44,668)	6,713
N954DL Equipment Trust Beneficial Interests	41,833	(53,876)	6,209
N955DL Equipment Trust Beneficial Interests	40,241	(53,218)	5,775
N956DL Equipment Trust Beneficial Interests	40,910	(53,952)	5,790
N957DL Equipment Trust Beneficial Interests	40,592	(53,728)	5,673
N959DL Equipment Trust Beneficial Interests	40,278	(53,508)	5,559
N960DL Equipment Trust Beneficial Interests	39,684	(53,338)	5,127
N961DL Equipment Trust Beneficial Interests	40,643	(54,274)	5,254
N976DL Equipment Trust Beneficial Interests	42,269	(51,280)	5,973
RM Holdco, LLC, Membership Units	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	-	29,083
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	171,723	(47,493)	204,293
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	608,160	-	683,624
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	198,627	-	222,963
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	127,300	-	142,835
United N659UA-767, LLC (N659UA)	546,206	(337,356)	201,124
United N661UA-767, LLC (N661UA)	529,708	(331,516)	201,973
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	-	-

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

(3)	Also includes fee and lease income as applicable.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2013

Security	Acquisitions	Dispositions (2)	Dividends or Interest (3)

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$2,056,927	$-	$128,215
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	7,586,317	-	640,007
Anacomp, Inc., Class A Common Stock	-	-	-
EPMC HoldCo, LLC, Membership Units	-	(1,481,930)	-
ESP Holdings, Inc., Cumulative Preferred 15%	-	-	-
ESP Holdings, Inc., Common Stock	-	-	32,627
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	749,529	-	1,199,575
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	14,850,000	-	83,281
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	-	(15,759,750)	443,715
KAGY Holding Company, Inc., Series A Preferred Stock	8,096,057	(1,644)	-
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(81,562)	74,646
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(79,808)	75,593
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	-	(143,097)	29,100
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	-	(128,230)	50,422
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	-	(93,707)	88,705
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	-	(999,280)	390,117
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	-	(969,098)	401,041
N510UA Equipment Trust Beneficial Interests	81,562	(35,912)	72,866
N512UA Equipment Trust Beneficial Interests	79,808	(35,323)	72,497
N536UA Equipment Trust Beneficial Interests	143,097	(45,201)	104,929
N545UA Equipment Trust Beneficial Interests	128,359	(47,536)	92,525
N585UA Equipment Trust Beneficial Interests	93,707	(46,776)	80,203
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	-	(77,509)	26,248
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	-	(68,612)	33,806
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	-	(78,825)	44,415
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(75,824)	45,803
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	-	(77,085)	45,775
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(76,487)	46,204
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	-	(75,896)	46,629
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	-	(74,776)	48,285
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	-	(76,582)	47,846
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	-	(79,647)	34,759
N913DL Equipment Trust Beneficial Interests	77,509	(94,032)	12,045
N918DL Equipment Trust Beneficial Interests	68,612	(89,338)	9,213
N954DL Equipment Trust Beneficial Interests	78,825	(107,751)	7,578
N955DL Equipment Trust Beneficial Interests	75,824	(106,437)	6,891
N956DL Equipment Trust Beneficial Interests	77,085	(107,904)	6,845
N957DL Equipment Trust Beneficial Interests	76,487	(107,457)	6,648
N959DL Equipment Trust Beneficial Interests	75,896	(107,015)	6,456
N960DL Equipment Trust Beneficial Interests	74,776	(106,678)	5,662
N961DL Equipment Trust Beneficial Interests	76,582	(108,546)	5,805
N967DL Equipment Trust Beneficial Interests	79,647	(102,560)	7,056
RM Holdco, LLC, Membership Units	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	57,991	-	57,992
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	16,974	(149,183)	413,430
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	567,205	-	1,258,016
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	186,901	-	410,004
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	1,339,883	-	182,711
United N659UA-767, LLC (N659UA)	999,280	(674,714)	316,842
United N661UA-767, LLC (N661UA)	969,098	(663,034)	313,627
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	5,000,000	-	-

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.

(3)	Also includes fee and lease income as applicable.

 TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2014

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holdings, LLC, Convertible Promissory Note, 5%, due 8/5/15	2/5/14
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17	6/6/13

TCP Capital Corp

Consolidating Statement of Assets and Liabilities (Unaudited)

June 30, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments:
Companies less than 5% owned	$-	$827,560,564	$-	$827,560,564
Companies 5% to 25% owned	-	50,409,131	-	50,409,131
Companies more than 25% owned	-	16,699,429	-	16,699,429
Investment in subsidiary	657,998,651	-	(657,998,651)	-
Total investments	657,998,651	894,669,124	(657,998,651)	894,669,124

Cash and cash equivalents	-	29,379,532	-	29,379,532
Accrued interest income	-	8,621,398	-	8,621,398
Receivable for investment securities sold	-	17,396,874	-	17,396,874
Deferred debt issuance costs	3,344,134	4,006,987	-	7,351,121
Receivable for investments sold	-	17,396,874	-	17,396,874
Interest rate cap option	-	1,855	-	1,855
Receivable from subsidiary	400,000	-	(400,000)	-
Prepaid expenses and other assets	101,156	1,084,347	-	1,185,503
Total assets	661,843,941	955,160,117	(658,398,651)	958,605,407

Liabilities
Debt	105,500,788	145,000,000	-	250,500,788
Payable for investment securities purchased	-	8,561,631	-	8,561,631
Incentive allocation payable	-	3,613,830	-	3,613,830
Payable to the Investment Manager	1,241,631	509,104	-	1,750,735
Interest payable	246,604	636,216	-	882,820
Unrealized depreciation on swaps	-	208,862	-	208,862
Payable to Parent	-	400,000	(400,000)	-
Accrued expenses and other liabilities	462,936	2,135,484	-	2,598,420
Total liabilities	107,451,959	161,065,127	(400,000)	268,117,086

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	494,140	-	494,140
Total preferred limited partner interests	-	134,494,140	-	134,494,140

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-	1,602,199	1,602,199

Net assets	$554,391,982	$659,600,850	$(659,600,850)	$554,391,982

Composition of net assets
Common stock	$36,200	$-	$-	$36,200
Additional paid-in capital	670,361,329	771,171,985	(771,171,985)	670,361,329
Accumulated deficit	(116,005,547)	(111,571,135)	113,173,334	(114,403,348)
Non-controlling interest	-	-	(1,602,199)	(1,602,199)
Net assets	$554,391,982	$659,600,850	$(659,600,850)	$554,391,982

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

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$40,474,125	$-	$40,474,125
Companies 5% to 25% owned	-	2,694,179	-	2,694,179
Companies more than 25% owned	-	492,462	-	492,462
Dividend income:
Companies 5% to 25% owned	-	1,968,748	-	1,968,748
Other income:
Companies less than 5% owned	-	954,316	-	954,316
Companies 5% to 25% owned	-	208,543	-	208,543
Companies more than 25% owned	-	463,572	-	463,572
Total interest and related investment income	-	47,255,945	-	47,255,945

Operating expenses
Management and advisory fees	-	5,991,080	-	5,991,080
Interest expense	251,319	1,225,293	-	1,476,612
Amortization of deferred debt issuance costs	25,866	776,282	-	802,148
Administration expenses	-	636,275	-	636,275
Legal fees, professional fees and due diligence expenses	184,807	374,586	-	559,393
Commitment fees	-	407,062	-	407,062
Director fees	55,023	112,359	-	167,382
Insurance expense	39,552	79,276	-	118,828
Custody fees	1,750	109,906	-	111,656
Other operating expenses	576,081	192,563	-	768,644
Total expenses	1,134,398	9,904,682	-	11,039,080

Net investment income (loss)	(1,134,398)	37,351,263	-	36,216,865

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	-	(6,670,011)	-	(6,670,011)
Investments in companies 5% to 25% owned	-	808,411	-	808,411
Net realized loss	-	(5,861,600)	-	(5,861,600)
Net change in unrealized appreciation/depreciation	-	8,029,680	-	8,029,680
Net realized and unrealized gain	-	2,168,080	-	2,168,080

Interest in earnings of subsidiary	31,269,794	-	(31,269,794)	-
Dividends paid on Series A preferred equity facility	-	(725,812)	-	(725,812)
Net change in accumulated dividends on Series A preferred
equity facility	-	10,112	-	10,112
Distributions of incentive allocation to the General Partner
from net investment income	-	-	(7,100,233)	(7,100,233)
Net change in reserve for incentive allocation	-	-	(433,616)	(433,616)

Net increase in net assets resulting from operations	$30,135,396	$38,803,643	$(38,803,643)	$30,135,396

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

Overview

The Holding Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Holding Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Investment operations are conducted either in Special Value Continuation Partners, LP, a Delaware Limited Partnership (the “Operating Company”), of which the Holding Company owns 100% of the common limited partner interests, or in one of the Operating Company’s wholly-owned subsidiaries, TCPC Funding I, LLC (“TCPC Funding”) and TCPC SBIC, LP (the “SBIC”). The Operating Company has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Operating Company is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (“Administrator”) of the Holding Company and the Operating Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Holding Company, the Operating Company, TCPC Funding, and the SBIC. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

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

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “Operating Company Facility”), $200 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility,” and, together with the Operating Company Facility, the “Revolving Facilities”), $108 million in convertible senior unsecured notes issued by the Holding Company (the “Notes”), $75 million in committed leverage from the SBA (the “SBA Program”), and $134 million of outstanding preferred limited partner interests in the Operating Company (the “Preferred Interests,” and, together with the Revolving Facilities, the Notes, and the SBA Program, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2014, 86.9% of our total assets were invested in qualifying assets.

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

The valuation process adopted by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•	The investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our board of directors.

•	Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.

•	The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Advisor in good faith in accordance with our valuation policy without the employment of an independent valuation firm.

•	The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of the investments in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the audit committee of the board of directors.

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

 As of June 30, 2014, 0.1% of our investments were categorized as Level 1, 25.8% were categorized as Level 2, 73.4% were Level 3 investments valued based on valuations by independent third party sources, and 0.7% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2014, we invested approximately $168.6 million across 9 new and 5 existing portfolio companies. Of these investments, 100% were in senior secured debt comprised of senior loans ($157.1 million, or 93% of the total) and senior secured notes ($11.5 million, or 7% of the total). Additionally, we received approximately $87.9 million in proceeds from sales or repayments of investments during the three months ended June 30, 2014.

During the six months ended June 30, 2014, we invested approximately $279.0 million across 17 new and 8 existing portfolio companies. Of these investments, 99.9% were in senior secured debt comprised of senior loans ($242.8 million, or 87.0% of the total) and senior secured notes ($36.0 million, or 12.9% of the total). The remaining $0.2 million (0.1% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $155.4 million in proceeds from sales or repayments of investments during the six months ended June 30, 2014.

At June 30, 2014, our investment portfolio of $894.7 million (at fair value) consisted of 74 portfolio companies and was invested 97% in debt investments, of which 99.9% was in senior secured debt and 0.1% in subordinated debt. In aggregate, our investment portfolio was invested 81% in senior secured loans, 16% in senior secured notes, less than 1% in subordinated debt, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $12.1 million. Our largest portfolio company investment by value was approximately $30.6 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at June 30, 2014. At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013.

The industry composition of our portfolio at fair value at June 30, 2014 was as follows:

Percent of Total
Industry	Investments
Computer Systems Design and Related Services	10.6%
Software Publishers	10.0%
Radio and Television Broadcasting	3.7%
Wireless Telecommunications	3.5%
Newspaper, Periodical, Book, and Directory Publishers	3.5%
Scheduled Air Transportation	3.1%
Nondepository Credit Intermediation	2.9%
Basic Chemical Manufacturing	2.8%
Wired Telecommunications Carriers	2.7%
General Medical and Surgical Hospitals	2.3%
Chemical Manufacturing	2.3%
Other Information Services	2.2%
Nonscheduled Air Transportation	2.2%
Communications Equipment Manufacturing	2.2%
Scientific Research and Development Services	2.1%
Gaming Industries	2.0%
Retail	2.0%
Advertising, Public Relations, and Related Services	2.0%
Business Support Services	1.9%
Activities Related to Real Estate	1.9%
Electrical Equipment and Component Manufacturing	1.8%
Full-Service Restaurants	1.8%
Lessors of Nonfinancial Intangible Assets	1.8%
Textile Furnishings Mills	1.8%
Motion Picture and Video Industries	1.7%
Structured Note Funds	1.7%
Cut and Sew Apparel Manufacturing	1.6%
Plastics Products Manufacturing	1.6%
Other Telecommunications	1.6%
Oil and Gas Extraction	1.6%
Lessors of Real Estate	1.5%
Grocery Stores	1.4%
Financial Investment Activities	1.4%
Insurance Carriers	1.3%
Electric Power Generation, Transmission and Distribution	1.3%
Artificial Synthetic Fibers and Filaments Manufacturing	1.2%
Satellite Telecommunications	1.2%
Merchant Wholesalers	1.0%
Computer Equipment Manufacturing	1.0%
Other	5.8%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.7% at June 30, 2014 and 10.9% at December 31, 2013. The weighted average effective yields on our senior debt and other debt investments were 10.7% and 5.7%, respectively, at June 30, 2014, versus 10.9% and 13.1% at December 31, 2013.

At June 30, 2014, 77.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 23.0% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 89.0% at June 30, 2014. At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, and 28.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1% at December 31, 2013.

Results of operations

Investment income

Investment income totaled $24.6 million and $14.5 million, respectively, for the three months ended June 30, 2014 and 2013, of which $23.9 million and $13.8 million were attributable to interest and fees on our debt investments and $0.7 million and $0.7 million to other income, respectively. The increase in investment income in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Investment income totaled $47.3 million and $31.3 million, respectively, for the six months ended June 30, 2014 and 2013, of which $43.7 million and $30.2 million were attributable to interest and fees on our debt investments, $2.0 million and $0.0 million to dividends from equity securities, and $1.6 million and $1.1 million to other income, respectively. The increase in investment income in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and an increase in dividend income and other income.

Expenses

Total operating expenses for the three months ended June 30, 2014 and 2013 were $6.2 million and $3.0 million, respectively, comprised of $3.1 million and $1.9 million in base management fees, $0.4 million and $0.2 million in legal and professional fees, $1.3 million and $0.2 million in interest expense and fees related to the Notes and the Revolving Facilities, $0.4 million and $0.1 million in amortization of debt issuance costs, and $1.0 million and $0.6 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt and the higher average interest rate following the issuance of the Notes.

Total operating expenses for the six months ended June 30, 2014 and 2013 were $11.0 million and $5.9 million, respectively, comprised of $6.0 million and $3.9 million in base management fees, $0.6 million and $0.3 million in legal and professional fees, $1.9 million and $0.4 million in interest expense and fees related to the Notes and the Revolving Facilities, $0.8 million and $0.3 million in amortization of debt issuance costs, and $1.8 million and $1.0 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt and the higher average interest rate following the issuance of the Notes.

Net investment income

Net investment income was $18.4 million and $11.5 million, respectively, for the three months ended June 30, 2014 and 2013. The increase in in net investment income in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily reflects the increased interest income in the three months ended June 30, 2014, partially offset by the increase in expenses.

Net investment income was $36.2 million and $25.5 million, respectively, for the six months ended June 30, 2014 and 2013. The increase in in net investment income in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily reflects the increased interest and dividend income in the six months ended June 30, 2014, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended June 30, 2014 and 2013 were $0.9 million and $(4.1) million, respectively. The net realized loss during the three months ended June 30, 2013 was primarily due to a charge on the recapitalization of AGY, a transaction in which we received both new debt and preferred equity in a deleveraged company. The initial AGY investment was part of our legacy distressed debt strategy and has generated substantial cash interest income. For the three months ended June 30, 2014 and 2013, the change in net unrealized depreciation was $(3.9) million and $4.8 million, respectively. The change in net unrealized depreciation for the three months ended June 30, 2014 was primarily due to an investment made prior to our initial public offering as part of our legacy distressed strategy and which has yielded significant income for many years. The Company also had an unrealized mark to market adjustment on certain of our United Airlines aircraft. The change in net unrealized depreciation for the three months ended June 30, 2013 was primarily due to the reversal of unrealized depreciation from the recapitalization of AGY.

Net realized gains (losses) for the six months ended June 30, 2014 and 2013 were $(5.9) million and $(3.6) million, respectively. The net realized loss during the six months ended June 30, 2014 was due primarily to the disposition of our investment in ESP Holdings, Inc., an investment made prior to our initial public offering as part of our legacy distressed strategy and which has generated substantial cash interest income. For the six months ended June 30, 2014 and 2013, the change in net unrealized appreciation was $8.0 million and $6.6 million, respectively. The change in net unrealized depreciation for the six months ended June 30, 2014 and June 30, 2014 were primarily due to reversals of prior period unrealized depreciation.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at yearend as such amounts are known. There was no U.S. federal excise tax recorded during the six months ended June 30, 2014 and 2013.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the three months ended June 30, 2014 and 2013 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar. Dividends on the Preferred Interests for the six months ended June 30, 2014 and 2013 were $0.7 million and $0.8 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended June 30, 2014 and 2013 was $3.6 million and $2.5 million, respectively. Incentive compensation distributable to the General Partner for the six months ended June 30, 2014 and 2013 was $7.1 million and $5.2 million, respectively. Incentive compensation for the three and six months ended June 30, 2014 and 2013 was distributable due to our performance exceeding the total return threshold. The reserve for incentive compensation to the General Partner decreased during the three months ended June 30, 2014 and 2013 by $0.6 million and $0.1 million, respectively. The reserve for incentive compensation to the General Partner increased during the six months ended June 30, 2014 and 2013 by $0.4 million and $0.3 million, respectively. The change in reserve for incentive compensation for the three and six months ended June 30, 2014 reflects the change in the amount in excess of distributable incentive compensation which would have been earned by the General Partner had we liquidated at net asset value at June 30, 2014 and June 30, 2013, respectively.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $12.0 million and $9.4 million for the three months ended June 30, 2014 and 2013, respectively. The higher net increase in net assets resulting from operations during the three months ended June 30, 2014 is primarily due to the increase in net investment income, partially offset by the net realized and unrealized loss during the three months ended June 30, 2014 compared to the net realized and unrealized gain during the three months ended June 30, 2013. The net increase in net assets resulting from operations was $30.1 million and $22.2 million for the six months ended June 30, 2014 and 2013, respectively. The higher net increase in net assets resulting from operations during the six months ended June 30, 2014 is primarily due to the increase in net investment income.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through the initial private placement of common shares of Special Value Continuation Fund, LLC (the predecessor entity) which were subsequently converted to common stock of the Holding Company, the net proceeds from the initial and secondary public offerings of our common stock, borrowings under our Leverage Program, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

Amounts outstanding and available under the combined Leverage Program at June 30, 2014 were as follows:

	Rate	Carrying Value **	Available	Total Capacity
Operating Company Facility	L+44*	$45,000,000	$71,000,000	$116,000,000
TCPC Funding Facility	L+250*	100,000,000	100,000,000	200,000,000
Notes ($108 million par)	5.25%	105,500,788	-	105,500,788
SBA Program	TBD	-	75,000,000	75,000,000
Preferred Interests	L+85*	134,000,000	-	134,000,000
Total Leverage Program		$384,500,788	$246,000,000	$630,500,788

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

** Except for the Notes, all carrying values are the same as the principal amounts outstanding.

Net cash used in operating activities during the six months ended June 30, 2014 was $117.8 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $140.8 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $23.0 million.

Net cash provided by financing activities was $124.2 million during the six months ended June 30, 2014, consisting primarily of $158.0 million of net borrowings, reduced by $27.9 million in dividends on common equity, $0.7 million in dividends on the Preferred Interests, and payment of $5.2 million in debt issuance costs.

At June 30, 2014, we had $29.4 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2014, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Company Facility, the TCPC Funding Facility and the Notes mature in July 2016, May 2017, and December 2019, respectively, and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

Challenges in the market are intensified for us by certain regulatory limitations under the Code and the 1940 Act. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments may make it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. While we anticipate being able to continue to satisfy all covenants and repay the outstanding balances under the Leverage Program when due, there can be no assurance that we will be able to do so, which could lead to an event of default.

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

The following tables summarize dividends declared for the six months ended June 30, 2014 and June 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	$0.36		$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	0.41	*	14,842,008
Total for six months ended June 30, 2014			$0.77		$27,873,978

March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	0.36		9,595,344
Total for six months ended June 30, 2013			$0.76		$18,186,395

* Includes a special dividend of $0.05.

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the six months ended June 30, 2014 and 2013:

	2014	2013
Shares Issued	214	1,104
Average Price Per Share	$17.36	$15.96
Proceeds	$3,715	$17,614

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

Recent Developments

From July 1, 2014 through August 5, 2014, the Operating Company has invested approximately $99.2 million in seven senior secured loans with a combined effective yield of approximately 11.3%.

On August 1, 2014, the Company closed a public offering of 5.4 million shares of its common stock at $17.33 per share for gross proceeds of approximately $93.6 million and net proceeds of $90.4 million, net of underwriter discounts and approximately $0.4 million of expenses related to the offering.

On August 7, 2014, the Company’s board of directors declared a third quarter cash dividend of $0.36 per share payable on September 30, 2014 to stockholders of record as of the close of business on September 16, 2014.

Item 3:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2014, 77.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2014, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 89.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2014 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$14,881,166	$(8,370,000)	$6,511,166
Up 200 basis points	8,158,593	(5,580,000)	2,578,593
Up 100 basis points	1,802,700	(2,790,000)	(987,300)
Down 100 basis points	(253,060)	644,211	391,151
Down 200 basis points	(253,060)	644,211	391,151
Down 300 basis points	(253,060)	644,211	391,151

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2014, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 6, 2014.

The SBIC may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from the SBIC. We will be partially dependent on the SBIC for cash distributions to enable us to meet the RIC distribution requirements. The SBIC may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for the SBIC to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such a waiver and if the SBIC is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

The SBIC is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

On April 22, 2014, the Operating Company's wholly-owned subsidiary, the SBIC received an SBIC license from the SBA. The SBIC license allows the SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC's assets over our stockholders in the event we liquidate the SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC upon an event of default.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the SBIC to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or any transfers of the capital stock of a licensed SBIC. If the SBIC fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. The Advisor, as the SBIC's investment adviser, does not have any prior experience managing an SBIC. Its lack of experience in complying with SBA regulations may hinder its ability to take advantage of the SBIC's access to SBA-guaranteed debentures. Any failure to comply with SBA regulations could have an adverse effect on our operations.

SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. A proposed bill in the U.S. Senate, the Expanding Access to Capital for Entrepreneurial Act, or Senate Bill 511, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of June 30, 2014, the SBIC did not have any SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of the SBIC as an SBIC does not automatically assure that the SBIC will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon the SBIC continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by the SBIC.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. The SBIC will need to generate sufficient cash flow to make required interest payments on the debentures. If the SBIC is unable to meet its financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the SBIC's assets over our stockholders in the event we liquidate the SBIC or the SBA exercises its remedies under such debentures as the result of a default by us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.1	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(3)
4.2	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included as part of Exhibit (4.1))(3)
10.1	Form of Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 9, 2014, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian(4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(2)	Incorporated by reference to Exhibit (b)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on June 17, 2014.
(4)	Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K filed on June 9, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TCP CAPITAL CORP.

Date: August 7, 2014
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: August 7, 2014
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

