Form 10-Q
period 2014-09-30
TCP Capital Corp.
filed 2014-11-06
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 5, 2014 was 42,810,497.

Table of Contents

TCP CAPITAL CORP.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2014 (unaudited) and December 31, 2013	2
	Consolidated Statements of Investments as of September 30, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	13
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013	14
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	15
	Notes to Consolidated Financial Statements (unaudited)	16
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013	36
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2014 (unaudited) and December 31, 2013	37
	Consolidating Statement of Assets and Liabilities as of September 30, 2014 (unaudited) and December 31, 2013	39
	Consolidating Statement of Operations for the nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

Part II.	Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,012,619,777 and $684,569,508, respectively)	$1,010,685,137	$678,326,915
Companies 5% to 25% owned (cost of $54,987,297 and $73,946,547, respectively)	48,193,229	69,068,808
Companies more than 25% owned (cost of $40,807,126 and $42,588,724 respectively)	15,918,961	18,867,236
Total investments (cost of $1,108,414,200 and $801,104,779, respectively)	1,074,797,327	766,262,959

Cash and cash equivalents	24,144,075	22,984,182
Receivable for investments sold	-	3,605,964
Accrued interest income:
Companies less than 5% owned	9,677,087	6,282,353
Companies 5% to 25% owned	650,326	415,061
Companies more than 25% owned	31,901	41,691
Deferred debt issuance costs	7,487,811	2,969,085
Unrealized appreciation on swaps	1,071,130	-
Options (cost $51,750)	1,327	14,139
Prepaid expenses and other assets	1,745,080	753,768
Total assets	1,119,606,064	803,329,202

Liabilities
Debt	319,099,077	95,000,000
Incentive allocation payable	3,767,604	3,318,900
Interest payable	2,482,066	430,969
Payable for investments purchased	1,250,031	14,706,942
Payable to the Investment Manager	411,292	1,121,108
Unrealized depreciation on swaps	-	331,183
Accrued expenses and other liabilities	2,862,844	3,136,010
Total liabilities	329,872,914	118,045,112

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	498,858	504,252
Total preferred limited partner interests	134,498,858	134,504,252

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	701,164	1,168,583

Net assets applicable to common shareholders	$654,533,128	$549,611,255

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 42,410,242 and 36,199,916 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	42,410	36,200
Paid-in capital in excess of par	774,297,634	667,842,020
Accumulated net investment income	24,345,823	24,016,095
Accumulated net realized losses	(110,733,996)	(105,800,278)
Accumulated net unrealized depreciation	(32,717,579)	(35,314,199)
Non-controlling interest	(701,164)	(1,168,583)
Net assets applicable to common shareholders	$654,533,128	$549,611,255

Net assets per share	$15.43	$15.18

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited)

September 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	First Lien Term Loan B	LIBOR (Q)	7.25%	1.25%	4/3/2018	$683,590	$696,318	$684,728	0.06%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	11.00%	1.50%	10/3/2018	$7,448,973	7,266,578	7,363,310	0.67%
							7,962,896	8,048,038	0.73%
Activities Related to Real Estate
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	8.00%	1.00%	3/26/2021	$16,511,362	16,284,331	16,560,896	1.51%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	6.25%	1.25%	3/18/2018	€13,165,705	16,717,182	16,213,862	1.48%	D/I

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	12.00%	-	9/15/2016	$2,298,418	2,298,418	2,298,418	0.21%	B
AGY Holding Corp.	Second Lien Notes	Fixed	11.00%	-	11/15/2016	$9,268,000	7,586,318	8,637,777	0.79%	B/E
							9,884,736	10,936,195	1.00%
Basic Chemical Manufacturing
M&G Chemicals S.A. (Luxembourg)	Sr Secured Term Loan	LIBOR (Q)	7.50%	-	3/18/2016	$15,632,077	15,632,077	15,632,077	1.42%	I
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	6.50%	1.00%	2/28/2020	$8,955,000	8,794,870	9,089,325	0.83%
							24,426,947	24,721,402	2.25%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	10.625%	-	8/1/2018	$7,780,000	7,780,000	8,091,200	0.74%	E/G

Business Support Services
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	8/28/2019	$14,643,455	14,012,131	14,863,107	1.35%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	8.25%	1.25%	9/30/2018	$19,946,579	19,627,478	20,208,378	1.84%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	7.625%	1.25%	12/11/2018	$14,887,500	14,738,625	14,746,069	1.34%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	10.50%	1.50%	12/1/2018	$10,000,000	9,704,432	9,150,000	0.84%

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	4.75% Cash + 4% PIK	0.25%	3/31/2019	$30,613,101	30,061,099	30,980,458	2.82%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	3.50%	1.00%	5/31/2018	$–	(780,948)	(570,240)	(0.05%)	L
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.00%	6/28/2020	$15,000,000	14,878,125	15,000,000	1.36%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	7.50%	1.00%	5/29/2021	$11,993,035	11,873,105	11,813,140	1.07%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan B	LIBOR (Q)	8.00%	-	9/3/2018	$2,367,400	2,367,400	2,352,012	0.21%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$10,560,000	10,433,374	10,317,120	0.94%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	8.00%	-	9/3/2018	$4,734,800	4,734,800	4,704,024	0.43%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$5,280,000	5,220,412	5,158,560	0.47%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	7.50%	1.00%	12/4/2018	$131,329	125,092	131,329	0.01%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	7.50%	1.00%	12/4/2018	$6,595,001	6,521,724	6,529,051	0.59%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.00%	12/27/2020	$7,200,000	7,164,000	7,200,000	0.66%
							92,598,183	93,615,454	8.51%

Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	9.60%	1.00%	4/8/2019	$14,329,403	14,186,109	14,479,862	1.32%

Data Processing, Hosting, and Related Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	7.00%	1.00%	7/31/2020	$–	(42,880)	(34,304)	0.00%	L
Asset International, Inc.	Revolver	LIBOR (M)	7.00%	1.00%	7/31/2020	$355,485	345,667	347,406	0.03%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	7.00%	1.00%	7/31/2020	$8,212,337	8,051,574	8,130,214	0.74%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	8.75%	0.50%	8/6/2019	$5,000,000	3,994,082	4,280,000	0.39%
The Telx Group, Inc.	Senior Notes	Fixed	13.5% PIK	-	7/9/2021	$4,165,481	4,165,481	4,332,100	0.39%	E
United TLD Holdco, Ltd. (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	8.75%	0.50%	8/6/2019	$10,000,000	7,988,163	8,560,000	0.78%	I
							24,502,087	25,615,416	2.33%

Electric Power Generation, Transmission and Distribution
Panda Sherman Power, LLC	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	9/14/2018	$11,045,948	10,926,541	11,301,385	1.03%

Electrical Equipment and Component Manufacturing
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	12/26/2017	$16,153,317	15,912,128	16,234,084	1.48%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	2/6/2018	$6,773,900	6,706,161	6,746,804	0.61%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	10.625%	-	2/1/2016	$2,900,000	2,858,907	2,646,250	0.24%	E

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	7.50%	1.00%	4/30/2022	$6,471,492	6,406,777	6,439,135	0.59%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	5.00%	-	12/31/2022	$10,520,758	13,247,034	3,892,680	0.35%	J
							19,653,811	10,331,815	0.94%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Full-Service Restaurants
RM Holdco, LLC	Subordinated Convertible Term Loan	Fixed	1.12% PIK	-	3/21/2018	$5,164,796	$5,164,796	$15,494	-	B
RM OpCo, LLC	Convertible Second Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$1,565,489	1,543,886	1,565,489	0.14%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	11.00%	-	3/21/2016	$3,763,095	3,763,095	3,763,095	0.34%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B	Fixed	12% Cash + 7% PIK	-	3/21/2016	$7,800,294	7,800,294	6,891,560	0.63%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$2,456,579	2,427,363	2,456,579	0.22%	B
							20,699,434	14,692,217	1.33%
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	8.25%	1.00%	12/20/2018	$2,500,000	2,879,797	3,000,000	0.27%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	8.25%	1.00%	12/20/2020	$14,887,500	14,474,462	15,036,375	1.37%
							17,354,259	18,036,375	1.64%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	9.50%	1.00%	10/23/2019	$21,017,525	20,718,500	21,227,700	1.93%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	9.35%	1.50%	12/28/2015	$12,537,855	12,502,700	12,531,586	1.14%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	8.85%	1.00%	9/17/2019	$21,162,842	20,794,482	21,236,912	1.93%
							33,297,182	33,768,498	3.07%
Insurance Carriers
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	10.50%	1.00%	3/7/2020	$1,265,299	1,169,087	1,311,491	0.12%	E
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	10.50%	1.00%	3/7/2020	$20,627,638	20,219,076	20,823,601	1.90%	E
US Apple Holdco, LLC	First Lien Term Loan	LIBOR (Q)	11.50%	0.50%	8/29/2019	$20,000,000	19,209,747	19,800,000	1.80%
							40,597,910	41,935,092	3.82%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	9.00%	1.25%	5/8/2019	$7,861,809	7,772,384	7,940,466	0.72%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	8.00%	1.00%	5/27/2022	$15,990,714	15,830,807	15,970,726	1.45%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	9.625%	-	3/1/2021	$13,084,000	12,931,013	13,672,780	1.24%	E/G

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	8.75%	1.00%	11/4/2021	$9,079,011	8,897,430	9,124,406	0.83%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	9.00%	-	6/21/2017	$9,462,231	9,396,582	8,279,452	0.75%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	13.50%	-	6/21/2018	$7,569,785	7,513,892	6,812,807	0.62%
							16,910,474	15,092,259	1.37%
Newspaper, Periodical, Book, and Directory Publishers
Hanley-Wood, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.75%	1.25%	7/15/2018	$16,301,800	16,301,800	16,407,762	1.49%
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	6.75%	-	5/20/2018	$3,875,000	3,005,743	3,458,283	0.31%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	6.75%	1.25%	11/20/2018	$9,591,911	9,360,784	9,376,093	0.85%
							28,668,327	29,242,138	2.65%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	11.50%	-	11/15/2019	$10,000,000	9,840,428	10,875,000	0.99%	E/G/I
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	10.75%	-	11/13/2018	$15,084,000	15,084,000	15,084,000	1.37%	E/I
							24,924,428	25,959,000	2.36%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	12% Cash + 3% PIK	-	6/3/2019	$18,518,669	17,275,660	19,074,229	1.74%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partner, LLC	First Lien Term Loan B	LIBOR (M)	8.00%	1.00%	2/27/2018	$15,000,000	14,850,000	14,943,750	1.36%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	8.50%	1.00%	8/4/2019	$10,000,000	9,514,338	9,779,150	0.89%
Willbros Group, Inc.	First Lien Term Loan	LIBOR (Q)	9.75%	1.25%	8/7/2019	$13,622,801	13,292,164	13,781,711	1.25%
							37,656,502	38,504,611	3.50%
Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	7.75%	1.00%	11/6/2021	$19,988,392	19,688,567	19,488,683	1.77%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/30/2021	$14,000,000	13,860,000	13,947,500	1.27%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	9.50%	1.50%	10/11/2017	$3,879,333	3,819,695	3,481,701	0.32%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Pesticide, Fertilizer, and Other Agricultural Chemical Manufacturing
VitAG Holdings, LLC	Sr Secured Term Loan	LIBOR (M)	10.27%	-	2/1/2018	$7,700,000	$7,545,323	$7,766,000	0.71%

Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	9.50%	-	6/1/2018	$13,600,000	13,600,000	12,444,000	1.13%	E/H

Radio and Television Broadcasting
SiTV, Inc.	Sr Secured Notes	Fixed	10.375%	-	7/1/2019	$7,312,000	7,312,000	7,248,020	0.66%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	8.50%	-	5/29/2017	$18,111,966	17,744,530	18,274,974	1.66%
							25,056,530	25,522,994	2.32%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	10.40%	1.00%	9/25/2017	$10,863,636	10,689,030	10,917,954	0.99%
Shopzilla, Inc.	Second Lien Term Loan	LIBOR (Q)	12.50%	-	3/31/2016	$6,630,353	6,536,895	6,567,364	0.60%
Shop Holding, LLC	Convertible Promissory Note	Fixed	5.00%	-	8/5/2015	$73,140	73,140	65,899	0.01%	E
							17,299,065	17,551,217	1.60%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	10.00%	-	10/1/2019	$9,914,000	9,914,000	9,914,000	0.90%	E/G/I

Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/15/2017	$226,723	226,723	232,220	0.02%	F
N918DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/15/2018	$332,830	332,830	341,360	0.03%	F
N954DL	Aircraft Secured Mortgage	Fixed	8.00%	-	3/20/2019	$450,991	450,991	461,380	0.04%	F
N955DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$472,313	472,313	483,140	0.05%	F
N956DL	Aircraft Secured Mortgage	Fixed	8.00%	-	5/20/2019	$470,291	470,291	481,440	0.04%	F
N957DL	Aircraft Secured Mortgage	Fixed	8.00%	-	6/20/2019	$476,444	476,444	487,560	0.04%	F
N959DL	Aircraft Secured Mortgage	Fixed	8.00%	-	7/20/2019	$482,545	482,545	493,680	0.04%	F
N960DL	Aircraft Secured Mortgage	Fixed	8.00%	-	10/20/2019	$504,728	504,728	516,120	0.05%	F
N961DL	Aircraft Secured Mortgage	Fixed	8.00%	-	8/20/2019	$496,848	496,848	508,300	0.05%	F
N976DL	Aircraft Secured Mortgage	Fixed	8.00%	-	2/15/2018	$330,316	330,316	338,640	0.03%	F
Aircraft Leased to United Airlines, Inc.
N510UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$256,135	256,135	299,915	0.03%	B
N512UA	Aircraft Secured Mortgage	Fixed	20.00%	-	10/26/2016	$263,385	263,385	310,270	0.03%	B
N545UA	Aircraft Secured Mortgage	Fixed	16.00%	-	8/29/2015	$139,224	139,224	147,345	0.01%	B
N659UA	Aircraft Secured Mortgage	Fixed	12.00%	-	2/28/2016	$1,876,367	1,876,367	1,990,292	0.18%	F
N661UA	Aircraft Secured Mortgage	Fixed	12.00%	-	5/4/2016	$2,073,525	2,073,525	2,227,375	0.20%	F
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	7.25%	-	7/15/2022	$–	(271,500)	6,788	-	L
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	7.25%	-	7/15/2022	$18,100,000	17,738,000	18,109,050	1.65%
							26,319,165	27,434,875	2.49%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	12.25%	-	4/1/2017	$17,200,000	16,536,295	18,640,500	1.70%	E/G

Semiconductor and Other Electronic Component Manufacturing
Soraa, Inc.	Sr Secured Term Loan	LIBOR (M)	10.27%	-	9/1/2017	$22,500,000	21,771,128	21,892,500	1.99%
SunEdison, Inc.	Senior Secured Letters of Credit	LIBOR (Q)	3.75%	-	2/28/2017	$9,379,246	(1,031,717)	(937,925)	(0.09%)	K/L
							20,739,411	20,954,575	1.90%
Software Publishers
Acronis International GmbH (Switzerland)	First Lien Revolver	LIBOR (Q)	9.50%	1.00%	2/21/2017	$5,634,068	5,634,068	5,634,068	0.51%	I
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	9.50%	1.00%	2/21/2017	$25,000,000	24,774,635	24,612,500	2.25%	I
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	8.50%	0.50%	1/31/2020	$30,000,000	29,418,442	29,760,000	2.72%	I
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	0.4% Cash + 7.6% PIK	1.50%	9/25/2018	$13,318,777	12,589,982	13,438,646	1.22%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	3.75% Cash + 5% PIK	1.00%	9/4/2018	$14,077,353	13,829,562	13,929,541	1.27%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	8.75%	1.25%	10/10/2019	$15,000,000	14,824,557	15,237,450	1.39%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	9.75%	1.50%	5/17/2019	$21,500,000	21,351,941	21,876,250	1.99%
							122,423,187	124,488,455	11.35%
Specialty Hospitals
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	7/1/2018	$4,795,797	4,771,818	4,707,075	0.43%

Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	13.125%	-	8/2/2021	$15,000,000	15,000,000	15,211,500	1.38%	E/I

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2014

Showing Percentage of Total Cash and Investments of the Company

						Principal
						Amount or			%
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	10.00%	1.00%	9/30/2018	$15,758,531	$15,431,697	$15,994,909	1.46%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	8.00%	-	7/2/2017	$25,000,000	25,000,000	25,012,500	2.28%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$374,960	363,777	371,585	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	6.92%	1.00%	5/31/2018	$8,196,573	8,115,088	8,171,983	0.74%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	8.50%	1.25%	2/22/2020	$15,000,000	14,728,136	15,225,000	1.39%
							23,207,001	23,768,568	2.16%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	9.75%	1.50%	6/21/2017	$19,209,212	18,646,792	20,457,811	1.86%
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	6.50%	1.00%	3/21/2018	$5,524,797	5,418,641	5,607,669	0.51%
							24,065,433	26,065,480	2.37%

Total Debt Investments							1,036,294,182	1,041,145,246	94.73%

Equity Securities
Business Support Services
Findly Talent, LLC	Membership Units					708,229	230,938	162,184	0.02%	C/E
STG-Fairway Holdings, LLC	Class A Units					841,479	943,287	2,435,661	0.22%	C/E
							1,174,225	2,597,845	0.24%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units					5,000,000	5,000,000	4,375,000	0.40%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock					1,255,527	26,711,048	878,869	0.08%	C/E/F
Rightside Group, Ltd.	Warrants					498,855	2,778,622	2,391,002	0.22%	C/E
							29,489,670	3,269,871	0.30%

Depository Credit Intermediation
Doral Financial Corporation (Puerto Rico)	Common Stock					53,890	11,699,417	357,828	0.03%	C/K

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units					168,698	172,694	18,557	-	C/E/J

Full-Service Restaurants
RM Holdco, LLC	Membership Units					13,161,000	2,010,777	-	-	B/C/E

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest					33	-	2,165	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units					1,312,720	-	682,614	0.06%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock					1,843	1,274,000	3,180,876	0.29%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock					233,470	300,322	247,478	0.02%	C/E

Retail
Shop Holding, LLC	Class A Units					507,167	480,049	276,862	0.03%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units					326,691	-	3	-	C/E
							480,049	276,865	0.03%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests					937	89,178	119,680	0.01%	E/F
N918DL	Trust Beneficial Interests					776	98,106	137,713	0.01%	E/F
N954DL	Trust Beneficial Interests					728	115,597	71,400	0.01%	E/F
N955DL	Trust Beneficial Interests					705	115,011	111,860	0.01%	E/F
N956DL	Trust Beneficial Interests					710	114,963	107,440	0.01%	E/F
N957DL	Trust Beneficial Interests					705	115,695	108,120	0.01%	E/F
N959DL	Trust Beneficial Interests					699	116,425	109,140	0.01%	E/F
N960DL	Trust Beneficial Interests					684	119,292	108,460	0.01%	E/F
N961DL	Trust Beneficial Interests					694	118,520	103,020	0.01%	E/F
N976DL	Trust Beneficial Interests					824	100,538	102,350	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
N510UA	Trust Beneficial Interests					63	243,188	416,889	0.04%	B/E
N512UA	Trust Beneficial Interests					62	237,703	408,217	0.04%	B/E
N545UA	Trust Beneficial Interests					79	422,890	598,547	0.05%	B/E
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests					495	2,423,386	2,691,182	0.24%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests					481	2,375,446	2,708,220	0.25%	E/F
							6,805,938	7,902,238	0.72%

TCP Capital Corp.

Consolidated Statement of Investments (Unaudited) (Continued)

September 30, 2014

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities (continued)
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock					9,778	$1,091,200	$579,951	0.05%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
Ichor Systems Holdings, LLC	Membership Units					352	-	213,780	0.02%	C/E
Soraa, Inc.	Warrants to Purchase Common Stock					315,000	408,987	411,611	0.04%	C/E
							408,987	625,391	0.06%

Software Publishers
Blackline Intermediate, Inc.	Warrants					1,232,731	522,678	749,747	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock					1,274,522	8,433,885	5,200,177	0.47%	C/E
Integra Telecom, Inc.	Warrants					346,939	19,920	191,406	0.02%	C/E
V Telecom Investment S.C.A. (Luxembourg)	Common Shares					1,393	3,236,256	3,394,072	0.31%	C/D/E/I
							11,690,061	8,785,655	0.80%

Total Equity Securities							72,120,018	33,652,081	3.07%

Total Investments							1,108,414,200	1,074,797,327	97.80%

Cash and Cash Equivalents
Wells Fargo & Company Money Market Deposit Account								21,393,112	1.95%
Cash Denominated in Foreign Currencies								240,156	0.02%
Cash Held on Account at Various Institutions								2,510,807	0.23%
Cash and Cash Equivalents								24,144,075	2.20%

Total Cash and Investments								$1,098,941,402	100.00%	M

Notes to Consolidated Statement of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	$3,600,000 principal amount of this investment has been segregated to collateralize certain unfunded commitments.

(I)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(J)	Exempt from the definition of investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(L)	Negative balances relate to an unfunded commitment that was acquired at a discount.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), or semiannually (S).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $486,041,022, and $177,994,806, respectively, for the nine months ended September 30, 2014. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2014 was $1,074,439,499, or 97.8% of total cash and investments of the Company.

Options and swaps at September 30, 2014 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$1,327
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/2017	$4,289,019	$1,071,130

See accompanying notes.

TCP Capital Corp.

 Consolidated Statement of Investments

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	First Lien Term Loan	LIBOR (Q)	7.25%	1.25%	4/3/2018	$699,754	$701,280	$703,691	0.09%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	11.00%	1.50%	10/3/2018	$7,434,877	7,228,004	7,382,833	0.94%
							7,929,284	8,086,524	1.03%
Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	6.25%	1.25%	3/18/2018	€13,165,705	16,428,630	16,736,606	2.12%	D/J

Architectural, Engineering, and Related Services
ESP Holdings, Inc.	Jr Unsecured Subordinated Promissory Notes	Fixed	6% Cash + 10% PIK	-	12/31/2019	$7,959,369	7,959,369	7,959,369	1.01%	B/E

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	12.00%		9/15/2016	$2,056,927	2,056,927	2,056,927	0.26%	B
AGY Holding Corporation	Second Lien Term Loan	Fixed	11.00%	-	11/15/2016	$9,268,000	7,586,317	9,268,000	1.17%	B/E
							9,643,244	11,324,927	1.43%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	10.625%	-	8/1/2018	$7,780,000	7,780,000	8,207,900	1.04%	E

Business Support Services
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	9.25%	1.25%	8/28/2019	$14,643,455	13,944,123	14,929,002	1.89%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	8.25%	1.25%	9/30/2018	$17,456,250	17,107,125	17,401,699	2.20%

Communications Equipment Manufacturing
Globecomm Systems Inc.	First Lien Term Loan	LIBOR (Q)	7.625%	1.25%	12/11/2018	$15,000,000	14,850,000	15,097,500	1.91%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	10.50%	1.50%	12/1/2018	$10,000,000	9,666,672	9,100,000	1.15%

Converted Paper Products Manufacturing
Ranpak Corp.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.25%	4/23/2020	$3,469,573	3,434,877	3,573,660	0.45%

Computer Systems Design and Related Services
Blue Coat Systems	First Lien Revolver	LIBOR (Q)	3.50%	1.00%	5/31/2018	$4,500,000	3,540,000	4,060,800	0.51%	L
Blue Coat Systems	Second Lien Term Loan	LIBOR (Q)	8.50%	1.00%	6/28/2020	$15,000,000	14,878,125	15,300,000	1.94%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$10,640,000	10,483,300	10,709,160	1.36%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	7.00%	-	9/3/2018	$5,320,000	5,244,790	5,354,580	0.68%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	7.25%	1.00%	12/27/2020	$7,200,000	7,164,000	7,218,000	0.91%
							41,310,215	42,642,540	5.40%
Data Processing, Hosting, and Related Services
The Telx Group, Inc.	Senior Unsecured Notes	Fixed	10% Cash + 2% PIK	-	9/26/2019	$7,098,916	6,960,435	7,631,335	0.97%	E
Panda Sherman Power, LLC	First Lien Term Loan	LIBOR (Q)	7.50%	1.50%	9/14/2018	$11,070,172	10,932,474	11,402,277	1.44%
Panda Temple Power II, LLC	First Lien Term Loan	LIBOR (Q)	6.00%	1.25%	4/3/2019	$5,892,970	5,834,041	6,069,759	0.77%
							16,766,515	17,472,036	2.21%
Electrical Equipment and Component Manufacturing
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	9.00%	1.00%	12/26/2027	$16,500,317	16,225,541	16,426,066	2.08%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	10.625%	-	2/1/2016	$12,500,000	12,322,875	10,875,000	1.38%	E/G

Financial Investment Activities
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	5.00%	-	12/31/2022	$10,637,623	13,394,183	3,882,732	0.49%	K

Freight Transportation Arrangement
Livingston International, Inc. (Canada)	Second Lien Term Loan	LIBOR (Q)	7.75%	1.25%	4/18/2020	$3,665,217	3,597,620	3,756,848	0.48%	J

Full-Service Restaurants
RM Holdco, LLC	Subordinated Convertible Term Loan	Fixed	1.12% PIK	-	3/21/2018	$5,164,796	5,164,796	2,197,621	0.28%	B
RM OpCo, LLC	Convertible Second Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$1,370,199	1,339,883	1,370,199	0.17%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	11.00%	-	3/21/2016	$3,626,947	3,626,947	3,626,947	0.46%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B	Fixed	12% Cash + 7% PIK	-	3/21/2016	$6,825,328	6,825,328	6,825,328	0.86%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B-1	Fixed	12% Cash + 7% PIK	-	3/21/2016	$2,150,088	2,109,019	2,150,088	0.27%	B
							19,065,973	16,170,183	2.04%

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

  TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Spread	Floor	Maturity	Shares	Cost	Value	Portfolio	Notes

Cash and Cash Equivalents
Wells Fargo & Company	Overnight Repurchase Agreement	Fixed	0.09%	-	1/2/2014			$10,501,688	1.33%
Union Bank of California	Commercial Paper	Fixed	0.10%	-	1/2/2014			8,499,976	1.07%
Cash Denominated in Foreign Currencies								121,389	0.02%
Cash Held on Account at Various Institutions								3,861,129	0.49%
Cash and Cash Equivalents								22,984,182	2.91%

Total Cash and Investments								$789,247,141	100.00%	I

Notes to Consolidated Statement of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	$2,000,000 principal amount of this investment has been segregated to collateralize certain unfunded commitments.

(I)	All cash and investments, except those referenced in Notes G and H above, are pledged as collateral under the Revolving Facilities as described in Note 4 to the Consolidated Financial Statements.

(J)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K)	Excepted from the definition of investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(L)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(M)	Negative balances relate to an unfunded commitment that was acquired at a discount.

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

Options and Swaps at December 31, 2013 were as follows:

Investment	Notional Amount	Fair Value
Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$14,139
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/17	$4,289,019	$(331,183)

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Investment income
Interest income:
Companies less than 5% owned	$24,699,976	$14,257,066	$65,174,101	$41,745,035
Companies 5% to 25% owned	1,728,834	1,938,950	4,423,013	4,035,115
Companies more than 25% owned	214,091	293,711	706,553	936,296
Dividend income:
Companies 5% to 25% owned	-	-	1,968,748	-
Other income:
Companies less than 5% owned	210,622	529,011	1,164,938	1,105,959
Companies 5% to 25% owned	74,038	85,983	282,581	305,739
Companies more than 25% owned	262,905	183,650	726,477	495,165
Total investment income	27,190,466	17,288,371	74,446,411	48,623,309

Operating expenses
Management and advisory fees	3,513,238	2,205,517	9,504,317	6,110,550
Interest expense	2,535,555	340,711	4,012,167	663,820
Amortization of deferred debt issuance costs	545,294	218,764	1,347,442	470,242
Administrative expenses	392,794	256,806	1,029,069	592,422
Legal fees, professional fees and due diligence expenses	268,710	188,284	828,102	489,488
Commitment fees	243,147	85,749	650,209	146,843
Director fees	88,395	76,478	255,776	220,288
Insurance expense	83,996	55,020	202,823	133,816
Custody fees	54,369	45,776	166,025	105,427
Other operating expenses	264,778	227,287	1,033,422	644,793
Total operating expenses	7,990,276	3,700,392	19,029,352	9,577,689

Net investment income	19,200,190	13,587,979	55,417,059	39,045,620

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	544,212	804,482	(5,317,388)	(2,773,020)
Investments in companies 5% to 25% owned	383,670	-	383,670	-
Net realized gain (loss)	927,882	804,482	(4,933,718)	(2,773,020)

Net change in net unrealized appreciation/depreciation	(5,433,060)	2,132,565	2,596,620	8,723,819
Net realized and unrealized gain (loss)	(4,505,178)	2,937,047	(2,337,098)	5,950,799

Dividends on Series A preferred equity facility	(357,451)	(364,043)	(1,083,263)	(1,131,014)
Net change in accumulated dividends on Series A
preferred equity facility	(4,718)	(23,939)	5,394	(7,928)
Distributions of incentive allocation to the General Partner from:
Net investment income	(3,767,604)	(2,639,999)	(10,867,837)	(7,581,335)
Net realized gains	-	(54,157)	-	(312,598)
Net change in reserve for incentive allocation	901,035	(533,253)	467,419	(877,563)

Net increase in net assets applicable to common
shareholders resulting from operations	$11,466,274	$12,909,635	$41,601,674	$35,085,981

Basic and diluted earnings per common share	$0.29	$0.48	$1.11	$1.47
Basic and diluted weighted average common shares
outstanding	40,079,914	26,654,702	37,507,497	23,942,996

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

				Paid in		Accumulated	Accumulated
	Common Stock		Capital	Net	Accumulated	Net	Non-
	Shares	Par Amount	in Excess of Par	Investment Income	Net Realized Losses	Unrealized Depreciation	controlling Interest	Total Net Assets

Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$-	$315,987,550

Issuance of common stock in public offering, net	14,720,000	14,720	224,548,170	-	-	-	-	224,562,890
Issuance of common stock from dividend reinvestment plan	2,288	2	37,414	-	-	-	-	37,416
Net investment income	-	-	-	54,330,262	-	-	-	54,330,262
Realized and unrealized gains (losses)	-	-	-	-	(47,384,746)	56,456,107	-	9,071,361
Dividends on Series A preferred equity facility	-	-	-	(1,494,552)	-	-	-	(1,494,552)
General Partner incentive allocation	-	-	-	(10,567,142)	(645,691)	-	(1,168,583)	(12,381,416)
Dividends paid to common shareholders	-	-	-	(40,502,256)	-	-	-	(40,502,256)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(977,624)	(276,396)	1,254,020	-	-	-
Balance at December 31, 2013	36,199,916	$36,200	$667,842,020	$24,016,095	$(105,800,278)	$(35,314,199)	$(1,168,583)	$549,611,255

Issuance of common stock in public offering, net	6,210,000	6,210	103,934,511	-	-	-	-	103,940,721
Issuance of common stock from dividend reinvestment plan	326	-	5,509	-	-	-	-	5,509
Issuance of convertible debt	-	-	2,515,594	-	-	-	-	2,515,594
Net investment income	-	-	-	55,417,059	-	-	-	55,417,059
Realized and unrealized gains (losses)	-	-	-	-	(4,933,718)	2,596,620	-	(2,337,098)
Dividends on Series A preferred equity facility	-	-	-	(1,077,869)	-	-	-	(1,077,869)
General Partner incentive allocation	-	-	-	(10,867,837)	-	-	467,419	(10,400,418)
Dividends paid to common shareholders	-	-	-	(43,141,625)	-	-	-	(43,141,625)
Balance at September 30, 2014	42,410,242	$42,410	$774,297,634	$24,345,823	$(110,733,996)	$(32,717,579)	$(701,164)	$654,533,128

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating activities
Net increase in net assets applicable to common shareholders resulting
from operations	$41,601,674	$35,085,981
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in
operating activities:
Net realized loss	4,933,718	2,773,020
Net change in unrealized appreciation/depreciation of investments	(2,614,461)	(8,675,023)
Dividends paid on Series A preferred equity facility	1,083,263	1,131,014
Net change in accumulated dividends on Series A preferred equity facility	(5,394)	7,928
Net change in reserve for incentive allocation	(467,419)	877,563
Accretion of original issue discount on investments	(3,044,889)	(1,703,018)
Net accretion of market discount/premium	(1,152,021)	(674,077)
Accretion of original issue discount on convertible debt	114,671	-
Interest and dividend income paid in kind	(4,366,287)	(1,248,459)
Amortization of deferred debt issuance costs	1,347,442	470,242
Changes in assets and liabilities:
Purchases of investment securities	(481,674,735)	(353,293,497)
Proceeds from sales, maturities and paydowns of investments	177,994,806	176,516,172
Increase in accrued interest income - companies less than 5% owned	(3,394,734)	(2,346,218)
Increase in accrued interest income - companies 5% to 25% owned	(235,265)	(321,152)
Decrease in accrued interest income - companies more than 25% owned	9,790	8,749
Decrease in receivable for investments sold	3,605,964	6,439,614
Increase in prepaid expenses and other assets	(991,312)	(371,259)
Increase (decrease) in payable for investments purchased	(13,456,911)	15,103,635
Increase (decrease) in payable to the Investment Manager	(709,816)	171,251
Increase in interest payable	2,051,097	170,674
Increase in incentive allocation payable	448,704	2,694,156
Decrease in accrued expenses and other liabilities	(273,166)	(526,520)
Net cash used in operating activities	(279,195,281)	(127,709,224)

Financing activities
Borrowings	519,500,000	191,000,000
Repayments of debt	(293,000,000)	(115,000,000)
Payments of debt issuance costs	(5,866,168)	(3,058,502)
Dividends paid on Series A preferred equity facility	(1,083,263)	(1,131,014)
Dividends paid to common shareholders	(43,141,625)	(27,782,087)
Proceeds from shares issued in connection with dividend reinvestment plan	5,509	35,507
Proceeds from common shares sold, net of underwriting and offering costs	103,940,721	78,176,790
Net cash provided by financing activities	280,355,174	122,240,694

Net increase (decrease) in cash and cash equivalents	1,159,893	(5,468,530)
Cash and cash equivalents at beginning of period	22,984,182	18,035,189
Cash and cash equivalents at end of period	$24,144,075	$12,566,659

Supplemental cash flow information
Interest payments	$1,846,399	$493,146
Excise tax payments	938,460	969,946

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

September 30, 2014

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

Fair valuations of investments are determined under our documented valuation policy that has been reviewed and approved by the Boards of Directors of the Company and the Partnership, and are subject to their approval in good faith. Generally, to increase objectivity in valuing the investments, the Investment Manager will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Investment Manager’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments that are valued by the Investment Manager are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including those in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

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

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2014 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$508,251,512	Market rate approach	Market yields	3.8% - 18.9% (11.2%)
	213,520,856	Market quotations	Indicative bid/ask quotes	1 - 3 (1)
	14,692,216	Market comparable companies	Revenue multiples	0.4x (0.4x)
	2,298,418	Market comparable companies	EBITDA multiples	7.8x (7.8x)
Other Corporate Debt	65,899	Market rate approach	Market yields	19.0% (19.0%)
	43,816,750	Market quotations	Indicative bid/ask quotes	1 (1)
	12,969,876	Market comparable companies	EBITDA multiples	7.8x – 10.5x (8.7x)
Equity	7,902,239	Market rate approach	Market yields	13.0% - 18.0% (13.7%)
	5,648,331	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	878,869	Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
	18,864,816	Market comparable companies	EBITDA multiples	4.6x – 7.0x (6.3x)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

2. Summary of Significant Accounting Policies (continued)

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At September 30, 2014, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical
	assets	$-	$-	$357,828
2	Other observable market inputs *	175,519,217	70,010,500	-
3	Independent third-party pricing sources that
	employ significant unobservable inputs	738,763,002	52,520,425	32,003,559
3	Investment Manager valuations with
	significant unobservable inputs	-	4,332,100	1,290,696
Total		$914,282,219	$126,863,025	$33,652,083

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the nine months ended September 30, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	47,146	(14,913)	(1,335,910)
Acquisitions	424,280,318	174,943	5,882,955
Dispositions	(115,964,311)	(22,549,239)	(10,046,998)
Transfers out of Level 3 †	(89,614,594)	-	-
Transfers into Level 3 ‡	4,060,800	21,575,000	-
Reclassifications within Level 3 §	-	-	1,436,766
Ending balance	$738,763,002	$52,520,425	$32,003,559

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,089,298	$1,005,398	$(1,075,632)

†  Comprised of nine investments that transferred to Level 2 due to increased observable market activity.

‡  Comprised of two investments that transferred from Level 2 due to reduced trading volumes.

§  Comprised of two investments that reclassified from Investment Manager Valuation and one that reclassified to Investment Manager Valuation.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

2. Summary of Significant Accounting Policies (continued)

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized losses	-	(504,281)	(313,703)
Acquisitions	-	4,303,962	230,937
Dispositions	(4,060,800)	(7,098,916)	(27,479)
Reclassifications within Level 3 **	-	-	(1,436,766)
Ending balance	$-	$4,332,100	$1,290,696

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$166,619	$(341,183)

**  Comprised of two investments that reclassified to Independent Third-Party Valuation and one that reclassified from Independent Third-Party Valuation.

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2014.

At September 30, 2013, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$1,028,216
2	Other observable market inputs *	100,098,095	70,698,908	-
3	Independent third-party pricing sources that employ significant unobservable inputs	448,827,207	38,174,605	34,757,266
3	Investment Manager valuations with significant unobservable inputs	-	7,628,686	2,882,504
Total		$548,925,302	$116,502,199	$38,667,986

* For example, quoted prices in inactive markets or quotes for comparable investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	(1,062,389)	7,520,997	(3,573,701)
Acquisitions	215,773,748	22,962,665	11,023,992
Dispositions	(100,185,011)	(15,172,634)	(3,215,534)
Transfers out of Level 3 †	(58,651,283)	(10,300,000)	-
Transfers into Level 3 ‡	33,608,816	15,991,940	-
Reclassifications within Level 3 §	-	-	(2,152,861)
Ending balance	$448,827,207	$38,174,605	$34,757,266

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(740,697)	$1,570,023	$(2,724,223)

†  Comprised of nine investments that transferred to Level 2 due to increased observable market activity.

‡  Comprised of five investments that transferred from Level 2 due to reduced trading volumes.

§  Comprised of one investment that was reclassified to Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$7,167,458	$1,424,764
Net realized and unrealized gains (losses)	-	356,327	(607,055)
Acquisitions	-	104,901	-
Dispositions	-	-	(88,066)
Reclassifications within Level 3 §	-	-	2,152,861
Ending balance	$-	$7,628,686	$2,882,504

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$356,327	$(607,055)

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

September 30, 2014

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.8% and 2.7% of total investments at September 30, 2014 and December 31, 2013, respectively. Such positions were converted at the respective closing rate in effect at September 30, 2014 and December 31, 2013 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

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

The Partnership did not enter into any new derivative transactions during the nine months ended September 30, 2014. At September 30, 2014, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the nine months ended September 30, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$1,402,313
Interest rate cap	-	(12,812)

During the nine months ended September 30, 2013, TCPC Funding purchased an interest rate cap with a notional amount of $25,000,000 and continued to hold a cross currency basis swap with a notional amount of $6,040,944. Gains and losses from derivatives during the nine months ended September 30, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swaps	$-	$(126,670)
Interest rate cap		(32,598)

Valuations of derivatives held at September 30, 2014 and September 30, 2013 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Costs of approximately $3.5 million and $1.5 million were incurred during 2006 and 2013 in connection with placing and extending the Partnership’s revolving credit facility (see Note 4), respectively. Costs of approximately $1.6 million and $1.3 million were incurred during 2013 and 2014 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4), respectively. Costs of approximately $3.4 million were incurred in June 2014 in connection with placing the Company’s unsecured convertible notes (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company or the Partnership.

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes , the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of September 30, 2014, all tax years of the Company, the Partnership, TCPC Funding and the SBIC since January 1, 2010 remain subject to examination by federal tax authorities. No such examinations are currently pending.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

2. Summary of Significant Accounting Policies (continued)

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at September 30, 2014 were as follows:

Unrealized appreciation	$32,760,177
Unrealized depreciation	(65,356,343)
Net unrealized depreciation	(32,596,166)

Cost	$1,108,465,950

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At September 30, 2014, the General Partner’s equity interest in the Partnership was comprised entirely of the reserve amount and is reported as a non-controlling interest in the consolidated financial statements of the Company.

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

4. Leverage

Leverage is comprised of convertible senior unsecured notes issued by the Company (the “Convertible Notes”), amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), debentures guaranteed by the SBA (the “SBA Debentures”), and amounts outstanding under a preferred leverage facility issued by the Partnership (the “Preferred Interests”), as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

4. Leverage (continued)

	September 30, 2014	December 31, 2013
Convertible Notes	$105,599,077	$-
Partnership Facility	45,000,000	45,000,000
SBA Debentures	18,500,000	-
TCPC Funding Facility	150,000,000	50,000,000
Total Debt	$319,099,077	$95,000,000

Preferred Interests	134,000,000	134,000,000
Total Leverage	$453,099,077	$229,000,000

The combined weighted-average interest and dividend rates on total leverage outstanding at September 30, 2014 and December 31, 2013 were 2.83% and 1.38%, respectively.

Amounts outstanding under the Revolving Facilities, the Convertible Notes and the SBA Debentures are carried at amortized cost in the Statement of Assets and Liabilities. As of September 30, 2014, the estimated fair value of the TCPC Funding Facility and the SBA Debentures approximated its carrying value, and the Partnership Facility and Convertible Notes had estimated fair values of $44,314,383 and $108,000,000, respectively. The estimated fair values of the Revolving Facilities, the Convertible Notes and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for our borrowings and entities with similar credit risks at the measurement date. At September 30, 2014, the Revolving Facilities, the Convertible Notes and the SBA Debentures were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Notes

On June 11, 2014, the Company issued $108 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Revolving Facilities and Preferred Interests. The Company does not have the right to redeem the Convertible Notes prior to maturity.  The Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At September 30, 2014, the principal amount of the Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

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

The Convertible Notes are accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any Convertible Note, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, has the option to pay in cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount, subject to the requirements of the Indenture.  The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP. At the time of issuance the estimated values of the debt and equity components of the Convertible Notes were approximately 97.7% and 2.3%, respectively. The original issue discount equal to the equity component of the Convertible Notes was recorded in “paid-in-capital in excess of par” in the accompanying Consolidated Statement of Assets and Liabilities. As a result, the Company will record interest expense comprised of both stated interest and accretion of the original issue discount.  At the time of issuance, the equity component was $2,515,594.  As of September 30, 2014, the components of the carrying value of the Convertible Notes were as follows:

Principal amount of debt	$108,000,000
Original issue discount, net of accretion	(2,400,923)
Carrying value of debt	$105,599,077

For the nine months ended September 30, 2014, the components of interest expense for the Convertible Notes were as follows:

Stated interest expense	$1,759,233
Accretion of original issue discount	114,671
Total interest expense	$1,873,904

The estimated effective interest rate of the debt component of the Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the nine months ended September 30, 2014.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

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

Advances under the Partnership Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility bear interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of September 30, 2014, the Partnership was in full compliance with such covenants.

SBA Debentures

As of September 30, 2014 the SBIC is able to issue up to $75 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2014, the Partnership had committed $75 million of regulatory capital to the SBIC, $23 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. The interest rate on SBA Debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

SBA Debentures as of September 30, 2014 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.015%	0.355%

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

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

As of September 30, 2014, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.50% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2014, TCPC Funding was in full compliance with such covenants.

Preferred Interests

At September 30, 2014, the Preferred Interests were comprised of 6,700 Series A preferred limited partner interests issued and outstanding with a liquidation preference of $20,000 per interest. The Preferred Interests accrue dividends at an annual rate equal to 0.85% plus either LIBOR or the interestholder’s cost of funds (subject to a cap of LIBOR plus 20 basis points). The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of September 30, 2014, the Partnership was in full compliance with such requirements.

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

The Partnership, TCPC Funding and the SBIC conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company, the Partnership, TCPC Funding and the SBIC to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company, the Partnership, TCPC

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

Funding and the SBIC enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

The Consolidated Statement of Investments includes certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at September 30, 2014 as follows:

Revolving Loan Facilities	$20,517,102
Delayed Draw Loans and Notes	25,652,366
Letters of Credit	9,379,246
Total Unfunded Commitments	$55,548,714

6. Related Parties

The Company, the Partnership, TCPC Funding, the SBIC, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2014, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership. At September 30, 2014, amounts reimbursable to the Investment Manager totaled $411,292, as reflected in the Consolidated Statement of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership. For the nine months ended September 30, 2014, expenses allocated pursuant to the Administration Agreements totaled $1,002,418. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2014.

	Shares Issued	Price Per Share	Net Proceeds
August 1, 2014 public offering	6,210,000	$17.33	$103,940,721
Shares issued from dividend reinvestment plan	326	$16.90	$5,509

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2013:

	Shares Issued	Price Per Share	Net Proceeds
May 21, 2013 public offering	5,175,000	$15.63	$78,176,790
October 1, 2013 public offering	4,370,000	$15.76	$66,473,600
December 18, 2013 public offering	5,175,000	$16.00	$79,912,500
Shares issued from dividend reinvestment plan	2,288	$16.35	$37,416

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the nine months ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	$0.36		$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	$0.41	*	$14,842,008
August 7, 2014	September 16, 2014	September 30, 2014	$0.36		$15,267,647
					$43,141,625

* Includes a special dividend of $0.05.

The following table summarizes the Company’s dividends declared for the nine months ended September 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	$0.36		$9,595,344
August 8, 2013	September 9, 2014	September 30, 2013	$0.36		$9,595,692
					$27,782,087

* Includes a special dividend of $0.05.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

8. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net increase in net assets applicable to common shareholders resulting from operations	$41,601,674	$35,085,981
Weighted average shares outstanding	37,507,497	23,942,996
Earnings per share	$1.11	$1.47

9. Subsequent Events

On October 3, 2014, the Company entered into an equity distribution agreement with each of Raymond James & Associates, Inc. and Cantor Fitzgerald & Co. under which the Company may from time to time offer and sell, at a premium to net asset value, shares of its common stock in negotiated transactions or “at the market” offerings having an aggregate offering price of up to $100,000,000. Through November 3, 2014, the Company issued 400,255 shares pursuant the equity distribution agreement.

On November 5, 2014, the aggregate principal commitment on the TCPC Funding Facility increased to $250 million and the facility’s accordion feature expanded to $300 million.

On November 6, 2014, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share and a special dividend of $0.05 per share. Both dividends are payable on December 31, 2014 to stockholders of record as of the close of business on December 8, 2014.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

10. Financial Highlights

	Nine Months Ended September 30,
	2014	2013

Per Common Share
Per share NAV at beginning of period (1)	$15.18	$14.71

Investment operations:
Net investment income	1.48	1.64
Net realized and unrealized gain	(0.06)	0.25
Dividends on Series A preferred equity facility	(0.03)	(0.05)
Incentive allocation reserve and distributions	(0.28)	(0.37)
Total from investment operations	1.11	1.47

Issuance of common stock	0.20	-
Issuance of convertible debt	0.07	-
Distributions to common shareholders from:
Net investment income	(1.13)	(1.12)
Per share NAV at end of period	$15.43	$15.06

Per share market price at end of period	$16.07	$16.23

Total return based on market value (1), (2)	2.5%	17.7%
Total return based on net asset value (1), (3)	9.1%	10.1%

Shares outstanding at end of period	42,410,242	26,654,802

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2014

10. Financial Highlights (continued)

	Nine Months Ended September 30,
	2014	2013

Ratios to average common equity: (4), (5)
Net investment income (6)	11.0%	12.3%
Expenses	4.4%	3.5%
Expenses and incentive allocation (7)	6.3%	5.7%

Ending common shareholder equity	$654,533,128	$401,503,741
Portfolio turnover rate (1)	20.2%	31.1%
Weighted-average debt outstanding	$179,507,606	$77,106,227
Weighted-average interest rate on debt	3.0%	1.2%
Weighted-average number of common shares	37,507,497	23,942,996
Average debt per share	$4.79	$3.22

(1)	Not annualized.
(2)	Total return based on market value equals the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.
(3)	Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.
(4)	Annualized, except for incentive allocation.
(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.
(6)	Net of incentive allocation.
(7)	Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Consolidated Schedule of Investments in Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2014

Security	Acquisitions	Dispositions (2)	Dividends or Interest (3)
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$241,491	$-	$194,666
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	-	-	764,610
Anacomp, Inc., Class A Common Stock	-	-	-
EPMC HoldCo, LLC, Membership Units	-	(969,969)	-
ESP Holdings, Inc., Cumulative Preferred 15%	-	(2,489,100)	1,968,748
ESP Holdings, Inc., Common Stock	-	(3,481,696)	289,315
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	-	(7,959,369)	205,175
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	-	(112,500)	1,007,054
KAGY Holding Company, Inc., Series A Preferred Stock	-	-	-
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(72,713)	44,412
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(71,150)	17,362
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	-	(108,844)	4,678
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	-	(110,472)	23,416
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	-	(392,795)	27,571
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	-	(831,783)	210,182
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	-	(806,660)	220,226
N510UA Equipment Trust Beneficial Interests	72,713	(26,934)	66,191
N512UA Equipment Trust Beneficial Interests	71,150	(26,493)	93,674
N536UA Equipment Trust Beneficial Interests	80,397	(467,756)	40,259
N545UA Equipment Trust Beneficial Interests	110,472	(35,652)	83,596
N585UA Equipment Trust Beneficial Interests	92,583	(536,863)	31,098
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	-	(62,325)	15,477
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	-	(55,171)	21,629
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	-	(63,383)	29,035
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(60,971)	30,241
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	-	(61,985)	30,151
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(61,503)	30,504
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	-	(61,027)	30,855
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	-	(60,127)	32,159
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	-	(61,580)	31,732
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	-	(64,044)	21,745
N913DL Equipment Trust Beneficial Interests	62,325	(70,524)	13,226
N918DL Equipment Trust Beneficial Interests	55,171	(67,002)	10,621
N954DL Equipment Trust Beneficial Interests	63,383	(80,814)	9,947
N955DL Equipment Trust Beneficial Interests	60,971	(79,827)	9,272
N956DL Equipment Trust Beneficial Interests	61,985	(80,928)	9,305
N957DL Equipment Trust Beneficial Interests	61,503	(80,592)	9,124
N959DL Equipment Trust Beneficial Interests	61,027	(80,262)	8,949
N960DL Equipment Trust Beneficial Interests	60,127	(80,007)	8,292
N961DL Equipment Trust Beneficial Interests	61,580	(81,411)	8,497
N976DL Equipment Trust Beneficial Interests	64,044	(76,920)	9,600
RM Holdco, LLC, Membership Units	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	-	-	43,866
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	278,599	(142,450)	310,334
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	974,966	-	1,056,044
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	318,343	-	344,447
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	204,002	-	220,664
United N659UA-767, LLC (N659UA)	831,783	(506,034)	318,023
United N661UA-767, LLC (N661UA)	806,660	(497,274)	315,057
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	-	-

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.
(3)	Also includes fee and lease income as applicable.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2013

Security	Acquisitions	Dispositions (2)	Dividends or Interest (3)

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$2,056,927	$-	$128,215
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	7,586,317	-	640,007
Anacomp, Inc., Class A Common Stock	-	-	-
EPMC HoldCo, LLC, Membership Units	-	(1,481,930)	-
ESP Holdings, Inc., Cumulative Preferred 15%	-	-	-
ESP Holdings, Inc., Common Stock	-	-	32,627
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	749,529	-	1,199,575
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	14,850,000	-	83,281
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	-	(15,759,750)	443,715
KAGY Holding Company, Inc., Series A Preferred Stock	8,096,057	(1,644)	-
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(81,562)	74,646
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	-	(79,808)	75,593
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	-	(143,097)	29,100
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	-	(128,230)	50,422
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	-	(93,707)	88,705
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	-	(999,280)	390,117
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	-	(969,098)	401,041
N510UA Equipment Trust Beneficial Interests	81,562	(35,912)	72,866
N512UA Equipment Trust Beneficial Interests	79,808	(35,323)	72,497
N536UA Equipment Trust Beneficial Interests	143,097	(45,201)	104,929
N545UA Equipment Trust Beneficial Interests	128,359	(47,536)	92,525
N585UA Equipment Trust Beneficial Interests	93,707	(46,776)	80,203
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	-	(77,509)	26,248
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	-	(68,612)	33,806
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	-	(78,825)	44,415
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(75,824)	45,803
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	-	(77,085)	45,775
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	-	(76,487)	46,204
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	-	(75,896)	46,629
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	-	(74,776)	48,285
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	-	(76,582)	47,846
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	-	(79,647)	34,759
N913DL Equipment Trust Beneficial Interests	77,509	(94,032)	12,045
N918DL Equipment Trust Beneficial Interests	68,612	(89,338)	9,213
N954DL Equipment Trust Beneficial Interests	78,825	(107,751)	7,578
N955DL Equipment Trust Beneficial Interests	75,824	(106,437)	6,891
N956DL Equipment Trust Beneficial Interests	77,085	(107,904)	6,845
N957DL Equipment Trust Beneficial Interests	76,487	(107,457)	6,648
N959DL Equipment Trust Beneficial Interests	75,896	(107,015)	6,456
N960DL Equipment Trust Beneficial Interests	74,776	(106,678)	5,662
N961DL Equipment Trust Beneficial Interests	76,582	(108,546)	5,805
N967DL Equipment Trust Beneficial Interests	79,647	(102,560)	7,056
RM Holdco, LLC, Membership Units	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	57,991	-	57,992
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	16,974	(149,183)	413,430
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B, 12% Cash + 7% PIK, due 3/19/16	567,205	-	1,258,016
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/19/16	186,901	-	410,004
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1, 12% Cash + 7% PIK, due 3/21/16	1,339,883	-	182,711
United N659UA-767, LLC (N659UA)	999,280	(674,714)	316,842
United N661UA-767, LLC (N661UA)	969,098	(663,034)	313,627
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	5,000,000	-	-

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Dispositions include sales, paydowns, mortgage amortizations, and aircraft depreciation.
(3)	Also includes fee and lease income as applicable.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2014

Investment	Acquisition Date

Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Ichor Systems Holdings, LLC, Membership Units	Var. 2009 & 2010
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd, Warrants	8/6/14
Shop Holdings, LLC, Convertible Promissory Note, 5%, due 8/5/15	2/5/14
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17	6/6/13

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities (Unaudited)

September 30, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments:
Companies less than 5% owned	$-	$1,010,685,137	$-	$1,010,685,137
Companies 5% to 25% owned	-	48,193,229	-	48,193,229
Companies more than 25% owned	-	15,918,961	-	15,918,961
Investment in subsidiary	758,688,769	-	(758,688,769)	-
Total investments	758,688,769	1,074,797,327	(758,688,769)	1,074,797,327

Cash and cash equivalents	-	24,144,075	-	24,144,075
Accrued interest income	-	10,359,314	-	10,359,314
Deferred debt issuance costs	3,174,156	4,313,655	-	7,487,811
Unrealized appreciation on swaps	-	1,071,130	-	1,071,130
Interest rate cap option	-	1,327	-	1,327
Receivable from subsidiary	633,589	-	(633,589)	-
Prepaid expenses and other assets	150,212	1,594,868	-	1,745,080
Total assets	762,646,726	1,116,281,696	(759,322,358)	1,119,606,064

Liabilities
Debt	105,599,077	213,500,000	-	319,099,077
Incentive allocation payable	-	3,767,604	-	3,767,604
Interest payable	1,656,229	825,837	-	2,482,066
Payable for investment securities purchased	-	1,250,031	-	1,250,031
Payable to the Investment Manager	128,687	282,605	-	411,292
Payable to Parent	-	633,589	(633,589)	-
Accrued expenses and other liabilities	729,605	2,133,239	-	2,862,844
Total liabilities	108,113,598	222,392,905	(633,589)	329,872,914

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	498,858	-	498,858
Total preferred limited partner interests	-	134,498,858	-	134,498,858

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-	701,164	701,164

Net assets	$654,533,128	$759,389,933	$(759,389,933)	$654,533,128

Composition of net assets
Common stock	$42,410	$-	$-	$42,410
Additional paid-in capital	774,297,634	771,171,985	(771,171,985)	774,297,634
Accumulated deficit	(119,806,916)	(11,782,052)	12,483,216	(119,105,752)
Non-controlling interest	-	-	(701,164)	(701,164)
Net assets	$654,533,128	$759,389,933	$(759,389,933)	$654,533,128

TCP Capital Corp.

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

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$65,174,101	$-	$65,174,101
Companies 5% to 25% owned	-	4,423,013	-	4,423,013
Companies more than 25% owned	-	706,553	-	706,553
Dividend income:
Companies 5% to 25% owned	-	1,968,748	-	1,968,748
Other income:
Companies less than 5% owned	-	1,164,938	-	1,164,938
Companies 5% to 25% owned	-	282,581	-	282,581
Companies more than 25% owned	-	726,477	-	726,477
Total interest and related investment income	-	74,446,411	-	74,446,411

Operating expenses
Management and advisory fees	-	9,504,317	-	9,504,317
Interest expense	1,759,234	2,252,933	-	4,012,167
Amortization of deferred debt issuance costs	195,844	1,151,598	-	1,347,442
Administration expenses	-	1,029,069	-	1,029,069
Legal fees, professional fees and due diligence expenses	285,870	542,232	-	828,102
Commitment fees	-	650,209	-	650,209
Director fees	84,487	171,289	-	255,776
Insurance expense	67,547	135,276	-	202,823
Custody fees	2,625	163,400	-	166,025
Other operating expenses	671,530	361,892	-	1,033,422
Total expenses	3,067,137	15,962,215	-	19,029,352

Net investment income (loss)	(3,067,137)	58,484,196	-	55,417,059

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	-	(5,317,388)	-	(5,317,388)
Investments in companies 5% to 25% owned	-	383,670	-	383,670
Net realized loss	-	(4,933,718)	-	(4,933,718)
Net change in unrealized appreciation/depreciation	-	2,596,620	-	2,596,620
Net realized and unrealized gain	-	(2,337,098)	-	(2,337,098)

Interest in earnings of subsidiary	44,668,811	-	(44,668,811)	-
Dividends paid on Series A preferred equity facility	-	(1,083,263)	-	(1,083,263)
Net change in accumulated dividends on Series A preferred equity facility	-	5,394	-	5,394
Distributions of incentive allocation to the General Partner
from net investment income	-	-	(10,867,837)	(10,867,837)
Net change in reserve for incentive allocation	-	-	467,419	467,419

Net increase in net assets resulting from operations	$41,601,674	$55,069,229	$(55,069,229)	$41,601,674

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

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “Operating Company Facility”), $200 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility,” and, together with the Operating Company Facility, the “Revolving Facilities”), $108 million in convertible senior unsecured notes issued by the Holding Company (the “Convertible Notes”), $75 million in committed leverage from the SBA (the “SBA Program”), and $134 million of outstanding preferred limited partner interests in the Operating Company (the “Preferred Interests,” and, together with the Revolving Facilities, the Convertible Notes, and the SBA Program, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2014, 88.3% of our total assets were invested in qualifying assets.

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

 As of September 30, 2014, 0.1% of our investments were categorized as Level 1, 22.8% were categorized as Level 2, 76.6% were Level 3 investments valued based on valuations by independent third party sources, and 0.5% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2014, we invested approximately $207.0 million, comprised of new investments in 10 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 98.5% were in senior secured debt comprised of senior loans ($203.9 million, or 98.5% of the total). The remaining $3.1 million (1.5% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $22.6 million in proceeds from sales or repayments of investments during the three months ended September 30, 2014.

During the nine months ended September 30, 2014, we invested approximately $486.0 million, comprised of new investments in 27 new and 12 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 99.3% were in senior secured debt comprised of senior loans ($446.7 million, or 91.9% of the total) and senior secured notes ($36.0 million, or 7.4% of the total). The remaining $3.4 million (0.7% of the total) were comprised of four equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $178.0 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2014.

At September 30, 2014, our investment portfolio of $1,074.8 million (at fair value) consisted of 82 portfolio companies and was invested 97% in debt investments, of which 100.0% was in senior secured debt. In aggregate, our investment portfolio was invested 83% in senior secured loans, 14% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.1 million. Our largest portfolio company investment by value was approximately $31.0 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at September 30, 2014. At December 31, 2013, our investment portfolio of $766.3 million (at fair value) consisted of 67 portfolio companies and was invested 95% in debt investments, of which 98% was in senior secured debt and 2% in unsecured or subordinated debt. In aggregate, our investment portfolio was invested 76% in senior secured loans, 17% in senior secured notes, 2% in unsecured or subordinated debt, and 5% in equity investments. Our average portfolio company investment at fair value was approximately $11.4 million. Our largest portfolio company investment by value was approximately $21.3 million and our five largest portfolio company investments by value comprised approximately 13% of our portfolio at December 31, 2013.

The industry composition of our portfolio at fair value at September 30, 2014 was as follows:

Percent of Total
Industry	Investments
Software Publishers	11.7%
Computer Systems Design and Related Services	8.7%
Insurance Carriers	3.9%
Oil and Gas Extraction	3.6%
Scheduled Air Transportation	3.3%
Grocery Stores	3.1%
Wired Telecommunications Carriers	3.0%
Newspaper, Periodical, Book, and Directory Publishers	2.7%
Data Processing, Hosting, and Related Services	2.7%
Wireless Telecommunications	2.4%
Nondepository Credit Intermediation	2.4%
Radio and Television Broadcasting	2.4%
Utility System Construction	2.3%
Basic Chemical Manufacturing	2.3%
Nonscheduled Air Transportation	2.1%
Semiconductor and Other Electronic Component Manufacturing	2.0%
General Medical and Surgical Hospitals	2.0%
Chemical Manufacturing	1.9%
Other Information Services	1.8%
Communications Equipment Manufacturing	1.8%
Scientific Research and Development Services	1.7%
Gaming Industries	1.7%
Retail	1.7%
Business Support Services	1.6%
Activities Related to Real Estate	1.5%
Electrical Equipment and Component Manufacturing	1.5%
Advertising, Public Relations, and Related Services	1.5%
Textile Furnishings Mills	1.5%
Lessors of Nonfinancial Intangible Assetes	1.5%
Structured Note Funds	1.5%
Motion Picture and Video Industries	1.4%
Full-Service Restaurants	1.4%
Cut and Sew Apparel Manufacturing	1.4%
Other Telecommunications	1.3%
Lessors of Real Estate	1.3%
Plastics Products Manufacturing	1.3%
Electric Power Generation, Transmission and Distribution	1.2%
Artificial Synthetic Fibers and Filaments Manufacturing	1.1%
Financial Investment Activities	1.0%
Other	7.3%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.7% at September 30, 2014 and 10.9% at December 31, 2013. At September 30, 2014, 79.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 20.3% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 86.2% at September 30, 2014. At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, and 28.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1% at December 31, 2013.

Results of operations

Investment income

Investment income totaled $27.2 million and $17.3 million, respectively, for the three months ended September 30, 2014 and 2013, of which $26.6 million and $16.5 million were attributable to interest and fees on our debt investments and $0.6 million and $0.8 million to other income, respectively. The increase in investment income in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Investment income totaled $74.5 million and $48.6 million, respectively, for the nine months ended September 30, 2014 and 2013, of which $70.3 million and $46.7 million were attributable to interest and fees on our debt investments, $2.0 million and $0.0 million to dividends from equity securities, and $2.2 million and $1.9 million to other income, respectively. The increase in investment income in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and an increase in dividend income and other income.

Expenses

Total operating expenses for the three months ended September 30, 2014 and 2013 were $8.0 million and $3.7 million, respectively, comprised of $3.5 million and $2.2 million in base management fees, $0.3 million and $0.2 million in legal and professional fees, $2.8 million and $0.4 million in interest expense and fees related to the Covertible Notes and the Revolving Facilities, $0.5 million and $0.2 million in amortization of debt issuance costs, and $0.9 million and $0.7 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt and the higher average interest rate following the issuance of the Convertible Notes.

Total operating expenses for the nine months ended September 30, 2014 and 2013 were $19.0 million and $9.6 million, respectively, comprised of $9.5 million and $6.1 million in base management fees, $0.8 million and $0.5 million in legal and professional fees, $4.7 million and $0.8 million in interest expense and fees related to the Convertible Notes and the Revolving Facilities, $1.3 million and $0.5 million in amortization of debt issuance costs, and $2.7 million and $1.7 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt and the higher average interest rate following the issuance of the Convertible Notes.

Net investment income

Net investment income was $19.2 million and $13.6 million, respectively, for the three months ended September 30, 2014 and 2013. The increase in in net investment income in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily reflects the increased interest income in the three months ended September 30, 2014, partially offset by the increase in expenses.

Net investment income was $55.4 million and $39.0 million, respectively, for the nine months ended September 30, 2014 and 2013. The increase in in net investment income in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily reflects the increased interest and dividend income in the nine months ended September 30, 2014, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains for the three months ended September 30, 2014 and 2013 were $0.9 million and $0.8 million, respectively. For the three months ended September 30, 2014 and 2013, the change in net unrealized depreciation was $(5.4) million and $2.1 million, respectively. The change in net unrealized depreciation for the three months ended September 30, 2014 was primarily a result of increases in market yield spreads and a mark down on an investment made prior to our initial public offering. The change in net unrealized depreciation for the three months ended September 30, 2013 was primarily due to the reversal of unrealized depreciation on a taxable recapitalization of a portfolio investment.

Net realized gains (losses) for the nine months ended September 30, 2014 and 2013 were $(4.9) million and $(2.8) million, respectively. The net realized loss during the nine months ended September 30, 2014 was due primarily to the disposition of our investment in ESP Holdings, Inc., an investment made prior to our initial public offering as part of our legacy distressed strategy and which has generated substantial cash interest income. For the nine months ended September 30, 2014 and 2013, the change in net unrealized appreciation was $2.6 million and $8.7 million, respectively. The change in net unrealized depreciation for the nine months ended September 30, 2014 and September 30, 2013 were primarily due to reversals of prior period unrealized depreciation partially offset by mark to market adjustments during the period.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year-end as such amounts are known. There was no U.S. federal excise tax recorded during the nine months ended September 30, 2014 and 2013.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the three months ended September 30, 2014 and 2013 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the two periods were similar. Dividends on the Preferred Interests for the nine months ended September 30, 2014 and 2013 were $1.1 million and $1.1 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended September 30, 2014 and 2013 was $2.9 million and $3.2 million, respectively. Incentive compensation distributable to the General Partner for the nine months ended September 30, 2014 and 2013 was $10.4 million and $8.8 million, respectively. Incentive compensation for the three and nine months ended September 30, 2014 and 2013 was distributable due to our performance exceeding the total return threshold. The reserve for incentive compensation to the General Partner decreased during the three months ended September 30, 2014 by $0.9 million and increased during the three months ended September 30, 2013 by $0.5 million. The reserve for incentive compensation to the General Partner decreased during the nine months ended September 30, 2014 and 2013 by $0.5 million and increased during the nine months ended September 30, 2013 by $0.9 million. The change in reserve for incentive compensation for the three and nine months ended September 30, 2014 reflects the change in the amount in excess of distributable incentive compensation which would have been earned by the General Partner had we liquidated at net asset value at September 30, 2014 and September 30, 2013, respectively.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $11.5 million and $12.9 million for the three months ended September 30, 2014 and 2013, respectively. The lower net increase in net assets resulting from operations during the three months ended September 30, 2014 is primarily due to the net realized and unrealized loss during the three months ended September 30, 2014 compared to the net realized and unrealized gain during the three months ended September 30, 2013. The net increase in net assets resulting from operations was $41.6 million and $35.1 million for the nine months ended September 30, 2014 and 2013, respectively. The higher net increase in net assets resulting from operations during the nine months ended September 30, 2014 is primarily due to the increase in net investment income.

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

Amounts outstanding and available under the combined Leverage Program at September 30, 2014 were as follows:

	Rate	Carrying Value **	Available	Total Capacity
Operating Company Facility	L+250*	$45,000,000	$71,000,000	$116,000,000
TCPC Funding Facility	L+250*	150,000,000	50,000,000	200,000,000
Convertible Notes ($108 million par)	5.25%	105,599,077	-	105,599,077
SBA Program	3.015%	18,500,000	56,500,000	75,000,000
Preferred Interests	L+85*	134,000,000	-	134,000,000
Total Leverage Program		$453,099,077	$177,500,000	$630,599,077

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

** Except for the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

Net cash used in operating activities during the nine months ended September 30, 2014 was $279.2 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $303.7 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $24.5 million.

Net cash provided by financing activities was $280.4 million during the nine months ended September 30, 2014, consisting primarily of $226.5 million of net borrowings and $103.9 million of net proceeds from the public offering of our common stock on August 1, 2014, reduced by $43.1 million in dividends on common equity, $1.1 million in dividends on the Preferred Interests, and payment of $5.8 million in debt issuance costs.

At September 30, 2014, we had $24.1 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2014, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Company Facility, the TCPC Funding Facility and the Convertible Notes mature in July 2016, May 2017, and December 2019, respectively, and the Preferred Interests will be subject to mandatory redemption in July 2016. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2014 and September 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share		Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	$0.36		$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	0.41	*	14,842,008
August 7, 2014	September 16, 2014	September 30, 2014	0.36		15,267,647
Total for nine months ended September 30, 2014			$1.13		$43,141,625

March 7, 2013	March 18, 2013	March 29, 2013	$0.40	*	$8,591,051
May 8, 2013	June 7, 2013	June 28, 2013	0.36		9,595,344
August 8, 2013	September 9, 2013	September 30, 2013	0.36		9,595,692
Total for nine months ended September 30, 2013			$1.12		$27,782,087

* Includes a special dividend of $0.05.

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the nine months ended September 30, 2014 and 2013:

	2014	2013
Shares Issued	326	2,174
Average Price Per Share	$16.90	$16.33
Proceeds	$5,509	$35,507

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

Recent Developments

From October 1, 2014 through November 5, 2014, the Operating Company has invested approximately $68.8 million in three senior secured loans with a combined effective yield of approximately 10.4%.

On October 3, 2014, the Company entered into an equity distribution agreement with each of Raymond James & Associates, Inc. and Cantor Fitzgerald & Co. under which the Company may from time to time offer and sell, at a premium to net asset value, shares of its common stock in negotiated transactions or “at the market” offerings having an aggregate offering price of up to $100,000,000. Through November 3, 2014, the Company issued 400,255 shares pursuant the equity distribution agreement.

On November 5, 2014, the aggregate principal commitment on the TCPC Funding Facility increased to $250 million and the facility’s accordion feature expanded to $300 million.

On November 6, 2014, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share and a special dividend of $0.05 per share. Both dividends are payable on December 31, 2014 to stockholders of record as of the close of business on December 8, 2014.

Item 3:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2014, 79.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2014, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 86.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2014 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$20,189,336	$(10,425,000)	$9,764,336
Up 200 basis points	11,474,475	(6,950,000)	4,524,475
Up 100 basis points	3,065,566	(3,475,000)	(409,434)
Down 100 basis points	(330,249)	813,150	482,901
Down 200 basis points	(330,249)	813,150	482,901
Down 300 basis points	(330,249)	813,150	482,901

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

PART II – Other Information

Item 1.      Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2014, we are currently not a party to any pending material legal proceedings.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2014, the SBIC had $18.5 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Date: November 6, 2014
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: November 6, 2014
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

