Form 10-K
period 2014-12-31
TCP Capital Corp.
filed 2015-03-10
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2014

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

Yes ☐ No ☒

 The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2014 (the last business day of the Registrant’s most recently completed second quarter) was $659.2 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 9, 2015 was 48,710,627.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

Table of Contents

TCP CAPITAL CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

Investment operations are conducted in the Operating Company, either directly or in one of the Operating Company’s wholly owned subsidiaries, TCPC Funding I, LLC (“TCPC Funding”) and TCPC SBIC, LP (the “SBIC”).  The Holding Company owns 100% of the common limited partner interests of the Operating Company. The Operating Company has also elected to be treated as a BDC under the 1940 Act. The General Partner of the Operating Company is SVOF/MM, LLC (“SVOF/MM”), which also serves as the administrator (the “Administrator”) of the Holding Company and the Operating Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to both the Holding Company and the Operating Company. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

The Holding Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements. The Operating Company has elected to be treated as a partnership for U.S. federal income tax purposes.

On April 2, 2012, the Holding Company converted from a limited liability company to a corporation (the “Conversion”). At the time of the Conversion, all limited liability company interests of Special Value Continuation Fund, LLC (“SVCF”) were exchanged for 15,725,635 shares of common stock in TCP Capital Corp. As a result of the Conversion, the books and records of SVCF became the books and records of the surviving entity.

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

Tennenbaum Capital Partners, LLC

Our investment activities are managed by the Advisor. The Advisor is a leading investment manager (including specialty lending to middle-market companies). The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. As of December 31, 2014, the Advisor had in excess of $6.0 billion in committed capital under management, approximately 25% of which consists of the Holding Company’s committed capital, and a team of over 80 people including investment professionals and other personnel that focus on operations, finance, legal, and compliance, accounting and reporting, investor relations, information technology, and administration. The Advisor was founded in 1999 by Michael E. Tennenbaum, Mark K. Holdsworth and Howard M. Levkowitz, and its predecessor entity, formed by the same individuals, commenced operations in 1996. The three founders along with David Adler, David A. Hollander, Michael E. Leitner, Philip M. Tseng, Rajneesh Vig, and Lee Landrum constitute the Advisor’s active partners (the “Advisor Partners”). The Advisor Partners have significant industry experience, including experience investing in middle-market companies. Together, the Advisor Partners have invested approximately $14.8 billion in more than 385 companies since the Advisor’s inception, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe the Advisor Partners’ investment perspectives, complementary skills, and collective investment experience provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

Since the beginning of 2011, the Advisor executed across its funds approximately $3.3 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $1.3 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $7.0 billion of leveraged loans to 185 companies since 1999, of which we invested over $1.8 billion in 116 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $40 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2014, our investment portfolio of $1,146.5 million (at fair value) consisted of 84 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 82% in senior secured loans, 15% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.6 million. Our largest portfolio company investment by value was approximately $41.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2014.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2014.

Investment by Industry	Investment by Asset Type

Lessors of Real Estate 1.2%
Print Publishers 1.1%
Computer Equipment Mfg 1.0%
Other Telecom 1.2%
Other 6.1%
Synthetic Fibers & Filaments Mfg 1.2%
Software Publishers 9.9%
Cut & Sew Apparel Mfg 1.3%
Broadcast Services 1.3%
Computer Systems Design & Related Services 8.1%
Structured Note Funds 1.3%
Restaurants 1.3%
Specialty Hospitals 1.3%
Advertising & PR Services 1.3%
Lessors of Nonfinancial Intangible Assets 1.4%
Basic Chemical Mfg 6.3%
Activities Related to Real Estate 1.4%
Gaming 1.5%
Retail 1.5%
Communications Equipment Mfg 1.6%
Insurance Carriers 4.5%
Other Information Services 1.7%
Chemical Mfg 1.7%
Scientific R&D Services 3.6%
General Medical & Surgical Hospitals 1.8%
Electrical Equipment & Component Mfg 1.8%
Business Support Services 3.1%
Semiconductor & Other Electronic Component Mfg 1.9%
Telecom 2.9%
Private Air Transportation 2.0%
Air Transportation 2.8%
Oil & Gas Extraction 2.1%
Grocery Stores 2.8%
Textile Furnishings Mills 2.2%
Data Processing & Hosting Services 2.5%
Utility System Construction 2.2%
Management, Scientific, & Technical Consulting Services 2.4%
Wireless Telecom 2.2%
Radio & TV Broadcasting 2.3%
Nondepository Credit Intermediation 2.2%

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with a 15-year history and in excess of $6.0 billion in committed capital as of December 31, 2014, approximately 25% of which consists of the Holding Company’s committed capital, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company ( the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s Advisory Board, Senior Executive Advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

Due Diligence Process

The foundation of the Advisor’s investment process is intensive investment research and analysis by its experienced staff of investment professionals. The Advisor’s senior professionals have worked together for numerous years and we believe that they have a superior level of credit investing knowledge relative to other credit investors. The Advisor supplements its in-house knowledge with industry experts, including CEO/CFO-level executives, with direct management experience in the industries under consideration. The Advisor prefers these industry experts to consultants because of the practical business advice that comes from having managed businesses. The Advisor rigorously and comprehensively analyzes issuers of securities of interest. The process includes a quantitative and qualitative assessment of the issuer’s business, an evaluation of its management, an analysis of the business strategy and industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. The Advisor’s due diligence process includes:

·	an assessment of the outlook for the industry and general macroeconomic trends;

·	discussions with issuer management and other industry executives, including the assessment of management/board strengths and weaknesses;

·	an analysis of the fundamental asset values and the enterprise value of the issuer;

·	review of the issuer’s key assets, core competencies, competitive advantages, historical and projected financial statements, capitalization, financial flexibility, debt amortization requirements, and tax, environmental, legal and regulatory contingencies;

·	review of the issuer’s existing credit documents, including credit agreements, indentures, intercreditor agreements, and security agreements; and

·	review of documents governing the issuer, including charter, by-laws, and key contracts.

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

·	Deal teams maintain contact with portfolio company management through regularly scheduled and ad hoc conference calls and onsite visits.

·	Deal teams review portfolio company progress relative to plan and pre-determined performance benchmarks.

·	Adverse or unexpected developments, as well as consequential routine updates, are reported to the Investment Committee and thoroughly discussed at regularly scheduled weekly meetings. If merited, the Investment Committee will hold ad hoc meetings as necessary to address urgent issues.

·	Deal teams, with Investment Committee approval, encourage portfolio company managers to catalyze events to monetize holdings for greater return, or where needed, take corrective actions to address shortfalls to plan or benchmarks.

·	All existing portfolio holdings are formally reviewed in detail by the entire Investment Committee once per quarter at the Advisor’s quarterly portfolio review.

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

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

·	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

·	is organized under the laws of, and has its principal place of business in, the United States;

·	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

·	satisfies either of the following:

·	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

·	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

·	Securities of any eligible portfolio company which we control.

·	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

·	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

·	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

·	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Small Business Administration Regulations

On April 22, 2014, the SBIC received a license from the Small Business Administration (the “SBA”) to operate as a small business investment company. The SBIC license allows us to borrow funds from the SBA against eligible investments. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $150 million. There is no assurance that we will draw up to the maximum limit available under the Small Business Investment Company program.

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

The SBIC is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2014, none of the Operating Company’s debt investments were in non-accrual status. The Company does not anticipate distressed debt to be a significant part of its ongoing investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

·	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk;

·	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances; and

·	selecting investments that we believe have a very low probability of loss.

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

Under the terms of our investment management agreements, the Advisor:

·	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

·	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

·	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

For purposes of the foregoing computations and the total return limitation, the following definitions apply:

·	“cumulative” means amounts for the period commencing January 1, 2013 and ending as of the applicable calculation date .

·	“contributed common equity” means the value of net assets attributable to our common stock as of December 31, 2012 plus the proceeds to us of all issuances of common stock less (A) offering costs of any of our securities or leverage facilities, (B) all distributions by us representing a return of capital and (C) the total cost of all repurchases of our common stock by us, in each case after December 31, 2012 and through the end of the preceding calendar quarter in question, in each case as determined on an accrual and consolidated basis.

·	“ordinary income before incentive compensation” means our interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) during the period, (i) minus our operating expenses during the period (including the base management fee, expenses payable under the administration agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock), (ii) plus increases and minus decreases in net assets not treated as components of income, operating expense, gain, loss, appreciation or depreciation and not treated as contributions or distributions in respect of common equity, and (iii) without reduction for any incentive compensation and any organization or offering costs, in each case determined on an accrual and consolidated basis.

·	“total return” means the amount equal to the combination of ordinary income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Company for the period, in each case determined on an accrual and consolidated basis.

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

Examples of Incentive Compensation Calculation

Example 1: Income Portion of Incentive Compensation:

Assumptions

·	Total return limitation(1) = 8%

·	Management fee(2) = 1.5%

·	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 1%

Alternative 1

Additional Assumptions

·	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11.5%

·	cumulative ordinary income before incentive compensation (gross ordinary income-(management fee + other expenses)) = 9%

·	cumulative annual total return = 7%

·	prior ordinary income incentive compensation = 0%

Cumulative total return does not exceed total return limitation, therefore there is no income incentive compensation.

(1)	Represents 8.0% annualized total return limitation.

(2)	Represents 1.5% annualized management fee, assuming no liabilities.

(3)	Excludes organizational and offering costs.

Alternative 2

Additional Assumptions

·	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11%

·	cumulative ordinary income before incentive compensation (gross ordinary income–(management fee + other expenses)) = 8.5%

·	cumulative annual total return = 9.5%

·	prior ordinary income incentive compensation = 0%

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

= 1.7% or, if less, 1.5%

= 1.5%

Alternative 3

Additional Assumptions

·	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 15.5%

·	cumulative ordinary income before incentive compensation (gross ordinary income–(management fee + other expenses)) = 13%

·	cumulative annual total return = 18%

·	prior ordinary income incentive compensation = 1%

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

(4)	5% of cumulative unrealized capital gains = 18% cumulative annual total return — 13% cumulative ordinary income before incentive compensation

Example 2: Capital Gains Portion of Incentive Compensation:

Alternative 1:

Assumptions

·	Year 1: $20 million investment made in Company A (“Investment A’’), and $30 million investment made in Company B (“Investment B”).

·	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million. Cumulative annual total return of 40%.

·	Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.

·	Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.

The capital gains portion of the incentive compensation would be:

·	Year 1: None

·	Year 2: Capital gains incentive compensation of $6 million ($6 million = $30 million realized capital gains on sale of Investment A multiplied by 20% and total return limitation satisfied)

·	Year 3: None; no realized capital gains.

·	Year 4: Capital gains incentive compensation of $0.2 million ($31 million cumulative realized capital gains multiplied by 20%, less $6 million of capital gains incentive compensation paid in year 2 and total return limitation satisfied)

Alternative 2

Assumptions

·	Year 1: $20 million investment made in Company A (“Investment A’’), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

·	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Cumulative annual total return of 15%.

·	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Cumulative annual total return of 7%.

·	Year 4: FMV of Investment B determined to be $35 million. Cumulative annual total return of 20%.

·	Year 5: Investment B sold for $40 million. Cumulative annual total return of 20%.

The capital gains portion of the incentive compensation would be:

·	Year 1: None

·	Year 2: Capital gains incentive compensation of $5 million; 20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B, and the total return limitation is satisfied)

·	Year 3: None as the total return limitation is not satisfied

·	Year 4: Capital gains incentive compensation of $2 million ($35 million cumulative realized capital gains (including $5 million of realized capital gains from year 3 at a time when the total return limitation was not satisfied and no cumulative unrealized capital depreciation) multiplied by 20%, less $5 million capital gains incentive compensation paid in year 2, and the total return limitation is satisfied).

·	Year 5: Capital gains incentive compensation of $2 million ($45 million cumulative realized capital gains multiplied by 20%, less $7 million in capital gains incentive compensation paid in years 2 and 4, and the total return limitation is satisfied).

Payment of our expenses

All investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

·	our organization;

·	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);

·	expenses, including travel expense, incurred by the Advisor or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

·	interest payable on debt, if any, incurred to finance our investments;

·	the costs of all future offerings of common stock and other securities, if any;

·	the base management fee and any incentive management fee;

·	distributions on our shares;

·	administration fees payable under our administration agreement;

·	transfer agent and custody fees and expenses;

·	the allocated costs incurred by the General Partner as our Administrator in providing managerial assistance to those portfolio companies that request it;

·	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

·	brokerage fees and commissions;

·	registration fees;

·	listing fees;

·	taxes;

·	director fees and expenses;

·	costs of preparing and filing reports or other documents with the SEC;

·	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

·	costs of holding stockholder meetings;

·	our fidelity bond;

·	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

·	litigation, indemnification and other non-recurring or extraordinary expenses;

·	direct costs and expenses of administration and operation, including audit and legal costs;

·	dues, fees and charges of any trade association of which we are a member; and

·	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

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

Board and shareholder approval of the investment management agreements

Our board of directors held an in-person meeting on May 7, 2014, in order to consider and reapprove our investment management agreements. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreements; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Leverage

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “Operating Company Facility”), $250 million in available debt under a senior secured revolving credit facility issued by TCPC Funding, (the “TCPC Funding Facility,” and, together with the Operating Company Facility, the “Revolving Facilities”), $108 million in convertible senior unsecured notes issued by the Holding Company (the “Convertible Notes”), $75 million in committed leverage from the SBA (the “SBA Program”), and $134 million of outstanding preferred limited partner interests in the Operating Company (the “Preferred Interests,” and, together with the Revolving Facilities, the Convertible Notes, and the SBA Program the “Leverage Program”).

The Operating Company Facility matures on July 31, 2016 and bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points) through July 31, 2014, and bears interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points) from August 1, 2014 through maturity.

The TCPC Funding Facility matures May 15, 2017, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $300 million subject to consent from the lender and other customary conditions.  Borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.75% per annum through March 14, 2014, and bear interest a rate of LIBOR plus 2.50% per annum from March 15, 2014 through maturity.

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

The SBIC is able to issue up to $75 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. The Partnership has committed $75 million of regulatory capital to the SBIC, $31.5 million of which had been funded at December 31, 2014. SBA Debentures are non-recourse and may be prepaid at any time without penalty. The interest rate on SBA Debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants.  As of December 31, 2014, we were in full compliance with such covenants.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

·	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

·	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

·	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

·	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Certain risks in the current environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. While capital markets have improved, these conditions could deteriorate again and global financial markets could experience significant volatility. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on May 15, 2014, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as calculated in accordance with the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

The downgrade of the U.S. credit rating and economic crisis in Europe could negatively impact our business, financial condition and earnings.

Although U.S. lawmakers passed legislation to raise the federal debt ceiling and Standard & Poor’s Ratings Services affirmed its 'AA+' long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our investments. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms.

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Advisor with respect to the portion of the Incentive Fee based on income.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

The Operating Company borrows money, either directly or indirectly through TCPC Funding, and has the Preferred Interests outstanding through the Leverage Program. As a result:

·	our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

·	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

·	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on any borrowed funds or preferred securities issued by us or the Operating Company;

·	our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends; and

·	our ability to amend the Operating Company organizational documents or investment management agreements may be restricted if such amendment could have a material adverse impact on the lenders under our Leverage Program.

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

Under the Leverage Program, we must comply with certain financial and operational covenants. These covenants include:

·	restrictions on the level of indebtedness that we are permitted to incur and the number of Preferred Interests we are permitted to have outstanding in relation to the value of our assets;

·	restrictions on our ability to make distributions and other restricted payments under certain circumstances;

·	restrictions on extraordinary events, such as mergers, consolidation and sales of assets;

·	restrictions on our ability to incur liens and incur indebtedness; and

·	maintenance of a minimum level of stockholders’ equity.

In addition, by limiting the circumstances in which borrowings may occur under the Revolving Facilities, the credit agreements related to the Revolving Facilities, or the Credit Agreements, in effect provides for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of March 9, 2015, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements. In addition, a default under the Operating Company Facility will, in certain circumstances, require the Preferred Interests to be redeemed. As such, failure to comply with these covenants could have a material adverse impact on our business, financial condition and results of operations.

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

The Operating Company Facility matures July 31, 2016, subject to extension by the lenders at our request. Advances under the Operating Company Facility generally bear interest at LIBOR plus 2.50% per annum during the period August 1, 2014 through July 31, 2016, subject to certain limitations. The TCPC Funding Facility matures on May 15, 2017, subject to an extension by the lender at TCPC Funding's request. Advances under the TCPC Funding Facility generally bears interest based on LIBOR plus 2.50% per annum, subject to certain limitations. The Preferred Interests will be subject to mandatory redemption on July 31, 2016. We do not currently know whether we will renew, extend or replace the Revolving Facilities upon their maturities or replace the Preferred Interests, or if we do either or both, whether we will be able to do so on terms that are as favorable as the Revolving Facilities or Preferred Interests, respectively. In addition, we will be required to liquidate assets to repay amounts due under the Revolving Facilities or the Preferred Interests if we do not renew, extend or replace the Revolving Facilities or Preferred Interests prior to their respective maturities.

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

TCPC SBIC may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from TCPC SBIC. We will be partially dependent on TCPC SBIC for cash distributions to enable us to meet the RIC distribution requirements. TCPC SBIC may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for TCPC SBIC to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such a waiver and if TCPC SBIC is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

TCPC SBIC is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

On April 22, 2014, the Operating Company's wholly-owned subsidiary, TCPC SBIC received an SBIC license from the SBA. The SBIC license allows TCPC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to TCPC SBIC's assets over our stockholders in the event we liquidate TCPC SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by TCPC SBIC upon an event of default.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause TCPC SBIC to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a "change of control" of an SBIC or any transfers of the capital stock of a licensed SBIC. If TCPC SBIC fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. The Advisor, as TCPC SBIC's investment adviser, does not have any prior experience managing an SBIC. Its lack of experience in complying with SBA regulations may hinder its ability to take advantage of TCPC SBIC's access to SBA-guaranteed debentures. Any failure to comply with SBA regulations could have an adverse effect on our operations.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2014, TCPC SBIC had $28 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of TCPC SBIC as an SBIC does not automatically assure that TCPC SBIC will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon TCPC SBIC continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by TCPC SBIC.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. TCPC SBIC will need to generate sufficient cash flow to make required interest payments on the debentures. If TCPC SBIC is unable to meet their financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to TCPC SBIC's assets over our stockholders in the event we liquidate TCPC SBIC or the SBA exercises its remedies under such debentures as the result of a default by us.

If we incur additional leverage, it will increase the risk of investing in shares of our common stock.

The Company has indebtedness and the Preferred Interests outstanding pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the Revolving Facilities and may increase the size of the Revolving Facilities or enter into other borrowing arrangements.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses and preferred dividends. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2014, which represented borrowings and preferred stock equal to 38.4% of our total assets. On such date, we also had $1,205.9 million in total assets; an average cost of funds of 2.86%; $462.7 million aggregate principal amount of debt and liquidation preference of the Preferred Interests outstanding; and $731.1 million of total net assets. In order to compute the ‘‘Corresponding Return to Common Stockholders,” the ‘‘Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)” is multiplied by the total value of our investment portfolio at December 31, 2014 to obtain an assumed return to us. From this amount, the sum of interest expense and preferred dividends calculated by multiplying the combined rate of interest and dividends of 2.86% by the $462.7 million of debt and preferred stock is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2014 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments and preferred dividends may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest and Preferred Dividends)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-17%	-10%	-2%	6%	14%

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

A substantial portion of our portfolio investments may be recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity investments that we make for which market quotations are not readily available will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

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

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result will largely be a function of the Advisor's investment process. Although the Advisor manages closed-end funds with similar restrictions, the 1940 Act imposes numerous constraints on the operations of BDCs. The Advisor's limited experience in operating under these constraints may hinder the Advisor's ability to help us take advantage of attractive investment opportunities and to achieve our investment objectives. For example, BDCs are prohibited from making any nonqualifying investment unless at least 70% of their total assets are primarily in qualifying investments, which are primarily securities of private or thinly-traded U.S. companies (excluding certain financial companies), cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The Advisor has limited experience investing under these constraints. In addition, the General Partner has limited experience administering a BDC.

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

Risks related to our investments

Our investments may be risky, and you could lose all or part of your investment.

We invest primarily in middle-market companies primarily through leveraged loans.

Risks Associated with middle-market companies. Investing in private middle-market companies involves a number of significant risks, including:

·	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral;

·	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

·	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;

·	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

·	our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

·	changes in laws and regulations, as well as their interpretations, may adversely affect their respective businesses, financial structures or prospects; and

·	they may have difficulty accessing the capital markets to meet future capital needs.

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

Lower Credit Quality Obligations. Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt that we invest in typically is not rated prior to our investment by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks:

·	increased price sensitivity to a deteriorating economic environment;

·	greater risk of loss due to default or declining credit quality;

·	adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and

·	if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Cyclicality within the energy sector may adversely affect some of our portfolio companies.

Industries within the energy sector are cyclical with fluctuations in commodity prices and demand for, and production of commodities driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices, which may adversely affect the earnings of energy companies in which we may invest and the performance and valuation of our portfolio.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2014, approximately $116.9 million, or approximately 9.8%, of our total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

—	sudden electrical or telecommunications outages;

—	natural disasters such as earthquakes, tornadoes and hurricanes;

—	disease pandemics;

—	events arising from local or larger scale political or social matters, including terrorist acts; and

—	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks related to our common stock

Shares of our common stock may trade at a discount to our net asset value per share.

Common stock of BDCs, like that of closed-end investment companies, frequently trades at a discount to current net asset value, which could adversely affect the ability to raise capital. In the past, shares of our common stock have traded at a discount to our net asset value. The risk that shares of our common stock may continue to trade at a discount to our net asset value is separate and distinct from the risk that our net asset value per share may decline.

If we sell shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Your interest in us may be diluted if you do not fully acquire your proportionate share of any warrants, options or other rights to subscribe for, convert to, or purchase our common stock that we sell. In addition, in such circumstances, if the price at which we sell such warrants, options or other rights to subscribe for, convert to, or purchase our common stock, together with the exercise price, is less than our net asset value per share, then you will experience dilution of the net asset value of your shares.

We received authority from our stockholders at our 2013 annual meeting to issue warrants, options or other rights to subscribe for, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures. In the event we issue warrants, options or other rights to subscribe for, convert into, or purchase our common stock, stockholders who do not exercise such rights will own a smaller proportional interest in us than would otherwise be the case, thereby diluting the proportionate ownership interest and voting power of such stockholder. We cannot state precisely the amount of any such dilution in share ownership or voting power because we have no current intention of making any such offering and do not know at this time the terms or amount of such rights. The amount of dilution that a stockholder will experience could be substantial and the market price and net asset value per share of our common stock could be adversely affected. Our common stockholders will also indirectly bear the expenses associated with any rights offering we may conduct, regardless of whether they elect to exercise any rights.

In addition, if the price at which we sell such warrants, options or other rights to subscribe for, convert to, or purchase our common stock, together with the exercise price, is less than the net asset value per share of our common stock, then our stockholders who do not acquire their proportionate share of such rights will experience dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any such decrease in net asset value is not predictable because it is not known at this time what the price of the warrants, options or other rights to subscribe for, convert into, or purchase our common stock and net asset value per share will be.

Our common stock price may be volatile and may fluctuate substantially.

As with any stock, the price of our common stock will fluctuate with market conditions and other factors. If you sell shares, the price received may be more or less than the original investment. Net asset value will be reduced immediately following our offering by the amount of the sales load and selling expenses paid by us. At our 2014 annual meeting of stockholders held on May 15, 2014, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following the date of the meeting. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. We intend to seek stockholder approval at our 2015 annual meeting to continue for an additional year our ability to issue shares of common stock below net asset value, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of BDCs and closed-end management investment companies, which are structured similarly to us, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. This risk of loss associated with this characteristic of BDCs and closed-end management investment companies may be greater for investors who sell their shares in a relatively short period of time after completion of an offering.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in law, regulatory policies or tax guidelines, particularly with respect to SBICs, RICs or BDCs;

•	our loss of RIC status or TCPC SBIC's loss of SBIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel from the Advisor;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	general economic trends and other external factors; and

•	loss of a major funding source.
•
40

Item 1B.      Unresolved Staff Comments

None

Item 2.      Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 2951 28 th Street Suite 1000, Santa Monica, CA 90405, and are provided by the Advisor in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

		Stock Price		Premium/ (Discount) of High Sales Price	Premium/ (Discount) of Low Sales Price to	Declared
	NAV (1)	High (2)	Low (2)	to NAV (3)	NAV (3)	Dividends

Fiscal year ended December 31, 2013
First Quarter	$14.91	$16.16	$14.64	8.4%	(1.8)%	$ 0.40	(4)
Second Quarter	14.94	16.77	15.01	12.2%	0.5%	0.36
Third Quarter	15.06	16.80	14.99	11.6%	(0.5)%	0.36
Fourth Quarter	15.18	17.42	15.98	14.8%	5.3%	0.41	(4)

Fiscal year ended December 31, 2014
First Quarter	15.32	17.97	16.36	17.3%	6.8%	0.36
Second Quarter	15.31	18.31	15.80	19.6%	3.2%	0.41	(4)
Third Quarter	15.43	18.31	16.07	18.7%	4.1%	0.36
Fourth Quarter	15.01	17.47	15.25	16.4%	1.6%	0.41	(4)

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.

(3)	Calculated as the respective High/Low Stock Price minus the quarter end NAV, divided by the quarter end NAV.

(4)	Includes a special dividend of $0.05 per share.

As of March 9, 2015, we had 35 stockholders of record, and we had approximately 28,800 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies. On March 9, 2015, the last reported sales price of our common stock was $16.14 per share.

The table below sets forth each class of our outstanding securities as of March 9, 2015.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	-	48,710,627

Distributions

Our quarterly dividends and distributions to common stockholders are recorded on the ex-dividend date and are determined by our board of directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. Changes in investment results or focus, expense levels and other factors may have an effect on the amount of distributions we pay in the future. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

The following table summarizes the Company’s dividends declared for the year ended December 31, 2014:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	Regular	$0.36	$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	Regular	0.36	13,032,007
May 7, 2014	June 18, 2014	June 30, 2014	Special	0.05	1,810,001
August 7, 2014	September 16, 2014	September 30, 2014	Regular	0.36	15,267,647
November 5, 2014	December 8, 2014	December 31, 2014	Regular	0.36	17,535,779
November 5, 2014	December 8, 2014	December 31, 2014	Special	0.05	2,435,525
				$1.54	$63,112,929

The following table summarizes the Company’s dividends declared for the year ended December 31, 2013:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	Regular	$0.35	$7,517,170
March 7, 2013	March 18, 2013	March 29, 2013	Special	0.05	1,073,881
May 8, 2013	June 7, 2013	June 28, 2013	Regular	0.36	9,595,344
August 8, 2013	September 9, 2014	September 30, 2013	Regular	0.36	9,595,692
November 7, 2013	December 10, 2013	December 31, 2013	Regular	0.36	11,168,929
November 7, 2013	December 10, 2013	December 31, 2013	Special	0.05	1,551,240
				$1.53	$40,502,256

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

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

·	98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

·	98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and

·	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

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

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for dividends paid on or before December 31, 2014 with respect to any taxable year ending on or before December 31, 2013) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Item 6.      Selected Financial Data

The selected consolidated financial and other data below reflects the consolidated historical operations of the Company.

The selected consolidated financial data below for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 has been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010

Performance Data:
Interest income	$100,923,265	$66,979,064	$49,243,332	$42,113,358	$32,410,819
Dividend income	1,968,748	-	1,811,189	10,610,159	13,547,924
Lease income	1,334,330	1,121,614	823,030	832,843	182,288
Other income	2,355,105	1,508,368	315,208	1,301,316	1,660,181
Total investment income	106,581,448	69,609,046	52,192,759	54,857,676	47,801,212
Interest and credit agreement expenses	9,821,751	2,339,447	857,757	942,288	893,806
Investment advisory expense	13,646,064	8,820,229	6,908,942	6,787,188	6,787,188
Other expenses	5,012,257	3,141,484	2,625,722	1,520,474	1,213,685
Total expenses	28,480,072	14,301,160	10,392,421	9,249,950	8,894,679
Net investment income before taxes	78,101,376	55,307,886	41,800,338	45,607,726	38,906,533
Excise tax expense	808,813	977,624	1,479,978	-	-
Net investment income	77,292,563	54,330,262	40,320,360	45,607,726	38,906,533
Realized and unrealized gains (losses)	(27,304,578)	9,071,361	(12,784,251)	(38,878,881)	31,621,019
Dividends to preferred interest holders	(1,438,172)	(1,494,552)	(1,602,799)	(1,545,555)	(1,519,759)
Distributions of incentive allocation	(14,002,294)	(12,381,416)	-	-	-
Net increase in net assets from operations	$34,547,519	$49,525,655	$25,933,310	$5,183,290	$69,007,793
Per Share Data (at the end of the period):*
Net increase in net assets from operations	$0.88	$1.91	$1.21	$12.37	$164.72
Distributions declared per share	(1.54)	(1.53)	(1.43)	(75.19)	(89.99)
Average weighted shares outstanding for the period	39,395,671	25,926,493	21,475,847	418,956	418,956
Assets and Liabilities Data:
Investments	$1,146,535,886	$766,262,959	$517,683,087	$378,960,536	$453,034,872
Other assets	59,330,911	37,066,243	31,559,015	24,492,967	20,604,286
Total assets	1,205,866,797	803,329,202	549,242,102	403,453,503	473,639,158
Amount drawn on credit facility	328,696,830	95,000,000	74,000,000	29,000,000	50,000,000
Other liabilities	11,543,149	23,045,112	24,728,267	2,116,211	25,050,178
Total liabilities	340,239,979	118,045,112	98,728,267	31,116,211	75,050,178

Preferred Stock	-	-	-	-	23,527
Preferred limited partnership interest	134,497,790	134,504,252	134,526,285	134,466,418	134,377,869
Non-controlling interest	-	1,168,583	-	-	-
Net assets	$731,129,028	$549,611,255	$315,987,550	$237,870,874	$264,187,584
Investment Activity Data:
No. of portfolio companies at period end	84	67	54	41	44
Acquisitions	$669,515,626	$471,087,319	$359,020,926	$237,870,874	$262,837,727
Sales, repayments, and other disposals	$266,008,974	$235,641,665	$211,216,033	$216,916,444	$192,419,667
Weighted-average effective yield at end of period	10.9%	10.9%	11.3%	14.2%	13.1%

*	Per share amounts prior to 2012 were calculated based on 418,986 pre-Conversion shares outstanding. Per share amounts starting in 2012 are calculated on weighted-average shares outstanding for each period.

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

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “Operating Company Facility”), $250 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility,” and, together with the Operating Company Facility, the “Revolving Facilities”), $108 million in convertible senior unsecured notes issued by the Holding Company (the “Convertible Notes”), $75 million in committed leverage from the SBA (the “SBA Program”), and $134 million of outstanding preferred limited partner interests in the Operating Company (the “Preferred Interests,” and, together with the Revolving Facilities, the Convertible Notes, and the SBA Program, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2014, 90.2% of our total assets were invested in qualifying assets.

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

The valuation process approved by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

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

As of December 31, 2014, 0.0% of our investments were categorized as Level 1, 18.5% were categorized as Level 2, 80.9% were Level 3 investments valued based on valuations by independent third party sources, and 0.6% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2014, we invested approximately $669.5 million, comprised of new investments in 33 new and 16 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 99.3% were in senior secured debt comprised of senior loans ($606.0 million, or 90.5% of the total) and senior secured notes ($58.8 million, or 8.8% of the total). The remaining $4.8 million (0.7% of the total) were comprised of five equity investments which were received in connection with debt investments made during the period. Additionally, we received approximately $266.0 million in proceeds from sales or repayments of investments during the year ended December 31, 2014. During the year ended December 31, 2013, we invested approximately $471.1 million across 34 new and 10 existing portfolio companies. Of these investments, 98% were in senior secured debt comprised of senior loans ($381.9 million, or 81% of the total) and senior secured notes ($81.9 million, or 17% of the total). The remaining $7.3 million (2% of the total) were comprised of two equity investments and PIK payments received on investments in unsecured debt. Additionally, we received approximately $235.6 million in proceeds from sales or repayments of investments during the year ended December 31, 2013.

At December 31, 2014, our investment portfolio of $1,146.5 million (at fair value) consisted of 84 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 82% in senior secured loans, 15% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.6 million. Our largest portfolio company investment by value was approximately $41.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2014.

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

The industry composition of our portfolio at fair value at December 31, 2014 was as follows:

Percent of Total
Industry	Investments
Software Publishers	9.9%
Computer Systems Design and Related Services	8.1%
Basic Chemical Manufacturing	6.3%
Insurance Carriers	4.5%
Scientific Research and Development Services	3.6%
Business Support Services	3.1%
Wired Telecommunications Carriers	2.9%
Scheduled Air Transportation	2.8%
Grocery Stores	2.8%
Data Processing, Hosting, and Related Services	2.5%
Management, Scientific, and Technical Consulting Services	2.4%
Radio and Television Broadcasting	2.3%
Nondepository Credit Intermediation	2.2%
Wireless Telecommunications	2.2%
Utility System Construction	2.2%
Textile Furnishings Mills	2.2%
Oil and Gas Extraction	2.1%
Nonscheduled Air Transportation	2.0%
Semiconductor and Other Electronic Component Manufacturing	1.9%
Electrical Equipment and Component Manufacturing	1.8%
General Medical and Surgical Hospitals	1.8%
Chemical Manufacturing	1.7%
Other Information Services	1.7%
Communications Equipment Manufacturing	1.6%
Retail	1.5%
Gaming Industries	1.5%
Activities Related to Real Estate	1.4%
Lessors of Nonfinancial Intangible Assets	1.4%
Advertising, Public Relations, and Related Services	1.3%
Specialty Hospitals	1.3%
Full-Service Restaurants	1.3%
Structured Note Funds	1.3%
Motion Picture and Video Industries	1.3%
Cut and Sew Apparel Manufacturing	1.3%
Artificial Synthetic Fibers and Filaments Manufacturing	1.2%
Other Telecommunications	1.2%
Lessors of Real Estate	1.2%
Newspaper, Periodical, Book, and Directory Publishers	1.1%
Computer Equipment Manufacturing	1.0%
Other	6.1%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.9% at December 31, 2014 and 10.9% at December 31, 2013. At December 31, 2014, 78.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 21.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 83.1% at December 31, 2014. At December 31, 2013, 71.2% of our debt investments bore interest based on floating rates, and 28.8% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 92.1% at December 31, 2013.

Results of operations

Investment income

Investment income totaled $106.6 million, $69.6 million and $52.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012, of which $100.9 million, $67.0 million and $49.3 million were attributable to interest and fees on our debt investments, $2.0 million, $0.0 million and $1.8 million to dividends from equity securities, $1.3 million, $1.1 million and $0.8 million to lease income, and $2.4 million, $1.5 million and $0.3 million to other income, respectively. The increase in investment income in the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the year ended December 31, 2014 compared to the year ended December 31, 2013 and an increase in dividend income. The increase in investment income in the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects an increase in interest income due to the larger investment portfolio and a higher percentage of the portfolio in income-producing assets in the year ended December 31, 2013 compared to the year ended December 31, 2012 and an increase in other income, offset somewhat by a decrease in dividend income.

Expenses

Total operating expenses for the years ended December 31, 2014, 2013 and 2012 were $28.5 million, $14.3 million and $10.4 million respectively, comprised of $13.6 million, $8.8 million and $6.9 million in base management fees, $7.9 million, $1.5 million and $0.4 million in interest expense and fees related to the Revolving Facilities, $1.9 million, $0.9 million and $0.4 million in amortization of debt issuance costs, $1.4 million, $0.8 million and $1.6 million in legal and professional fees (including professional fees related to the Conversion), and $3.7 million, $2.3 million and $1.5 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily reflects the increase in management fees due to the larger portfolio and the increase in interest expense and other costs related to the increase in available and outstanding debt and the higher average interest rate following the issuance of the Convertible Notes. The increase in expenses in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and fees related to the increase in available and outstanding debt, and approximately $0.8 million in administration expenses previously waived by the Administrator.

Net investment income

Net investment income was $77.3 million, $54.3 million and $40.3 million respectively, for the years ended December 31, 2014, 2013 and 2012. The increase in in net investment income in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily reflects the increased interest income in the year ended December 31, 2014, partially offset by the increase in expenses. The increase in in net investment income in the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increased interest income in the year ended December 31, 2013, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized losses for the years ended December 31, 2014, 2013 and 2012 were $(21.1) million, $(47.4) million and $(16.0) million respectively. Net realized losses during the year ended December 31, 2014 were primarily due the exit of two investments.  We realized a loss of $11.5 million from Doral Financial Corp, an investment acquired as part of our legacy strategy.  The loss recognition had a de minimis impact on net asset value as the loss was previously included in unrealized losses at the beginning of the year.  Additionally, we realized a $5.2 million loss on Real Mex Holdco, LLC.  This investment was initially acquired as part of our legacy distressed debt strategy.  The overall Real Mex investment has generated substantial cash interest income.

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

For the years ended December 31, 2014, 2013 and 2012, the change in net unrealized appreciation/depreciation was $(6.2) million, $56.5 million and $3.2 million, respectively. The change in net unrealized depreciation for the year ended December 31, 2014 was primarily a result of unrealized losses on two investments which performed below expectations, Edmentum ($10.4 million) and Iracore ($6.2 million), partially offset by a $10.9 million reversal of the prior unrealized loss on the Doral investment. The change in net unrealized appreciation for the year ended December 31, 2013 was primarily due to the reversal of unrealized depreciation on our BTF and AGY investments. The change in net unrealized appreciation for the year ended December 31, 2012 was primarily due to reversals of prior period net unrealized losses.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2014, an expense of $0.8 million was recorded for U.S. federal excise tax, which related to 2014 income. For the year ended December 31, 2013, an expense of $1.0 million was recorded for U.S. federal excise tax, which related to 2013 income. For the year ended December 31, 2012, an expense of $1.5 million was recorded for U.S. federal excise tax, which related to 2012 and 2011 income.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the years ended December 31, 2014, 2013 and 2012 were $1.4 million, $1.5 million and $1.6 million, respectively, as average LIBOR rates for the periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the years ended December 31, 2014 and 2013 was $15.2 million and $11.2 million, respectively. No incentive compensation was incurred prior to January 1, 2013. Incentive compensation for the years ended December 31, 2014 and 2013 was distributable due to our performance exceeding the total return threshold. The change in reserve for incentive compensation to the General Partner for the years ended December 31, 2014 and December 31, 2013 was $(1.2) million and $1.2 million, respectively. The change in reserve for incentive compensation for the years ended December 31, 2014 and 2013 represents the change in the amount in excess of distributable incentive compensation which would have been earned by the General Partner had we liquidated at net asset value at December 31, 2014 and December 31, 2013, respectively.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $34.5 million, $49.5 million and $25.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The lower net increase in net assets resulting from operations during the year ended December 31, 2014 is primarily due to the net realized and unrealized loss during the year ended December 31, 2014 compared to the net realized and unrealized gain during the year ended December 31, 2013. The higher net increase in net assets resulting from operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increase in net investment income and the increase in net realized and unrealized gains, partially offset by the commencement of incentive compensation.

Liquidity and capital resources

Since our inception, our liquidity and capital resources have been generated primarily through the initial private placement of common shares of SVCF (the predecessor entity) which were subsequently converted to common stock of the Holding Company, the net proceeds from the initial and secondary public offerings of our common stock, amounts outstanding under our Leverage Program, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies, cash distributions to our equity holders, payments to service our Leverage Program and other general corporate purposes.

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2014.

	Shares Issued	Price Per Share		Net Proceeds
August 1, 2014 public offering	6,210,000	$17.33		$103,940,721
November 26, 2014 public offering	5,900,000	17.05		97,198,756
Shares issued from dividend reinvestment plan	456	16.86	*	7,687

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2013:

	Shares Issued	Price Per Share		Net Proceeds
May 21, 2013 public offering	5,175,000	$15.63		$78,176,790
October 1, 2013 public offering	4,370,000	15.76		66,473,600
December 18, 2013 public offering	5,175,000	16.00		79,912,500
Shares issued from dividend reinvestment plan	2,288	16.35	*	37,416

* Weighted-average price per share.

On October 3, 2014, we entered into an at-the-market equity offering program (the “ATM Program”) with Raymond James & Associates Inc. and Cantor Fitzgerald & Co. through which we may offer and sell, by means of at-the-market offerings from time to time, shares of our common stock having an aggregate offering price of up to $100,000,000. During the year ended December 31, 2014, we sold 400,225 shares of our common stock at an average price of $16.04 per share under the ATM Program, raising $6,420,426 in net proceeds.

Amounts outstanding and available under the combined Leverage Program at December 31, 2014 were as follows:

	Rate		Carrying Value **	Available	Total Capacity
Operating Company Facility	L+2.5	%*	$70,000,000	$46,000,000	$116,000,000
TCPC Funding Facility	L+2.5	%*	125,000,000	125,000,000	250,000,000
Convertible Notes ($108 million par)	5.25%		105,696,830	-	105,696,830
SBA Program	3.015	%†	28,000,000	47,000,000	75,000,000
Preferred Interests	L+0.85	%*	134,000,000	-	134,000,000
Total Leverage Program			$462,696,830	$218,000,000	$680,696,830

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

** Except for the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

† Interest rate on pooled loans, excluding fees of 0.355%. As of December 31, 2014, $9.5 million of the outstanding amount bore interest at a temporary rate of 0.555% plus fees of 0.355% through March 25, 2015, the date of the next SBA pooling.

Net cash used in operating activities during the year ended December 31, 2014 was $368.1 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $397.5 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $29.4 million.

Net cash provided by financing activities was $372.4 million during the year ended December 31, 2014, consisting primarily of $236.0 million of net borrowings and $207.6 million of net proceeds from the public offering of our common stock on August 1, 2014 and November 26, 2014, reduced by $58.9 million in regular dividends on common equity, $4.2 million in special dividends on common equity, payment of $6.7 million in debt issuance costs, and $1.4 million in dividends on the Preferred Interests.

At December 31, 2014, we had $27.3 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2014, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the year ended December 31, 2014 and December 31, 2013:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	Regular	$0.36	$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	Regular	0.36	13,032,007
May 7, 2014	June 18, 2014	June 30, 2014	Special	0.05	1,810,001
August 7, 2014	September 16, 2014	September 30, 2014	Regular	0.36	15,267,647
November 5, 2014	December 8, 2014	December 31, 2014	Regular	0.36	17,535,779
November 5, 2014	December 8, 2014	December 31, 2014	Special	0.05	2,435,525
				$1.54	$63,112,929

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	Regular	$0.35	$7,517,170
March 7, 2013	March 18, 2013	March 29, 2013	Special	0.05	1,073,881
May 8, 2013	June 7, 2013	June 28, 2013	Regular	0.36	9,595,344
August 8, 2013	September 9, 2014	September 30, 2013	Regular	0.36	9,595,692
November 7, 2013	December 10, 2013	December 31, 2013	Regular	0.36	11,168,929
November 7, 2013	December 10, 2013	December 31, 2013	Special	0.05	1,551,240
				$1.53	$40,502,256

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the year ended December 31, 2014 and 2013:

	2014	2013
Shares Issued	456	2,288
Average Price Per Share	$16.86	$16.35
Proceeds	$7,687	$37,416

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

Recent Developments

From January 1, 2015 through March 6, 2015, the Operating Company has invested approximately $93.0 million in two senior secured loans and seven add-on investments with a combined effective yield of approximately 12.2%. $63.6 million of those investments were purchased from affiliates. All of the transfers were consummated at fair value in accordance with the provisions of the Exemptive Order as discussed in Note 6 to the consolidated financial statements.

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

The Company Repurchase Plan is designed to allow TCPC to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan will require an agent selected by TCPC to repurchase shares of common stock on TCPC’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of TCPC’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

Unless extended or terminated by its board of directors, TCPC expects that the Company Repurchase Plan will be in effect through the earlier of two trading days after TCPC’s first quarter 2015 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On March 6, 2015, the Company expanded the TCPC Funding Facility by $50 million to $300 million, increased the accordion feature by $50 million to $350 million and extended the maturity date to March 6, 2019.

On March 10, 2015, the Company’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2015 to stockholders of record as of the close of business on March 19, 2015.

Item 7A:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2014, 78.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2014, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 83.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2014 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$21,387,577	$(10,710,000)	$10,677,577
Up 200 basis points	12,382,495	(7,140,000)	5,242,495
Up 100 basis points	3,622,612	(3,570,000)	52,612
Down 100 basis points	(370,769)	877,149	506,380
Down 200 basis points	(370,769)	877,149	506,380
Down 300 basis points	(370,769)	877,149	506,380

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TCP Capital Corp.

We have audited the accompanying consolidated statements of assets and liabilities of TCP Capital Corp. (the Company), including the consolidated statement of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 by correspondence with the custodian and brokers, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCP Capital Corp. at December 31, 2014 and 2013 and the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

The accompanying consolidating statements of assets and liabilities as of December 31, 2014 and 2013 of the Company and the related consolidating statements of operations for each of the three years in the period ended December 31, 2014 have been subjected to audit procedures performed in conjunction with the audit of Company’s consolidated financial statements. Such information is the responsibility of the Company’s management. Our audit procedures included determining whether the information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information. In our opinion, the information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ Ernst & Young LLP

Los Angeles, California

March 9, 2015

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2014	December 31, 2013

Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,097,181,753 and $684,569,508, respectively)	$1,081,901,384	$678,326,915
Companies 5% to 25% owned (cost of $52,103,511 and $73,946,547, respectively)	48,716,425	69,068,808
Companies more than 25% owned (cost of $40,213,258 and $42,588,724 respectively)	15,918,077	18,867,236
Total investments (cost of $1,189,498,522 and $801,104,779, respectively)	1,146,535,886	766,262,959

Cash and cash equivalents	27,268,792	22,984,182
Receivable for investments sold	10,961,369	3,605,964
Accrued interest income:
Companies less than 5% owned	9,222,001	6,282,353
Companies 5% to 25% owned	253,987	415,061
Companies more than 25% owned	28,450	41,691
Deferred debt issuance costs	7,700,988	2,969,085
Unrealized appreciation on swaps	1,717,610	-
Options (cost $51,750)	497	14,139
Prepaid expenses and other assets	2,177,217	753,768
Total assets	1,205,866,797	803,329,202

Liabilities
Debt	328,696,830	95,000,000
Incentive allocation payable	4,303,040	3,318,900
Payable for investments purchased	2,049,518	14,706,942
Interest payable	1,510,981	430,969
Payable to the Investment Manager	459,827	1,121,108
Unrealized depreciation on swaps	-	331,183
Accrued expenses and other liabilities	3,219,783	3,136,010
Total liabilities	340,239,979	118,045,112

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 6,700 interests authorized, issued and outstanding	134,000,000	134,000,000
Accumulated dividends on Series A preferred equity facility	497,790	504,252
Total preferred limited partner interests	134,497,790	134,504,252

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	1,168,583

Net assets applicable to common shareholders	$731,129,028	$549,611,255
Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,710,627 and 36,199,916 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	48,710	36,200
Paid-in capital in excess of par	877,103,880	667,842,020
Accumulated net investment income	21,884,381	24,016,095
Accumulated net realized losses	(126,408,033)	(105,800,278)
Accumulated net unrealized depreciation	(41,499,910)	(35,314,199)
Non-controlling interest	-	(1,168,583)
Net assets applicable to common shareholders	$731,129,028	$549,611,255

Net assets per share	$15.01	$15.18

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments

December 31, 2014

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
EGS Holdings, Inc.	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$57,238	$57,238	$56,237	-
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$7,124,902	6,959,593	7,096,403	0.60%
								7,016,831	7,152,640	0.60%
Activities Related to Real Estate
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,470,084	16,261,549	16,511,259	1.41%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	7.50%	3/18/2018	€13,165,705	16,791,646	15,450,034	1.32%	D/H

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.41%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,318	9,017,764	0.77%	B/E
								12,455,895	13,887,341	1.18%
Basic Chemical Manufacturing
BioAmber, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$25,000,000	24,505,108	25,050,000	2.13%
Green Biologics, Inc.	Sr Secured Term Loan	Prime Rate	3.25%	7.75%	11.00%	5/1/2018	$15,000,000	14,503,743	14,730,000	1.25%	L
M&G Chemicals S.A. (Luxembourg)	Sr Secured Term Loan	LIBOR (Q)	0.23%	8.50%	8.73%	3/18/2016	$15,632,077	15,632,077	15,632,077	1.33%	H
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	2/28/2020	$8,932,500	8,783,187	8,932,500	0.76%
VitAG Holdings, LLC	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,555,099	7,646,000	0.65%	L
								70,979,214	71,990,577	6.12%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	-	10.63%	10.63%	8/1/2018	$4,780,000	4,780,000	4,851,700	0.41%	E/G

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$–	(106,405)	(60,000)	(0.01%)
Enerwise Global Technologies, Inc.	Sr Secured Term Loan	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,500,000	17,158,899	17,360,000	1.48%	L
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	10.50%	8/28/2019	$14,643,455	14,036,428	14,863,107	1.27%
								31,088,922	32,163,107	2.74%
Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	1.25%	8.25%	9.50%	9/30/2018	$19,896,228	19,593,258	19,747,006	1.68%

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,850,000	14,701,500	14,656,950	1.25%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12.00%	12/1/2018	$12,000,000	11,638,008	11,520,000	0.98%

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$30,926,035	30,399,049	31,080,665	2.65%
Blue Coat Systems, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	3.50%	4.50%	5/31/2018	$–	(727,290)	(660,240)	(0.06%)	K
Blue Coat Systems, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	6/28/2020	$15,000,000	14,878,125	14,775,000	1.26%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$11,993,035	11,880,123	11,753,175	1.00%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$2,361,467	2,361,467	2,341,394	0.20%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$10,533,333	10,415,821	10,259,467	0.87%
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$4,722,933	4,722,933	4,682,788	0.40%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$5,266,667	5,211,626	5,129,733	0.44%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.00%	8.50%	12/4/2018	$–	(5,809)	-	0.00%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.00%	8.50%	12/4/2018	$6,535,333	6,466,509	6,551,671	0.56%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	8.25%	12/27/2020	$7,200,000	7,164,000	6,930,000	0.59%
								92,766,554	92,843,653	7.91%
Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$14,329,403	14,202,296	14,429,709	1.23%

Data Processing, Hosting, and Related Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$–	(42,880)	(29,158)	0.00%	K
Asset International, Inc.	Revolver	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$484,752	475,358	477,885	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,191,755	8,037,946	8,122,125	0.69%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$5,000,000	4,042,549	4,775,000	0.41%
The Telx Group, Inc.	Senior Notes	Fixed	-	13.5% PIK	13.50%	7/9/2021	$4,446,651	4,446,651	4,611,177	0.39%	E
United TLD Holdco, Ltd. (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$10,000,000	8,085,098	9,550,000	0.81%	H
								25,044,722	27,507,029	2.34%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Sr Secured Revolver	LIBOR (M)	-	8.00%	8.00%	7/1/2016	$2,500,000	508,086	1,126,250	0.10%
NEXTracker, Inc.	Sr Secured Term Loan	LIBOR (M)	-	9.50%	9.50%	12/16/2016	$2,500,000	2,216,771	2,303,750	0.20%	L
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	12/26/2017	$16,153,317	15,942,351	16,234,084	1.38%
								18,667,208	19,664,084	1.68%
Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$6,687,055	6,631,621	6,610,154	0.56%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	-	10.63%	10.63%	2/1/2016	$2,900,000	2,858,907	2,392,500	0.20%	E

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$6,471,492	6,411,582	6,374,420	0.54%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	-	5.00%	5.25%	12/31/2022	$10,500,040	13,220,948	2,274,991	0.19%	I
								19,632,530	8,649,411	0.73%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Full-Service Restaurants
RM OpCo, LLC	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,636,314	$1,614,711	$1,636,314	0.14%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,900,025	3,898,911	3,900,025	0.33%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,153,188	8,153,188	6,457,325	0.55%	B
RM OpCo, LLC	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,567,717	2,546,166	2,567,717	0.22%	B
RM OpCo, LLC	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$631,164	631,164	631,164	0.05%	B
								16,844,140	15,192,545	1.29%
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	-	8.25%	8.41%	12/20/2018	$5,000,000	2,931,716	2,812,500	0.24%
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	1.00%	8.25%	9.25%	12/20/2020	$14,850,000	14,450,326	14,850,000	1.27%
								17,382,042	17,662,500	1.51%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	9.50%	10.50%	10/23/2019	$21,017,525	20,729,782	20,964,981	1.79%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,632,845	10,592,167	10,616,895	0.90%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	1.00%	8.85%	9.85%	9/17/2019	$20,966,890	20,619,519	20,945,923	1.78%
								31,211,686	31,562,818	2.68%
Insurance Carriers
Acrisure, LLC	Second Lien Additional Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$2,520,198	2,391,227	2,527,200	0.22%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	10.50%	11.50%	3/31/2020	$29,288,298	28,725,701	29,317,586	2.50%
US Apple Holdco, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,247,507	19,940,000	1.70%
								50,364,435	51,784,786	4.42%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$7,861,809	7,776,100	7,859,372	0.67%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	1.00%	8.00%	9.00%	5/27/2022	$15,990,714	15,838,253	16,110,644	1.37%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	-	9.63%	9.63%	3/1/2021	$13,084,000	12,935,462	13,476,520	1.15%	E/G

Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$27,923,077	27,174,478	27,853,269	2.37%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	11/4/2021	$9,079,011	8,914,869	9,044,964	0.77%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	9.00%	9.00%	6/21/2017	$9,462,231	9,402,044	8,203,755	0.70%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	13.50%	13.50%	6/21/2018	$7,569,785	7,518,166	6,233,718	0.53%
								16,920,210	14,437,473	1.23%
Newspaper, Periodical, Book, and Directory Publishers
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	-	6.75%	6.99%	5/20/2018	$3,875,000	3,065,963	3,596,543	0.31%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$9,591,911	9,372,798	9,376,093	0.80%
								12,438,761	12,972,636	1.11%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$10,000,000	9,846,274	10,300,000	0.88%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	15,008,580	1.28%	E/H
								24,930,274	25,308,580	2.16%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	-	12% Cash + 3% PIK	15.00%	6/3/2019	$18,660,646	17,417,637	19,220,465	1.64%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	8.00%	9.00%	2/27/2018	$14,962,500	14,824,074	14,289,188	1.22%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$10,000,000	9,533,785	9,600,000	0.82%
								24,357,859	23,889,188	2.04%
Other Information Services
TCH-2 Holdings, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,704,946	19,288,799	1.64%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	13,790,000	1.17%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	$3,778,669	$3,318,581	0.28%

Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,194,000	0.70%	E/G

Radio and Television Broadcasting
SiTV, Inc.	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	6,818,440	0.58%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.75%	5/29/2017	$18,250,825	17,914,285	18,369,455	1.56%
								25,226,285	25,187,895	2.14%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	10.40%	11.40%	9/25/2017	$10,590,909	10,434,633	10,643,863	0.91%
Connexity, Inc.	Second Lien Term Loan	LIBOR (Q)	-	12.50%	12.73%	3/31/2016	$6,630,353	6,536,895	6,600,516	0.56%
Shop Holding, LLC	Convertible Promissory Note	Fixed	-	5.00%	5.00%	8/5/2015	$73,140	73,140	67,691	0.01%	E
								17,044,668	17,312,070	1.48%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,914,000	9,914,000	9,492,655	0.81%	E/G/H

Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$205,106	205,106	209,168	0.02%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$313,694	313,694	320,440	0.03%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$429,007	429,007	437,679	0.04%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$451,165	451,165	460,258	0.04%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$448,792	448,792	457,902	0.04%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$455,112	455,112	464,283	0.04%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$461,378	461,378	470,601	0.04%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$483,873	483,873	493,258	0.04%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$475,489	475,489	484,908	0.04%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$308,103	308,103	314,588	0.03%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$1,582,136	1,582,136	1,659,003	0.14%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$1,788,182	1,788,181	1,899,950	0.16%	F
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	7/15/2022	$–	(271,500)	(135,750)	(0.01%)	K
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.44%	7/15/2022	$17,810,658	17,469,814	17,632,552	1.50%
								24,600,350	25,168,840	2.15%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	41,754,570	3.56%	E/G

Semiconductor and Other Electronic Component Manufacturing
Soraa, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	9/1/2017	$22,500,000	21,822,817	21,633,750	1.84%	L
SunEdison, Inc.	Senior Secured Letters of Credit	Fixed	-	3.75%	N/A	2/28/2017	$–	(1,031,717)	(750,340)	(0.06%)	J/K
								20,791,100	20,883,410	1.78%
Software Publishers
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%	14.00%	2/21/2017	$30,634,068	30,429,609	28,949,194	2.47%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,439,740	30,015,000	2.57%	H
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$13,577,457	12,859,373	13,781,119	1.17%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	3.75% Cash + 5% PIK	9.75%	9/4/2018	$14,257,231	14,028,252	13,865,157	1.18%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10.00%	10/10/2019	$15,000,000	14,831,408	15,099,975	1.29%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	5/17/2019	$21,500,000	21,361,215	11,287,500	0.96%
								122,949,597	112,997,945	9.64%
Specialty Hospitals
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,786,339	10,945,000	0.93%
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$4,401,081	4,379,076	4,390,078	0.37%
								15,165,415	15,335,078	1.30%
Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	15,123,000	1.29%	E/H

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Company

							Principal or			%
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	$25,000,000	$24,925,000	2.12%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.13%

Wired Telecommunications Carriers
Alpheus Communications, LLC	Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$372,616	361,456	371,494	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$8,145,022	8,064,048	8,136,877	0.70%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$15,000,000	14,737,750	14,943,750	1.28%
								23,163,254	23,452,121	2.01%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	6/21/2017	$19,083,140	18,579,398	19,655,634	1.67%
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	1.00%	6.50%	7.50%	3/21/2018	$5,510,950	5,414,893	5,345,622	0.46%
								23,994,291	25,001,256	2.13%

Total Debt Investments								1,128,140,974	1,113,593,115	94.87%

Equity Securities
Architectural, Engineering, and Related Services
Alion Science & Technology Corporation	Warrants						300	-	3	-	C

Basic Chemical Manufacturing
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	276,882	0.02	C/E

Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC	Class A Units						841,479	943,287	2,917,492	0.25%	C/E
								1,174,225	3,079,676	0.26%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units						5,000,000	5,000,000	4,175,000	0.36%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	916,535	0.08%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	693,748	0.06%	C/E
								29,489,670	1,610,283	0.14%

Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						268,817	999,999	999,999	0.09%	C/E
NEXTracker, Inc.	Warrants to Purchase Stock						357,022	370,118	385,013	0.03%	C/E
								1,370,117	1,385,012	0.12%

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	16,870	-	C/E/I

Full-Service Restaurants
RM Holdco, LLC	Equity Participation						24	-	792	-	B/C/E
RM Holdco, LLC	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	792	-
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest						33	-	1,469	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock						1,843	1,274,000	3,311,430	0.28%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock						233,470	300,322	331,527	0.03%	C/E

Retail
Shop Holding, LLC	Class A Units						507,167	480,049	379,665	0.03%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units						326,691	-	3	-	C/E
								480,049	379,668	0.03%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,009	87,287	117,497	0.01%	E/F
N918DL	Trust Beneficial Interests						829	94,907	135,890	0.01%	E/F
N954DL	Trust Beneficial Interests						775	110,643	72,604	0.01%	E/F
N955DL	Trust Beneficial Interests						749	109,549	111,010	0.01%	E/F
N956DL	Trust Beneficial Interests						756	109,486	106,801	0.01%	E/F
N957DL	Trust Beneficial Interests						749	110,163	107,682	0.01%	E/F
N959DL	Trust Beneficial Interests						743	110,838	108,579	0.01%	E/F
N960DL	Trust Beneficial Interests						726	113,477	107,865	0.01%	E/F
N961DL	Trust Beneficial Interests						737	112,742	102,826	0.01%	E/F
N976DL	Trust Beneficial Interests						883	97,111	102,006	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						525	2,548,939	3,177,822	0.27%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						509	2,495,032	3,078,923	0.26%	E/F
								6,100,174	7,329,505	0.63%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities (continued)
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	$1,091,200	$121,975	0.01%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
Ichor Systems Holdings, LLC	Membership Units						352	-	229,504	0.02%	C/E
Soraa, Inc.	Warrants to Purchase Common Stock						315,000	408,987	-	-	C/E
								408,987	229,504	0.02%
Software Publishers
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	522,678	789,441	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,885	5,295,511	0.44%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	226,482	0.02%	C/E
V Telecom Investment S.C.A. (Luxembourg)	Common Shares						1,393	3,236,256	3,699,127	0.32%	C/D/E/H
								11,690,061	9,221,120	0.78%

Total Equity Securities								61,357,548	32,942,771	2.81%

Total Investments								1,189,498,522	1,146,535,886

Cash and Cash Equivalents
Union Bank of California	Commercial Paper	Fixed	-	0.03%		1/2/2015			6,999,994	0.60%
Cash Denominated in Foreign Currencies									192,187	0.02%
Cash Held on Account at Various Institutions									20,076,611	1.70%
Cash and Cash Equivalents									27,268,792	2.32%

Total Cash and Investments									$1,173,804,678	100.00%	M

Notes to Consolidated Statement of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(I)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(J)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K)	Negative balances relate to an unfunded commitment that was acquired and valued at a discount.

(L)	In addition to the stated coupon, investment has a back-end fee payable upon repayment of the loan in the amount of 4.0% for Soraa, 8.0% for VitAg, 1.5% for Enerwise, 2.5% for NEXTracker, and 7.0% for Green Biologics.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $669,515,626, and $266,008,974 respectively, for the twelve months ended December 31, 2014. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2014 was $1,146,535,883, or 97.7% of total cash and investments of the Company.

Options and swaps at December 31, 2014 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$497
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/2017	$4,289,018	$1,717,610

See accompanying notes.

TCP Capital Corp.

Consolidated Statement of Investments

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Floor	Spread	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	First Lien Term Loan	LIBOR (Q)	1.25%	7.25%	4/3/2018	$699,754	$701,280	$703,691	0.09%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	10/3/2018	$7,434,877	7,228,004	7,382,833	0.94%
							7,929,284	8,086,524	1.03%
Advertising, Public Relations, and Related Services
Doubleplay III Limited (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	3/18/2018	€13,165,705	16,428,630	16,736,606	2.12%	D/J

Architectural, Engineering, and Related Services
ESP Holdings, Inc.	Jr Unsecured Subordinated Promissory Notes	Fixed	-	6% Cash + 10% PIK	12/31/2019	$7,959,369	7,959,369	7,959,369	1.01%	B/E

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed		12.00%	9/15/2016	$2,056,927	2,056,927	2,056,927	0.26%	B
AGY Holding Corporation	Second Lien Term Loan	Fixed	-	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	1.17%	B/E
							9,643,244	11,324,927	1.43%
Beverage Manufacturing
Carolina Beverage Group, LLC	Secured Notes	Fixed	-	10.625%	8/1/2018	$7,780,000	7,780,000	8,207,900	1.04%	E

Business Support Services
STG-Fairway Acquisitions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	8/28/2019	$14,643,455	13,944,123	14,929,002	1.89%

Chemical Manufacturing
Archroma	Term Loan B	LIBOR (Q)	1.25%	8.25%	9/30/2018	$17,456,250	17,107,125	17,401,699	2.20%

Communications Equipment Manufacturing
Globecomm Systems Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.625%	12/11/2018	$15,000,000	14,850,000	15,097,500	1.91%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12/1/2018	$10,000,000	9,666,672	9,100,000	1.15%

Converted Paper Products Manufacturing
Ranpak Corp.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.25%	4/23/2020	$3,469,573	3,434,877	3,573,660	0.45%

Computer Systems Design and Related Services
Blue Coat Systems	First Lien Revolver	LIBOR (Q)	1.00%	3.50%	5/31/2018	$4,500,000	3,540,000	4,060,800	0.51%	L
Blue Coat Systems	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	6/28/2020	$15,000,000	14,878,125	15,300,000	1.94%
OnX Enterprise Solutions, Ltd.	First Lien Term Loan	LIBOR (Q)	-	7.00%	9/3/2018	$10,640,000	10,483,300	10,709,160	1.36%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	9/3/2018	$5,320,000	5,244,790	5,354,580	0.68%
Websense, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	12/27/2020	$7,200,000	7,164,000	7,218,000	0.91%
							41,310,215	42,642,540	5.40%
Data Processing, Hosting, and Related Services
The Telx Group, Inc.	Senior Unsecured Notes	Fixed	-	10% Cash + 2% PIK	9/26/2019	$7,098,916	6,960,435	7,631,335	0.97%	E

Electric Power Generation, Transmission and Distribution
Panda Sherman Power, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9/14/2018	$11,070,172	10,932,474	11,402,277	1.44%
Panda Temple Power II, LLC	First Lien Term Loan	LIBOR (Q)	1.25%	6.00%	4/3/2019	$5,892,970	5,834,041	6,069,759	0.77%
							16,766,515	17,472,036	2.21%
Electrical Equipment and Component Manufacturing
Palladium Energy, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	12/26/2027	$16,500,317	16,225,541	16,426,066	2.08%

Fabricated Metal Product Manufacturing
Constellation Enterprises, LLC	First Lien Notes	Fixed	-	10.625%	2/1/2016	$12,500,000	12,322,875	10,875,000	1.38%	E/G

Financial Investment Activities
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	-	5.00%	12/31/2022	$10,637,623	13,394,183	3,882,732	0.49%	K

Freight Transportation Arrangement
Livingston International, Inc. (Canada)	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	4/18/2020	$3,665,217	3,597,620	3,756,848	0.48%	J

Full-Service Restaurants
RM Holdco, LLC	Subordinated Convertible Term Loan	Fixed	-	1.12% PIK	3/21/2018	$5,164,796	5,164,796	2,197,621	0.28%	B
RM OpCo, LLC	Convertible First Lien Term Loan Tranche B-1	Fixed	-	12% Cash + 7% PIK	3/21/2016	$1,370,199	1,339,883	1,370,199	0.17%	B
RM OpCo, LLC	First Lien Term Loan Tranche A	Fixed	-	11.00%	3/21/2016	$3,626,947	3,626,947	3,626,947	0.46%	B
RM OpCo, LLC	First Lien Term Loan Tranche B	Fixed	-	12% Cash + 7% PIK	3/21/2016	$6,825,328	6,825,328	6,825,328	0.86%	B
RM OpCo, LLC	First Lien Term Loan Tranche B-1	Fixed	-	12% Cash + 7% PIK	3/21/2016	$2,150,088	2,109,019	2,150,088	0.27%	B
							19,065,973	16,170,183	2.04%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Floor	Spread	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Gaming Industries
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	1.00%	8.25%	12/20/2020	$15,000,000	$14,550,000	$14,737,500	1.87%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	9.35%	12/28/2015	$14,843,788	14,802,168	15,066,445	1.91%

Inland Water Transportation
US Shipping Corp	First Lien Term Loan B	LIBOR (Q)	1.25%	7.75%	4/30/2018	$12,603,333	12,477,300	12,965,679	1.64%

Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (Q)	1.25%	9.00%	5/8/2019	$6,341,809	6,245,733	6,391,370	0.81%

Merchant Wholesalers
Envision Acquisition Company, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	11/4/2021	$9,079,011	8,897,430	9,192,498	1.16%

Metal Ore Mining
St Barbara Ltd. (Australia)	First Priority Senior Secured Notes	Fixed	-	8.875%	4/15/2018	$7,359,000	7,326,651	6,144,765	0.78%	E

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	9.00%	6/21/2017	$9,462,231	9,381,116	8,610,631	1.09%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	13.50%	6/21/2018	$7,569,785	7,502,054	6,858,225	0.88%
							16,883,170	15,468,856	1.97%
Newspaper, Periodical, Book, and Directory Publishers
Hanley-Wood, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.25%	6.75%	7/15/2018	$16,707,600	16,707,600	16,699,246	2.13%
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	-	6.75%	5/20/2018	$4,960,000	3,797,500	4,523,908	0.57%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (M)	1.25%	6.75%	11/20/2018	$9,701,250	9,433,029	9,458,719	1.20%
							29,938,129	30,681,873	3.90%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Senior Secured Notes	Fixed	-	11.50%	11/15/2019	$10,000,000	9,824,072	10,700,000	1.35%	E
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	11/13/2018	$15,000,000	15,000,000	14,962,500	1.90%	E/J
							24,824,072	25,662,500	3.25%
Nonresidential Building Construction
NCM Group Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%	8/29/2018	$10,000,000	9,620,619	9,875,000	1.25%

Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	-	12% Cash + 3% PIK	5/4/2019	$18,200,000	16,929,086	17,708,600	2.24%

Oil and Gas Extraction
Willbros Group, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	9.75%	8/7/2019	$15,426,118	15,051,713	15,657,510	1.98%

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	4/30/2021	$14,000,000	13,860,000	13,925,660	1.76%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	10/11/2017	$7,749,023	7,563,978	7,477,807	0.95%

Plastics Products Manufacturing
Iracore International, Inc.	Senior Secured Notes	Fixed	-	9.50%	6/1/2018	$13,600,000	13,600,000	14,426,622	1.83%	E

Professional, Scientific, and Technical Services
Connolly, LLC	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	7/15/2019	$12,000,000	11,829,534	12,270,000	1.55%
ConvergeOne Holdings	First Lien Term Loan	LIBOR (Q)	1.25%	8.00%	5/8/2019	$12,654,643	12,464,823	12,570,236	1.59%
							24,294,357	24,840,236	3.14%
Promoters of Performing Arts, Sports, and Similar Events
Stadium Management Group	Second Lien Term Loan	LIBOR (M)	1.25%	9.50%	12/7/2018	$11,000,000	10,817,390	11,055,000	1.40%

Radio and Television Broadcasting
SiTV, Inc.	First Lien Term Loan	LIBOR (Q)	2.00%	6% Cash + 4% PIK	8/3/2016	$6,995,124	6,648,634	6,774,778	0.86%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	5/29/2017	$17,589,459	17,134,705	17,615,843	2.23%
							23,783,339	24,390,621	3.09%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	10.40%	9/25/2017	$11,272,727	11,051,496	11,329,090	1.44%
Shopzilla, Inc.	Second Lien Term Loan	LIBOR (Q)	-	9.50%	3/31/2016	$6,710,057	6,525,027	6,683,216	0.85%
							17,576,523	18,012,306	2.29%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Senior Secured Notes	Fixed	-	10.00%	10/1/2019	$9,914,000	9,914,000	10,335,345	1.31%	E/H/J

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Floor	Spread	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	3/15/2017	$289,048	$289,048	$296,820	0.04%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8/15/2018	$388,001	388,001	397,290	0.05%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	3/20/2019	$514,375	514,375	524,620	0.07%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	6/20/2019	$533,283	533,283	543,320	0.07%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	5/20/2019	$532,275	532,275	542,640	0.07%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	6/20/2019	$537,947	537,947	548,250	0.07%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	7/20/2019	$543,573	543,573	553,520	0.07%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	10/20/2019	$564,855	564,855	574,430	0.07%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8/20/2019	$558,427	558,427	568,310	0.07%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	2/15/2018	$394,360	394,360	404,600	0.05%	F
Aircraft Leased to United Airlines, Inc.
N510UA	Aircraft Secured Mortgage	Fixed	-	20.00%	10/26/2016	$328,848	328,848	404,605	0.05%	B
N512UA	Aircraft Secured Mortgage	Fixed	-	20.00%	10/26/2016	$334,535	334,535	414,010	0.05%	B
N536UA	Aircraft Secured Mortgage	Fixed	-	16.00%	9/29/2014	$108,845	108,845	114,000	0.01%	B
N545UA	Aircraft Secured Mortgage	Fixed	-	16.00%	8/29/2015	$249,695	249,695	275,405	0.03%	B
N585UA	Aircraft Secured Mortgage	Fixed	-	20.00%	10/25/2016	$392,794	392,794	486,115	0.06%	B
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	2/28/2016	$2,708,150	2,708,150	2,948,986	0.37%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	5/4/2016	$2,880,186	2,880,186	3,171,026	0.40%	F
							11,859,197	12,767,947	1.60%
Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	4/1/2017	$17,200,000	16,536,295	17,630,000	2.23%	E

Semiconductor and Other Electronic Component Manufacturing
Isola USA Corporation	Senior Secured Term Loan B	LIBOR (Q)	1.00%	8.25%	11/29/2018	$14,583,333	14,366,560	14,729,167	1.87%

Software Publishers
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9/25/2018	$12,579,747	11,811,044	12,183,485	1.56%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	3.75% Cash +5% PIK	9/14/2018	$13,556,801	13,243,533	13,455,125	1.72%
Deltek, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10/10/2019	$15,000,000	14,805,253	15,300,000	1.94%
Edmentum, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	9.75%	5/17/2019	$15,000,000	14,748,486	15,112,500	1.91%
							54,608,316	56,051,110	7.13%
Specialty Hospitals
UBC Healthcare Analytics, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	7/1/2018	$5,526,021	5,498,391	5,559,177	0.70%
Vantage Oncology, LLC	Senior Secured Notes		-	9.50%	6/15/2017	$5,000,000	5,000,000	5,137,500	0.65%	E
							10,498,391	10,696,677	1.35%
Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.125%	8/2/2021	$15,000,000	15,000,000	15,000,000	1.90%	E/J

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	9/30/2018	$16,351,467	15,942,680	16,392,346	2.08%

Wired Telecommunications Carriers
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	2/22/2020	$15,000,000	14,701,027	15,459,375	1.96%

Wireless Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed FILO Term Loan	LIBOR (Q)	1.00%	6.92%	5/31/2018	$–	(11,183)	(8,437)	-	M
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	5/31/2018	$8,248,124	8,166,127	8,186,263	1.04%
Globalive Wireless Management Corp. (Canada)	First Lien Term Loan	LIBOR (Q)	-	10.90%	4/30/2014	$3,037,292	2,933,872	3,067,665	0.39%	J
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	6/21/2017	$19,587,428	18,707,700	21,252,360	2.69%
							29,796,516	32,497,851	4.12%

Total Debt Investments							720,651,321	726,514,593	92.05%

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Floor	Spread	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities
Architectural, Engineering, and Related Services
ESP Holdings, Inc.	Cumulative Preferred 15%					20,297	$2,249,930	$3,947,862	0.51%	B/C/E
ESP Holdings, Inc., Common Stock	Common Stock					88,670	9,311,782	2,856,346	0.36%	B/C/E
							11,561,712	6,804,208	0.87%

Business Support Services
STG-Fairway Holdings	Class A Units					841,479	1,174,225	1,722,508	0.22%	C/E
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units					5,000,000	5,000,000	5,000,000	0.64%	B/C/E
							6,174,225	6,722,508	0.86%

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock					1,255,527	26,711,048	1,004,422	0.13%	B/C/E

Depository Credit Intermediation
Doral Financial Corporation	Common Stock					53,890	11,699,417	843,913	0.11%	C/L

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units					168,698	172,694	4,302	-	C/E/K

Full-Service Restaurants
RM Holdco, LLC	Membership Units					13,161,000	2,010,777	-	-	B/C/E

Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interests					33	-	41,645	0.01%	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units					1,312,720	-	1,562,137	0.20%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock					1,843	1,274,000	1,268,904	0.16%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock					233,470	300,322	354,874	0.04%	C/E

Retail
Shop Holding, LLC	Class A Unit					490,037	462,576	532,919	0.07%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Unit					326,691	-	38,258	-	C/E
							462,576	571,177	0.07%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests					727	97,376	125,970	0.02%	E/F
N918DL	Trust Beneficial Interests					623	109,938	142,970	0.02%	E/F
N954DL	Trust Beneficial Interests					591	133,027	68,000	0.01%	E/F
N955DL	Trust Beneficial Interests					576	133,868	113,560	0.01%	E/F
N956DL	Trust Beneficial Interests					580	133,907	108,800	0.01%	E/F
N957DL	Trust Beneficial Interests					576	134,785	109,650	0.01%	E/F
N959DL	Trust Beneficial Interests					573	135,658	110,500	0.01%	E/F
N960DL	Trust Beneficial Interests					563	139,173	109,650	0.01%	E/F
N961DL	Trust Beneficial Interests					570	138,350	103,870	0.01%	E/F
N976DL	Trust Beneficial Interests					654	113,413	103,033	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
N510UA	Trust Beneficial Interests					54	197,409	465,625	0.06%	B/E
N512UA	Trust Beneficial Interests					53	193,046	458,277	0.06%	B/E
N536UA	Trust Beneficial Interests					81	396,289	656,766	0.08%	B/E
N545UA	Trust Beneficial Interests					67	348,071	641,840	0.08%	B/E
N585UA	Trust Beneficial Interests					53	214,737	571,706	0.07%	B/E
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests					412	2,097,640	2,840,323	0.36%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests					400	2,066,062	2,852,677	0.36%	E/F
							6,782,749	9,583,217	1.19%

Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock					9,778	1,091,200	662,134	0.08%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
AIP/IS Holdings, LLC	Membership Units					352	-	229,504	0.03%	C/E

Software Publishers
SLS Breeze Intermediate Holdings, Inc.	Warrants to Purchase Common Stock					1,232,731	522,678	561,632	0.07%	C/E

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock					1,274,522	8,433,884	5,583,686	0.72%	C/E
Integra Telecom, Inc.	Warrants					346,939	19,920	194,050	0.02%	C/E
V Telecom Investment S.C.A (Luxembourg)	Common Shares					1,393	3,236,256	3,756,053	0.48%	C/D/E/J
							11,690,060	9,533,789	1.22%

Total Equity Securities							80,453,458	39,748,366	5.04%

Total Investments							801,104,779	766,262,959

TCP Capital Corp.

Consolidated Statement of Investments (Continued)

December 31, 2013

Showing Percentage of Total Cash and Investments of the Company

									% of
Issuer	Instrument	Ref	Floor	Spread	Maturity	Shares	Cost	Value	Portfolio	Notes

Cash and Cash Equivalents
Wells Fargo & Company	Overnight Repurchase Agreement	Fixed	-	0.09%	1/2/2014			$10,501,688	1.33%
Union Bank of California	Commercial Paper	Fixed	-	0.10%	1/2/2014			8,499,976	1.07%
Cash Denominated in Foreign Currencies								121,389	0.02%
Cash Denominated in Foreign Currencies									0.00%
Cash Held on Account at Various Institutions								3,861,129	0.49%
Cash and Cash Equivalents								22,984,182	2.91%

Total Cash and Investments								$789,247,141	100.00%	I

Notes to Consolidated Statement of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	$2,000,000 principal amount of this investment has been segregated to collateralize certain unfunded commitments.

(I)	All cash and investments, except those referenced in Notes G and H above, are pledged as collateral under the Revolving Facilities as described in Note 4 to the Consolidated Financial Statements.

(J)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(L)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(M)	Negative balances relate to an unfunded commitment that was acquired at a discount.

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

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012 (1)

Investment income
Interest income:
Companies less than 5% owned	$94,632,495	$60,323,117	$42,139,023
Companies 5% to 25% owned	5,394,075	5,445,021	5,850,394
Companies more than 25% owned	896,695	1,210,926	1,253,915
Dividend income:
Companies 5% to 25% owned	1,968,748	–	1,811,189
Lease income:
Companies 5% to 25% owned	320,277	420,375	332,964
Companies more than 25% owned	1,014,053	701,239	490,066
Other income:
Companies less than 5% owned	2,328,980	1,470,116	289,073
Companies 5% to 25% owned	26,125	38,252	26,135
Total investment income	106,581,448	69,609,046	52,192,759

Operating expenses
Management and advisory fees	13,646,064	8,820,229	6,908,942
Interest expense	7,010,215	1,194,158	190,702
Amortization of deferred debt issuance costs	1,926,040	852,618	441,495
Administrative expenses	1,421,863	849,228	–
Legal fees, professional fees and due diligence expenses	1,355,370	797,568	1,165,318
Commitment fees	885,496	292,671	225,560
Director fees	357,050	288,336	199,333
Insurance expense	288,156	189,139	130,140
Custody fees	229,254	149,860	99,947
Professional fees relating to the Conversion	–	–	411,523
Other operating expenses	1,360,564	867,353	619,461
Total operating expenses	28,480,072	14,301,160	10,392,421

Net investment income before taxes	78,101,376	55,307,886	41,800,338

Excise tax expense	808,813	977,624	1,479,978
Net investment income	77,292,563	54,330,262	40,320,360

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	(16,370,638)	(40,379,889)	(29,574,293)
Investments in companies 5% to 25% owned	(4,748,229)	(7,004,857)	13,584,105
Net realized loss	(21,118,867)	(47,384,746)	(15,990,188)
Net change in net unrealized appreciation/depreciation	(6,185,711)	56,456,107	3,205,937
Net realized and unrealized gain (loss)	(27,304,578)	9,071,361	(12,784,251)

Dividends on Series A preferred equity facility	(1,444,634)	(1,516,585)	(1,542,932)
Net change in accumulated dividends on Series A preferred equity facility	6,462	22,033	(59,867)
Distributions of incentive allocation to the General Partner from:
Net investment income	(15,170,877)	(10,567,142)	–
Net realized gains	–	(645,691)	–
Net change in reserve for incentive allocation	1,168,583	(1,168,583)	–

Net increase in net assets applicable to common shareholders resulting from operations	$34,547,519	$49,525,655	$25,933,310

Basic and diluted earnings per common share	$0.88	$1.91	$1.21
Basic and diluted weighted average common shares outstanding	39,395,671	25,926,493	21,475,847

See accompanying notes.

(1) Prior to the Conversion  on April 2, 2012, the Company’s portfolio had different objectives.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

				Paid in		Accumulated	Accumulated
	Common Stock		Capital	Net	Accumulated	Net	Non-
	Shares	Par Amount	in Excess of Par	Investment Income	Net Realized Losses	Unrealized Depreciation	controlling Interest	Total Net Assets

Balance at December 31, 2011	418,956	$419	$364,742,957	$13,515,239	$(45,411,498)	$(94,976,243)	$—	$237,870,874

Retirement of old common stock in the Conversion	(418,956)	(419)	419	—	—	—	—	—
Issuance of common stock in the Conversion	15,725,635	15,726	(15,726)	—	—	—	—	—
Issuance of common stock in public offering	5,750,000	5,750	80,956,005	—	—	—	—	80,961,755
Issuance of common stock from dividend reinvestment plan	1,993	2	30,383	—	—	—	—	30,385
Net investment income	—	—	—	40,320,360	—	—	—	40,320,360
Realized and unrealized gains (losses)	—	—	—	—	(15,990,188)	3,205,937	—	(12,784,251)
Dividends on Series A preferred equity facility	—	—	—	(1,602,799)	—	—	—	(1,602,799)
General Partner incentive allocation	—	—	—	—	—	—	—	—
Regular dividends paid to common shareholders	—	—	—	(27,734,951)	—	—	—	(27,734,951)
Special dividends paid to common shareholders	—	—	—	(1,073,823)	—	—	—	(1,073,823)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1,479,978)	(897,847)	2,377,825	—	—	—
Balance at December 31, 2012	21,477,628	$21,478	$444,234,060	$22,526,179	$(59,023,861)	$(91,770,306)	$—	$315,987,550

Issuance of common stock in public offering, net	14,720,000	14,720	224,548,170	—	—	—	—	224,562,890
Issuance of common stock from dividend reinvestment plan	2,288	2	37,414	—	—	—	—	37,416
Net investment income	—	—	—	54,330,262	—	—	—	54,330,262
Realized and unrealized gains (losses)	—	—	—	—	(47,384,746)	56,456,107	—	9,071,361
Dividends on Series A preferred equity facility	—	—	—	(1,494,552)	—	—	—	(1,494,552)
General Partner incentive allocation	—	—	—	(10,567,142)	(645,691)	—	(1,168,583)	(12,381,416)
Regular dividends paid to common shareholders	—	—	—	(37,877,134)	—	—	—	(37,877,134)
Special dividends paid to common shareholders				(2,625,122)				(2,625,122)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(977,624)	(276,396)	1,254,020	—	—	—
Balance at December 31, 2013	36,199,916	$36,200	$667,842,020	$24,016,095	$(105,800,278)	$(35,314,199)	$(1,168,583)	$549,611,255

Issuance of common stock in public offering, net	12,110,000	12,110	201,127,367	—	—	—	—	201,139,477
Issuance of common stock from at the market offerings, net	400,255	400	6,420,026					6,420,426
Issuance of common stock from dividend reinvestment plan	456	—	7,687	—	—	—	—	7,687
Issuance of convertible debt	—	—	2,515,594	—	—	—	—	2,515,594
Net investment income	—	—	—	77,292,563	—	—	—	77,292,563
Realized and unrealized gains (losses)	—	—	—	—	(21,118,867)	(6,185,711)	—	(27,304,578)
Dividends on Series A preferred equity facility	—	—	—	(1,438,172)	—	—	—	(1,438,172)
General Partner incentive allocation	—	—	—	(15,170,877)	—	—	1,168,583	(14,002,294)
Regular dividends paid to common shareholders	—	—	—	(58,867,403)	—	—	—	(58,867,403)
Special dividends paid to common shareholders	—	—	—	(4,245,526)	—	—	—	(4,245,526)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(808,813)	297,701	511,112	—	—	—
Balance at December 31, 2014	48,710,627	$48,710	$877,103,880	$21,884,381	$(126,408,033)	$(41,499,910)	$—	$731,129,028

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012

Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$34,547,519	$49,525,655	$25,933,310
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss	21,118,867	47,384,746	15,990,188
Net change in unrealized appreciation/depreciation of investments	6,085,664	(55,997,303)	(3,450,486)
Dividends paid on Series A preferred equity facility	1,444,634	1,516,585	1,542,932
Net change in accumulated dividends on Series A preferred equity facility	(6,462)	(22,033)	59,867
Net change in reserve for incentive allocation	(1,168,583)	1,168,583	–
Accretion of original issue discount on investments	(4,843,641)	(2,017,458)	(1,176,644)
Net accretion of market discount/premium	(1,162,316)	(2,007,794)	(2,287,656)
Accretion of original issue discount on convertible debt	212,424	–	–
Interest and dividend income paid in kind	(6,045,878)	(2,620,046)	(2,769,478)
Amortization of deferred debt issuance costs	1,926,040	852,618	441,495
Changes in assets and liabilities:
Purchases of investment securities	(663,469,748)	(468,467,273)	(356,251,448)
Proceeds from sales, maturities and paydowns of investments	266,008,974	235,641,665	211,216,033
Decrease (increase) in accrued interest income - companies less than 5% owned	(2,939,648)	(2,243,204)	1,466,278
Decrease in accrued interest income - companies 5% to 25% owned	161,074	67,573	300,741
Decrease (increase) in accrued interest income - companies more than 25% owned	13,241	11,833	(53,524)
Decrease (increase) in receivable for investments sold	(7,355,405)	4,121,451	(3,430,145)
Decrease (increase) in prepaid expenses and other assets	(1,423,449)	(408,046)	1,419,558
Increase (decrease) in payable for investments purchased	(12,657,424)	(7,107,877)	21,546,908
Increase (decrease) in payable to the Investment Manager	(661,281)	1,011,908	(116,900)
Decrease in management and advisory fees payable	–	–	(565,599)
Increase in interest payable	1,080,012	311,736	43,565
Increase in incentive allocation payable	984,140	3,318,900	–
Increase (decrease) in accrued expenses and other liabilities	83,773	450,995	1,704,082
Net cash used in operating activities	(368,067,473)	(195,506,786)	(88,436,923)

Financing activities
Borrowings	671,500,000	283,000,000	184,000,000
Repayments of debt	(435,500,000)	(262,000,000)	(139,000,000)
Payments of debt issuance costs	(6,657,943)	(3,125,685)	–
Dividends paid on Series A preferred equity facility	(1,444,634)	(1,516,585)	(1,542,932)
Regular dividends paid to common shareholders	(58,867,403)	(37,877,134)	(27,734,951)
Special dividends paid to common shareholders	(4,245,526)	(2,625,122)	(1,073,823)
Proceeds from shares issued in connection with dividend reinvestment plan	7,687	37,416	30,385
Proceeds from common shares sold, net of underwriting and offering costs	207,559,903	224,562,890	80,961,755
Net cash provided by financing activities	372,352,084	200,455,779	95,640,434

Net increase in cash and cash equivalents	4,284,610	4,948,993	7,203,511
Cash and cash equivalents at beginning of period	22,984,182	18,035,189	10,831,678
Cash and cash equivalents at end of period	$27,268,792	$22,984,182	$18,035,189

Supplemental cash flow information
Interest payments	$5,717,779	$352,084	$147,137
Excise tax payments	938,460	969,946	502,978

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

1. Organization and Nature of Operations

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The following is a summary of the significant accounting policies of the Company and the Partnership.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Investment Valuation

The Company’s investments are generally held by the Partnership, TCPC Funding, or the SBIC. Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the Partnership’s Board of Directors and in conformity with procedures set forth in the Revolving Facilities and the statement of preferences for the Preferred Interests, as defined in Note 4, below.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

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

Fair valuations of investments in each asset class are determined using one or more methodologies including the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that may be taken into account include, as relevant:  available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, the principal market in which the investment trades and enterprise values, among other factors.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2014 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$600,260,796	Market rate approach	Market yields	4.2% - 21.4% (11.8%)
	213,981,543	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	15,192,545	Market comparable companies	Revenue multiples	0.4x (0.4x)
	11,103,295	Market comparable companies	EBITDA multiples	6.5x - 7.8x (7.0x)
Other Corporate Debt	67,691	Market rate approach	Market yields	19.8% (19.8%)
	47,536,522	Market quotations	Indicative bid/ask quotes	1 - 6 (2)
	13,628,940	Market comparable companies	EBITDA multiples	7.8x – 10.5x (8.7x)
Equity	7,329,504	Market rate approach	Market yields	6.0% - 18.0% (7.7%)
	4,463,532	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	916,535	Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
	20,233,200	Market comparable companies	EBITDA multiples	4.6x – 8.0x (6.6x)
$934,714,103

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

At December 31, 2014, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$-
2	Other observable market inputs *	131,946,338	79,875,445	-
3	Independent third-party pricing sources that employ significant unobservable inputs	840,538,179	56,621,975	30,618,142
3	Investment Manager valuations with significant unobservable inputs	-	4,611,178	2,324,629
Total		$972,484,517	$141,108,598	$32,942,771

* For example, quoted prices in inactive markets or quotes for comparable investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2014 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$515,953,643	$53,334,634	$36,066,746
Net realized and unrealized gains (losses)	(16,044,779)	(6,935,629)	(2,582,999)
Acquisitions	567,677,189	7,470,587	7,136,219
Dispositions	(171,906,580)	(22,549,239)	(9,646,950)
Transfers out of Level 3 †	(59,202,094)	-	-
Transfers into Level 3 ‡	-	25,301,622	-
Reclassifications within Level 3 §	4,060,800	-	(354,874)
Ending balance	$840,538,179	$56,621,975	$30,618,142

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(8,158,271)	$(5,915,319)	$(779,140)

†  Comprised of six investments that transferred to Level 2 due to increased observable market activity.

‡  Comprised of two investments that transferred from Level 2 due to reduced trading volumes.

§  Comprised of one investment that reclassified from Investment Manager Valuation and one that reclassified to Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$4,060,800	$7,631,335	$2,837,707
Net realized and unrealized losses	-	(506,374)	(101,443)
Acquisitions	-	4,585,133	230,939
Dispositions	-	(7,098,916)	(997,448)
Reclassifications within Level 3 **	(4,060,800)	-	354,874
Ending balance	$-	$4,611,178	$2,324,629

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$-	$164,526	$(1,098,891)

**  Comprised of one investment that reclassified to Independent Third-Party Valuation and one that reclassified from Independent Third-Party Valuation.

There were no transfers between Level 1 and 2 during the year ended December 31, 2014.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

At December 31, 2013, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$843,913
2	Other observable market inputs *	68,221,814	77,312,367	-
3	Independent third-party pricing sources that employ significant unobservable inputs	515,953,643	53,334,634	36,066,746
3	Investment Manager valuations with significant unobservable inputs	4,060,800	7,631,335	2,837,707
Total		$588,236,257	$138,278,336	$39,748,366

* For example, quoted prices in inactive markets or quotes for comparable investments.

Changes in investments categorized as Level 3 during the year ended December 31, 2013 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$359,343,326	$17,171,637	$32,675,370
Net realized and unrealized gains (losses)	1,250,413	7,294,073	(4,419,997)
Acquisitions	303,602,832	38,349,618	18,222,765
Dispositions	(138,765,762)	(15,172,634)	(8,258,531)
Transfers out of Level 3 †	(58,651,283)	(10,300,000)	-
Transfers into Level 3 ‡	49,174,117	15,991,940	-
Reclassifications within Level 3 §	-	-	(2,152,861)
Ending balance	$515,953,643	$53,334,634	$36,066,746

Net change in unrealized appreciation/ depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,649,723	$1,090,962	$745,675

†  Comprised of nine investments that transferred to Level 2 due to increased observable market activity.

‡  Comprised of six investments that transferred from Level 2 due to reduced trading volumes.

§  Comprised of one investment that was reclassified to Investment Manager Valuation.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less.

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

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Information regarding restricted investments is included at the end of the Consolidated Statement of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.7% and 2.7% of total investments at December 31, 2014 and December 31, 2013, respectively. Such positions were converted at the respective closing rate in effect at December 31, 2014 and December 31, 2013 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

The Partnership did not enter into any new derivative transactions during the year ended December 31, 2014. At December 31, 2014, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the year ended December 31, 2014 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$-	$2,048,793
Interest rate cap	-	(13,642)

During the year ended December 31, 2013, the Partnership purchased an interest rate cap with a notional amount of $25,000,000. During the year ended December 31, 2013, the Partnership exited a cross currency basis swap with a notional amount of $6,040,944, and entered into a new cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the year ended December 31, 2013 were included in net realized and unrealized loss on investments in the Consolidated Statement of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$-	$(331,183)
Interest rate cap		(37,611)

Valuations of derivatives held at December 31, 2014 and December 31, 2013 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $1.5 million were incurred during 2013 in connection with the extension of the Partnership’s revolving credit facility (see Note 4). Costs of approximately $1.6 million and $1.8 million were incurred during 2013 and 2014 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4), respectively. Costs of approximately $3.4 million were incurred in June 2014 in connection with placing the Company’s unsecured convertible notes (see Note 4). Costs of approximately $1.5 million were incurred during 2014 in connection with placing TCPC SBIC’s SBA debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company or the Partnership.

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

Certain debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. GAAP generally requires that discounts on the acquisition of corporate bonds, municipal bonds and treasury bonds be amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes , the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of December 31, 2014, all tax years of the Company, the Partnership, TCPC Funding and the SBIC since January 1, 2011 remain subject to examination by federal tax authorities. No such examinations are currently pending.

During the year ended December 31, 2014, the Company accrued $808,813 in excise taxes related to income earned in 2014 and paid $938,460 in excise taxes related to income earned in 2013. During the year ended December 31, 2013, the Company paid $969,946 in excise taxes related to income earned in 2012. During the year ended December 31, 2012, the Company paid $502,978 in excise taxes related to income earned in 2011.

Income and capital gain distributions are determined in accordance with income tax regulations, which may differ from GAAP. Capital accounts within the financial statements are adjusted at year end for permanent book and tax differences. At December 31, 2014, the Company reclassified $808,813 in excise tax expenses from accumulated net investment income to paid-in capital, $17,846 in foreign currency gains from accumulated net realized losses to accumulated net investment income, and $528,959 in certain investment income from accumulated net investment income to accumulated net realized losses. At December 31, 2013, the Company reclassified $977,624 in excise tax expenses from accumulated net investment income to paid-in capital, $47,326 in foreign currency losses from accumulated net realized losses to accumulated net investment income, and $1,206,694 in certain investment income from accumulated net investment income to accumulated net realized losses. At December 31, 2012, the Company reclassified $2,377,825 in foreign currency losses from accumulated net realized losses to accumulated net investment income and $1,479,978 in excise tax expenses from accumulated net investment income to paid-in capital. Temporary differences are primarily attributable to differing book and tax treatments for the timing of the recognition of gains and losses on certain investment transactions, and will reverse in subsequent periods.

2. Summary of Significant Accounting Policies (continued)

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company and the cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at December 31, 2014 and December 31, 2013 were as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (continued)

	December 31, 2014	December 31, 2013
Undistributed ordinary income	$23,253,013	$24,219,834
Capital loss carryforwards	(109,786,977)	(60,301,810)
Post-October capital loss deferrals	(16,301,455)	(45,178,866)

Unrealized appreciation	$32,342,656	$31,095,792
Unrealized depreciation	(73,638,935)	(66,306,406)
Net unrealized depreciation	(41,296,279)	(35,210,614)

Cost	$1,189,550,272	$801,156,529

The Company’s capital loss carryforwards may be used to offset capital gains in succeeding taxable years. Of the carryforwards, $2,987,224 and $34,759,833 will expire after 2017 and 2018, respectively.  The remaining $72,039,920 will carry forward indefinitely until used.  Distributions to holders of the Series A Preferred are treated, on an accrual basis, as distributions of ordinary income for federal tax purposes.

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. No incentive compensation was incurred prior to January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At December 31, 2014 and December 31, 2013, the General Partner’s equity interest in the Partnership was comprised entirely of such reserve amount, if any, and is reported as a non-controlling interest in the consolidated financial statements of the Company.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

4. Leverage

Leverage is comprised of convertible senior unsecured notes issued by the Company (the “Convertible Notes”), amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), debentures guaranteed by the SBA (the “SBA Debentures”), and amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”), at December 31, 2014 as follows:

	Maturity	Rate	Carrying Value **	Available	Total Capacity
Operating Company Facility	2017	L+2.5%*	$70,000,000	$46,000,000	$116,000,000
TCPC Funding Facility	2017	L+2.5%*	125,000,000	125,000,000	250,000,000
Convertible Notes ($108 million par)	2019	5.25%	105,696,830	-	105,696,830
SBA Program	2024-2025	3.015%†	28,000,000	47,000,000	75,000,000
Preferred Interests	2016	L+0.85%*	134,000,000	-	134,000,000
Total leverage			$462,696,830	$218,000,000	$680,696,830

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

** Except for the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

† Interest rate on pooled loans, excluding fees of 0.355%. As of December 31, 2014, $9.5 million of the outstanding amount bore interest at a temporary rate of 0.555% plus fees of 0.355% through March 25, 2015, the date of the next SBA pooling.

Total leverage outstanding and available at December 31, 2013 were as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Operating Company Facility	2016	L+0.44%*	$45,000,000	$71,000,000	$116,000,000
TCPC Funding Facility	2016	L+2.75%*	50,000,000	50,000,000	100,000,000
Preferred Interests	2016	L+0.85%*	134,000,000	-	134,000,000
Total leverage			$229,000,000	$121,000,000	$350,000,000

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

The combined weighted-average interest and dividend rates on total leverage outstanding at December 31, 2014 and December 31, 2013 were 2.86% and 1.38%, respectively.

Total expenses related to our debt include:

	Year Ended December 31,
	2014	2013	2012
Interest expense	$7,010,215	$1,194,158	$190,702
Amortization of deferred debt issuance costs	1,926,040	852,618	441,495
Commitment fees	885,496	292,671	225,560
Total	$9,821,751	$2,339,447	$857,757

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

4. Leverage (continued)

Amounts outstanding under the Revolving Facilities, the Convertible Notes and the SBA Debentures are carried at amortized cost in the Statement of Assets and Liabilities. As of December 31, 2014, the estimated fair value of the Partnership Facility and the SBA Debentures approximated its carrying value, and the TCPC Funding Facility and Convertible Notes had estimated fair values of $126.4 million and $108.2 million, respectively. The estimated fair values of the Revolving Facilities, the Convertible Notes and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for our borrowings and entities with similar credit risks at the measurement date. At December 31, 2014, the fair values of the Revolving Facilities, the Convertible Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Notes

On June 11, 2014, the Company issued $108 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Revolving Facilities and Preferred Interests. The Company does not have the right to redeem the Convertible Notes prior to maturity.  The Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At December 31, 2014, the principal amount of the Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

4. Leverage (continued)

The Convertible Notes are accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any Convertible Note, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of our common stock (or a combination of cash and shares), subject to the requirements of the Indenture. The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP. At the time of issuance the estimated values of the debt and equity components of the Convertible Notes were approximately 97.7% and 2.3%, respectively. The original issue discount equal to the equity component of the Convertible Notes was recorded in “paid-in-capital in excess of par” in the accompanying Consolidated Statement of Assets and Liabilities. As a result, the Company will record interest expense comprised of both stated interest and accretion of the original issue discount.  At the time of issuance, the equity component was $2,515,594.  As of December 31, 2014, the components of the carrying value of the Convertible Notes were as follows:

Principal amount of debt	$108,000,000
Original issue discount, net of accretion	(2,303,170)
Carrying value of debt	$105,696,830

For the year ended December 31, 2014, the components of interest expense for the Convertible Notes were as follows:

Stated interest expense	$3,039,750
Accretion of original issue discount	212,424
Total interest expense	$3,252,174

The estimated effective interest rate of the debt component of the Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the year ended December 31, 2014.

Partnership Facility

The Partnership Facility provides for amounts to be drawn up to $116 million, subject to certain collateral and other restrictions. The Partnership Facility matures on July 31, 2016. Most of the cash and investments held directly by the Partnership, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the Partnership Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility bear interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of December 31, 2014, the Partnership was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

4. Leverage (continued)

SBA Debentures

As of December 31, 2014 the SBIC is able to issue up to $75 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2014, the Partnership had committed $75 million of regulatory capital to the SBIC, $31.5 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2014 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.015%		0.355%
December 11, 2014	March 25, 2015	9,500,000	0.555	%*	0.355%
		$28,000,000

* Interest rate on pooled loans, excluding fees of 0.355%. As of December 31, 2014, $9.5 million of the outstanding amount bore interest at a temporary rate of 0.555% plus fees of 0.355% through March 25, 2015, the date of the next SBA pooling.

TCPC Funding Facility

The TCPC Funding Facility, issued on May 15, 2013, provides for amounts to be drawn up to $250 million, subject to certain collateral and other restrictions. The TCPC Funding Facility matures on May 15, 2017, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility up to $300 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

As of December 31, 2014, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.50% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.75% per annum on the unused portion of the facility, or 1.00% per annum when the unused portion is greater than 33% of the total facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2014, TCPC Funding was in full compliance with such covenants.

Preferred Interests

At December 31, 2014, the Preferred Interests were comprised of 6,700 Series A preferred limited partner interests issued and outstanding with a liquidation preference of $20,000 per interest. The Preferred Interests accrue dividends at an annual rate equal to 0.85% plus either LIBOR or the interestholder’s cost of funds (subject to a cap of LIBOR plus 20 basis points). The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of December 31, 2014, the Partnership was in full compliance with such requirements.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

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

The Consolidated Statement of Investments includes certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at December 31, 2014 as follows:

Revolving Loan Facilities	$46,769,163
Delayed Draw Loans and Notes	28,426,687
Letters of Credit	9,379,246
Total Unfunded Commitments	$84,575,096

6. Related Parties

The Company, the Partnership, TCPC Funding, the SBIC, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2014, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership. At December 31, 2014, amounts reimbursable to the Investment Manager totaled $459,827, as reflected in the Consolidated Statement of Assets and Liabilities.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

6. Related Parties (continued)

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership. For the years ended December 31, 2014 and 2013, expenses allocated pursuant to the Administration Agreements totaled $1,421,863 and $849,228, respectively. The Administrator waived reimbursement of all administrative expenses prior to January 1, 2013.

On November 25, 2014, the Company and the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Company and the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Company and the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the year ended December 31, 2014, the Company purchased approximately $26.5 million of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer and the selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2014.

	Shares Issued	Price Per Share		Net Proceeds
August 1, 2014 public offering	6,210,000	$17.33		$103,940,721
November 26, 2014 public offering	5,900,000	17.05		97,198,756
At-the-market offerings	400,225	16.04	*	6,420,426
Shares issued from dividend reinvestment plan	456	16.86	*	7,687

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2013:

	Shares Issued	Price Per Share		Net Proceeds
May 21, 2013 public offering	5,175,000	$15.63		$78,176,790
October 1, 2013 public offering	4,370,000	15.76		66,473,600
December 18, 2013 public offering	5,175,000	16.00		79,912,500
Shares issued from dividend reinvestment plan	2,288	16.35	*	37,416

* Weighted-average price per share.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

7. Stockholders’ Equity and Dividends (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the year ended December 31, 2014:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	Regular	$0.36	$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	Regular	0.36	13,032,007
May 7, 2014	June 18, 2014	June 30, 2014	Special	0.05	1,810,001
August 7, 2014	September 16, 2014	September 30, 2014	Regular	0.36	15,267,647
November 5, 2014	December 8, 2014	December 31, 2014	Regular	0.36	17,535,779
November 5, 2014	December 8, 2014	December 31, 2014	Special	0.05	2,435,525
				$1.54	$63,112,929

The following table summarizes the Company’s dividends declared for the year ended December 31, 2013:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 7, 2013	March 18, 2013	March 29, 2013	Regular	$0.35	$7,517,170
March 7, 2013	March 18, 2013	March 29, 2013	Special	0.05	1,073,881
May 8, 2013	June 7, 2013	June 28, 2013	Regular	0.36	9,595,344
August 8, 2013	September 9, 2014	September 30, 2013	Regular	0.36	9,595,692
November 7, 2013	December 10, 2013	December 31, 2013	Regular	0.36	11,168,929
November 7, 2013	December 10, 2013	December 31, 2013	Special	0.05	1,551,240
				$1.53	$40,502,256

8. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net increase in net assets applicable to common shareholders resulting from operations	$34,547,519	$49,525,655	$25,933,310
Weighted average shares outstanding	39,395,671	25,926,493	21,475,847
Earnings per share	$0.88	$1.91	$1.21

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

9. Subsequent Events

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company 10b5-1 Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934.

The Company Repurchase Plan is designed to allow TCPC to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan will require an agent selected by TCPC to repurchase shares of common stock on TCPC’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of TCPC’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchases will depend on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased.

Unless extended or terminated by its board of directors, TCPC expects that the Company Repurchase Plan will be in effect through the earlier of two trading days after TCPC’s first quarter 2015 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On March 6, 2015, the company expanded the TCPC Funding Facility by $50 million to $300 million, increased the accordion feature by $50 million to $350 million and extended the maturity date to March 6, 2019.

On March 10, 2015, the Company’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2015 to stockholders of record as of the close of business on March 19, 2015.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

10. Financial Highlights

The financial highlights below show the Company's results of operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. Per share amounts are calculated assuming the common shares issued in the Conversion on April 2, 2012 and those sold in the initial public offering on April 3, 2012 had been issued as of the beginning of the year.

	Year Ended December 31,
	2014	2013	2012

Per Common Share
Per share NAV at beginning of period (1)	$15.18	$14.71	$14.84

Investment operations:
Net investment income before income taxes	1.98	2.13	1.95
Excise taxes	(0.02)	(0.03)	(0.07)
Net investment income	1.96	2.10	1.88
Net realized and unrealized gain	(0.69)	0.35	(0.60)
Dividends on Series A preferred equity facility	(0.04)	(0.06)	(0.07)
Incentive allocation reserve and distributions	(0.35)	(0.48)	-
Total from investment operations	0.88	1.91	1.21

Issuance of common stock	0.43	0.09	-
Issuance of convertible debt	0.06	-	-
Distributions to common shareholders from:
Net investment income	(1.54)	(1.53)	(1.34)
Per share NAV at end of period	$15.01	$15.18	$14.71

Per share market price at end of period	$16.78	$16.78	$14.74

Total return based on market value (1), (2)	9.2%	24.2%	9.0%
Total return based on net asset value (1)	9.0%	13.6%	8.2%

Shares outstanding at end of period	48,710,627	36,199,916	21,477,628

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

10. Financial Highlights (continued)

	Year Ended December 31,
	2014	2013	2012	2011

Ratios to average common equity: (3)
Net investment income (4)	10.2%	10.9%	13.6%	17.6%
Expenses (5)	4.7%	3.6%	3.5%	3.6%
Expenses and incentive allocation (6)	7.2%	6.5%	N/A	N/A

Ending common shareholder equity	$731,129,028	$549,553,354	$315,987,550	$237,870,874
Portfolio turnover rate	28.4%	38.9%	48.3%	42.8%
Weighted-average debt outstanding	$209,095,352	$88,471,233	$25,374,317	$42,038,356
Weighted-average interest rate on debt	3.4%	1.3%	0.7%	80.0%
Weighted-average number of common shares	39,395,671	25,926,493	21,475,847	N/A
Average debt per share	$5.31	$3.44	$1.18	N/A

Asset Coverage:	As of December 31,
	2014	2013	2012	2012

Series A Preferred Equity Facility:
Interests outstanding	6,700	6,700	6,700	6,700
Involuntary liquidation value per interest	$20,074	$20,075	$20,079	$20,070
Asset coverage per interest	$51,592	$68,125	$50,475	$49,251
	.
Revolving Facilities
Debt outstanding	$328,696,830	$95,000,000	$74,000,000	$29,000,000
Asset coverage per $1,000 of debt outstanding	$8,973	$8,176	$7,077	$13,803

(1) 2012 total return calculated assuming the Conversion and the initial public offering occurred on January 1, 2012.

(2) 2012 total return is based on an initial public offering price of $14.75.

(3) These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(4) Net of incentive allocation and excise taxes.

(5) Excludes excise taxes.

(6) Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

11. Select Quarterly Data (Unaudited)

	2014
	Q4	Q3	Q2	Q1

Total investment income	$32,135,038	$27,190,466	$24,587,300	$22,668,644
Net investment income before taxes	22,684,324	19,200,190	18,426,208	17,790,654
Excise taxes	808,813	-	-	-
Net investment income	21,875,511	19,200,190	18,426,208	17,790,654
Net realized and unrealized gain	(24,967,480)	(4,505,178)	(3,011,938)	5,180,018
Preferred dividends	(360,303)	(362,169)	(357,060)	(358,640)
Incentive allocation reserve and distributions	(3,601,876)	(2,866,569)	(3,011,442)	(4,522,407)
Net increase in net assets resulting from operations	$(7,054,148)	$11,466,274	$12,045,768	$18,089,625
Basic and diluted earnings per common share	$(0.16)	$0.29	$0.33	$0.50

	2013
	Q4	Q3	Q2	Q1

Total investment income	$20,985,737	$17,288,371	$14,469,195	$16,865,743
Net investment income before taxes	16,262,265	13,587,979	11,461,529	13,996,113
Excise taxes	977,624	-	-	-
Net investment income	15,284,641	13,587,979	11,461,529	13,996,113
Net realized and unrealized gain	3,120,563	2,937,047	658,362	2,355,389
Preferred dividends	(355,610)	(387,982)	(373,558)	(377,402)
Incentive allocation reserve and distributions	(3,609,920)	(3,227,409)	(2,349,267)	(3,194,820)
Net increase in net assets resulting from operations	$14,439,674	$12,909,635	$9,397,066	$12,779,280
Basic and diluted earnings per common share	$0.46	$0.48	$0.40	$0.60

TCP Capital Corp.

Consolidated Schedule of Change in Investments in Affiliates (1)

Year Ended December 31, 2014

Security	Dividends or Interest (2)	Fair Value at January 1, 2014	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2014
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$327,716	$2,056,927	$2,812,650	$-	$4,869,577
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	-	(250,236)	9,017,764
Anacomp, Inc., Class A Common Stock	-	1,004,422	-	(87,887)	916,535
EPMC HoldCo, LLC, Membership Units	-	1,562,137	969,968	(1,849,491)	682,614
ESP Holdings, Inc., Cumulative Preferred 15%	1,968,748	3,947,862	239,170	(4,187,032)	-
ESP Holdings, Inc., Common Stock	289,315	2,856,346	6,981,836	(9,838,181)	-
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes,
6% Cash + 10% PIK, due 12/31/19	205,175	7,959,369	-	(7,959,369)	-
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%,
1.25% LIBOR Floor, due 12/11/18	1,344,702	15,097,500	1,500	(442,050)	14,656,950
KAGY Holding Company, Inc., Series A Preferred Stock	-	662,134	-	(540,159)	121,975
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	52,092	404,605	-	(404,605)	-
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	53,275	414,010	-	(414,010)	-
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	4,678	114,000	-	(114,000)	-
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	25,964	275,405	-	(275,405)	-
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	27,571	486,115	-	(486,115)	-
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	262,962	2,948,986	-	(1,289,983)	1,659,003
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	274,461	3,171,026	-	(1,271,076)	1,899,950
N510UA Equipment Trust Beneficial Interests	86,342	465,625	285,805	(751,430)	-
N512UA Equipment Trust Beneficial Interests	85,549	458,277	281,999	(740,276)	-
N536UA Equipment Trust Beneficial Interests	40,259	656,766	80,397	(737,163)	-
N545UA Equipment Trust Beneficial Interests	107,483	641,840	163,935	(805,775)	-
N585UA Equipment Trust Beneficial Interests	31,098	571,706	322,126	(893,832)	-
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	19,714	296,820	-	(87,652)	209,168
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	28,023	397,290	-	(76,850)	320,440
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	37,801	524,620	-	(86,941)	437,679
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,443	543,320	-	(83,062)	460,258
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	39,309	542,640	-	(84,738)	457,902
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,787	548,250	-	(83,967)	464,283
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	40,262	553,520	-	(82,919)	470,601
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	42,013	574,430	-	(81,172)	493,258
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	41,423	568,310	-	(83,402)	484,908
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	28,046	404,600	-	(90,012)	314,588
N913DL Equipment Trust Beneficial Interests	18,477	125,970	85,559	(94,032)	117,497
N918DL Equipment Trust Beneficial Interests	14,907	142,970	82,257	(89,336)	135,890
N954DL Equipment Trust Beneficial Interests	14,119	68,000	112,356	(107,752)	72,604
N955DL Equipment Trust Beneficial Interests	13,186	113,560	103,886	(106,436)	111,010
N956DL Equipment Trust Beneficial Interests	13,244	108,800	105,904	(107,904)	106,800
N957DL Equipment Trust Beneficial Interests	12,996	109,650	105,488	(107,456)	107,682
N959DL Equipment Trust Beneficial Interests	12,756	110,500	105,095	(107,016)	108,579
N960DL Equipment Trust Beneficial Interests	11,868	109,650	104,892	(106,676)	107,865
N961DL Equipment Trust Beneficial Interests	12,161	103,870	107,504	(108,548)	102,826
N976DL Equipment Trust Beneficial Interests	13,666	103,033	101,533	(102,560)	102,006
RM Holdco, LLC, Equity Participation	-	-	-	-	-
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	58,663	2,197,621	3,026,338	(5,223,959)	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	400,651	3,626,947	465,190	(192,112)	3,900,025
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	1,349,228	6,825,328	1,327,860	(1,695,863)	6,457,325
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	444,445	2,150,088	437,146	(19,517)	2,567,717
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	279,505	1,370,199	274,827	(8,712)	1,636,314
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	6,107	-	631,164		631,164
United N659UA-767, LLC (N659UA)	443,575	2,840,323	1,126,014	(788,515)	3,177,822
United N661UA-767, LLC (N661UA)	436,533	2,852,677	1,092,004	(865,758)	3,078,923
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	5,000,000	-	(825,000)	4,175,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2013

Security	Dividends or Interest (2)	Fair Value at January 1, 2013	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2013
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$128,215	$-	$2,056,927	$-	$2,056,927
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	640,007	-	9,268,000	-	9,268,000
Anacomp, Inc., Class A Common Stock	-	1,255,527	-	(251,105)	1,004,422
EPMC HoldCo, LLC, Membership Units	-	2,730,458	1,481,930	(2,650,251)	1,562,137
ESP Holdings, Inc., Cumulative Preferred 15%	-	3,643,088	304,776	-	3,947,862
ESP Holdings, Inc., Common Stock	32,627	2,263,124	593,222	-	2,856,346
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes,
6% Cash + 10% PIK, due 12/31/19	1,199,575	7,134,137	825,232	-	7,959,369
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%,
1.25% LIBOR Floor, due 12/11/18	83,281	-	15,097,500	-	15,097,500
International Wire Group Holdings, Inc., Senior Secured Notes, 8.5%, due 10/15/17	443,715	15,450,000	759,750	(16,209,750)	-
KAGY Holding Company, Inc., Series A Preferred Stock	-	-	8,096,057	(7,433,923)	662,134
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	74,646	548,340	-	(143,735)	404,605
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	75,593	556,225	-	(142,215)	414,010
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	29,100	277,780	-	(163,780)	114,000
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	50,422	436,810	-	(161,405)	275,405
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	88,705	653,220	-	(167,105)	486,115
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	390,117	4,264,148	-	(1,315,162)	2,948,986
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	401,041	4,351,424	-	(1,180,398)	3,171,026
N510UA Equipment Trust Beneficial Interests	72,866	479,682	81,562	(95,619)	465,625
N512UA Equipment Trust Beneficial Interests	72,497	473,761	79,808	(95,292)	458,277
N536UA Equipment Trust Beneficial Interests	104,929	624,746	143,097	(111,077)	656,766
N545UA Equipment Trust Beneficial Interests	92,525	616,897	128,359	(103,415)	641,840
N585UA Equipment Trust Beneficial Interests	80,203	583,392	93,707	(105,392)	571,706
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	26,248	367,370	6,959	(77,509)	296,820
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	33,806	454,580	11,322	(68,612)	397,290
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	44,415	597,720	5,725	(78,825)	524,620
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	45,803	612,000	7,144	(75,824)	543,320
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	45,775	612,850	6,875	(77,085)	542,640
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	46,204	617,440	7,297	(76,487)	548,250
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	46,629	622,030	7,386	(75,896)	553,520
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	48,285	640,730	8,476	(74,776)	574,430
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	47,846	636,990	7,902	(76,582)	568,310
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	34,759	473,280	10,967	(79,647)	404,600
N913DL Equipment Trust Beneficial Interests	12,045	111,520	108,482	(94,032)	125,970
N918DL Equipment Trust Beneficial Interests	9,213	120,530	111,778	(89,338)	142,970
N954DL Equipment Trust Beneficial Interests	7,578	113,390	78,825	(124,215)	68,000
N955DL Equipment Trust Beneficial Interests	6,891	160,650	75,824	(122,914)	113,560
N956DL Equipment Trust Beneficial Interests	6,845	163,200	77,085	(131,485)	108,800
N957DL Equipment Trust Beneficial Interests	6,648	163,880	76,487	(130,717)	109,650
N959DL Equipment Trust Beneficial Interests	6,456	164,390	75,896	(129,785)	110,500
N960DL Equipment Trust Beneficial Interests	5,662	169,660	74,776	(134,786)	109,650
N961DL Equipment Trust Beneficial Interests	5,805	171,360	76,582	(144,072)	103,870
N967DL Equipment Trust Beneficial Interests	7,056	83,300	122,293	(102,560)	103,033
RM Holdco, LLC, Membership Units	-	849,478	-	(849,478)	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	57,992	5,106,805	57,991	(2,967,175)	2,197,621
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 11%, due 3/19/16	413,430	3,759,156	16,974	(149,183)	3,626,947
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B,
12% Cash + 7% PIK, due 3/19/16	1,258,016	6,258,122	567,206	-	6,825,328
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche B-1,
12% Cash + 7% PIK, due 3/19/16	410,004	1,976,470	186,901	(13,283)	2,150,088
RM OpCo, LLC, Convertible 1st Lien Term Loan Tranche B-1,
12% Cash + 7% PIK, due 3/21/16	182,711	-	1,370,199	-	1,370,199
United N659UA-767, LLC (N659UA)	316,842	2,771,428	999,280	(930,385)	2,840,323
United N661UA-767, LLC (N661UA)	313,627	2,789,809	969,098	(906,231)	2,852,677
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	-	5,000,000	-	5,000,000

Notes to Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2014

Investment	Acquisition Date

Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Green Biologics, Inc., Warrants to purchase Stock	12/22/14
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Ichor Systems Holdings, LLC, Membership Units	Var. 2009 & 2010
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Warrants to purchase Stock	12/17/14
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd, Warrants	8/6/14
Shop Holdings, LLC, Convertible Promissory Note, 5%, due 8/5/15	2/5/14
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2013

Investment	Acquisition Date

AIP/IS Holdings, LLC, Membership Units	Var. 2009 & 2010
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
SLS Breeze Intermediate Holdings, Inc., Warrants to Purchase Common Stock	9/25/13
St Barbara Ltd., 1st Priority Senior Secured Notes, 8.875%, due 4/15/18	3/22/13
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Unsecured Notes, 10% Cash + 2% PIK, due 9/26/19	9/26/11
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12
Vantage Oncology, LLC, Senior Secured Notes, 9.5%, due 6/15/17	6/6/13

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments:
Companies less than 5% owned	$-	$1,081,901,384	$-	$1,081,901,384
Companies 5% to 25% owned	-	48,716,425	-	48,716,425
Companies more than 25% owned	-	15,918,077	-	15,918,077
Investment in subsidiary	833,816,090	-	(833,816,090)	-
Total investments	833,816,090	1,146,535,886	(833,816,090)	1,146,535,886

Cash and cash equivalents	-	27,268,792	-	27,268,792
Receivable for investment securities sold	-	10,961,369	-	10,961,369
Accrued interest income	-	9,504,438	-	9,504,438
Deferred debt issuance costs	3,058,913	4,642,075	-	7,700,988
Unrealized appreciation on swaps	-	1,717,610	-	1,717,610
Options (cost $51,750)	-	497	-	497
Receivable from subsidiary	1,031,498	-	(1,031,498)	-
Prepaid expenses and other assets	176,692	2,000,525	-	2,177,217
Total assets	838,083,193	1,202,631,192	(834,847,588)	1,205,866,797

Liabilities
Debt	105,696,830	223,000,000	-	328,696,830
Incentive allocation payable	-	4,303,040	-	4,303,040
Payable for investment securities purchased	-	2,049,518	-	2,049,518
Interest payable	247,917	1,263,064	-	1,510,981
Payable to the Investment Manager	130,967	328,860	-	459,827
Payable to parent	-	1,031,498	(1,031,498)	-
Accrued expenses and other liabilities	878,451	2,341,332	-	3,219,783
Total liabilities	106,954,165	234,317,312	(1,031,498)	340,239,979

Preferred equity facility
Series A preferred limited partner interests	-	134,000,000	-	134,000,000
Accumulated dividends on Series A preferred equity facility	-	497,790	-	497,790
Total preferred limited partner interests	-	134,497,790	-	134,497,790

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-	-	-

Net assets	$731,129,028	$833,816,090	$(833,816,090)	$731,129,028

Composition of net assets
Common stock	$48,710	$-	$-	$48,710
Additional paid-in capital	877,103,880	978,731,888	(978,731,888)	877,103,880
Accumulated deficit	(146,023,562)	(144,915,798)	144,915,798	(146,023,562)
Non-controlling interest	-	-	-	-
Net assets	$731,129,028	$833,816,090	$(833,816,090)	$731,129,028

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

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2014

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$94,632,495	$-	$94,632,495
Companies 5% to 25% owned	-	5,394,075	-	5,394,075
Companies more than 25% owned	-	896,695	-	896,695
Dividend income:
Companies 5% to 25% owned	-	1,968,748	-	1,968,748
Lease income:
Companies 5% to 25% owned	-	320,277	-	320,277
Companies more than 25% owned	-	1,014,053	-	1,014,053
Other income:
Companies less than 5% owned	-	2,328,980	-	2,328,980
Companies 5% to 25% owned	-	26,125	-	26,125
Total interest and related investment income	-	106,581,448	-	106,581,448

Operating expenses
Management and advisory fees	-	13,646,064	-	13,646,064
Interest expense	3,252,174	3,758,041	-	7,010,215
Amortization of deferred debt issuance costs	372,487	1,553,553	-	1,926,040
Administration expenses	-	1,421,863	-	1,421,863
Legal fees, professional fees and due diligence expenses	402,086	953,284	-	1,355,370
Commitment fees	-	885,496	-	885,496
Director fees	117,943	239,107	-	357,050
Insurance expense	95,988	192,168	-	288,156
Custody fees	3,500	225,754	-	229,254
Other operating expenses	803,544	557,020	-	1,360,564
Total expenses	5,047,722	23,432,350	-	28,480,072

Net investment income (loss) before income taxes	(5,047,722)	83,149,098	-	78,101,376

Excise tax expense	808,813	-	-	808,813
Net investment income (loss)	(5,856,535)	83,149,098	-	77,292,563

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	-	(16,370,638)	-	(16,370,638)
Investments in companies 5% to 25% owned	-	(4,748,229)	-	(4,748,229)
Net realized loss	-	(21,118,867)	-	(21,118,867)
Net change in unrealized appreciation/depreciation	-	(6,185,711)	-	(6,185,711)
Net realized and unrealized gain	-	(27,304,578)	-	(27,304,578)

Interest in earnings of subsidiary	40,404,054	-	(40,404,054)	-
Dividends paid on Series A preferred equity facility	-	(1,444,634)	-	(1,444,634)
Net change in accumulated dividends on Series A preferred equity facility	-	6,462	-	6,462
Distributions of incentive allocation to the General Partner from net investment income	-	-	(15,170,877)	(15,170,877)
Net change in reserve for incentive allocation	-	-	1,168,583	1,168,583

Net increase in net assets resulting from operations	$34,547,519	$54,406,348	$(54,406,348)	$34,547,519

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2013

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$60,323,117	$-	$60,323,117
Companies 5% to 25% owned	-	5,445,021	-	5,445,021
Companies more than 25% owned	-	1,210,926	-	1,210,926
Lease income:
Companies 5% to 25% owned	-	420,375	-	420,375
Companies more than 25% owned	-	701,239	-	701,239
Other income:
Companies less than 5% owned	-	1,470,116	-	1,470,116
Companies 5% to 25% owned	-	38,252	-	38,252
Companies more than 25% owned	-	-	-	-
Total interest and related investment income	-	69,609,046	-	69,609,046

Operating expenses
Management and advisory fees	-	8,820,229	-	8,820,229
Interest expense	-	1,194,158	-	1,194,158
Amortization of deferred debt issuance costs	-	852,618	-	852,618
Administration expenses	-	849,228	-	849,228
Legal fees, professional fees and due diligence expenses	397,529	400,039	-	797,568
Commitment fees	-	292,671	-	292,671
Director fees	95,926	192,410	-	288,336
Insurance expense	62,901	126,238	-	189,139
Custody fees	3,500	146,360	-	149,860
Other operating expenses	472,481	394,872	-	867,353
Total expenses	1,032,337	13,268,823	-	14,301,160

Net investment income (loss) before income taxes	(1,032,337)	56,340,223	-	55,307,886

Excise tax expense	977,624	-	-	977,624
Net investment income (loss)	(2,009,961)	56,340,223	-	54,330,262

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	-	(40,379,889)	-	(40,379,889)
Investments in companies 5% to 25% owned	-	(7,004,857)	-	(7,004,857)
Net change in unrealized appreciation/depreciation	-	56,456,107	-	56,456,107
Net realized and unrealized gain	-	9,071,361	-	9,071,361

Interest in earnings of subsidiary	51,535,616	-	(51,535,616)	-
Dividends paid on Series A preferred equity facility	-	(1,516,585)	-	(1,516,585)
Net change in accumulated dividends on Series A preferred equity facility	-	22,033	-	22,033
Distributions of incentive allocation to the General Partner from net investment income	-	-	(10,567,142)	(10,567,142)
Distributions of incentive allocation to the General Partner from net realized gains	-	-	(645,691)	(645,691)
Net change in reserve for incentive allocation	-	-	1,168,583)	(1,168,583)

Net increase in net assets resulting from operations	$49,525,655	$63,917,032	$63,917,032)	$49,525,655

TCP Capital Corp.

Consolidating Statement of Operations

Year Ended December 31, 2012

	TCP	Special Value		TCP
	Capital Corp.	Continuation		Capital Corp.
	Standalone	Partners, LP	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	-	$42,139,023	-	$42,139,023
Companies 5% to 25% owned	-	5,850,394	-	5,850,394
Companies more than 25% owned	-	1,253,915	-	1,253,915
Dividend income:
Companies 5% to 25% owned	-	1,811,189	-	1,811,189
Lease income:
Companies 5% to 25% owned	-	332,964	-	332,964
Companies more than 25% owned	-	490,066	-	490,066
Other income:
Companies less than 5% owned	-	289,073	-	289,073
Companies 5% to 25% owned	-	26,135	-	26,135
Total interest and related investment income	-	52,192,759	-	52,192,759

Operating expenses
Management and advisory fees	1,292	6,907,650	-	6,908,942
Professional fees relating to the Conversion	-	411,523	-	411,523
Amortization of deferred debt issuance costs	-	441,495	-	441,495
Legal fees, professional fees and due diligence expenses	376,309	789,009	-	1,165,318
Commitment fees	-	225,560	-	225,560
Director fees	66,444	132,889	-	199,333
Interest expense	-	190,702	-	190,702
Insurance expense	43,279	86,861	-	130,140
Custody fees	3,500	96,447	-	99,947
Other operating expenses	181,971	437,490	-	619,461
Total operating expenses	672,795	9,719,626	-	10,392,421

Net investment income (loss) before income taxes	(672,795)	42,473,133	-	41,800,338

Excise tax expense	1,479,978	-	-	1,479,978

Net investment income (loss)	(2,152,772)	42,473,133	-	40,320,360

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	-	(29,574,293)	-	(29,574,293)
Investments in companies 5% to 25% owned	-	13,584,105	-	13,584,105
Net realized loss	-	(15,990,188)	-	(15,990,188)
Net change in unrealized appreciation/depreciation	28,086,083	3,205,937	(28,086,083)	3,205,937
Net realized and unrealized gain (loss)	28,086,083	(12,784,251)	(28,086,083)	(12,784,251)

Dividends paid on Series A preferred equity facility	-	(1,542,932)	-	(1,542,932)
Net change in accumulated dividends on Series A preferred equity facility	-	(59,867)	-	(59,867)

Net increase in net assets resulting from operations	$25,933,310	$28,086,083	$(28,086,083)	$25,933,310

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014.

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC (3)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC (4)
10.3	Form of Administration Agreement of the Registrant (5)
10.4	Custodial Agreement dated as of July 31, 2006 (6)
10.5	Form of Transfer Agency and Registrar Services Agreement (7)
10.6	Form of License Agreement (8)
10.7	Credit Agreement dated July 31, 2006 (9)
10.8	Form of First Amendment to Credit Agreement dated February 28, 2011 (10)
10.9	Form of Second Amendment to Credit Agreement dated September 18, 2013 (11)
10.10	Form of Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP (12)
10.11	Form of Administration Agreement of Special Value Continuation Partners, LP (13)
10.12	Form of Loan Financing and Servicing Agreement dated May 15, 2013 (14)
10.13	Form of Amendment No. 1 to Loan Financing and Servicing Agreement dated August 13, 2013 (15)
10.14	Form of Amendment No. 2 to Loan Financing and Servicing Agreement dated September 10, 2013 (16)
10.15	Form of Sale and Contribution Agreement dated May 15, 2013 (17)
10.16	Form of Co-Management Agreement of Special Value Continuation Partners, LP (18)
10.17	Form of Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of February 19, 2014, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian(20)
10.18	Form of Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 9, 2014, by and among TCPC Funding I, LLC, as borrower, each lender and agent from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian(21)
10.19	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S Bank National Association, as the Trustee(22)
10.20	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included as part of Exhibit (d)(4))(22)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Consolidated Code of Ethics of the Registrant and the Advisor (19)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

________________________

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(2)	Incorporated by reference to Exhibit (b)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(3)	Incorporated by reference to Exhibit (g) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(4)	Incorporated by reference to Exhibit (k)(8) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(5)	Incorporated by reference to Exhibit (k)(1) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(6)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.

(7)	Incorporated by reference to Exhibit (k)(2) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012
(8)	Incorporated by reference to Exhibit (k)(3) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.
(9)	Incorporated by reference to Exhibit 10.5 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(10)	Incorporated by reference to Exhibit 10.6 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(11)	Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K, filed September 19, 2013.
(12)	Incorporated by reference to Exhibit (k)(6) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(13)	Incorporated by reference to Exhibit (k)(9) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(14)	Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K filed on May 17, 2013.
(15)	Incorporated by reference to Exhibit 10.02 to Registrant's Form 8-K filed on September 10, 2013.
(16)	Incorporated by reference to Exhibit 10.01 to Registrant's Form 8-K filed on September 10, 2013.
(17)	Incorporated by reference to Exhibit 10.02 to Registrant's Form 8-K filed on May 17, 2013.
(18)	Incorporated by reference to Exhibit (g)(2) to Special Value Continuation Partner, LP's Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 811-21935), filed on October 31, 2006.
(19)	Incorporated by reference to Exhibit (r)(1) to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.
(20)	Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K filed on February 21, 2014.
(21)	Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K filed on June 9, 2014.
(22)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on June 17, 2014.

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

Date	Signature	Title

March 10, 2015	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of
	Howard M. Levkowitz	the Board and Director (Principal
Executive Officer)

March 10, 2015	/s/ Eric J. Draut	Director
Eric J. Draut

March 10, 2015	/s/ Franklin R. Johnson	Director
Franklin R. Johnson

March 10, 2015	/s/ Peter E. Schwab	Director
Peter E. Schwab

March 10, 2015	/s/ Rajneesh Vig	President
Rajneesh Vig

March 10, 2015	/s/ Paul L. Davis	Chief Financial Officer (Principal
	Paul L. Davis	Financial Officer)

