Form 10-Q
period 2015-06-30
TCP Capital Corp.
filed 2015-08-06
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 6, 2015 was 48,959,494.

Table of Contents

TCP CAPITAL CORP.

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2015

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,139,275,409 and $1,097,181,753, respectively)	$1,131,417,557	$1,081,901,384
Companies 5% to 25% owned (cost of $69,820,923 and $52,103,511, respectively)	65,722,069	48,716,425
Companies more than 25% owned (cost of $39,025,525 and $40,213,258 respectively)	14,835,423	15,918,077
Total investments (cost of $1,248,121,857 and $1,189,498,522, respectively)	1,211,975,049	1,146,535,886

Cash and cash equivalents	36,706,214	27,268,792
Deferred debt issuance costs	7,271,953	7,700,988
Receivable for investments sold	9,631,353	10,961,369
Accrued interest income:
Companies less than 5% owned	8,917,630	9,222,001
Companies 5% to 25% owned	544,098	253,987
Companies more than 25% owned	337,258	28,450
Unrealized appreciation on swaps	2,866,985	1,717,610
Options (cost $51,750)	30	497
Prepaid expenses and other assets	2,629,301	2,177,217
Total assets	1,280,879,871	1,205,866,797

Liabilities
Debt	416,900,159	328,696,830
Payable for investments purchased	12,513,559	2,049,518
Incentive allocation payable	5,383,885	4,303,040
Interest payable	2,074,858	1,510,981
Payable to the Investment Manager	908,347	459,827
Accrued expenses and other liabilities	2,772,724	3,219,783
Total liabilities	440,553,532	340,239,979

Commitments and contingencies (Note 5)

Preferred equity facility
Series A preferred limited partner interests in Special Value Continuation Partners, LP; $20,000/interest liquidation preference; 5,025 and 6,700 interests authorized, issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	100,500,000	134,000,000
Accumulated dividends on Series A preferred equity facility	398,541	497,790
Total preferred limited partner interests	100,898,541	134,497,790

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-

Net assets applicable to common shareholders	$739,427,798	$731,129,028

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,959,494 and 48,710,627 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	48,959	48,710
Paid-in capital in excess of par	881,053,660	877,103,880
Accumulated net investment income	26,337,559	21,884,381
Accumulated net realized losses	(134,162,549)	(126,408,033)
Accumulated net unrealized depreciation	(33,849,831)	(41,499,910)
Net assets applicable to common shareholders	$739,427,798	$731,129,028

Net assets per share	$15.10	$15.01

See accompanying notes.

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments(A)
Accounting, Tax Preparation, Bookkeeping, and Payroll Services
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	$15,021,359	$15,402,171	1.23%
EGS Holdings, Inc.	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$57,238	57,238	57,238	-
								15,078,597	15,459,409	1.23%
Activities Related to Real Estate
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	9.50%	1/12/2020	$5,000,000	4,574,657	4,895,000	0.39%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,387,836	16,192,822	16,346,867	1.31%
								20,767,479	21,241,867	1.70%

Advertising, Public Relations, and Related Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	6.25%	7.50%	3/18/2018	€12,249,157	15,768,056	13,585,865	1.09%	D/H

Artificial Synthetic Fibers and Filaments Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.39%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.74%	B/E
								12,455,894	14,137,577	1.13%
Basic Chemical Manufacturing
BioAmber, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$25,000,000	24,582,619	25,475,000	2.04%
Green Biologics, Inc.	Sr Secured Term Loan	Prime Rate	3.25%	7.75%	11.00%	5/1/2018	$15,000,000	14,533,697	14,968,500	1.20%	L
PeroxyChem, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	2/28/2020	$8,855,181	8,728,176	8,888,388	0.71%	G
VitAG Holdings, LLC	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,575,149	7,853,600	0.63%	L
								55,419,641	57,185,488	4.58%

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$–	(88,322)	(112,493)	(0.01%)	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,500,000	17,189,390	17,473,750	1.40%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.25%	9.25%	10.50%	6/30/2023	$31,000,000	30,535,000	30,535,000	2.45%
								47,636,068	47,896,257	3.84%
Chemical Manufacturing
Archroma (Luxembourg)	Term Loan B	LIBOR (Q)	1.25%	8.25%	9.50%	9/30/2018	$19,795,524	19,525,320	19,845,013	1.59%	G/H

Commercial and Industrial Machinery and Equipment Rental and Leasing
Essex Ocean, LLC	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	3/25/2019	$–	-	25	-

Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,775,000	14,627,250	14,663,449	1.17%	B

Computer Equipment Manufacturing
ELO Touch Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.50%	10.50%	12.00%	12/1/2018	$12,000,000	11,666,054	11,520,000	0.92%
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,669,040	18,337,322	18,949,076	1.52%	J
								30,003,376	30,469,076	2.44%
Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$31,235,295	30,759,301	31,140,027	2.49%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,931,542	6,870,657	0.55%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$2,349,600	2,349,600	2,349,600	0.19%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$10,480,000	10,379,905	10,218,000	0.82%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.23%	9/3/2018	$4,699,200	4,699,200	4,699,200	0.38%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.23%	9/3/2018	$5,240,000	5,193,650	5,109,000	0.41%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.00%	8.50%	12/4/2018	$228,398	223,433	228,398	0.02%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.00%	8.50%	12/4/2018	$6,370,458	6,310,967	6,380,013	0.51%
								66,847,598	66,994,895	5.37%
Cut and Sew Apparel Manufacturing
Jones Apparel, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$4,935,846	4,897,528	4,966,201	0.40%

Data Processing, Hosting, and Related Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,033,145	2,990,265	3,036,575	0.24%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$24,238	15,677	24,238	-
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,150,590	8,008,475	8,202,917	0.66%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$4,875,000	4,014,658	4,826,250	0.39%
The Telx Group, Inc.	Senior Notes	Fixed	-	13.5% PIK	13.50%	7/9/2021	$4,746,800	4,746,800	4,889,204	0.39%	E
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.25%	8/6/2019	$9,750,000	8,029,316	9,652,500	0.77%	H
								27,805,191	30,631,684	2.45%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Sr Secured Revolver	LIBOR (M)	-	8.00%	8.00%	7/1/2016	$3,571,200	3,116,438	3,571,200	0.29%
NEXTracker, Inc.	Sr Secured Term Loan	LIBOR (M)	-	9.50%	9.50%	12/16/2016	$2,168,510	2,163,646	2,266,093	0.18%	L
								5,280,084	5,837,293	0.47%
Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$6,426,520	6,380,935	6,335,585	0.51%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	7.50%	9.00%	2/6/2018	$4,172,583	4,082,194	4,113,541	0.33%
								10,463,129	10,449,126	0.84%
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$6,471,492	6,416,269	6,342,062	0.51%
Marsico Capital Management	First Lien Term Loan	LIBOR (M)	-	5.00%	5.25%	12/31/2022	$10,532,994	13,253,902	1,825,684	0.15%	I
								19,670,171	8,167,746	0.66%
Full-Service Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,707,900	1,696,447	1,707,900	0.14%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,809,395	3,807,864	3,809,394	0.30%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,509,880	8,509,880	5,232,725	0.42%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,680,052	2,664,629	2,680,052	0.21%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$1,307,863	1,307,863	1,307,863	0.10%	B
								17,986,683	14,737,934	1.17%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2015

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Gaming Industries
AP Gaming I, LLC	First Lien Revolver	LIBOR (Q)	-	8.25%	8.25%	12/20/2018	$–	$(1,966,140)	$(1,125,000)	(0.09%)	K
AP Gaming I, LLC	First Lien Term Loan B	LIBOR (Q)	1.00%	8.25%	9.25%	12/20/2020	$5,354,466	5,222,164	5,346,943	0.43%
								3,256,024	4,221,943	0.34%
General Medical and Surgical Hospitals
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	9.50%	10.50%	10/23/2019	$21,017,525	20,752,911	21,253,972	1.70%	G

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,197,698	10,158,685	10,396,553	0.83%
The Great Atlantic & Pacific Tea Company, Inc.	Term Loan Tranche B	LIBOR (M)	1.00%	8.85%	9.85%	9/17/2019	$20,574,985	20,263,132	20,770,448	1.66%
								30,421,817	31,167,001	2.49%
Insurance Carriers
Acrisure, LLC	Second Lien Additional Notes	LIBOR (Q)	1.00%	8.25%	9.25%	11/19/2022	$–	(29,538)	(29,999)	-	K
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	8.25%	9.25%	11/19/2022	$7,200,565	7,128,757	7,128,559	0.57%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,307,381	19,672,000	1.58%
								26,406,600	26,770,560	2.15%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,951,714	11,057,218	0.88%

Lessors of Nonfinancial Intangible Assets
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (S)	1.00%	8.00%	9.00%	5/27/2022	$15,990,714	15,845,538	16,050,679	1.28%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,439,967	3,487,745	0.28%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$534,571	(5,346)	2,005	-
								19,280,159	19,540,429	1.56%

Lessors of Real Estate
Hunt Companies, Inc.	Senior Secured Notes	Fixed	-	9.63%	9.63%	3/1/2021	$3,584,000	3,545,762	3,709,440	0.30%	E/G

Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,947,425	24,339,212	24,822,688	1.99%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	9.00%	9.00%	6/21/2017	$9,462,231	9,413,174	6,374,705	0.51%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	13.50%	13.50%	6/21/2018	$7,569,785	7,700,187	1,439,016	0.11%	C
								17,113,361	7,813,721	0.62%
Newspaper, Periodical, Book, and Directory Publishers
MediMedia USA, Inc.	First Lien Revolver	LIBOR (Q)	-	6.75%	6.99%	5/20/2018	$2,092,500	1,401,938	1,804,355	0.14%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,567,627	5,546,310	0.44%	G
								6,969,565	7,350,665	0.58%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$26,975,000	26,812,775	26,907,563	2.15%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	15,008,580	1.20%	E/H
								41,896,775	41,916,143	3.35%
Nonscheduled Air Transportation
One Sky Flight, LLC	Second Lien Term Loan	Fixed	-	12% Cash + 3% PIK	15.00%	6/3/2019	$32,656,459	31,853,705	33,636,153	2.69%

Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	8.00%	9.00%	2/27/2018	$14,887,500	14,768,844	14,738,625	1.18%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$10,000,000	9,573,639	9,745,350	0.78%
								24,342,483	24,483,975	1.96%
Other Information Services
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,719,926	19,888,450	1.59%	G

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	13,461,000	1.08%

Petroleum and Coal Products Manufacturing
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	4,007,877	2,008,363	0.16%	C
Boomerang Tube, LLC	Super Priority Debtor-in-Possession	LIBOR (Q)	-	11.00%	11.00%	10/7/2015	$655,926	637,250	633,437	0.05%
								4,645,127	2,641,800	0.21%
Pharmaceutical and Medicine Manufacturing
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/25/2022	$6,000,000	5,905,000	5,932,500	0.48%

Plastics Products Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	10,319,000	0.83%	E/G

Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10.00%	7/22/2020	$2,203,132	2,170,254	2,190,277	0.17%
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	6,105,520	0.49%	E/G
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.75%	5/29/2017	$32,141,081	31,905,137	32,341,963	2.59%
								41,387,391	40,637,760	3.25%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	10.40%	11.40%	9/25/2017	$10,454,545	10,328,822	10,506,818	0.84%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,532,500	6,532,500	6,468,808	0.52%
								16,861,322	16,975,626	1.36%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,914,000	9,914,000	9,393,515	0.75%	E/G/H

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2015

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$160,557	$160,557	$163,540	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$274,258	274,258	280,577	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$383,702	383,702	392,394	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$407,585	407,585	416,971	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$404,487	404,487	413,817	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$411,150	411,150	420,619	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$417,756	417,756	427,353	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$440,895	440,895	450,894	0.04%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$431,473	431,473	441,352	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$262,325	262,325	268,139	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$966,658	966,658	999,159	0.08%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$1,191,293	1,191,293	1,243,361	0.10%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (Q)	-	8.50%	8.50%	1/31/2023	$–	(285,700)	(289,132)	(0.02%)	H/K
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (Q)	-	8.50%	8.50%	1/31/2023	$–	(285,700)	(289,132)	(0.02%)	H/K
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan B	LIBOR (Q)	-	8.50%	8.50%	1/31/2023	$–	(285,700)	(289,132)	(0.02%)	H/K
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	7/15/2022	$–	(271,500)	325,800	0.03%	K
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.44%	7/15/2022	$16,920,742	16,613,601	17,326,840	1.39%
								21,237,140	22,703,420	1.81%
Scientific Research and Development Services
Arcadia Biosciences, Inc.	Sr Secured Term Loan	LIBOR (Q)	-	8.74%	8.74%	11/1/2018	$20,000,000	19,809,547	19,800,000	1.58%	L
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	41,559,910	3.33%	E/G
								58,811,297	61,359,910	4.91%

Semiconductor and Other Electronic Component Manufacturing
Central MN Renewables, LLC	Revolver	Fixed	-	8.25%	8.25%	1/1/2016	$–	-	(4,410)	-	K
Redaptive, Inc.	Frist Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	10.72%	7/1/2018	$–	(145,210)	(149,985)	(0.01%)	K
Soraa, Inc.	Sr Secured Term Loan	LIBOR (M)	0.23%	10.27%	10.50%	9/1/2017	$22,500,000	21,929,147	21,573,000	1.73%	L
SunEdison, Inc.	Senior Secured Letters of Credit	Fixed	-	3.75%	N/A	2/28/2017	$–	(712,376)	(750,340)	(0.06%)	J/K
								21,071,561	20,668,265	1.66%
Software Publishers
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%	14.00%	2/21/2017	$30,251,142	30,091,720	27,979,281	2.24%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,483,172	28,300,500	2.28%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$14,101,222	13,405,026	14,242,235	1.14%
Coreone Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	3.75% Cash + 5% PIK	9.75%	9/4/2018	$14,617,894	14,424,631	14,563,077	1.17%
Edmentum, Inc.	Jr Revolving Facility	LIBOR (Q)	-	5.00%	5.00%	6/9/2020	$2,105,366	2,105,366	2,105,366	0.17%	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	LIBOR (Q)	-	8.50%	8.50%	6/9/2020	$2,526,439	2,526,440	2,526,440	0.20%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	LIBOR (Q)	-	10.00%	10.00%	6/9/2020	$11,337,095	11,337,095	10,668,207	0.85%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$41,498,855	40,690,380	40,668,878	3.26%
Fidelis Acquisitionco, LLC	Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$–	-	(63,643)	(0.01%)	K
SoundCloud Limited (United Kingdom)	Sr Secured Term Loan	LIBOR (Q)	-	10.72%	10.72%	10/1/2018	$13,521,429	13,146,162	13,126,738	1.05%	H
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.00%	5/21/2020	$7,500,000	7,389,236	7,387,500	0.59%
								164,599,228	161,504,579	12.94%
Specialty Hospitals
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,803,264	11,000,000	0.88%
UBC Healthcare Analytics, Inc. (Evidera)	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$4,302,402	4,280,890	4,322,838	0.35%
								15,084,154	15,322,838	1.23%
Structured Note Funds
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	15,091,500	1.21%	E/H

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	25,000,000	2.00%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,575,581	8,361,305	8,575,581	0.69%
								33,361,305	33,575,581	2.69%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.00%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$710,370	693,325	704,131	0.07%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$367,929	364,272	365,372	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$8,041,921	7,961,973	7,986,030	0.65%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,018,007	13,220,211	1.07%
								22,037,577	22,275,744	1.82%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	6/21/2017	$33,392,784	33,244,569	34,598,678	2.77%	G
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	1.00%	6.50%	7.50%	3/21/2018	$5,467,730	5,385,791	5,522,408	0.44%
								38,630,360	40,121,086	3.21%

Total Debt Investments								1,186,087,541	1,170,885,387	93.77%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2015

Showing Percentage of Total Cash and Investments of the Company

										%
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities
Architectural, Engineering, and Related Services
Alion Science & Technology Corporation	Warrants						300	$-	$3	-	C

Basic Chemical Manufacturing
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,593	224,560	0.02%	C/E

Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	403,785	2,692,228	0.21%	C/E
								634,723	2,854,412	0.22%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	5,175,000	0.41%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,381,080	0.11%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	787,732	0.06%	C/E
								29,489,670	2,168,812	0.17%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						268,817	999,999	2,886,718	0.23%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	140,044	222,530	0.02%	C/E
NEXTracker, Inc.	Warrants to Purchase Stock						357,022	381,723	4,419,825	0.35%	C/E
								1,521,766	7,529,073	0.60%
Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	3,374	-	C/E/I

Full-Service Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	8	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	8	-
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest						33	-	-	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/C/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	1,162,350	3,291,158	0.26%	C/E

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,321	23	-	C/E

Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	283,253	0.02%	C/E
Shop Holding, LLC (Connexity)	Warrants to Purchase Class A Units						326,691	-	11,761	-	C/E
								480,049	295,014	0.02%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,159	84,820	112,627	0.01%	E/F
N918DL	Trust Beneficial Interests						939	89,674	131,852	0.01%	E/F
N954DL	Trust Beneficial Interests						873	102,073	75,067	0.01%	E/F
N955DL	Trust Beneficial Interests						841	99,911	109,538	0.01%	E/F
N956DL	Trust Beneficial Interests						849	99,839	105,614	0.01%	E/F
N957DL	Trust Beneficial Interests						841	100,396	106,478	0.01%	E/F
N959DL	Trust Beneficial Interests						834	100,952	107,365	0.01%	E/F
N960DL	Trust Beneficial Interests						812	103,116	106,867	0.01%	E/F
N961DL	Trust Beneficial Interests						827	102,485	102,112	0.01%	E/F
N976DL	Trust Beneficial Interests						1,004	91,609	101,352	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						586	2,827,060	3,288,333	0.26%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						569	2,760,403	3,188,962	0.26%	E/F
								6,562,338	7,536,167	0.62%
Resin, Synthetic Rubber, and Artificial Synthetic Fibers and Filaments Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	345,257	0.03%	B/C/E

Semiconductor and Other Electronic Component Manufacturing
Ichor Systems Holdings, LLC	Membership Units						352	-	229,504	0.02%	C/E
Soraa, Inc.	Warrants to Purchase Common Stock						315,000	408,987	78,845	0.01%	C/E
								408,987	308,349	0.03%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2015

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Equity Securities (continued)
Software Publishers
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$991,979	0.08%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,218	680,218	0.05%	B/C/E
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						405,642	33,892	33,912	-	C/E/H
								1,236,788	1,706,109	0.13%

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.42%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	3,479,044	0.28%	C/D/E/H
								11,690,060	8,969,729	0.72%

Total Equity Securities								62,034,316	41,089,662	3.29%

Total Investments								1,248,121,857	1,211,975,049

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									135,394	0.01%
Cash Held on Account at Various Institutions									36,570,820	2.93%
Cash and Cash Equivalents									36,706,214	2.94%

Total Cash and Investments									$1,248,681,263	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)	Investments in bank debt generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)	Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing security.

(D)	Principal amount denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure.

At June 30, 2015, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

(E)	Restricted security. (See Note 2)

(F)	Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% owned nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.

(H)	Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(I)	Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(J)	Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(K)	Negative balances relate to an unfunded commitment that was acquired and valued at a discount.

(L)	In addition to the stated coupon, investment has a back-end fee payable on the original principal amount upon repayment of the loan at a rate of 4.0% for Soraa, 8.0% for VitAg, 1.5% for Enerwise, 2.5% for NEXTracker, 7.0% for Green Biologics and 3.0% for Arcadia Biosciences.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $302,770,028, and $240,177,662 respectively, for the six months ended June 30, 2015. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2015 was $1,211,975,046, or 97.1% of total cash and investments of the Company.

Options and swaps at June 30, 2015 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$30
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/2017	$4,289,018	$2,866,985

See accompanying notes.

TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2014

Showing Percentage of Total Cash and Investments of the Company

										% of
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Principal	Cost	Value	Portfolio	Notes

Debt Investments(A)
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

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2014

Showing Percentage of Total Cash and Investments of the Company

							Principal or			%
Issuer	Instrument	Ref	Floor	Spread	All-In Rate	Maturity	Shares	Cost	Value	Portfolio	Notes

Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	$25,000,000	$24,925,000	2.12%

Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.00%	8.00%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.13%

Wired Telecommunications Carriers
Alpheus Communications, LLC	Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$372,616	361,456	371,494	0.03%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$8,145,022	8,064,048	8,136,877	0.70%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$15,000,000	14,737,750	14,943,750	1.28%
								23,163,254	23,452,121	2.01%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	6/21/2017	$19,083,140	18,579,398	19,655,634	1.67%
Gogo, LLC	First Lien Term Loan B-2	LIBOR (Q)	1.00%	6.50%	7.50%	3/21/2018	$5,510,950	5,414,893	5,345,622	0.46%
								23,994,291	25,001,256	2.13%

Total Debt Investments								1,128,140,974	1,113,593,115	94.87%

Equity Securities
Architectural, Engineering, and Related Services
Alion Science & Technology Corporation	Warrants						300	-	3	-	C

Basic Chemical Manufacturing
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	276,882	0.02%	C/E

Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC	Class A Units						841,479	943,287	2,917,492	0.25%	C/E
								1,174,225	3,079,676	0.26%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P.	Limited Partnership Units						5,000,000	5,000,000	4,175,000	0.36%	B/C/E

Data Processing, Hosting, and Related Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	916,535	0.08%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	693,748	0.06%	C/E
								29,489,670	1,610,283	0.14%
Electrical Equipment and Component Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						268,817	999,999	999,999	0.09%	C/E
NEXTracker, Inc.	Warrants to Purchase Stock						357,022	370,118	385,013	0.03%	C/E
								1,370,117	1,385,012	0.12%

Financial Investment Activities
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	16,870	-	C/E/I

Full-Service Restaurants
RM Holdco, LLC	Equity Participation						24	-	792	-	B/C/E
RM Holdco, LLC	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	792	-
Machine Shops; Turned Product; and Screw, Nut, and Bolt Manufacturing
Precision Holdings, LLC	Class C Membership Interest						33	-	1,469	-	C/E

Nonmetallic Mineral Mining and Quarrying
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/E

Nonscheduled Air Transportation
Flight Options Holdings I, Inc.	Warrants to Purchase Common Stock						1,843	1,274,000	3,311,430	0.28%	C/E

Radio and Television Broadcasting
SiTV, Inc.	Warrants to Purchase Common Stock						233,470	300,322	331,527	0.03%	C/E

Retail
Shop Holding, LLC	Class A Units						507,167	480,049	379,665	0.03%	C/E
Shop Holding, LLC	Warrants to Purchase Class A Units						326,691	-	3	-	C/E
								480,049	379,668	0.03%
Scheduled Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,009	87,287	117,497	0.01%	E/F
N918DL	Trust Beneficial Interests						829	94,907	135,890	0.01%	E/F
N954DL	Trust Beneficial Interests						775	110,643	72,604	0.01%	E/F
N955DL	Trust Beneficial Interests						749	109,549	111,010	0.01%	E/F
N956DL	Trust Beneficial Interests						756	109,486	106,801	0.01%	E/F
N957DL	Trust Beneficial Interests						749	110,163	107,682	0.01%	E/F
N959DL	Trust Beneficial Interests						743	110,838	108,579	0.01%	E/F
N960DL	Trust Beneficial Interests						726	113,477	107,865	0.01%	E/F
N961DL	Trust Beneficial Interests						737	112,742	102,826	0.01%	E/F
N976DL	Trust Beneficial Interests						883	97,111	102,006	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						525	2,548,939	3,177,822	0.27%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						509	2,495,032	3,078,923	0.26%	E/F
								6,100,174	7,329,505	0.63%

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

Options and swaps at December 31, 2014 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap, 4%, expires 5/15/2016	$25,000,000	$497
Euro/US Dollar Cross-Currency Basis Swap, Pay Euros/Receive USD, Expires 3/31/2017	$4,289,018	$1,717,610

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Investment income
Interest income:
Companies less than 5% owned	$36,133,215	$22,333,382	$66,410,364	$40,474,125
Companies 5% to 25% owned	1,203,388	1,357,315	2,311,666	2,694,179
Companies more than 25% owned	148,269	234,835	319,094	492,462
Dividend income:
Companies 5% to 25% owned	-	-	-	1,968,748
Lease income:
Companies 5% to 25% owned	-	87,504	-	208,543
Companies more than 25% owned	331,336	254,682	623,042	463,572
Other income:
Companies less than 5% owned	1,121,612	319,582	2,089,007	954,316
Total investment income	38,937,820	24,587,300	71,753,173	47,255,945

Operating expenses
Management and advisory fees	4,618,214	3,104,872	8,977,412	5,991,080
Interest expense	3,518,811	1,019,751	6,741,661	1,476,612
Legal fees, professional fees and due diligence expenses	1,262,653	355,237	1,568,775	559,393
Amortization of deferred debt issuance costs	514,289	429,394	1,074,535	802,148
Administrative expenses	389,643	379,469	782,437	636,275
Commitment fees	282,921	215,864	604,443	407,062
Insurance expense	89,324	64,928	172,801	118,828
Director fees	80,750	81,670	165,840	167,382
Custody fees	69,062	60,849	139,250	111,656
Other operating expenses	842,818	449,058	1,316,203	768,644
Total operating expenses	11,668,485	6,161,092	21,543,357	11,039,080

Net investment income	27,269,335	18,426,208	50,209,816	36,216,865

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(9,343,606)	125,710	(9,449,473)	(6,670,011)
Investments in companies 5% to 25% owned	395	808,036	790	808,411
Investments in companies more than 25% owned	-	-	19,167	-
Net realized gain (loss)	(9,343,211)	933,746	(9,429,516)	(5,861,600)

Net change in net unrealized appreciation/depreciation	7,128,219	(3,945,684)	7,650,079	8,029,680
Net realized and unrealized gain (loss)	(2,214,992)	(3,011,938)	(1,779,437)	2,168,080

Gain on repurchase of Series A preferred interests	1,675,000	-	1,675,000	-
Dividends on Series A preferred equity facility	(428,422)	(356,677)	(791,095)	(725,812)
Net change in accumulated dividends on Series A preferred equity facility	78,515	(383)	99,249	10,112
Distributions of incentive allocation to the General Partner from:
Net investment income	(5,383,887)	(3,613,830)	(9,903,596)	(7,100,233)
Net change in reserve for incentive allocation	-	602,388	-	(433,616)

Net increase in net assets applicable to common shareholders resulting from operations	$20,995,549	$12,045,768	$39,509,937	$30,135,396

Basic and diluted earnings per common share	$0.43	$0.33	$0.81	$0.83
Basic and diluted weighted average common shares outstanding	48,903,081	36,200,021	48,807,788	36,199,969

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Accumulated Net Investment	Accumulated Net Realized	Accumulated Net Unrealized	Non-controlling	Total Net
	Shares	Par Amount	in Excess of Par	Income	Losses	Depreciation	Interest	Assets

Balance at December 31, 2013	36,199,916	$36,200	$667,842,020	$24,016,095	$(105,800,278)	$(35,314,199)	$(1,168,583)	$549,611,255

Issuance of common stock in public offering, net	12,110,000	12,110	201,127,367	-	-	-	-	201,139,477
Issuance of common stock from at the market offerings, net	400,255	400	6,420,026	-	-	-	-	6,420,426
Issuance of common stock from dividend reinvestment plan	456	-	7,687	-	-	-	-	7,687
Issuance of convertible debt	-	-	2,515,594	-	-	-	-	2,515,594
Net investment income	-	-	-	77,292,563	-	-	-	77,292,563
Realized and unrealized gains (losses)	-	-	-	-	(21,118,867)	(6,185,711)	-	(27,304,578)
Dividends on Series A preferred equity facility	-	-	-	(1,438,172)	-	-	-	(1,438,172)
General Partner incentive allocation	-	-	-	(15,170,877)	-	-	1,168,583	(14,002,294)
Regular dividends paid to common shareholders	-	-	-	(58,867,403)	-	-	-	(58,867,403)
Special dividends paid to common shareholders	-	-	-	(4,245,526)	-	-	-	(4,245,526)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	-	-	(808,813)	297,701	511,112	-	-	-
Balance at December 31, 2014	48,710,627	$48,710	$877,103,880	$21,884,381	$(126,408,033)	$(41,499,910)	$-	$731,129,028

Issuance of common stock from at the market offerings, net	248,614	249	3,945,817	-	-	-	-	3,946,066
Issuance of common stock from dividend reinvestment plan	253	-	3,962	-	-	-	-	3,962
Repurchase of Series A preferred interests	-	-	-	-	1,675,000	-	-	1,675,000
Net investment income	-	-	-	50,209,816	-	-	-	50,209,816
Realized and unrealized gains (losses)	-	-	-	-	(9,429,516)	7,650,079	-	(1,779,437)
Dividends on Series A preferred equity facility	-	-	-	(691,846)	-	-	-	(691,846)
General Partner incentive allocation	-	-	-	(9,903,596)	-	-	-	(9,903,596)
Regular dividends paid to common shareholders	-	-	-	(35,161,196)	-	-	-	(35,161,196)
Balance at June 30, 2015	48,959,494	$48,959	$881,053,660	$26,337,559	$(134,162,549)	$(33,849,831)	$-	$739,427,798

See accompanying notes.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$39,509,937	$30,135,396
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss	9,429,516	5,861,600
Net change in unrealized appreciation/depreciation of investments	(7,949,579)	(8,028,604)
Gain on repurchase of Series A preferred interests	(1,675,000)	-
Dividends paid on Series A preferred equity facility	791,095	725,812
Net change in accumulated dividends on Series A preferred equity facility	(99,249)	(10,112)
Net change in reserve for incentive allocation	-	433,616
Accretion of original issue discount on investments	(5,416,417)	(1,851,211)
Net accretion of market discount/premium	(59,710)	(937,125)
Accretion of original issue discount on convertible debt	203,815	16,382
Interest and dividend income paid in kind	(2,625,770)	(2,711,682)
Amortization of deferred debt issuance costs	1,074,535	802,148
Changes in assets and liabilities:
Purchases of investment securities	(300,144,258)	(276,270,400)
Proceeds from sales, maturities and pay downs of investments	240,177,662	155,421,221
Decrease (increase) in accrued interest income - companies less than 5% owned	304,371	(1,931,388)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	(290,111)	42,661
Decrease (increase) in accrued interest income - companies more than 25% owned	(308,808)	6,434
Decrease (increase) in receivable for investments sold	1,330,016	(13,790,910)
Increase in prepaid expenses and other assets	(452,084)	(431,735)
Increase (decrease) in payable for investments purchased	10,464,041	(6,145,311)
Increase in payable to the Investment Manager	448,520	629,627
Increase in interest payable	563,877	451,851
Increase in incentive allocation payable	1,080,845	294,930
Decrease in accrued expenses and other liabilities	(447,059)	(537,590)
Net cash used in operating activities	(14,089,815)	(117,824,390)

Financing activities
Borrowings	191,000,000	344,000,000
Repayments of debt	(103,000,000)	(186,000,000)
Repurchase of Series A preferred interests	(31,825,000)	-
Payments of debt issuance costs	(645,500)	(5,184,185)
Dividends paid on Series A preferred equity facility	(791,095)	(725,812)
Regular dividends paid to common shareholders	(35,161,196)	(27,873,978)
Proceeds from shares issued in connection with dividend reinvestment plan	3,962	3,715
Proceeds from common shares sold, net of underwriting and offering costs	3,946,066	-
Net cash provided by financing activities	23,527,237	124,219,740

Net increase in cash and cash equivalents	9,437,422	6,395,350
Cash and cash equivalents at beginning of period	27,268,792	22,984,182
Cash and cash equivalents at end of period	$36,706,214	$29,379,532

Supplemental cash flow information
Interest payments	$5,973,969	$1,008,379
Excise tax payments	877,879	-

See accompanying notes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

June 30, 2015

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and differences could be material.

Investment Valuation

The Company’s investments are generally held by the Partnership, TCPC Funding, or the SBIC. Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors and in conformity with procedures set forth in the Revolving Facilities and the statement of preferences for the Preferred Interests, as defined in Note 4, below. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

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

June 30, 2015

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

At June 30, 2015, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt		Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-		$-	$-
2	Other observable market inputs *	120,132,164		46,116,038	-
3	Independent third-party pricing sources that employ significant unobservable inputs	908,884,909		96,136,194	38,634,245
3	Investment Manager valuations with significant unobservable inputs	(383,918	)†	-	2,455,417
Total		$1,028,633,155		$142,252,232	$41,089,662

* For example, quoted prices in inactive markets or quotes for comparable investments.

† Negative balance relates to an unfunded commitment that was acquired and valued at a discount.

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$689,393,463	Market rate approach	Market yields	3.9% - 23.2% (12.2%)
	175,752,846	Market quotations	Indicative bid/ask quotes	1 - 5 (1)
	22,387,941	Market comparable companies	Revenue multiples	0.4x – 2.3x (1.0x)
	20,966,741	Market comparable companies	EBITDA multiples	3.8x – 11.0x (7.6x)
Other Corporate Debt	4,889,204	Market rate approach	Market yields	13.5% (13.5%)
	81,978,990	Market quotations	Indicative bid/ask quotes	1 - 3 (1)
	9,268,000	Market comparable companies	EBITDA multiples	8.3x (8.3x)
Equity	7,536,168	Market rate approach	Market yields	5.9% - 18.0% (7.6%)
	10,956,722	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	1,381,080	Market comparable companies	Revenue multiples	0.4x - 1.1x (1.1x)
	21,215,692	Market comparable companies	EBITDA multiples	4.8x – 11.0x (6.8x)
$1,045,726,847

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Market yields	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(11,447,928)	2,183,152	7,339,334
Acquisitions	294,222,415	300,149	2,515,654
Dispositions	(192,014,582)	(2,516,390)	(1,838,885)
Transfers out of Level 3 ‡	(36,143,175)	(16,311,095)	-
Transfers into Level 3 §	13,730,000	51,247,225	-
Reclassifications within Level 3 **	-	4,611,178	-
Ending balance	$908,884,909	$96,136,194	$38,634,245

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(11,177,480)	$(2,126,954)	$7,339,334

‡	Comprised of five investments that transferred to Level 2 due to increased observable market activity.
§	Comprised of three investments that transferred from Level 2 due to reduced trading volumes.
**	Comprised of one investment that reclassified from Investment Manager Valuation.

	Investment Manager Valuation
	Bank Debt		Other Corporate Debt	Equity Securities
Beginning balance	$-		$4,611,178	$2,324,629
Net realized and unrealized gains (losses)	(18,860)		-	130,788
Acquisitions	652,380		-	-
Dispositions	(1,017,438)		-	-
Reclassifications within Level 3 *	-		(4,611,178)	-
Ending balance	$(383,918	) †	$-	$2,455,417

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(18,860)		$-	$130,788

*	Comprised of one investment that reclassified to Independent Third-Party Valuation.
†	Negative balance relates to unfunded commitments that were acquired and valued at a discount.

There were no transfers between Level 1 and 2 during the six months ended June 30, 2015.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

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

§  Comprised of two investment that transferred from Level 2 due to reduced trading volumes.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

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

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult Information regarding restricted investments is included at the end of the Consolidated Schedule of Investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.4% and 1.7% of total investments at June 30, 2015 and December 31, 2014, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2015 and December 31, 2014 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

The Partnership did not enter into any new derivative transactions during the six months ended June 30, 2015. At June 30, 2015, the Partnership held an interest rate cap with a notional amount of $25,000,000 and a cross currency basis swap with a notional amount of $4,289,019. Gains and losses from derivatives during the six months ended June 30, 2015 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$-	$1,149,375
Interest rate cap	-	(467)

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

Valuations of derivatives held at June 30, 2015 and 2014 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Debt Issuance Costs

Costs of approximately $1.5 million were incurred during 2013 in connection with the extension of the Partnership’s revolving credit facility (see Note 4). Costs of approximately $1.6 million, $1.8 million and $0.5 million were incurred during 2013, 2014 and 2015 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4), respectively. Costs of approximately $3.4 million were incurred in June 2014 in connection with placing the Company’s unsecured convertible notes (see Note 4). Costs of approximately $1.5 million and $0.1 million were incurred during 2014 and 2015 in connection with placing TCPC SBIC’s SBA debentures (see Note 4), respectively. These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company or the Partnership.

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

June 30, 2015

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Partnership, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes , the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of June 30, 2015, all tax years of the Company, the Partnership, TCPC Funding and the SBIC since January 1, 2011 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Partnership’s investments (including derivatives) for U.S. federal income tax purposes at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Unrealized appreciation	$39,982,317	$32,342,656
Unrealized depreciation	(73,313,860)	(73,638,935)
Net unrealized depreciation	(33,331,543)	(41,296,279)

Cost	$1,248,173,607	$1,189,550,272

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all entities and, for public entities, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, but no earlier than annual periods beginning after December 15, 2016 and interim periods within that reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

2. Summary of Significant Accounting Policies (continued)

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs , which generally requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Investment Manager quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. At June 30, 2015 and December 31, 2014, the General Partner’s equity interest in the Partnership was comprised entirely of such reserve amount, if any, and is reported as a non-controlling interest in the consolidated financial statements of the Company.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

4. Leverage

Leverage is comprised of convertible senior unsecured notes issued by the Company (the “Convertible Notes”), amounts outstanding under senior secured revolving credit facilities issued by the Partnership (the “Partnership Facility”) and TCPC Funding (the “TCPC Funding Facility,” and, together with the Partnership Facility, the “Revolving Facilities”), debentures guaranteed by the SBA (the “SBA Debentures”), and amounts outstanding under a preferred equity facility issued by the Partnership (the “Preferred Interests”). Total leverage outstanding and available at June 30, 2015 were as follows:

	Maturity	Rate		Carrying Value †	Available	Total Capacity
Partnership Facility	2016	L+2.50	% *	$112,000,000	$4,000,000	$116,000,000
TCPC Funding Facility	2019	L+2.25	% *	165,000,000	135,000,000	300,000,000
Convertible Notes ($108 million par)	2019	5.25%		105,900,159	-	105,900,159
SBA Debentures	2024-2025	2.85	%**	34,000,000	41,000,000	75,000,000
Preferred Interests	2016	L+0.85	% *	100,500,000	-	100,500,000
Total leverage				$517,400,159	$180,000,000	$697,400,159

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

† Except for the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

** Weighted-average interest rate on pooled loans of $28.0 million, excluding fees of 0.36%. As of June 30, 2015, the remaining $6.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.59% plus fees of 0.36% through September 23, 2015, the date of the next SBA pooling.

Total leverage outstanding and available at December 31, 2014 were as follows:

	Maturity	Rate		Carrying Value †	Available	Total Capacity
Partnership Facility	2016	L+2.50	% *	$70,000,000	$46,000,000	$116,000,000
TCPC Funding Facility	2017	L+2.50	% *	125,000,000	125,000,000	250,000,000
Convertible Notes ($108 million par)	2019	5.25%		105,696,830	-	105,696,830
SBA Debentures	2024-2025	3.02	%**	28,000,000	47,000,000	75,000,000
Preferred Interests	2016	L+0.85	% *	134,000,000	-	134,000,000
Total leverage				$462,696,830	$218,000,000	$680,696,830

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

† Except for the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

** Interest rate on pooled loans of $18.5 million, excluding fees of 0.36%. As of December 31, 2014, the remaining $9.5 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.56% plus fees of 0.36% through March 25, 2015, the date of the next SBA pooling.

The combined weighted-average interest and dividend rates on total leverage outstanding at June 30, 2015 and December 31, 2014 were 2.93% and 2.86%, respectively.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

4. Leverage (continued)

Total expenses related to debt include:

	Six Months Ended June 30,
	2015	2014
Interest expense	$6,741,661	$1,476,612
Amortization of deferred debt issuance costs	1,074,535	802,148
Commitment fees	604,443	407,062
Total	$8,420,639	$2,685,822

Amounts outstanding under the Revolving Facilities, the Convertible Notes and the SBA Debentures are carried at amortized cost in the Statements of Assets and Liabilities. As of June 30, 2015, the estimated fair values of the Partnership Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the Convertible Notes had an estimated fair value of $110.0 million. The estimated fair values of the Revolving Facilities, the Convertible Notes and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At June 30, 2015, the fair values of the Revolving Facilities, the Convertible Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Notes

On June 11, 2014, the Company issued $108 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Revolving Facilities and Preferred Interests. The Company does not have the right to redeem the Convertible Notes prior to maturity.  The Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilution adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At June 30, 2015, the principal amount of the Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

Prior to the close of business on the business day immediately preceding June 15, 2019, holders may convert their Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the Convertible Notes (the “Indenture”). On or after June 15, 2019 until the close of business on the scheduled trading

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

4. Leverage (continued)

day immediately preceding December 15, 2019, holders may convert their Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the Indenture.

The Convertible Notes are accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options . Upon conversion of any Convertible Note, the Company intends to pay the outstanding principal amount in cash and to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of common stock (or a combination of cash and shares), subject to the requirements of the Indenture. The Company has determined that the embedded conversion option in the Convertible Notes is not required to be separately accounted for as a derivative under GAAP. At the time of issuance the estimated values of the debt and equity components of the Convertible Notes were approximately 97.7% and 2.3%, respectively. The original issue discount equal to the equity component of the Convertible Notes was recorded in “paid-in-capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company will record interest expense comprised of both stated interest and accretion of the original issue discount.  At the time of issuance, the equity component was $2,515,594.  As of June 30, 2015, the components of the carrying value of the Convertible Notes were as follows:

Principal amount of debt	$108,000,000
Original issue discount, net of accretion	(2,099,841)
Carrying value of debt	$105,900,159

For the six months ended June 30, 2015, the components of interest expense for the Convertible Notes were as follows:

Stated interest expense	$2,835,000
Accretion of original issue discount	203,328
Total interest expense	$3,038,328

The estimated effective interest rate of the debt component of the Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the six months ended June 30, 2015.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

4. Leverage (continued)

Advances under the Partnership Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the Partnership Facility for periods from July 31, 2014 through the maturity date of the facility bear interest at an annual rate equal to 2.5% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Partnership fail to satisfy certain financial or other covenants. As of June 30, 2015, the Partnership was in full compliance with such covenants.

SBA Debentures

As of June 30, 2015, the SBIC is able to issue up to $75 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30 2015, the Partnership had committed $75 million of regulatory capital to the SBIC, $58.0 million of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2015 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.015%	0.355%
March 25, 2015	March 1, 2025	9,500,000	2.517%	0.355%
		28,000,000	2.846%*
Non-pooled loans:
June 19, 2015	September 23, 2015	6,000,000	0.585%	0.355%
Total SBA debentures		$34,000,000

* Weighted-average interest rate on pooled loans.

TCPC Funding Facility

The TCPC Funding Facility was issued on May 15, 2013. On March 6, 2015, the facility was expanded and the maturity date was extended. As of June 30 2015, the facility provides for amounts to be drawn up to $300 million, subject to certain collateral and other restrictions. The TCPC Funding Facility matures on March 6, 2019, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility up to $350 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

4. Leverage (continued)

As of June 30, 2015, borrowings under the TCPC Funding Facility bore interest at a rate of LIBOR plus 2.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility and an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2015, TCPC Funding was in full compliance with such covenants.

Preferred Interests

At June 30, 2015, the Preferred Interests were comprised of 5,025 Series A preferred limited partner interests issued and outstanding with a liquidation preference of $20,000 per interest. The Preferred Interests accrue dividends at an annual rate equal to 0.85% plus either LIBOR or the interest holder’s cost of funds (subject to a cap of LIBOR plus 20 basis points). The Preferred Interests are redeemable at the option of the Partnership, subject to certain conditions. Additionally, under certain conditions, the Partnership may be required to either redeem certain of the Preferred Interests or repay indebtedness, at the Partnership’s option. Such conditions would include a failure by the Partnership to maintain adequate collateral as required by its credit facility agreement or by the Statement of Preferences of the Preferred Interests or a failure by the Partnership to maintain sufficient asset coverage as required by the 1940 Act. As of June 30, 2015, the Partnership was in full compliance with such requirements.

On June 30, 2015, the Partnership repurchased 1,675 of the previously outstanding 6,700 Preferred Interests at a price of $31,825,000.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk (continued)

The Consolidated Schedule of Investments includes certain revolving loan facilities and other commitments held by the Partnership with unfunded balances at June 30, 2015 and December 31, 2014 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2015	December 31, 2014
Acrisure, LLC	11/19/2022	$3,000,235	$4,482,352
Alpheus Communications, LLC	5/31/2018	1,072,256	749,919
AP Gaming I, LLC	12/20/2018	12,500,000	7,500,000
Asset International, Inc.	7/31/2020	1,180,921	3,753,551
Blue Coat Systems, Inc.	5/31/2018	-	12,000,000
Boomerang Tube, LLC	10/7/2015	468,518	-
Cargojet Airways LTD.	1/31/2023	43,371,917	-
Central MN Renewables, LLC	1/1/2016	2,100,000	-
Daymark Financial Acceptance, LLC	1/12/2020	20,000,000	-
Edmentum, Inc.	6/9/2020	1,263,220	-
Enerwise Global Technologies, Inc.	11/30/2017	7,500,000	7,500,000
Fidelis Acquisitionco, LLC	11/4/2019	3,182,143	-
MediMedia USA, Inc.	5/20/2018	5,657,500	3,875,000
Mesa Air Group, Inc.	7/15/2022	13,575,000	13,575,000
NEXTracker, Inc.	7/1/2016	13,928,800	15,000,000
Redaptive, Inc.	7/1/2018	15,000,000	-
RM OpCo, LLC (Real Mex)	3/30/2018	1,259,355	1,889,033
SoundCloud Limited	10/1/2018	18,028,571	-
SunEdison, Inc.	2/28/2017	9,379,246	9,379,246
Vistronix, LLC	12/4/2018	342,597	570,996
VitAG Holdings, LLC	2/1/2018	4,300,000	4,300,000
Total Unfunded Balances		$177,110,280	$84,575,096

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

6. Related Party Transactions

The Company, the Partnership, TCPC Funding, the SBIC, the Investment Manager, the General Partner and their members and affiliates may be considered related parties. From time to time, the Partnership advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2015, no such amounts were outstanding. From time to time, the Investment Manager advances payments to third parties on behalf of the Company and the Partnership and receives reimbursement from the Company and the Partnership. At June 30, 2015, amounts reimbursable to the Investment Manager totaled $908,347, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Partnership (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Partnership, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Partnership. For the six months ended June 30, 2015 and 2014, expenses allocated pursuant to the Administration Agreements totaled $745,612 and $629,612, respectively.

On November 25, 2014, the Company and the Partnership obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Company and the Partnership to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Company and the Partnership from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the six months ended June 30, 2015, the Company purchased approximately $94.5 million of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer and the selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2015.

	Shares Issued	Price Per Share		Net Proceeds
At-the-market offerings	248,614	$15.87	*	$3,946,066
Shares issued from dividend reinvestment plan	253	15.64	*	3,962

* Weighted-average price per share.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

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

* Weighted-average price per share.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared for the six months ended June 30, 2015:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 10, 2015	March 19, 2015	March 31, 2015	Regular	$0.36	$17,535,826
May 7, 2015	June 16, 2015	June 30, 2015	Regular	0.36	17,625,370
				$0.72	$35,161,196

The following table summarizes the Company’s dividends declared for the six months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	Regular	$0.36	$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	Regular	0.36	13,032,007
May 7, 2014	June 18, 2014	June 30, 2014	Special	0.05	1,810,001
				$0.77	$27,873,978

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. Unless extended or terminated by its board of directors, the Company expects that the Company Repurchase Plan will be in effect through the earlier of two trading days after the Company’s second quarter 2015 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions. During the six months ended June 30, 2015, the Company did not repurchase any of its common stock under the Company Repurchase Plan.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net increase in net assets applicable to common shareholders resulting from operations	$39,509,937	$30,135,396
Weighted average shares outstanding	48,807,788	36,199,969
Earnings per share	$0.81	$0.83

9. Subsequent Events

On July 13, 2015, the Company obtained exemptive relief from the SEC to permit the Company to exclude the debt of TCPC SBIC LP guaranteed by the SBA from its 200% asset coverage test under the 1940 Act. The exemptive relief provides the Company with increased flexibility under the 200% asset coverage test by permitting the SBIC to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive relief.

On August 4, 2015, the Company increased the aggregate principal commitment on the TCPC Funding Facility to $350 million and expanded the accordion feature to $400 million.

On August 6, 2015, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 30, 2015 to stockholders of record as of the close of business on September 16, 2015.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

10. Financial Highlights

	Six Months Ended June 30,
	2015	2014

Per Common Share
Per share NAV at beginning of period (1)	$15.01	$15.18

Investment operations:
Net investment income	1.03	1.00
Net realized and unrealized gain	(0.03)	0.06
Dividends on Series A preferred equity facility	(0.02)	(0.02)
Incentive allocation reserve and distributions	(0.20)	(0.21)
Total from investment operations	0.78	0.83

Issuance of convertible debt	-	0.07
Repurchase of Series A preferred interests	0.03	-
Distributions to common shareholders from:
Net investment income	(0.72)	(0.77)
Per share NAV at end of period	$15.10	$15.31

Per share market price at end of period	$15.29	$18.21

Total return based on market value (1), (2)	(4.6)%	13.1%
Total return based on net asset value (1),(3)	5.4%	5.9%

Shares outstanding at end of period	48,959,494	36,200,130

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2015

10. Financial Highlights (continued)

	Six Months Ended June 30,
	2015	2014

Ratios to average common equity: (4), (5)
Net investment income (6)	12.4%	11.8%
Expenses	5.9%	4.0%
Expenses and incentive allocation (7)	7.2%	5.3%

Ending common shareholder equity	$739,427,798	$554,391,982
Portfolio turnover rate	20.1%	19.1%
Weighted-average leverage outstanding (8)	$503,388,675	$270,015,368
Weighted-average interest rate on leverage (9)	3.0%	1.6%
Weighted-average number of common shares	48,807,788	36,199,969
Average leverage per share (8)	$10.31	$7.46

(1)	Not annualized.

(2)	Total return based on market value equals the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.

(3)	Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(4)	Annualized, except for incentive allocation.

(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(6)	Net of incentive allocation.

(7)	Includes incentive allocation payable to the General Partner and all Company expenses.

(8)	Includes both debt and preferred leverage.

(9)	Includes dividends on the preferred leverage facility.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1) (Unaudited)

Six Months Ended June 30, 2015

Security	Dividends or Interest (2)	Fair Value at December 31, 2014	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2015

AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$293,798	$4,869,577	$-	$-	$4,869,577
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	509,740	9,017,764	250,236	-	9,268,000
Anacomp, Inc., Class A Common Stock	-	916,535	464,544	-	1,381,080
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20		-	11,337,095	(668,889)	$10,668,207
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20		-	2,526,439		$2,526,439
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20		-	2,105,366		$2,105,366
Edmentum Ultimate Holdings, LLC, Class A Common Units		-	680,218		$680,218
EPMC HoldCo, LLC, Membership Units	-	682,614	-	-	682,614
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	661,770	14,656,950	120,103	(113,604)	14,663,449
KAGY Holding Company, Inc., Series A Preferred Stock	-	121,975	223,282		345,257
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	79,105	1,659,003	-	(659,844)	999,159
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	87,170	1,899,950	-	(656,589)	1,243,361
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	7,309	209,168	-	(45,628)	163,540
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	11,755	320,440	-	(39,863)	280,577
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	16,300	437,679	315	(45,600)	392,394
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	17,219	460,258	539	(43,826)	416,971
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	17,111	457,902	479	(44,564)	413,817
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	17,370	464,283	544	(44,208)	420,619
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	17,627	470,601	612	(43,860)	427,353
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	18,539	493,258	831	(43,195)	450,894
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	18,184	484,908	694	(44,252)	441,351
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	14,404	314,588	-	(46,449)	268,139
N913DL Equipment Trust Beneficial Interests	11,816	117,497	44,549	(49,419)	112,627
N918DL Equipment Trust Beneficial Interests	9,735	135,890	40,631	(44,669)	131,852
N954DL Equipment Trust Beneficial Interests	9,681	72,604	56,339	(53,876)	75,067
N955DL Equipment Trust Beneficial Interests	9,114	111,010	51,746	(53,218)	109,538
N956DL Equipment Trust Beneficial Interests	9,185	106,800	52,765	(53,951)	105,614
N957DL Equipment Trust Beneficial Interests	9,042	107,682	52,525	(53,729)	106,478
N959DL Equipment Trust Beneficial Interests	8,901	108,579	52,294	(53,508)	107,365
N960DL Equipment Trust Beneficial Interests	8,421	107,865	52,341	(53,339)	106,867
N961DL Equipment Trust Beneficial Interests	8,627	102,826	53,559	(54,273)	102,112
N976DL Equipment Trust Beneficial Interests	9,482	102,006	50,626	(51,280)	101,352
RM Holdco, LLC, Equity Participation	-	792	-	(784)	8
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	136,519	3,900,025	9,370	(100,001)	3,809,395
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	357,294	6,457,325	356,692	(1,581,292)	5,232,725
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	118,652	2,567,717	121,985	(9,650)	2,680,052
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	81,857	1,636,314	81,737	(10,150)	1,707,900
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	51,665	631,164	676,698	-	1,307,863
United N659UA-767, LLC (N659UA)	265,140	3,177,822	615,478	(504,967)	3,288,333
United N661UA-767, LLC (N661UA)	263,896	3,078,923	596,888	(486,849)	3,188,962
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	4,175,000	1,050,000	(50,000)	5,175,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.
(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)

Year Ended December 31, 2014

Security	Dividends or Interest (2)	Fair Value at January 1, 2014	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2014
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	$327,716	$2,056,927	$2,812,650	$-	$4,869,577
AGY Holding Corporation, Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	-	(250,236)	9,017,764
Anacomp, Inc., Class A Common Stock	-	1,004,422	-	(87,887)	916,535
EPMC HoldCo, LLC, Membership Units	-	1,562,137	969,968	(1,849,491)	682,614
ESP Holdings, Inc., Cumulative Preferred 15%	1,968,748	3,947,862	239,170	(4,187,032)	-
ESP Holdings, Inc., Common Stock	289,315	2,856,346	6,981,836	(9,838,181)	-
ESP Holdings, Inc., Junior Unsecured Subordinated Promissory Notes, 6% Cash + 10% PIK, due 12/31/19	205,175	7,959,369	-	(7,959,369)	-
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,344,702	15,097,500	1,500	(442,050)	14,656,950
KAGY Holding Company, Inc., Series A Preferred Stock	-	662,134	-	(540,159)	121,975
N510UA Aircraft Secured Mortgage, 20%, due 10/26/16	52,092	404,605	-	(404,605)	-
N512UA Aircraft Secured Mortgage, 20%, due 10/26/16	53,275	414,010	-	(414,010)	-
N536UA Aircraft Secured Mortgage, 16%, due 9/29/14	4,678	114,000	-	(114,000)	-
N545UA Aircraft Secured Mortgage, 16%, due 8/29/15	25,964	275,405	-	(275,405)	-
N585UA Aircraft Secured Mortgage, 20%, due 10/25/16	27,571	486,115	-	(486,115)	-
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	262,962	2,948,986	-	(1,289,983)	1,659,003
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	274,461	3,171,026	-	(1,271,076)	1,899,950
N510UA Equipment Trust Beneficial Interests	86,342	465,625	285,805	(751,430)	-
N512UA Equipment Trust Beneficial Interests	85,549	458,277	281,999	(740,276)	-
N536UA Equipment Trust Beneficial Interests	40,259	656,766	80,397	(737,163)	-
N545UA Equipment Trust Beneficial Interests	107,483	641,840	163,935	(805,775)	-
N585UA Equipment Trust Beneficial Interests	31,098	571,706	322,126	(893,832)	-
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	19,714	296,820	-	(87,652)	209,168
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	28,023	397,290	-	(76,850)	320,440
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	37,801	524,620	-	(86,941)	437,679
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,443	543,320	-	(83,062)	460,258
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	39,309	542,640	-	(84,738)	457,902
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	39,787	548,250	-	(83,967)	464,283
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	40,262	553,520	-	(82,919)	470,601
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	42,013	574,430	-	(81,172)	493,258
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	41,423	568,310	-	(83,402)	484,908
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	28,046	404,600	-	(90,012)	314,588
N913DL Equipment Trust Beneficial Interests	18,477	125,970	85,559	(94,032)	117,497
N918DL Equipment Trust Beneficial Interests	14,907	142,970	82,257	(89,336)	135,890
N954DL Equipment Trust Beneficial Interests	14,119	68,000	112,356	(107,752)	72,604
N955DL Equipment Trust Beneficial Interests	13,186	113,560	103,886	(106,436)	111,010
N956DL Equipment Trust Beneficial Interests	13,244	108,800	105,904	(107,904)	106,800
N957DL Equipment Trust Beneficial Interests	12,996	109,650	105,488	(107,456)	107,682
N959DL Equipment Trust Beneficial Interests	12,756	110,500	105,095	(107,016)	108,579
N960DL Equipment Trust Beneficial Interests	11,868	109,650	104,892	(106,676)	107,865
N961DL Equipment Trust Beneficial Interests	12,161	103,870	107,504	(108,548)	102,826
N976DL Equipment Trust Beneficial Interests	13,666	103,033	101,533	(102,560)	102,006
RM Holdco, LLC, Equity Participation	-	-	792	-	792
RM Holdco, LLC, Membership Units	-	-	-	-	-
RM Holdco, LLC, Subordinated Convertible Term Loan, 1.12% PIK, due 3/21/18	58,663	2,197,621	3,026,338	(5,223,959)	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	400,651	3,626,947	465,190	(192,112)	3,900,025
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	1,349,228	6,825,328	1,327,860	(1,695,863)	6,457,325
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	444,445	2,150,088	437,146	(19,517)	2,567,717
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	279,505	1,370,199	274,827	(8,712)	1,636,314
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	6,107	-	631,164		631,164
United N659UA-767, LLC (N659UA)	443,575	2,840,323	1,126,014	(788,515)	3,177,822
United N661UA-767, LLC (N661UA)	436,533	2,852,677	1,092,004	(865,758)	3,078,923
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	5,000,000	-	(825,000)	4,175,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)	The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and net unrealized appreciation.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2015

Investment	Acquisition Date

Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17 (144A)	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Ichor Systems Holdings, LLC, Membership Units	Var. 2009 & 2010
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
NEXTracker, Inc., Warrants to purchase Stock	12/17/14
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd, Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Shop Holding, LLC (Connexity), Warrants to Purchase Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2014

Investment	Acquisition Date

Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
BPA Laboratories, Inc., Senior Secured Notes, 12.25%, due 4/1/17	3/5/12
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Carolina Beverage Group, LLC, Secured Notes, 10.625%, due 8/1/18	7/26/13
Constellation Enterprises, LLC, Senior Secured 1st Lien Notes, 10.625%, due 2/1/16	1/20/11
Findly Talent, LLC, Membership Units	1/1/14
Flight Options Holdings I, Inc., Warrants to Purchase Common Stock	12/4/13
Green Biologics, Inc., Warrants to purchase Stock	12/22/14
Hunt Companies, Inc., Senior Secured Notes, 9.625%, due 3/1/21	2/25/14
Ichor Systems Holdings, LLC, Membership Units	Var. 2009 & 2010
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC Common Interest Units	9/10/12
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Warrants to purchase Stock	12/17/14
Precision Holdings, LLC, Class C Membership Interests	Var. 2010 & 2011
Rightside Group, Ltd, Warrants	8/6/14
Shop Holdings, LLC, Convertible Promissory Note, 5%, due 8/5/15	2/5/14
Shop Holding, LLC, Class A Units	6/2/11
Shop Holding, LLC, Warrants to Purchase Class A Units	6/2/11
SiTV, Inc., Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
SiTV, Inc., Warrants to Purchase Common Stock	8/3/12
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
STG-Fairway Holdings, LLC, Class A Units	12/30/10
The Telx Group, Inc., Senior Notes, 13.5% PIK, due 7/9/21	4/9/14
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
V Telecom Investment S.C.A, Common Shares	11/9/12

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities (Unaudited)

June 30, 2015

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments:
Companies less than 5% owned	$-	$1,131,417,557	$-	$1,131,417,557
Companies 5% to 25% owned	-	65,722,069	-	65,722,069
Companies more than 25% owned	-	14,835,423	-	14,835,423
Investment in subsidiary	843,182,181	-	(843,182,181)	-
Total investments	843,182,181	1,211,975,049	(843,182,181)	1,211,975,049

Cash and cash equivalents	-	36,706,214	-	36,706,214
Deferred debt issuance costs	2,718,406	4,553,547	-	7,271,953
Receivable for investment securities sold	-	9,631,353	-	9,631,353
Accrued interest income	-	9,798,986	-	9,798,986
Unrealized appreciation on swaps	-	2,866,985	-	2,866,985
Options (cost $51,750)	-	30	-	30
Prepaid expenses and other assets	510,114	2,119,187	-	2,629,301
Total assets	846,410,701	1,277,651,351	(843,182,181)	1,280,879,871

Liabilities
Debt	105,900,159	311,000,000	-	416,900,159
Payable for investment securities purchased	-	12,513,559	-	12,513,559
Incentive allocation payable	-	5,383,885	-	5,383,885
Interest payable	247,916	1,826,942	-	2,074,858
Payable to the Investment Manager	313,224	595,123	-	908,347
Accrued expenses and other liabilities	521,604	2,251,120	-	2,772,724
Total liabilities	106,982,903	333,570,629	-	440,553,532

Preferred equity facility
Series A preferred limited partner interests	-	100,500,000	-	100,500,000
Accumulated dividends on Series A preferred equity facility	-	398,541	-	398,541
Total preferred limited partner interests	-	100,898,541	-	100,898,541

Non-controlling interest
General Partner interest in Special Value Continuation Partners, LP	-	-	-	-

Net assets	$739,427,798	$843,182,181	$(843,182,181)	$739,427,798

Composition of net assets
Common stock	$48,959	$-	$-	$48,959
Additional paid-in capital	881,053,660	982,677,954	(982,677,954)	881,053,660
Accumulated deficit	(141,674,821)	(139,495,773)	139,495,773	(141,674,821)
Net assets	$739,427,798	$843,182,181	$(843,182,181)	$739,427,798

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

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2015

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$66,410,364	$-	$66,410,364
Companies 5% to 25% owned	-	2,311,666	-	2,311,666
Companies more than 25% owned	-	319,094	-	319,094
Lease income:
Companies more than 25% owned	-	623,042	-	623,042
Other income:
Companies less than 5% owned	-	2,089,007	-	2,089,007
Total interest and related investment income	-	71,753,173	-	71,753,173

Operating expenses
Management and advisory fees	-	8,977,412	-	8,977,412
Interest expense	3,038,328	3,703,333	-	6,741,661
Amortization of deferred debt issuance costs	340,506	734,029	-	1,074,535
Legal fees, professional fees and due diligence expenses	1,039,823	528,952	-	1,568,775
Administration expenses	-	782,437	-	782,437
Commitment fees	-	604,443	-	604,443
Insurance expense	57,606	115,195	-	172,801
Director fees	54,080	111,760	-	165,840
Custody fees	1,750	137,500	-	139,250
Other operating expenses	490,449	825,754	-	1,316,203
Total expenses	5,022,543	16,520,814	-	21,543,357

Net investment income (loss)	(5,022,543)	55,232,359	-	50,209,816

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	-	(9,449,473)	-	(9,449,473)
Investments in companies 5% to 25% owned	-	790	-	790
Investments in companies more than 5% owned	-	19,167	-	19,167
Net realized loss	-	(9,429,516)	-	(9,429,516)
Net change in unrealized appreciation/depreciation	-	7,650,079	-	7,650,079
Net realized and unrealized loss	-	(1,779,437)	-	(1,779,437)

Interest in earnings of subsidiary	44,532,480	-	(44,532,480)	-
Gain on repurchase of Series A preferred interests	-	1,675,000	-	1,675,000
Dividends paid on Series A preferred equity facility	-	(791,095)	-	(791,095)
Net change in accumulated dividends on Series A preferred equity facility	-	99,249	-	99,249
Distributions of incentive allocation to the General Partner from net investment income	-	-	(9,903,596)	(9,903,596)

Net increase in net assets resulting from operations	$39,509,937	$54,436,076	$(54,436,076)	$39,509,937

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

Our leverage program is comprised of $116 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “Operating Company Facility”), $300 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility,” and, together with the Operating Company Facility, the “Revolving Facilities”), $108 million in convertible senior unsecured notes issued by the Holding Company (the “Convertible Notes”), $75 million in committed leverage from the SBA (the “SBA Program”), and $100.5 million of outstanding preferred limited partner interests in the Operating Company (the “Preferred Interests,” and, together with the Revolving Facilities, the Convertible Notes, and the SBA Program, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2015, 85.0% of our total assets were invested in qualifying assets.

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

As of June 30, 2015, none of our investments were categorized as Level 1, 13.7% were categorized as Level 2, 86.1% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2015, we invested approximately $196.0 million, comprised of new investments in 7 new and 11 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 99.6% were in senior secured debt, comprised of senior loans ($165.6 million, or 84.5% of total acquisitions) and senior secured notes ($29.6 million, or 15.1% of total acquisitions). The remaining $0.8 million (0.4% of total acquisitions) were equity investments. Additionally, we received approximately $189.7 million in proceeds from sales or repayments of investments during the three months ended June 30, 2015.

During the six months ended June 30, 2015 we invested approximately $302.8 million, comprised of new investments in 9 new and 18 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 99.7% were in senior secured debt, comprised of senior loans ($262.6 million, or 86.7% of total acquisitions) and senior secured notes ($39.4 million, or 13.0% of total acquisitions). The remaining $0.8 million (0.3% of total acquisitions) were equity investments. Additionally, we received approximately $240.2 million in proceeds from sales or repayments of investments during the six months ended June 30, 2015.

 At June 30, 2015, our investment portfolio of $1,212.0 million (at fair value) consisted of 87 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 83% in senior secured loans, 14% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.9 million. Our largest portfolio company investment by value was approximately $41.6 million and our five largest portfolio company investments by value comprised approximately 16% of our portfolio at June 30, 2015. At December 31, 2014, our investment portfolio of $1,146.5 million (at fair value) consisted of 84 portfolio companies and was invested 97% in debt investments, of which 100% was in senior secured debt. In aggregate, our investment portfolio was invested 82% in senior secured loans, 15% in senior secured notes, and 3% in equity investments. Our average portfolio company investment at fair value was approximately $13.6 million. Our largest portfolio company investment by value was approximately $41.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2014.

The industry composition of our portfolio at fair value at June 30, 2015 was as follows:

Percent of Total
Industry	Investments
Software Publishers	13.5%
Computer Systems Design and Related Services	5.5%
Scientific Research and Development Services	5.1%
Basic Chemical Manufacturing	4.7%
Business Support Services	4.2%
Nondepository Credit Intermediation	3.5%
Radio and Television Broadcasting	3.4%
Wireless Telecommunications	3.3%
Nonscheduled Air Transportation	3.0%
Textile Furnishings Mills	2.8%
Data Processing, Hosting, and Related Services	2.7%
Grocery Stores	2.6%
Wired Telecommunications Carriers	2.6%
Computer Equipment Manufacturing	2.5%
Scheduled Air Transportation	2.5%
Insurance Carriers	2.2%
Utility System Construction	2.1%
Management, Scientific, and Technical Consulting Services	2.0%
Oil and Gas Extraction	2.0%
Activities Related to Real Estate	1.8%
General Medical and Surgical Hospitals	1.8%
Semiconductor and Other Electronic Component Manufacturing	1.7%
Chemical Manufacturing	1.6%
Communications Equipment Manufacturing	1.6%
Lessors of Nonfinancial Intangible Assets	1.6%
Other Information Services	1.6%
Retail	1.4%
Accounting, Tax Preparation, Bookkeeping, and Payroll Services	1.3%
Specialty Hospitals	1.3%
Artificial Synthetic Fibers and Filaments Manufacturing	1.2%
Full-Service Restaurants	1.2%
Structured Note Funds	1.2%
Advertising, Public Relations, and Related Services	1.1%
Electrical Equipment and Component Manufacturing	1.1%
Other Telecommunications	1.1%
Other	7.2%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.9% at June 30, 2015 and 10.9% at December 31, 2014. At June 30, 2015, 77.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 22.5% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 80.1% at June 30, 2015. At December 31, 2014, 78.3% of our debt investments bore interest based on floating rates, and 21.7% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 83.1% at December 31, 2014.

Results of operations

Investment income

Investment income totaled $38.9 million and $24.6 million, respectively, for the three months ended June 30, 2015 and 2014, of which $37.5 million and $24.0 million were attributable to interest on our debt investments, $0.3 million and $0.3 million to lease income, and $1.1 million and $0.3 million to other income, respectively. The increase in investment income in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 reflects an increase in interest income due to the larger investment portfolio in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and an increase in other income.

Investment income totaled $71.8 million and $47.3 million, respectively, for the six months ended June 30, 2015 and 2014, of which $69.1 million and $43.7 million were attributable to interest on our debt investments, $0.0 million and $2.0 million to dividends from equity securities, $0.6 million and $0.7 million to lease income and $2.1 million and $0.9 million to other income, respectively. The increase in investment income in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects an increase in interest income due to the larger investment portfolio in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and an increase in other income, partially offset by a decrease in dividend income.

Expenses

Total operating expenses for the three months ended June 30, 2015 and 2014 were $11.7 million and $6.2 million respectively, comprised primarily of $4.6 million and $3.1 million in base management fees, $3.8 million and $1.2 million in interest expense on our outstanding debt and fees related to the Revolving Facilities, $0.5 million and $0.4 million in amortization of debt issuance costs, $0.4 million and $0.4 million in administrative expenses, $1.3 million and $0.4 million in legal and other professional fees, and $1.1 million and $0.7 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and other costs related to the increase in available and outstanding debt, the higher average interest rate following the issuance of the Convertible Notes and $0.6 million in nonrecurring transaction-related professional fees.

Total operating expenses for the six months ended June 30, 2015 and 2014 were $21.5 million and $11.0 million, respectively, comprised of $9.0 million and $6.0 million in base management fees, $1.6 million and $0.6 million in legal and professional fees, $7.3 million and $1.9 million in interest expense and fees related to the Convertible Notes and the Revolving Facilities, $1.1 million and $0.8 million in amortization of debt issuance costs, $0.8 million and $0.6 million in administrative expenses, and $1.7 million and $1.2 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily reflects the increase in management fees due to the larger portfolio, the increase in interest expense and other costs related to the increase in available and outstanding debt, and the higher average interest rate following the issuance of the Convertible Notes.

Net investment income

Net investment income was $27.3 million and $18.4 million respectively, for the three months ended June 30, 2015 and 2014. The increase in in net investment income in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily reflects the increased interest and other income in the three months ended June 30, 2015, partially offset by the increase in expenses.

Net investment income was $50.2 million and $36.2 million, respectively, for the six months ended June 30, 2015 and 2014. The increase in in net investment income in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily reflects the increased interest and other income in the six months ended June 30, 2015, partially offset by the increase in expenses.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended June 30, 2015 and 2014 were $(9.3) million and $0.9 million, respectively. The net realized loss during the three months ended June 30, 2015 was due primarily to the restructure of our loan to Edmentum, in which we received new debt and equity in a delevered company.

For the three months ended June 30, 2015 and 2014, the change in net unrealized appreciation/depreciation was $7.1 million and $(3.9) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2015 was primarily due to the reversal of the previous unrealized loss on our loan to Edmentum as well as various mark to market adjustments during the period. The change in net unrealized depreciation for the three months ended June 30, 2014 was primarily due to an investment made prior to our initial public offering as part of our legacy distressed strategy which has yielded significant income for many years as well as an unrealized mark to market adjustment on certain of our United Airlines aircraft.

Net realized losses for the six months ended June 30, 2015 and 2014 were $9.4 million and $5.9 million, respectively. The net realized loss during the six months ended June 30, 2015 was due primarily to the restructure of our loan to Edmentum, in which we received debt and equity in a delevered company. Net realized loss during the six months ended June 30, 2014 was due primarily to the disposition of our investment in ESP Holdings, Inc., an investment made prior to our initial public offering as part of our legacy distressed strategy which generated substantial cash interest income. For the six months ended June 30, 2015 and 2014, the change in net unrealized appreciation was $7.7 million and $8.0 million, respectively. The change in net unrealized depreciation for the six months ended June 30, 2015 and June 30, 2014 were primarily due to reversals of prior period unrealized depreciation.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no U.S. federal excise tax recorded during the three and six months ended June 30, 2015 and 2014.

Gain on repurchase of Series A preferred interests

Gains on repurchase of Series A preferred interests for the three and six months ended June 30, 2015 and 2014 were $1.7 million and $0.0 million, respectively. The gain on repurchase of Series A preferred interests during the three and six months ended June 30, 2015 is due to the repurchase of 1,675 Preferred Interests on June 30, 2015 at a price of $31.8 million.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the three months ended June 30, 2015 and 2014 were $0.4 million and $0.4 million, respectively, as average LIBOR rates for the periods were similar. Dividends on the Preferred Interests for the six months ended June 30, 2015 and 2014 were $0.8 million and $0.7 million, respectively, as average LIBOR rates for the two periods were similar.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended June 30, 2015 and 2014 was $5.4 million and $3.6 million, respectively. Incentive compensation distributable to the General Partner for the six months ended June 30, 2015 and 2014 was $9.9 million and $7.1 million, respectively. Incentive compensation for the three and six months ended June 30, 2015 and 2014 was distributable due to our performance exceeding the total return threshold. The change in reserve for incentive compensation to the General Partner for the three months ended June 30, 2015 and 2014 was $0.0 million and $0.6 million, respectively. The change in reserve for incentive compensation to the General Partner for the six months ended June 30, 2015 and 2014 was $0.0 million and $(0.4) million, respectively. The change in reserve for incentive compensation for the three and six months ended June 30, 2015 and 2014 represents the change in the amount in excess of distributable incentive compensation which would have been earned by the General Partner had we liquidated at net asset value at June 30, 2015 and 2014, respectively.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations was $21.0 million and $12.0 million for the three months ended June 30, 2015 and 2014, respectively. The higher net increase in net assets resulting from operations during the three months ended June 30, 2015 is primarily due to the increase in net investment income. The net increase in net assets resulting from operations was $39.5 million and $30.1 million for the six months ended June 30, 2015 and 2014, respectively. The higher net increase in net assets resulting from operations during the six months ended June 30, 2015 is primarily due to the increase in net investment income, partially offset by the net realized and unrealized loss in the six months ended June 30, 2015 as compared to the net realized and unrealized gain in the six months ended June 30, 2014.

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

The following table summarizes the total shares issued and proceeds received in the public offering of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2015:

	Shares Issued	Price Per Share		Net Proceeds
At-the-market offerings	248,614	$15.87	*	$3,946,066
Shares issued from dividend reinvestment plan	253	15.64	*	3,962

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

* Weighted-average price per share.

On October 3, 2014, we entered into an at-the-market equity offering program (the “ATM Program”) with Raymond James & Associates Inc. and Cantor Fitzgerald & Co. through which we may offer and sell, by means of at-the-market offerings from time to time, shares of our common stock having an aggregate offering price of up to $100,000,000. During the three months ended June 30, 2015 we sold 235,814 shares of our common stock at an average price of $15.29 per share under the ATM Program, raising $3,743,442 in net proceeds.

Amounts outstanding and available under the combined Leverage Program at June 30, 2015 were as follows:

	Rate		Carrying Value †	Available	Total Capacity
Operating Company Facility	L+2.50	%*	$112,000,000	$4,000,000	$116,000,000
TCPC Funding Facility	L+2.25	%*	165,000,000	135,000,000	300,000,000
Convertible Notes ($108 million par)	5.25%		105,900,159	-	105,900,159
SBA Program	2.85	%**	34,000,000	41,000,000	75,000,000
Preferred Interests	L+0.85	%*	100,500,000	-	105,500,000
Total leverage			$517,400,159	$180,000,000	$697,400,159

* Based on either LIBOR or the lender’s cost of funds, subject to certain limitations.

† Except for the Convertible Notes, all carrying values are the same as the principal amounts outstanding.

** Weighted-average interest rate on pooled loans of $28.0 million, excluding fees of 0.36%. As of June 30, 2015, the remaining $6.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.59% plus fees of 0.36% through September 23, 2015, the date of the next SBA pooling.

On March 6, 2015, we expanded the TCPC Funding Facility by $50 million to $300 million, increased the accordion feature by $50 million to $350 million and extended the maturity date to March 6, 2019.

Net cash used in operating activities during the six months ended June 30, 2015 was $14.1 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $60.0 million, partially offset by net investment income less preferred dividends and incentive allocation (net of non-cash income and expenses) of approximately $45.9 million.

Net cash provided by financing activities was $23.5 million during the six months ended June 30, 2015, consisting primarily of $88.0 million of net borrowings and $3.9 million of proceeds from common shares sold, reduced by $35.2 million in regular dividends on common equity, the $31.8 million repurchase of Preferred Interests, payment of $0.6 million in debt issuance costs, and $0.8 million in dividends on the Preferred Interests.

At June 30, 2015, we had $36.7 million in cash and cash equivalents.

The Revolving Facilities are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to the sum of total preferred equity and indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Revolving Facilities, and may therefore impact our ability to borrow under the Revolving Facilities. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt or require redemption of the Preferred Interests, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2015, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the six months ended June 30, 2015 and June 30, 2014:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 10, 2015	March 19, 2015	March 31, 2015	Regular	$0.36	$17,535,826
May 7, 2015	June 16, 2015	June 30, 2105	Regular	0.36	17,625,370
				$0.72	$35,161,196

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 6, 2014	March 17, 2014	March 31, 2014	Regular	$0.36	$13,031,970
May 7, 2014	June 18, 2014	June 30, 2014	Regular	0.36	13,032,007
May 7, 2014	June 18, 2014	June 30, 2014	Special	0.05	1,810,001
				$0.77	$27,873,978

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the six months ended June 30, 2015 and 2014:

	2015	2014
Shares Issued	253	214
Average Price Per Share	$15.64	$17.36
Proceeds	$3,962	$3,715

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

Recent Developments

From July 1, 2015 through August 3, 2015, the Operating Company invested approximately $28.6 million primarily in six senior secured loans with a combined effective yield of approximately 9.8%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of TCPC SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting the SBIC to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive relief.

On August 4, 2015, we increased the aggregate principal commitment on the TCPC Funding Facility to $350 million and expanded the accordion feature to $400 million.

On August 6, 2015, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 30, 2015 to stockholders of record as of the close of business on September 16, 2015.

Item 3:      Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2015, 77.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2015, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 80.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2015 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$26,683,664	$(12,345,000)	$14,338,664
Up 200 basis points	16,046,591	(8,230,000)	7,816,591
Up 100 basis points	5,625,331	(4,115,000)	1,510,331
Down 100 basis points	(888,291)	1,163,311	275,020
Down 200 basis points	(888,291)	1,163,311	275,020
Down 300 basis points	(888,291)	1,163,311	275,020

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

PART II - Other Information

Item 1.         Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2015, we are currently not a party to any pending material legal proceedings.

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

Date: August 6, 2015
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: August 6, 2015
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

