Form 10-Q
period 2016-09-30
TCP Capital Corp.
filed 2016-11-08
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2016

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
Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 8, 2016 was 53,041,751.

TCP CAPITAL CORP.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2016 (unaudited) and December 31, 2015	2
	Consolidated Schedule of Investments as of September 30, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	13
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015	14
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	15
	Notes to Consolidated Financial Statements (unaudited)	16
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015	43
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2016 (unaudited) and December 31, 2015	45
	Consolidating Statements of Assets and Liabilities as of September 30, 2016 (unaudited) and December 31, 2015	47
	Consolidating Statements of Operations for the nine months ended September 30, 2016 (unaudited) and September 30, 2015 (unaudited)	49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65

Part II.	Other Information

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	66

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,161,033,998 and $1,123,682,687, respectively)	$1,144,719,963	$1,099,208,475
Companies 5% to 25% owned (cost of $72,925,246 and $68,862,518, respectively)	68,900,676	69,008,931
Companies more than 25% owned (cost of $88,662,808 and $39,162,221, respectively)	62,809,253	14,702,319
Total investments (cost of $1,322,622,052 and $1,231,707,426, respectively)	1,276,429,892	1,182,919,725

Cash and cash equivalents	140,873,527	35,629,435
Receivable for investments sold	6,306,581	-
Accrued interest income:
Companies less than 5% owned	11,067,134	8,842,528
Companies 5% to 25% owned	1,036,764	741,306
Companies more than 25% owned	15,919	29,230
Deferred debt issuance costs	4,216,157	5,390,241
Unrealized appreciation on swaps	-	3,229,442
Options (cost of $279,327 and $51,750, respectively)	460,972	-
Prepaid expenses and other assets	1,421,623	2,331,044
Total assets	1,441,828,569	1,239,112,951

Liabilities
Debt, net of unamortized issuance costs	631,701,662	498,205,471
Payable for investments purchased	9,151,343	6,425,414
Incentive allocation payable	5,133,010	5,207,606
Interest payable	4,520,221	2,911,257
Payable to the Advisor	877,866	508,334
Accrued expenses and other liabilities	3,336,925	3,877,852
Total liabilities	654,721,027	517,135,934

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$787,107,542	$721,977,017

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 53,041,751 and 48,834,734 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	$53,042	$48,834
Paid-in capital in excess of par	944,993,651	878,383,356
Accumulated net investment income	24,716,951	22,261,793
Accumulated net realized losses	(136,476,545)	(132,483,593)
Accumulated net unrealized depreciation	(46,179,557)	(46,233,373)
Net assets applicable to common shareholders	$787,107,542	$721,977,017

Net assets per share	$14.84	$14.78

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost			Notes

Debt Investments (A)
Activities Related to Real Estate
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	9.96%	12/23/2019	$12,924,237	$12,795,214	$12,794,994	0.90%

Advertising and Public Relations Services
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.98%	9/1/2018	$15,000,000	14,717,540	14,735,250	1.04%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$–	-	-	-	H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$–	-	-	-	H
								14,717,540	14,735,250	1.04%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.81%	7/15/2022	$14,545,227	14,324,197	14,836,131	1.05%

Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,760,000	9,592,010	9,711,200	0.69%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,840,000	9,675,719	9,741,600	0.69%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$2,953,456	2,940,331	2,982,990	0.21%
								22,208,060	22,435,790	1.59%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$–	-	-	-
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$14,386,131	14,173,719	14,172,065	1.00%
								14,173,719	14,172,065	1.00%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$–	(22,700)	(24,400)	-	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.92%	11/30/2019	$23,937,500	23,785,168	23,791,481	1.68%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,574,535	31,093,000	2.19%
								54,337,003	54,860,081	3.87%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (Q)	-	10.63%	12.15%	2/1/2018	$9,053,891	9,480,486	9,650,996	0.68%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	-	7.75%	11.25%	5/1/2018	$15,000,000	15,340,950	14,694,750	1.04%	L
								24,821,436	24,345,746	1.72%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,517,321	14,372,148	14,517,320	1.02%	B
Globecomm Systems, Inc.	First Lien Series A Term Loan	LIBOR (Q)	1.25%	7.63%	N/A	12/11/2018	$–	-	-	-	B
Triangle Acquisition Co. (Polycom)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	9/29/2023	$5,000,000	4,800,000	4,825,000	0.34%
								19,172,148	19,342,320	1.36%

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$15,846,397	15,677,901	16,140,347	1.14%	J

Computer Systems Design and Related Services
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,858,354	17,272,500	1.22%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,949,718	6,853,175	0.49%
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$23,295,455	22,605,970	22,596,591	1.59%
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$–	(49,877)	(51,135)	-	K
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.75%	9/3/2018	$2,319,933	2,319,933	2,319,933	0.16%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.75%	9/3/2018	$10,346,667	10,287,679	10,346,667	0.73%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.75%	9/3/2018	$3,749,867	3,749,867	3,749,867	0.26%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.75%	9/3/2018	$3,173,333	3,160,481	3,173,333	0.22%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	-	11.67%	12.48%	9/1/2018	$4,800,000	4,798,895	4,779,360	0.34%	L
								70,681,020	71,040,291	5.01%
Data Processing and Hosting Services
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.63%	8/6/2019	$4,562,500	3,964,688	4,608,125	0.33%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.63%	8/6/2019	$9,125,000	7,929,375	9,216,250	0.65%	H
								11,894,063	13,824,375	0.98%
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,518,173	7,480,132	7,442,991	0.53%
CGY UK Portfolio I Borrower LLC, (Conergy)	Senior Secured 1st Lien Term Loan	LIBOR (Q)	-	9.00%	9.85%	3/3/2018	$3,951,020	3,862,845	3,911,510	0.28%
								11,342,977	11,354,501	0.81%
Electronic Component Manufacturing
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	N/A	7/1/2018	$–	(84,877)	-	-	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	10.15%	3/1/2018	$18,563,581	18,170,569	18,164,464	1.28%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	10.15%	9/1/2017	$1,603,779	1,539,706	1,548,689	0.11%
								19,625,398	19,713,153	1.39%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$24,180,718	24,180,718	24,180,718	1.71%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$1,928,731	1,928,731	1,967,306	0.14%
								26,109,449	26,148,024	1.85%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2016

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost			Notes

Debt Investments (continued)
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$1,055,416	$991,404	$997,368	0.07%

Financial Investment Activities
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$12,304,553	12,015,428	11,689,326	0.83%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,926,500	1.05%	E/H
								27,015,428	26,615,826	1.88%
Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	N/A	12/20/2018	$–	(1,707,675)	(1,125,000)	(0.08%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,362,778	9,326,959	9,456,406	0.67%

Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	8/28/2020	$15,821,501	15,527,235	16,194,097	1.14%
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,762,079	10,828,233	0.76%
								26,289,314	27,022,330	1.90%
Insurance Carriers
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,800,000	3,735,379	3,781,000	0.27%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	13.62%	14.50%	8/29/2019	$20,015,152	19,495,681	20,015,152	1.41%
								23,231,060	23,796,152	1.68%
Insurance Related Activities
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$28,999,999	28,618,700	28,999,999	2.05%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$6,000,000	5,943,055	6,000,000	0.42%
								34,561,755	34,999,999	2.47%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$16,573,588	16,430,136	16,283,550	1.15%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,426,412	3,396,188	3,366,450	0.24%
								19,826,324	19,650,000	1.39%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,170,030	23,748,562	23,573,030	1.66%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,844,831	11,027,500	0.78%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	11.00%	11.00%	6/21/2017	$9,462,231	9,497,311	4,315,251	0.30%	C
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	297,493	0.02%	C
								17,197,498	4,612,744	0.32%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$28,678,000	28,560,113	29,108,170	2.05%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	-	9.50%	10.02%	1/12/2020	$17,500,000	17,283,898	17,263,750	1.22%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,102,989	15,945,396	15,933,907	1.13%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.05%	E/H
								76,873,407	77,163,567	5.45%
Other Chemical Product and Preparation Manufacturing
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	-	9.81%	10.69%	4/1/2019	$7,000,000	6,448,006	6,740,300	0.48%	L

Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	N/A	7/31/2020	$–	(24,780)	(56,427)	-	K
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	N/A	7/31/2020	$–	(11,672)	(26,580)	-	K
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$15,506,085	15,293,023	15,086,646	1.06%
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.38%	12/11/2020	$4,936,601	4,849,352	4,899,576	0.35%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fee)	LIBOR (M)	0.28%	10.72%	11.60%	10/1/2018	$31,550,000	31,562,496	32,039,060	2.26%	H/L
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,760,997	19,788,509	1.40%	G
								71,429,416	71,730,784	5.07%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,577	0.34%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.65%	B/E
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	-	12.00%	12.00%	9/15/2018	$–	-	-	-	B
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	-	17.50%	17.50%	2/1/2021	$1,030,741	1,030,741	149,458	0.01%	C
								13,486,635	14,287,035	1.00%
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	-	9.00%	N/A	4/29/2021	$–	(24,000)	(22,200)	-	K
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	-	9.00%	9.88%	4/29/2021	$8,614,356	8,453,191	8,459,298	0.60%
								8,429,191	8,437,098	0.60%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$10,387,097	10,283,226	10,043,024	0.71%

Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$9,277,833	8,785,818	9,115,471	0.64%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	7,208,000	0.51%	E/G

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2016

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost			Notes

Debt Investments (continued)
Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	$7,312,000	$5,027,000	0.35%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$15,981,496	15,709,496	16,101,357	1.14%
								23,021,496	21,128,357	1.49%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,902,207	1,902,207	1,902,207	0.13%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/30/2018	$4,864,613	4,581,227	4,864,613	0.34%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$9,478,043	9,478,043	3,981,726	0.28%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,984,959	2,969,537	2,984,959	0.21%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$3,422,601	3,422,601	3,422,601	0.24%	B
								22,353,615	17,156,106	1.20%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	3/15/2021	$4,432,934	4,344,275	4,388,604	0.31%
Gander Mountain Company	Second Lien Term Loan	LIBOR (Q)	-	9.50%	10.33%	6/15/2018	$11,465,152	11,360,266	11,350,501	0.80%
The Gymboree Corporation	First Lien Term Loan	LIBOR (Q)	-	10.25%	11.09%	9/24/2020	$9,704,432	9,519,691	9,530,723	0.67%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$20,672,789	20,479,758	20,879,517	1.47%
								45,703,990	46,149,345	3.25%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	7,509,506	0.53%	E/G/H

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	39,061,760	2.76%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.00%	12.00%	6/9/2017	$28,336,513	28,303,218	28,121,155	1.98%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.5% Cash + 1.25% PIK	10.60%	1/31/2020	$30,124,704	29,727,413	28,312,703	2.00%
Aptos Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	9/1/2022	$10,000,000	9,800,200	9,800,000	0.69%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.63%	3/31/2019	$35,627,947	35,232,825	35,531,752	2.51%
BlackLine Systems, Inc.	First Lien Acquisition Term Loan	LIBOR (Q)	1.50%	3.25% Cash + 4.75% PIK	9.50%	9/25/2018	$9,593,227	9,500,850	9,503,530	0.67%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	3.25% Cash + 4.75% PIK	9.50%	9/25/2018	$15,347,165	14,711,503	15,203,669	1.07%
BlackLine Systems, Inc.	Senior Secured 1st Lien Incremental Term Loan	LIBOR (Q)	1.50%	3.25% Cash + 4.75% PIK	9.50%	9/25/2018	$3,868,410	3,808,441	3,832,240	0.27%
BlackLine Systems, Inc.	Senior Secured Revolver	LIBOR (Q)	0.50%	6.00%	6.50%	9/25/2018	$–	-	-	-
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.36%	12/3/2020	$5,837,798	5,732,817	5,837,798	0.41%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$-	-	-	-	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,784,444	2,784,444	2,784,444	0.20%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$12,708,557	12,176,942	12,225,632	0.86%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$42,565,572	41,947,258	42,246,330	2.98%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,158,277	0.22%
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	-	13.00%	13.83%	9/10/2021	$11,513,362	11,181,123	11,255,463	0.79%
Newscycle Solutions AB	Second Lien Term Loan B	LIBOR (Q)	-	13.00%	13.83%	9/10/2021	$11,513,362	11,181,123	11,255,463	0.79%
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fee)	LIBOR (Q)	-	9.56%	10.44%	4/1/2019	$17,880,435	17,699,921	17,777,622	1.25%	L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.69%	1/1/2019	$3,200,000	3,120,904	3,040,000	0.21%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.88%	5/21/2020	$7,500,000	7,416,185	7,500,000	0.53%
								247,507,310	247,386,078	17.43%

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$23,038,235	23,038,235	22,653,496	1.60%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,902,650	7,749,659	7,770,676	0.55%
								30,787,894	30,424,172	2.15%
Utility System Construction
Kawa Solar Holdings Limited	Bank Guarantee Credit Facility	Fixed	-	8.2% Cash + 3.5% PIK	11.70%	7/2/2017	$21,089,833	21,089,833	20,704,944	1.46%	F
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$4,000,000	4,000,000	4,000,000	0.28%	F
								25,089,833	24,704,944	1.74%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	9/1/2021	$21,289,225	20,655,468	20,650,548	1.46%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	7.42%	8.42%	5/31/2018	$334,243	330,920	328,959	0.02%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	7.42%	8.42%	5/31/2018	$1,355,968	1,345,325	1,328,879	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.42%	8.42%	5/31/2018	$7,304,093	7,231,480	7,166,776	0.51%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,072,471	12,613,746	0.89%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$3,955,000	3,906,296	3,942,740	0.28%
U.S. TelePacific Corp.	First Lien Notes	LIBOR (Q)	1.00%	8.50%	9.50%	2/24/2021	$10,000,000	9,701,998	9,719,000	0.69%
								35,588,490	35,100,100	2.48%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	-	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	10,816,670	0.76%	E

Total Debt Investments								1,241,644,130	1,221,182,288	86.16%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2016

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost			Notes

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$231,973	0.02%	C/E/H

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,341,416	3,288,050	0.23%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,472,159	3,324,395	0.23%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	1,707,044	0.12%	C/E
								7,668,888	8,319,489	0.58%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,062	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	1,716,028	0.12%	C/E
								556,370	1,859,090	0.13%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						615,000	272,594	20,910	-	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	2,000,000	0.14%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,065,143	0.07%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	84,824	0.01%	C/E
								1,089,847	1,149,967	0.08%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,393,635	0.10%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	686,883	0.05%	C/E
								29,489,670	2,080,518	0.15%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	3,240,969	0.23%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	102,277	0.01%	C/E
								-	3,343,246	0.24%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	4,915	-	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						5,744,606	5,744,606	5,744,606	0.41%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	123,028	172,905	0.01%	C/E/F
								5,867,634	5,917,511	0.42%

Financial Investment Activities
GACP I, LP	Membership Units						12,162,730	12,281,867	12,378,269	0.87%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	-	C/E/I
								12,454,561	12,379,956	0.87%

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	210,035	0.01%	B/E

Other Chemical Products and Mineral Manufacturing
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	676,800	0.05%	C/E

Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	77,802	0.01%	C/E/H

Other Manufacturing
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	-	-	C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	5,189,344	0.37%	B/C/E
								1,091,443	5,189,344	0.37%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	-	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	5,072	-	C/E

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2016

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost			Notes

Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$2,830,844	0.20%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						715,217	192,651	282,511	0.02%	C/E
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	205,200	0.01%	C/E
								1,611,891	3,998,773	0.28%
Utility System Construction
Kawa Solar Holdings Limited	Ordinary Shares						2,332,594	-	-	-	C/F

Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.37%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	162,645	0.01%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,350,047	0.17%	C/D/E/H
								11,690,060	7,782,203	0.55%

Total Equity Securities								80,977,922	55,247,604	3.90%

Total Investments								$1,322,622,052	$1,276,429,892

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									14,354,800	1.01%
Cash Held on Account at Various Institutions									46,520,310	3.28%
Wells Fargo Government Money Market Fund									55,000,000	3.88%
Bank Tokyo, Commercial Paper, 0.38%, due 10/07/16									24,998,417	1.77%
Cash and Cash Equivalents									140,873,527	9.94%

Total Cash and Investments									$1,417,303,419	100.00%	M

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
       At September 30, 2016, such hedging activities included the derivatives listed at the end of the Consolidated Schedule of Investments. (See Note 2)

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

(H)     Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(I)     Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act.  Under the Investment Company Act, the Company
        may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(J)   Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a)  of the Investment Company Act. Under the Investment Company Act, the Company may
        not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $379,816,646 and $294,224,143 respectively, for the nine months ended September 30, 2016. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of September 30, 2016 was $1,276,033,988 or 90.0% of total cash and investments of the Company.  As of September 30, 2016 approximately 13.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

Options and swaps at September 30, 2016 were as follows:

Investment	Notional Amount	Fair Value
GBP, Put Option, $1.47370, expires 3/3/17	£2,681,021	$460,972

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2015

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost			Notes

Debt Investments (A)

Accounting, Tax and Payroll Services
EGS Holdings, Inc. (Expert Global Solutions)	Holdco PIK Notes	LIBOR (A)	3.00%	10.00%	13.00%	10/3/2018	$64,783	$64,783	$64,783	0.01%
Expert Global Solutions, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	11.00%	12.50%	10/3/2018	$15,249,675	15,041,186	15,249,675	1.25%
								15,105,969	15,314,458	1.26%
Advertising and Public Relations Services
Doubleplay III Limited (Exterion Media) (United Kingdom)	First Lien Facility A1 Term Loan	EURIBOR (Q)	1.25%	5.75%	7.00%	3/18/2018	€12,249,157	15,931,220	13,171,984	1.08%	D/H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.50%	9/1/2018	$13,145,041	12,695,719	12,776,341	1.05%	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$-	-	-	-	H/L
								28,626,939	25,948,325	2.13%
Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/15/2017	$114,196	114,196	115,617	0.01%	F
N918DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/15/2018	$233,219	233,219	237,494	0.02%	F
N954DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	3/20/2019	$336,554	336,554	342,734	0.03%	F
N955DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$362,232	362,232	369,162	0.03%	F
N956DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	5/20/2019	$358,380	358,380	365,197	0.03%	F
N957DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	6/20/2019	$365,401	365,401	372,392	0.03%	F
N959DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	7/20/2019	$372,361	372,361	379,522	0.03%	F
N960DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	10/20/2019	$396,169	396,169	403,869	0.03%	F
N961DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	8/20/2019	$385,667	385,667	393,115	0.03%	F
N976DL	Aircraft Secured Mortgage	Fixed	-	8.00%	8.00%	2/15/2018	$214,686	214,686	218,321	0.02%	F
Aircraft Leased to United Airlines, Inc.
N659UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	2/28/2016	$313,315	313,315	318,980	0.03%	F
N661UA	Aircraft Secured Mortgage	Fixed	-	12.00%	12.00%	5/4/2016	$557,684	557,684	570,303	0.05%	F
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A	LIBOR (M)	-	8.50%	8.75%	1/31/2023	$14,250,773	13,982,969	14,252,198	1.17%	H
Cargojet Airways LTD. (Canada)	Aircraft Acquisition Loan A1	LIBOR (M)	-	8.50%	N/A	1/31/2023	$-	-	-	-	H
Mesa Air Group, Inc.	Acquisition Delayed Draw Loan	LIBOR (M)	-	7.25%	N/A	6/17/2019	$-	-	278,288	0.02%
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	-	7.25%	7.62%	7/15/2022	$15,997,019	15,724,234	16,324,958	1.34%
								33,717,067	34,942,150	2.87%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan A (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,940,000	9,743,116	9,741,200	0.80%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,960,000	9,762,553	9,760,800	0.80%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$3,669,926	3,645,226	3,669,926	0.30%
								23,150,895	23,171,926	1.90%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	8.75%	11/30/2017	$-	(69,938)	(123,750)	(0.01%)	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	9.50%	11/30/2019	$17,281,250	17,043,402	16,996,109	1.39%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,546,700	31,883,500	2.62%
								47,520,164	48,755,859	4.00%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0 % Exit Fee)	LIBOR (M)	0.23%	10.27%	10.50%	2/1/2018	$7,700,000	7,993,675	8,059,280	0.66%	L
BioAmber, Inc.	Sr Secured Term Loan (8.25% Exit Fee)	LIBOR (M)	0.23%	9.27%	9.50%	12/1/2017	$10,000,000	10,226,245	10,509,000	0.86%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (10.0% Exit Fee)	Prime Rate	-	7.75%	11.25%	5/1/2018	$15,000,000	14,927,838	15,175,500	1.25%	L
								33,147,758	33,743,780	2.77%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,629,280	14,482,987	14,256,233	1.17%	B

Computer Equipment Manufacturing
Silicon Graphics International Corp.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/27/2018	$18,432,723	18,157,715	18,570,968	1.52%	J

Computer Systems Design and Related Services
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	4.75% Cash + 4% PIK	9.00%	3/31/2019	$34,564,922	34,069,278	34,459,499	2.83%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,938,605	6,153,871	0.51%
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.32%	9/3/2018	$2,337,733	2,337,733	2,355,266	0.19%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.32%	9/3/2018	$10,426,667	10,343,578	10,322,400	0.85%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	-	8.00%	8.32%	9/3/2018	$4,675,467	4,675,467	4,710,533	0.39%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	-	7.00%	7.32%	9/3/2018	$5,213,333	5,175,467	5,161,200	0.42%
Vistronix, LLC	First Lien Revolver	LIBOR (Q)	0.50%	8.50%	9.00%	12/4/2018	$365,437	361,329	365,437	0.03%
Vistronix, LLC	First Lien Term Loan	LIBOR (M)	0.50%	8.50%	9.00%	12/4/2018	$6,205,583	6,155,701	6,050,443	0.50%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	11.67%	12.00%	9/1/2018	$4,800,000	4,678,943	4,733,280	0.39%
								74,736,101	74,311,929	6.11%
Data Processing and Hosting Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$3,430,383	3,396,023	3,404,827	0.28%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$242,376	234,663	242,376	0.02%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.00%	7/31/2020	$8,109,426	7,979,611	8,050,389	0.66%
Rightside Group, Ltd.	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$4,750,000	3,991,890	4,828,375	0.40%
United TLD Holdco, Ltd. (Rightside) (Cayman Islands)	Second Lien Term Loan	LIBOR (Q)	0.50%	8.75%	9.38%	8/6/2019	$9,500,000	7,983,779	9,656,750	0.79%	H
								23,585,966	26,182,717	2.15%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2015

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost			Notes

Debt Investments (continued)
Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	-	9% Cash + 1% PIK	10.00%	9/10/2017	$7,461,240	$7,397,199	$7,386,628	0.61%

Electrical Equipment Manufacturing
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$6,165,986	6,130,433	6,058,081	0.50%
API Technologies Corp.	First Lien Term Loan	LIBOR (Q)	1.50%	8.50%	10.00%	2/6/2018	$3,991,338	3,921,387	3,921,490	0.32%
								10,051,820	9,979,571	0.82%

Electronic Component Manufacturing
Central MN Renewables, LLC (Green Biologics)	Sr Secured Revolver (3.0% Exit Fee)	Fixed	-	8.25%	N/A	1/1/2016	$-	-	-	-	L
Redaptive, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	10.72%	N/A	7/1/2018	$-	(121,106)	-	-	K
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	9.77%	3/1/2018	$22,500,000	21,452,673	21,411,000	1.76%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	9.77%	9/1/2017	$1,687,500	1,571,025	1,567,434	0.13%
								22,902,592	22,978,434	1.89%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	-	12.00%	12.00%	11/1/2020	$900,000	900,000	900,000	0.07%	E/F
Essex Ocean, LLC	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	3/25/2019	$-	-	-	-
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	-	8.00%	8.00%	8/15/2018	$2,631,033	2,631,033	2,641,294	0.22%
								3,531,033	3,541,294	0.29%
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	4/30/2022	$4,471,492	4,437,802	4,270,275	0.35%
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$6,763,751	6,425,563	6,502,839	0.53%
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	-	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,881,500	1.22%	E/H
								25,863,365	25,654,614	2.10%
Gaming
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	-	8.25%	N/A	12/20/2018	$-	(1,862,302)	(1,250,000)	(0.10%)	K

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	7.00%	8.50%	10/8/2019	$10,033,866	9,995,480	10,111,127	0.83%

Hospitals
Evidera, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.00%	7/1/2018	$3,907,686	3,888,148	3,912,571	0.32%
KPC Healthcare, Inc.	First Lien Term Loan	Prime Rate	-	8.25%	11.75%	8/28/2020	$17,157,214	16,790,143	17,043,118	1.40%
RegionalCare Hospital Partners, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	10.25%	11.25%	10/23/2019	$21,017,525	20,777,746	20,807,350	1.71%	G
								41,456,037	41,763,039	3.43%
Insurance Carriers
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$7,080,555	6,944,926	7,063,562	0.58%
Acrisure, LLC	Second Lien Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$12,720,998	12,542,859	12,690,468	1.04%
Acrisure, LLC	Second Lien Incremental Notes	LIBOR (Q)	1.00%	9.00%	10.00%	11/19/2022	$3,846,850	3,795,306	3,837,597	0.31%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	7.25%	8/31/2021	$3,950,000	3,874,773	3,732,750	0.31%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	11.50%	12.00%	8/29/2019	$20,000,000	19,375,352	19,936,000	1.64%
								46,533,216	47,260,377	3.88%
Insurance Related Activities
Confie Seguros Holding II Co.	Second Lien Term Loan	LIBOR (M)	1.25%	9.00%	10.25%	5/8/2019	$11,061,809	10,950,946	10,951,191	0.90%	G

Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$15,990,714	15,853,293	15,690,888	1.29%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,474,715	3,440,934	3,409,564	0.28%
								19,294,227	19,100,452	1.57%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$24,693,587	24,159,891	24,267,623	1.99%

Medical Equipment and Supplies Manufacturing
Bioventus, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	4/10/2020	$11,000,000	10,819,241	10,835,000	0.89%

Motion Picture and Video Industries
CORE Entertainment, Inc.	First Lien Term Loan	Fixed	-	11.00%	11.00%	6/21/2017	$9,462,231	9,425,030	4,667,719	0.38%
CORE Entertainment, Inc.	Second Lien Term Loan	Fixed	-	15.50%	15.50%	6/21/2018	$7,569,785	7,700,187	291,058	0.02%	C
								17,125,217	4,958,777	0.40%
Nondepository Credit Intermediation
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	-	11.50%	11.50%	11/15/2019	$26,975,000	26,829,614	26,705,250	2.19%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	-	9.50%	9.92%	1/12/2020	$5,000,000	4,621,333	4,919,250	0.40%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,305,999	16,125,251	16,133,156	1.32%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	-	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.22%	E/H
								62,660,198	62,615,396	5.13%
Oil and Gas Extraction
Jefferson Gulf Coast Energy Partners, LLC	First Lien Term Loan B	Prime Rate	-	7.50%	11.00%	2/27/2018	$14,812,500	14,714,767	13,479,375	1.11%
MD America Energy, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	8/4/2019	$8,095,238	7,784,717	6,773,043	0.56%
								22,499,484	20,252,418	1.67%
Other Information Services
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.13%	12/11/2020	$5,128,936	5,026,844	5,026,357	0.41%
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,735,864	18,789,089	1.54%	G
								24,762,708	23,815,446	1.95%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	-	12.00%	12.00%	9/15/2016	$4,869,577	4,869,577	4,869,577	0.40%	B
AGY Holding Corp.	Second Lien Notes	Fixed	-	11.00%	11.00%	11/15/2016	$9,268,000	7,586,317	9,268,000	0.76%	B/E
Boomerang Tube, LLC	Second Lien Term Loan	LIBOR (Q)	1.50%	9.50%	11.00%	10/11/2017	$3,825,453	4,010,758	1,759,709	0.14%	C
Boomerang Tube, LLC	Super Priority Debtor-in-Possession	Prime Rate	-	10.00%	13.50%	11/30/2015	$1,124,444	1,124,444	1,124,444	0.09%
								17,591,096	17,021,730	1.39%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$14,000,000	13,860,000	7,924,000	0.65%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2015

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost			Notes

Debt Investments (continued)
Other Publishing
MediMedia USA, Inc.	First Lien Revolver	LIBOR (M)	-	6.75%	7.18%	5/20/2018	$3,456,500	$2,886,378	$3,003,668	0.25%
MediMedia USA, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	6.75%	8.00%	11/20/2018	$5,681,239	5,582,994	5,425,584	0.45%	G
								8,469,372	8,429,252	0.70%
Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%	7.00%	6/30/2022	$5,970,000	5,879,117	5,492,400	0.45%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	-	9.50%	9.50%	6/1/2018	$13,600,000	13,600,000	8,918,010	0.73%	E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	-	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	5,776,480	0.47%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$10,000,000	10,019,257	9,450,000	0.78%
The Tennis Channel, Inc.	First Lien Term Loan	LIBOR (Q)	-	8.50%	8.88%	5/29/2017	$32,520,727	32,351,929	32,675,201	2.68%
								49,683,186	47,901,681	3.93%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$1,783,036	1,779,352	1,783,036	0.15%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	-	7.00%	7.00%	3/21/2016	$3,719,155	3,717,664	3,719,155	0.31%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	-	8.50%	8.50%	3/30/2018	$8,884,258	8,884,258	4,490,993	0.37%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	-	8.50%	8.50%	3/30/2018	$2,797,956	2,782,534	2,797,956	0.23%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	-	8.50%	8.50%	3/30/2018	$2,188,233	2,188,233	2,188,233	0.18%	B
								19,352,041	14,979,373	1.24%
Retail
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$13,185,494	13,049,991	13,317,349	1.09%
Connexity, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	2/13/2020	$6,354,563	6,354,563	6,237,956	0.51%
								19,404,554	19,555,305	1.60%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	-	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	7,336,027	0.60%	E/G/H

Scientific Research and Development Services
BPA Laboratories, Inc.	Senior Secured Notes	Fixed	-	12.25%	12.25%	4/1/2017	$38,932,000	39,001,750	40,489,280	3.32%	E/G

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	2/21/2017	$29,485,290	29,375,415	28,170,246	2.31%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%	9.00%	1/31/2020	$30,000,000	29,529,480	28,023,000	2.30%
BlackLine Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.50%	0.4% Cash + 7.6% PIK	9.50%	9/25/2018	$14,619,396	13,946,601	14,765,590	1.21%
Bluehornet Networks, Inc.	First Lien Term Loan	LIBOR (Q)	-	9.50%	10.11%	12/3/2020	$6,062,304	5,881,725	5,880,435	0.48%
Edmentum, Inc.	Jr Revolving Facility	Fixed	-	5.00%	5.00%	6/9/2020	$-	-	-	-	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	-	8.50%	8.50%	6/9/2020	$2,612,408	2,612,408	2,612,408	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	-	10.00%	10.00%	6/9/2020	$11,791,569	11,176,985	11,343,490	0.93%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$41,924,150	41,178,969	42,029,025	3.45%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$1,272,857	1,272,857	1,276,039	0.10%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fees)	LIBOR (Q)	0.28%	10.72%	11.00%	10/1/2018	$31,550,000	31,341,229	31,395,405	2.58%	H/L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.62%	9.88%	10.50%	1/1/2019	$3,200,000	2,906,672	2,903,680	0.24%	L
Virgin Pulse Inc.	First Lien Term Loan	LIBOR (Q)	-	8.00%	8.63%	5/21/2020	$7,500,000	7,398,976	7,471,875	0.61%
								176,621,317	175,871,193	14.42%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$25,000,000	25,000,000	24,785,000	2.03%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$8,575,581	8,378,569	8,501,831	0.70%
								33,378,569	33,286,831	2.73%
Utility System Construction
Kawa Solar Holdings Limited	Revolving Credit Facility	Fixed	-	8.20%	8.20%	7/2/2017	$25,000,000	25,000,000	25,000,000	2.05%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$1,064,676	1,046,166	1,058,812	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (Q)	1.00%	6.92%	7.92%	5/31/2018	$7,938,819	7,859,897	7,895,156	0.65%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,039,047	12,883,874	1.06%
Oxford County Telephone and Telegraph Company	First Lien Term Loan	LIBOR (Q)	1.00%	7.13%	8.13%	8/31/2020	$4,000,000	3,943,631	3,922,000	0.32%
								25,888,741	25,759,842	2.12%
Wireless Telecommunications Carriers
Gogo, LLC	First Lien Term Loan	LIBOR (Q)	1.50%	9.75%	11.25%	3/21/2018	$32,822,506	32,877,865	33,150,731	2.72%	G

Total Debt Investments								1,160,372,521	1,130,535,387	92.78%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2015

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost			Notes

Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						17,578	$230,569	$233,543	0.02%	C/E/H

Air Transportation
Aircraft Leased to Delta Air Lines, Inc.
N913DL	Trust Beneficial Interests						1,316	84,164	107,501	0.01%	E/F
N918DL	Trust Beneficial Interests						1,053	86,044	127,662	0.01%	E/F
N954DL	Trust Beneficial Interests						975	95,345	77,850	0.01%	E/F
N955DL	Trust Beneficial Interests						937	92,045	108,100	0.01%	E/F
N956DL	Trust Beneficial Interests						946	91,995	104,478	0.01%	E/F
N957DL	Trust Beneficial Interests						937	92,417	105,329	0.01%	E/F
N959DL	Trust Beneficial Interests						928	92,840	106,203	0.01%	E/F
N960DL	Trust Beneficial Interests						902	94,503	105,937	0.01%	E/F
N961DL	Trust Beneficial Interests						919	94,018	101,487	0.01%	E/F
N976DL	Trust Beneficial Interests						1,130	87,968	100,793	0.01%	E/F
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						652	3,143,045	3,368,599	0.28%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						632	3,062,496	3,294,024	0.27%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,173,450	0.26%	C/E
								7,972,193	10,881,413	0.91%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	162,184	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	2,616,916	0.21%	C/E
								556,370	2,779,100	0.22%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						376,147	272,594	236,634	0.02%	C/E

Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	4,198,500	0.34%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	999,714	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						857,143	57,026	57,686	-	C/E
								1,057,026	1,057,400	0.08%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,581,964	0.13%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	919,030	0.07%	C/E
								29,489,670	2,500,994	0.20%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	-	2,929,279	0.24%	C/E
NEXTracker, Inc.	Series C Preferred Stock						17,640	-	92,460	0.01%	C/E
								-	3,021,739	0.25%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						630,000	499,189	180,432	0.01%	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						225,000	225,000	225,000	0.02%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	199,429	200,686	0.02%	C/F
								424,429	425,686	0.04%

Financial Investment Activities
GACP I, LP	Membership Units						8,470,305	8,589,442	8,589,760	0.70%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	5,061	-	C/E/I
								8,762,136	8,594,821	0.70%

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	-	682,614	0.06%	B/E

Other Manufacturing
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	6,118,515	0.50%	B/C/E
Precision Holdings, LLC	Class C Membership Interest						33	-	1,431	-	C/E
								1,091,200	6,119,946	0.50%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	-	-	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	-	-	-	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	-	-	B/C/E
								2,010,777	-	-
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	320,682	0.03%	C/E
Shop Holding, LLC (Connexity)	Warrants to Purchase Class A Units						326,691	-	8,079	-	C/E
								480,049	328,761	0.03%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2015

									Fair Value	% of Total Cash and Investments

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost			Notes

Equity Securities (continued)
Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						1,232,731	$522,678	$1,290,175	0.11%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	680,218	0.05%	B/C/E
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	75,247	0.01%	C/E/H
Utilidata, Inc.	Warrants to Purchase Stock						29,593	216,336	216,337	0.02%	C/E
								1,498,322	2,261,977	0.19%
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	8,433,884	5,269,511	0.43%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,919	221,174	0.02%	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	3,390,093	0.28%	C/D/E/H
								11,690,059	8,880,778	0.73%

Total Equity Securities								71,334,905	52,384,338	4.30%

Total Investments								$1,231,707,426	$1,182,919,725

Cash and Cash Equivalents
Cash Denominated in Foreign Currencies									130,081	0.01%
Cash Held on Account at Various Institutions									35,499,354	2.91%
Cash and Cash Equivalents									35,629,435	2.92%

Total Cash and Investments									$1,218,549,160	100.00%	M

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

(H)    Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(I)    Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act.  Under the Investment Company Act, the Company
       may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(J)  Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a)  of the Investment Company Act. Under the Investment Company Act, the Company may
        not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

Options and swaps at December 31, 2015 were as follows:

Investment	Notional Amount	Fair Value

Interest Rate Cap with Deutsche Bank AG, 4%, expires 5/15/2016	$25,000,000	$-
Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 3/31/2017	$16,401,467	$3,229,442

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Investment income
Interest income:
Companies less than 5% owned	$35,115,862	$32,171,144	$99,016,633	$98,581,508
Companies 5% to 25% owned	1,848,171	1,516,596	4,982,075	3,828,262
Companies more than 25% owned	1,313,034	125,074	1,915,981	444,168
Lease income:
Companies more than 25% owned	71,013	354,958	1,496,869	978,000
Other income:
Companies less than 5% owned	120,910	1,331,277	1,241,885	3,420,283
Total investment income	38,468,990	35,499,049	108,653,443	107,252,221

Operating expenses
Interest and other debt expenses	6,198,850	4,610,726	17,577,859	13,031,365
Management and advisory fees	4,816,043	4,703,999	13,976,545	13,681,411
Legal fees, professional fees and due diligence expenses	550,563	425,796	1,784,174	1,994,571
Administrative expenses	429,867	394,920	1,267,815	1,177,357
Director fees	97,877	67,625	295,486	233,465
Insurance expense	78,794	99,876	280,575	272,677
Custody fees	75,995	74,891	231,846	214,141
Other operating expenses	555,944	866,249	1,569,986	2,182,452
Total operating expenses	12,803,933	11,244,082	36,984,286	32,787,439

Net investment income	25,665,057	24,254,967	71,669,157	74,464,782

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(763,617)	5,735,352	(4,490,140)	(3,714,114)
Investments in companies 5% to 25% owned	102,392	395	417,446	1,185
Investments in companies more than 25% owned	-	-	79,742	19,167
Net realized gain (loss)	(661,225)	5,735,747	(3,992,952)	(3,693,762)

Change in net unrealized appreciation/depreciation	869,981	(7,621,948)	53,816	28,123
Net realized and unrealized gain (loss)	208,756	(1,886,201)	(3,939,136)	(3,665,639)

Net increase in net assets from operations	25,873,813	22,368,766	67,730,021	70,799,143

Gain on repurchase of Series A preferred interests	-	-	-	1,675,000
Dividends on Series A preferred equity facility	-	(460,836)	-	(1,251,930)
Net change in accumulated dividends on Series A preferred equity facility	-	398,541	-	497,790
Distributions of incentive allocation to the General Partner from: Net investment income	(5,133,010)	(4,838,534)	(14,333,831)	(14,742,130)

Net increase in net assets applicable to common shareholders resulting from operations	$20,740,803	$17,467,937	$53,396,190	$56,977,873

Basic and diluted earnings per common share	$0.39	$0.36	$1.06	$1.17

Basic and diluted weighted average common shares outstanding	52,736,835	48,957,567	50,245,035	48,858,263

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital	Accumulated Net Investment	Accumulated Net Realized	Accumulated Net Unrealized	Total Net
	Shares	Par Amount	in Excess of Par	Income	Losses	Depreciation	Assets
Balance at December 31, 2014	48,710,627	$48,710	$877,103,880	$21,884,381	$(126,408,033)	$(41,499,910)	$731,129,028

Issuance of common stock from at the market offerings, net	248,614	249	3,945,817	-	-	-	3,946,066
Issuance of common stock from dividend reinvestment plan	555	-	8,116	-	-	-	8,116
Repurchase of common stock	(125,062)	(125)	(1,797,751)				(1,797,876)
Gain on repurchase of Series A preferred interests	-	-	-	-	1,675,000	-	1,675,000
Net investment income	-	-	-	100,502,812	-	-	100,502,812
Net realized and unrealized loss	-	-	-	-	(17,671,648)	(4,733,463)	(22,405,111)
Dividends on Series A preferred equity facility	-	-	-	(754,140)	-	-	(754,140)
General Partner incentive allocation	-	-	-	(19,949,734)	-	-	(19,949,734)
Regular dividends paid to common shareholders	-	-	-	(70,377,144)	-	-	(70,377,144)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(876,706)	(9,044,382)	9,921,088	-	-
Balance at December 31, 2015	48,834,734	$48,834	$878,383,356	$22,261,793	$(132,483,593)	$(46,233,373)	$721,977,017

Issuance of common stock in public offering, net	2,336,552	2,337	34,956,233	-	-	-	34,958,570
Issuance of common stock from conversion of convertible debt	2,011,900	2,012	30,216,726	-	-	-	30,218,738
Issuance of common stock from dividend reinvestment plan	461	-	7,147	-	-	-	7,147
Issuance of convertible debt	-	-	3,309,596	-	-	-	3,309,596
Repurchase of common stock	(141,896)	(141)	(1,879,407)	-	-	-	(1,879,548)
Net investment income	-	-	-	71,669,157	-	-	71,669,157
Net realized and unrealized loss	-	-	-	-	(3,992,952)	53,816	(3,939,136)
General Partner incentive allocation	-	-	-	(14,333,831)	-	-	(14,333,831)
Regular dividends paid to common shareholders	-	-	-	(54,880,168)	-	-	(54,880,168)
Balance at September 30, 2016	53,041,751	$53,042	$944,993,651	$24,716,951	$(136,476,545)	$(46,179,557)	$787,107,542

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$53,396,190	$56,977,873
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in
operating activities:
Net realized loss	3,992,952	3,693,762
Change in net unrealized appreciation/depreciation of investments	121,178	(374,026)
Gain on repurchase of Series A preferred interests	-	(1,675,000)
Dividends paid on Series A preferred equity facility	-	1,251,930
Net change in accumulated dividends on Series A preferred equity facility	-	(497,790)
Net amortization of investment discounts and premiums	(9,263,325)	(9,252,856)
Amortization of original issue discount on convertible debt	361,750	308,402
Interest and dividend income paid in kind	(5,209,391)	(4,854,335)
Amortization of deferred debt issuance costs	1,947,472	1,623,333
Accrued interest on convertible debt at conversion	218,738	-
Changes in assets and liabilities:
Purchases of investment securities	(374,607,255)	(418,493,733)
Proceeds from sales, maturities and pay downs of investments	294,224,143	305,505,796
Increase in accrued interest income - companies less than 5% owned	(2,224,606)	(4,039,131)
Increase in accrued interest income - companies 5% to 25% owned	(295,458)	(496,698)
Decrease in accrued interest income - companies more than 25% owned	13,311	10,957
Decrease (increase) in receivable for investments sold	(6,306,581)	8,991,647
Decrease in prepaid expenses and other assets	909,421	795,661
Increase in payable for investments purchased	2,725,929	5,798,002
Increase (decrease) in incentive allocation payable	(74,596)	535,494
Increase in interest payable	1,608,964	2,069,047
Increase in payable to the Advisor	369,532	271,345
Decrease in accrued expenses and other liabilities	(540,927)	(584,783)
Net cash used in operating activities	(38,632,559)	(52,435,104)

Financing activities
Borrowings	503,700,000	415,300,000
Repayments of debt	(503,500,000)	(169,000,000)
Payments of debt issuance costs	(4,529,350)	(3,766,618)
Repurchase of Series A preferred interests	-	(132,325,000)
Dividends paid on Series A preferred equity facility	-	(1,251,930)
Regular dividends paid to common shareholders	(54,880,168)	(52,786,506)
Repurchase of common shares	(1,879,548)	(372,843)
Proceeds from issuance of convertible debt	170,000,000	-
Proceeds from shares issued in connection with dividend reinvestment plan	7,147	6,012
Proceeds from common shares sold, net of underwriting and offering costs	34,958,570	3,946,066
Net cash provided by financing activities	143,876,651	59,749,181

Net increase in cash and cash equivalents	105,244,092	7,314,077
Cash and cash equivalents at beginning of period	35,629,435	27,268,792
Cash and cash equivalents at end of period	$140,873,527	$34,582,869

Supplemental cash flow information
Interest payments	$12,768,481	$8,110,934
Excise tax payments	$877,879	$877,879

Non-cash transactions
Conversion of convertible debt	$30,218,738	$-
See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

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

The general partner of the Operating Company is SVOF/MM, LLC, which also serves as the administrator of both the Company and the Operating Company (the “Administrator” or the “General Partner”). The managing member of the General Partner is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, the Operating Company, TCPC Funding, and the SBIC. Most of the equity interests in the General Partner are owned directly or indirectly by the Advisor and its employees.

Company management consists of the Advisor and the Company’s board of directors. Operating Company management consists of the General Partner and the Operating Company’s board of directors. The Advisor and the General Partner direct and execute the day-to-day operations of the Company and the Operating Company, respectively, subject to oversight from the respective board of directors, which sets the broad policies of the respective entity and performs certain functions required by the 1940 Act in the case of the Operating Company. The board of directors of the Operating Company has delegated investment management of the Operating Company’s assets to the Advisor. Each board of directors consists of six persons, four of whom are independent.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016

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

Investment Valuation

The Company’s investments are generally held by the Operating Company, either directly or through either TCPC Funding or the SBIC. Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the board of directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least quarterly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Advisor which in the aggregate comprise less than 5% of the capitalization of the Operating Company. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the board of directors or, for investments aggregating less than 5% of the total capitalization of the Operating Company, using valuations determined directly by the Advisor. Such valuations are determined under a documented valuation policy that has been reviewed and approved by the board of directors.

Pursuant to this policy, the Advisor provides recent portfolio company financial statements and other reporting materials to independent valuation firms as applicable, which firms evaluate such materials along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor. The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of the investments in good faith based on the input of the Advisor, the respective independent valuation firms as applicable, and the audit committee of the board of directors.

Generally, to increase objectivity in valuing the investments, the Advisor will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Advisor’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

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

September 30, 2016
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

At September 30, 2016, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$-
2	Other direct and indirect observable market inputs *	25,216,828	91,523,106	-
3	Independent third-party valuation sources that employ significant unobservable inputs	1,033,851,938	70,440,958	53,494,113
3	Advisor valuations with significant unobservable inputs	149,458	-	1,753,491
Total		$1,059,218,224	$161,964,064	$55,247,604

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2016 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$801,891,666	Income approach	Discount rate	7.5% – 19.3% (12.0%)
	131,813,913	Market quotations	Indicative bid/ask quotes	1 – 5(2)
	48,698,938	Market comparable companies	Revenue multiples	0.4x – 4.0x(2.4x)
	51,596,879	Market comparable companies	EBITDA multiples	5.0x – 11.5x(6.9x)
Other Corporate Debt	61,172,958	Market quotations	Indicative bid/ask quotes	1 – 2(1)
	9,268,000	Market comparable companies	EBITDA multiples	7.8x(7.8x)
Equity	6,785,350	Income approach	Discount rate	5.3% – 26.2% (5.8%)
	27,675,630	Market quotations	Indicative bid/ask quotes	1(1)
	4,564,588	Market comparable companies	Revenue multiples	0.4x – 7.8x(5.3x)
	16,222,036	Market comparable companies	EBITDA multiples	6.4x – 11.5x(7.6x)
$1,159,689,958

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$986,374,365	$108,247,783	$53,064,896
Net realized and unrealized gains (losses)	185,985	1,148,520	(1,782,745)
Acquisitions *	143,164,985	7,310,415	5,540,103
Dispositions	(102,376,236)	-	(3,007,459)
Transfers out of Level 3 †	-	(46,265,760)	-
Transfers into Level 3 ‡	6,502,839	-	-
Reclassifications within Level 3 §	-	-	(320,682)
Ending balance	$1,033,851,938	$70,440,958	$53,494,113

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,587,265	$1,148,520	$(1,782,745)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of two investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of one investment that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$146,365	$-	$1,855,336
Net realized and unrealized gains (losses)	3,093	-	(319,764)
Dispositions	-	-	(102,763)
Reclassifications within Level 3 *	-	-	320,682
Ending balance	$149,458	$-	$1,753,491

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,093	$-	(420,896)

*	Comprised of one investment that reclassified from Independent Third-Party Valuation

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

There were no transfers between Level 1 and 2 during the three months ended September 30, 2016.

Changes in investments categorized as Level 3 during the nine months ended September 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	4,677,005	(1,665,010)	(5,662,544)
Acquisitions *	324,878,794	23,280,718	19,764,729
Dispositions	(249,281,514)	-	(10,238,452)
Transfers out of Level 3 †	(5,492,400)	(46,265,760)	-
Transfers into Level 3 ‡	51,102,716	5,776,480	-
Reclassifications within Level 3 §	-	-	(325,743)
Ending balance	$1,033,851,938	$70,440,958	$53,494,113

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,944,054	$(1,665,010)	$(5,637,217)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of three investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of six investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of two investments that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$-	$2,428,217
Net realized and unrealized gains (losses)	(923,349)	-	(582,896)
Acquisitions *	1,050,297	-	243
Dispositions	(1,101,994)	-	(417,816)
Reclassifications within Level 3 †	-	-	325,743
Ending balance	$149,458	$-	$1,753,491

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(881,282)	$-	$(999,280)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of two investments that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2016.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

At December 31, 2015, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$-	$-	$-
2	Other direct and indirect observable market inputs *	92,311,257	39,817,757	-
3	Independent third-party valuation sources that employ significant unobservable inputs	907,967,337	89,314,530	49,956,123
3	Advisor valuations with significant unobservable inputs	1,124,504	-	2,428,217
Total		$1,001,403,098	$129,132,287	$52,384,340

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2015 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$715,701,737	Income approach	Discount rate	4.2% – 18.9% (11.8%)
	140,033,088	Market quotations	Indicative bid/ask quotes	1 – 5(1)
	36,550,712	Market comparable companies	Revenue multiples	0.3x – 4.5x(2.2x)
	16,806,304	Market comparable companies	EBITDA multiples	3.3x – 11.5x(7.8x)
Other Corporate Debt	80,046,530	Market quotations	Indicative bid/ask quotes	1(1)
	9,268,000	Market comparable companies	EBITDA multiples	7.3x(7.3x)
Equity	7,908,649	Income approach	Discount rate	5.9% – 26.2% (8.0%)
	15,827,563	Market quotations	Indicative bid/ask quotes	1 – 2(1)
	3,212,249	Market comparable companies	Revenue multiples	0.3x – 6.0x(3.2x)
	25,435,879	Market comparable companies	EBITDA multiples	4.4x – 11.5x(6.8x)
$1,050,790,711

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016

2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$908,884,909	$96,136,194	$38,634,245
Net realized and unrealized gains (losses)	(3,214,866)	(1,285,320)	6,167,397
Acquisitions *	111,630,494	-	2,750,607
Dispositions	(30,596,992)	-	(8,497,163)
Reclassifications within Level 3 †	(289,132)‡	-	-
Ending balance	$986,414,413	$94,850,874	$39,055,086

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,862,003)	$(1,285,320)	$4,284,045

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that reclassified from Advisor Valuation
‡	Negative balance relates to an unfunded commitment that was acquired and valued at a discount

	Advisor Valuation
	Bank Debt		Other Corporate Debt	Equity Securities
Beginning balance	$(383,918	)‡	$-	$2,455,417
Net realized and unrealized gains (losses)	149,870		-	(26,540)
Acquisitions *	1,076,312		-	-
Dispositions	(6,893)		-	(1,217)
Reclassifications within Level 3 †	289,132		-	-
Ending balance	$1,124,503		$-	$2,427,660

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$149,870		$-	$201,750

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that reclassified to Independent Third-Party Valuation
‡	Negative balance relates to an unfunded commitment that was acquired and valued at a discount

There were no transfers between Level 1 and 2 during the three months ended September 30, 2015.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2015 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$840,538,179	$56,621,975	$30,618,142
Net realized and unrealized gains (losses)	(14,665,802)	897,833	13,506,731
Acquisitions *	406,576,197	300,149	5,266,261
Dispositions	(223,620,986)	(2,516,390)	(10,336,048)
Transfers out of Level 3 †	(36,143,175)	(16,311,095)	-
Transfers into Level 3 ‡	13,730,000	51,247,224	-
Reclassifications within Level 3 §	-	4,611,178	-
Ending balance	$986,414,413	$94,850,874	$39,055,086

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(11,815,486)	$841,634	$7,600,170

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of five investments that transferred to Level 2 due to increased observable market activity
‡	Comprised of three investments that transferred from Level 2 due to reduced trading volumes
§	Comprised of one investment that reclassified from Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$-	$4,611,178	$2,324,629
Net realized and unrealized gains (losses)	134,445	-	104,248
Acquisitions *	1,725,243	-	-
Dispositions	(735,185)	-	(1,217)
Reclassifications within Level 3 †	-	(4,611,178)	-
Ending balance	$1,124,503	$-	$2,427,660

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$134,445	$-	$332,538

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that reclassified to Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2015.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.2% and 1.4% of total investments at September 30, 2016 and December 31, 2015, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2016 and December 31, 2015 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Operating Company has entered into certain swap and option transactions. All derivatives are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. The transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. The Company was required under the terms of its swap agreement to pledge assets as collateral to secure its obligation. As of September 30, 2016, $0.5 million of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the nine months ended September 30, 2016, the Company entered into a GBP put option with a notional amount of £2.7 million. During the nine months ended September 30, 2016, the Company’s interest rate cap with a notional amount of $25.0 million expired and the Company exited its cross currency basis swap with a notional amount of $16.4 million. The put option is reported in the Consolidated Statements of Assets and Liabilities as options.  Gains and losses from derivatives during the nine months ended September 30, 2016 were included in net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$-	$460,972
Cross currency basis swap	2,746,072	(3,229,442)
Interest rate cap	(51,750)	51,750

The Company did not enter into any new derivative transactions during the nine months ended September 30, 2015. At September 30, 2015, the Company held an interest rate cap with a notional amount of $25.0 million and a cross currency basis swap with a notional amount of $16.4 million. The interest rate cap and the cross currency basis swap are reported in the Consolidated Statements of Assets and Liabilities as options and unrealized appreciation on swaps, respectively. Gains and losses from derivatives during the nine months ended September 30, 2015 were included in net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$-	$1,151,138
Interest rate cap	-	(497)

Valuations of derivatives held at September 30, 2016 and 2015 were determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Costs of approximately $4.1 million were incurred in September 2016 in connection with placing the Company’s unsecured convertible notes (see Note 4). Costs of approximately $1.8 million were incurred during 2015 in connection with the extension of the Operating Company’s credit facility (see Note 4). Costs of approximately $1.9 million were incurred during 2015 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4). Costs of approximately $0.5 million and $0.4 million were incurred during the nine months ended September 30, 2016 and year ended December 31, 2015, respectively, in connection with placing the SBA Debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

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

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Operating Company, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of September 30, 2016, all tax years of the Company, the Operating Company, TCPC Funding and the SBIC since January 1, 2012 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Operating Company’s investments (including derivatives) for U.S. federal income tax purposes at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Unrealized appreciation	$27,311,608	$30,920,149
Unrealized depreciation	(73,322,123)	(79,759,600)
Net unrealized depreciation	$(46,010,515)	$(48,839,451)

Cost	$1,322,901,379	$1,231,759,176

Recent Accounting Pronouncements

During the first quarter of 2016, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis. In particular, the new pronouncement changed the manner in which a reporting entity evaluates whether 1) an entity is a variable interest entity (“VIE”), 2) fees paid to decision makers or service providers are variable interests in a VIE, and 3) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. The pronouncement also introduced a separate consolidation analysis specific to limited partnerships and similar entities. ASU 2015-02 also eliminated the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015.  Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs resulted in the reclassification of certain debt issuance costs related to the Term Loan, convertible notes and SBA Debentures (as defined in Note 4) from deferred debt issuance costs to debt in the Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, $8.0 million and $4.2 million in debt issuance costs, respectively, were included in debt in the Consolidated Statements of Assets and Liabilities.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
2. Summary of Significant Accounting Policies (continued)

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The more significant changes to the current GAAP model resulting from ASU 2016-01 include 1) elimination of the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, 2) requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and 3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company does not expect adoption of this pronouncement to have a material impact on its consolidated financial statements.

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. The General Partner’s equity interest in the Operating Company is comprised entirely of such reserve amount, if any. As of September 30, 2016 and December 31, 2015, no such reserve was accrued.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
3. Management Fees, Incentive Compensation and Other Expenses (continued)

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”), convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), amounts outstanding under a term loan issued by the Operating Company (the “Term Loan”), amounts outstanding under a senior secured revolving credit facility issued by the Operating Company (the “SVCP Revolver” and together with the Term Loan, the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), debentures guaranteed by the SBA (the “SBA Debentures”), and, prior to the repurchase and retirement of remaining interests on September 3, 2015, amounts outstanding under a preferred equity facility issued by the Operating Company (the “Preferred Interests”). From April 18, 2016 through its conversion to common equity on June 7, 2016, leverage also included a privately placed convertible senior unsecured note due April 2021 issued by the Company (the “CNO Note”).

Total leverage outstanding and available at September 30, 2016 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50	%†	$-	$116,000,000	$116,000,000
Term Loan	2018	L+2.50	%†	100,500,000	-	100,500,000
2019 Convertible Notes ($108 million par)	2019	5.25%		106,436,711	-	106,436,711
2022 Convertible Notes ($140 million par)	2022	4.625%		136,725,763	-	136,725,763
TCPC Funding Facility	2020	L+2.50	%‡	235,000,000	115,000,000	350,000,000
SBA Debentures	2024-2026	2.58	%§	61,000,000	14,000,000	75,000,000	**
Total leverage				639,662,474	$245,000,000	$884,662,474
Unamortized issuance costs				(7,960,812)
Debt, net of unamortized issuance costs				$631,701,662

*	Except for the convertible notes, all carrying values are the same as the principal amounts outstanding.
†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
‡	Or L+2.25% subject to certain funding requirements
§	Weighted-average interest rate, excluding fees of 0.36%
**	Total capacity increased to $150.0 million on October 13, 2016.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
4. Leverage (continued)

Total leverage outstanding and available at December 31, 2015 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%†	$24,000,000	$92,000,000	$116,000,000
Term Loan	2018	L+1.75	%†	100,500,000	-	100,500,000
2019 Convertible Notes ($108 million par)	2019	5.25%		106,110,321	-	106,110,321
TCPC Funding Facility	2020	L+2.50	%‡	229,000,000	121,000,000	350,000,000
SBA Debentures	2024-2025	2.81	%§	42,800,000	32,200,000	75,000,000	**
Total leverage				502,410,321	$245,200,000	$747,610,321
Unamortized issuance costs				(4,204,850)
Debt, net of unamortized issuance costs				$498,205,471

*	Except for the convertible notes, all carrying values are the same as the principal amounts outstanding.
†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
‡	Or L+2.25% subject to certain funding requirements
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

The combined weighted-average interest rates on total leverage outstanding at September 30, 2016 and December 31, 2015 were 3.80% and 3.20%, respectively.

Total expenses related to debt include:

	Nine Months Ended September 30,
	2016	2015
Interest expense	$14,739,195	$10,488,383
Amortization of deferred debt issuance costs	1,947,472	1,623,333
Commitment fees	891,192	919,649
Total	$17,577,859	$13,031,365

Amounts outstanding under the SVCP Facility, the TCPC Funding Facility, the convertible notes and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2016, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes and the 2022 Convertible Notes had estimated fair values of $115.2 million and $141.6 million, respectively. The estimated fair values of the SVCP Facility, the TCPC Funding Facility, the convertible notes and the SBA Debentures are determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. At September 30, 2016, the fair values of the SVCP Facility, the TCPC Funding Facility, the convertible notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
4. Leverage (continued)

Convertible Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At September 30, 2016, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

Prior to the close of business on the business day immediately preceding June 15, 2019, holders may convert their 2019 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the 2019 Convertible Notes. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding December 15, 2019, holders may convert their 2019 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the indenture.

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At September 30, 2016, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

Prior to the close of business on the business day immediately preceding September 1, 2021, holders may convert their 2022 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the 2022 Convertible Notes. On or after September 1, 2021 until the close of business on the scheduled trading day immediately preceding March 1, 2022, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the indenture.

The 2019 Convertible Notes and 2022 Convertible Notes are accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any of the 2019 Convertible Notes or the 2022 Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. The Company has determined that the embedded conversion options in the 2019 Convertible Notes and 2022 Convertible Notes are not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2019 Convertible Notes were approximately 97.7% and 2.3%, respectively. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively.

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of September 30, 2016 and December 31, 2015, the components of the carrying value of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	September 30, 2016		December 31, 2015
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	N/A
Original issue discount, net of accretion	(1,563,289)	(3,274,237)	(1,889,679)	N/A
Carrying value of debt	$106,436,711	$136,725,763	$106,110,321	N/A

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
4. Leverage (continued)

For the nine months ended September 30, 2016 and 2015, the components of interest expense for the convertible notes were as follows:

	Nine Months Ended September 30,
	2016		2015
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$4,252,500	$431,667	$4,252,500	N/A
Amortization of original issue discount	326,391	35,359	308,402	N/A
Total interest expense	$4,578,891	$467,026	$4,560,902	N/A

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the nine months ended September 30, 2016. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125 % for the nine months ended September 30, 2016.

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

Advances under the SVCP Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bore interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Operating Company fail to satisfy certain financial or other covenants. As of September 30, 2016, the Operating Company was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
4. Leverage (continued)

SBA Debentures

As of September 30, 2016 the SBIC was able to issue up to $75.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. On October 13, 2016, the SBIC received an additional $75.0 million commitment from the SBA for a total of commitment of $150.0 million. As of September 30, 2016, the Operating Company had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2016 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate	SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%	0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%	0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%	0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%	0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%	0.36%
		$61,000,000	2.58%*
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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2016, TCPC Funding was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2016 and December 31, 2015 as follow:

		Unfunded Balances
Issuer	Maturity	September 30, 2016	December 31, 2015
AGY Holding Corp.	9/15/2018	$1,049,146	$	N/A
AP Gaming I, LLC	12/20/2018	12,500,000		12,500,000
Acrisure, LLC	11/19/2022	N/A		1,351,596
Alpheus Communications, LLC	5/31/2018	357,419		1,072,256
Anuvia Plant Nutrients Holdings, LLC (VitAG)	2/1/2018	N/A		4,300,000
Asset International, Inc.	7/31/2020	3,068,650		565,544
Bisnow, LLC	4/29/2021	1,200,000		N/A
BlackLine Systems, Inc.	9/25/2018	3,740,693		N/A
Cargojet Airways, LTD.	1/31/2023	N/A		14,457,306
Central MN Renewables, LLC	1/16/2016	N/A		2,100,000
Daymark Financial Acceptance, LLC	1/12/2020	N/A		20,000,000
Edmentum, Inc.	6/9/2020	3,368,586		3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000		7,500,000
Essex Ocean, LLC	3/25/2019	N/A		22,008,557
Fidelis Acquisitionco, LLC	11/4/2019	N/A		1,909,286
Globecomm Systems, Inc.	12/11/2018	800,000		N/A
Hylan Datacom & Electrical, LLC	7/25/2016	4,991,956		N/A
InMobi, Inc.	9/1/2018	7,500,000		9,354,959
Marketo, Inc.	8/16/2016	1,704,545		N/A
MediMedia USA, Inc.	5/20/2018	N/A		4,293,500
Mesa Air Group, Inc.	7/15/2022	N/A		13,575,000
Nanosys, Inc.	4/1/19	3,000,000		N/A
Redaptive, Inc.	7/1/2018	15,000,000		15,000,000
RM OpCo, LLC (Real Mex)	3/30/2018	N/A		440,774
Utilidata, Inc.	1/1/2019	N/A		4,800,000
Vistronix, LLC	12/4/2018	N/A		205,558
Waterfall International, Inc.	9/1/2018	N/A		3,200,000
Total Unfunded Balances		$62,280,995		$142,002,922

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
6. Related Party Transactions

The Company, the Operating Company, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Operating Company advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2016 and December 31, 2015, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and the Operating Company and receives reimbursement from the Company and the Operating Company. At September 30, 2016 and December 31, 2015, amounts reimbursable to the Advisor totaled $0.9 million and $0.5 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Operating Company (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Operating Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Operating Company. For the nine months ended September 30, 2016 and 2015, expenses allocated pursuant to the Administration Agreements totaled $1.2 million and $1.1 million, respectively.

On November 25, 2014, the Company and the Operating Company obtained an exemptive order (the “Exemptive Order”) from the Securities and Exchange Commission permitting the Company and Operating Company to purchase certain investments from affiliated investment companies at fair value. The Exemptive Order exempts the Company and the Operating Company from provisions of Sections 17(a) and 57(a) of the 1940 Act which would otherwise restrict such transfers. All such purchases are subject to the conditions set forth in the Exemptive Order, which among others include certain procedures to verify that each purchase is done at the current fair value of the respective investment. During the nine months ended September 30, 2016 and 2015, the Company purchased approximately $0.0 million and $94.5 million, respectively, of investments from affiliates (as defined in the 1940 Act), which were classified as Level 2 in the GAAP valuation hierarchy at the time of the transfer. The selling party has no continuing involvement in the transferred assets. All of the transfers were consummated in accordance with the provisions of the Exemptive Order and were accounted for as a purchase in accordance with ASC 860, Transfers and Servicing.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2016.

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	461	$15.50	*	$7,147
Shares issued from conversion of convertible debt †	2,011,900	15.02		-
July 13, 2016 registered direct public offering	2,336,552	15.09		34,958,570

*	Weighted-average price per share
†	Shares issued in connection with the full conversion of the CNO Note

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2016:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2016	March 17, 2016	March 31, 2016	Regular	$0.36	$17,530,963
May 10, 2016	June 16, 2016	June 30, 2016	Regular	0.36	18,254,229
August 9, 2016	September 16, 2016	September 30, 2016	Regular	0.36	19,094,976
				$1.08	$54,880,168

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2015:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 10, 2015	March 19, 2015	March 31, 2015	Regular	$0.36	$17,535,826
May 7, 2015	June 16, 2015	June 30, 2015	Regular	0.36	17,625,370
August 6, 2015	September 16, 2015	September 30, 2015	Regular	0.36	17,625,310
				$1.08	$52,786,506

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
7. Stockholders’ Equity and Dividends (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on August 3, 2016, to be in effect through the earlier of two trading days after the Company’s third quarter 2016 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. On November 2, 2016, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2016 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2016.

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	141,896	$13.25	*	$1,879,548

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period.  Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net increase in net assets applicable to common shareholders resulting from operations	$53,396,190	$56,977,873
Weighted average shares outstanding	50,245,035	48,858,263
Earnings per share	$1.06	$1.17

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
9. Subsequent Events

On October 13, 2016, the SBIC received an additional $75.0 million commitment from the SBA, increasing its total commitment to $150.0 million.

On November 2, 2016, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2016 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 8, 2016, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 30, 2016 to stockholders of record as of the close of business on December 16, 2016.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
10. Financial Highlights

	Nine Months Ended September 30,
	2016	2015

Per Common Share
Per share NAV at beginning of period	$14.78	$15.01

Investment operations:
Net investment income	1.43	1.52
Net realized and unrealized losses	(0.08)	(0.07)
Dividends on Series A preferred equity facility	-	(0.01)
Incentive allocation reserve and distributions	(0.29)	(0.30)
Total from investment operations	1.06	1.14

Issuance of common stock	0.02	-
Issuance of convertible debt	0.06	-
Repurchase of Series A preferred interests	-	0.03
Distributions to common shareholders from:
Net investment income	(1.08)	(1.08)
Per share NAV at end of period	$14.84	$15.10

Per share market price at end of period	$16.38	$13.56

Total return based on market value (1), (2)	25.3%	(12.8%)
Total return based on net asset value (1), (3)	7.7%	7.8%

Shares outstanding at end of period	53,041,751	48,934,498

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2016
10. Financial Highlights (continued)

	Nine Months Ended September 30,
	2016	2015

Ratios to average common equity: (4), (5)
Net investment income (6)	10.2%	11.5%
Expenses	6.6%	5.9%
Expenses and incentive allocation (7)	8.5%	7.9%

Ending common shareholder equity	$787,107,542	$738,899,630
Portfolio turnover rate	23.8%	25.3%
Weighted-average leverage outstanding (8)	$528,593,078	$505,921,876
Weighted-average interest rate on leverage (9)	3.7%	3.0%
Weighted-average number of common shares	50,245,035	48,858,263
Average leverage per share (8)	$10.52	$10.35

(1)	Not annualized.
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

(4)	Annualized, except for incentive allocation.
(5)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.
(6)	Net of incentive allocation.
(7)	Includes incentive allocation payable to the General Partner and all Company expenses.
(8)	Includes both debt and preferred leverage.
(9)	Includes dividends on the preferred leverage facility.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates (1)  (Unaudited)

Nine Months Ended September 30, 2016

Security	Dividends or Interest (2)	Fair Value at December 31, 2015	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2016

36th Street Capital Partners Holdings, LLC, Membership Units	$-	$225,000	$5,582,051	$(62,445)	$5,744,606
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	1,194,755	900,000	23,280,718	-	24,180,718
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	764,610	9,268,000	-	-	9,268,000
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	444,756	4,869,577	-	-	4,869,577
Anacomp, Inc., Class A Common Stock	-	1,581,964	-	(188,329)	1,393,635
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,019,534	11,343,490	999,957	(117,815)	12,225,632
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	175,251	2,612,408	172,036	-	2,784,444
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	51,210	-	2,762,241	(2,762,241)	-
Edmentum Ultimate Holdings, LLC, Class A Common Units	-	680,218	-	-	680,218
EPMC HoldCo, LLC, Membership Units	-	682,614	102,392	(574,971)	210,035
Essex Ocean II, LLC, Membership Units	-	200,686	59,668	(87,449)	172,905
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	986,959	14,256,233	561,807	(300,720)	14,517,320
KAGY Holding Company, Inc., Series A Preferred Stock	-	6,118,515	45,967	(975,138)	5,189,344
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	631,560	25,000,000	89,833	(4,384,889)	20,704,944
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	1,004	-	4,000,000	-	4,000,000
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,554	318,980	-	(318,980)	-
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	11,822	570,303	-	(570,303)	-
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	2,322	115,617	-	(115,617)	-
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	5,109	237,494	-	(237,494)	-
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	7,829	342,734	-	(342,734)	-
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,463	369,162	-	(369,162)	-
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	8,365	365,197	-	(365,197)	-
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,537	372,392	-	(372,392)	-
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	8,708	379,522	-	(379,522)	-
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	9,289	403,869	-	(403,869)	-
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	9,028	393,115	-	(393,115)	-
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	4,636	218,321	-	(218,321)	-
N913DL Equipment Trust Beneficial Interests	494,813	107,501	375	(107,876)	-
N918DL Equipment Trust Beneficial Interests	8,483	127,662	89,515	(217,177)	-
N954DL Equipment Trust Beneficial Interests	8,743	77,850	17,496	(95,346)	-
N955DL Equipment Trust Beneficial Interests	8,278	108,100	2,433	(110,533)	-
N956DL Equipment Trust Beneficial Interests	8,362	104,478	2,571	(107,049)	-
N957DL Equipment Trust Beneficial Interests	8,249	105,329	2,637	(107,966)	-
N959DL Equipment Trust Beneficial Interests	8,139	106,203	2,702	(108,905)	-
N960DL Equipment Trust Beneficial Interests	7,785	105,937	3,088	(109,025)	-
N961DL Equipment Trust Beneficial Interests	7,976	101,487	3,159	(104,646)	-
N976DL Equipment Trust Beneficial Interests	8,635	100,793	755	(101,548)	-
RM Holdco, LLC, Equity Participation	-	-	-	-	-
RM Holdco, LLC, Membership Units	220,401	-	-	-	-
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	241,801	3,719,155	1,145,458	-	4,864,613
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	595,894	4,490,993	925,943	(1,435,210)	3,981,726
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	187,667	2,797,956	187,003	-	2,984,959
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	123,278	1,783,036	122,855	(3,684)	1,902,207
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	170,715	2,188,233	1,234,368	-	3,422,601
United N659UA-767, LLC (N659UA)	416,216	3,368,599	448,126	(528,675)	3,288,050
United N661UA-767, LLC (N661UA)	511,189	3,294,024	635,980	(605,609)	3,324,395
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	-	4,198,500	-	(2,198,500)	2,000,000

Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1) The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers’
   voting securities.
(2) Also includes fee and lease income as applicable.
(3) Acquisitions include new purchases, PIK income, amortization of original issue and market discounts and net unrealized appreciation.
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

 Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers’ voting securities.

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

September 30, 2016

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

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities (Unaudited)

September 30, 2016

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$-	$1,144,719,963	$-	$1,144,719,963
Companies 5% to 25% owned	-	68,900,676	-	68,900,676
Companies more than 25% owned	-	62,809,253	-	62,809,253
Investment in subsidiary	1,026,886,283	-	(1,026,886,283)	-
Total investments	1,026,886,283	1,276,429,892	(1,026,886,283)	1,276,429,892

Cash and cash equivalents	-	140,873,527	-	140,873,527
Receivable for investments sold	-	6,306,581	-	6,306,581
Accrued interest income	-	12,119,817	-	12,119,817
Deferred debt issuance costs	-	4,216,157	-	4,216,157
Options	-	460,972	-	460,972
Prepaid expenses and other assets	661,170	760,453	-	1,421,623
Total assets	1,027,547,453	1,441,167,399	(1,026,886,283)	1,441,828,569

Liabilities
Debt, net of unamortized issuance costs	237,256,886	394,444,776	-	631,701,662
Payable for investment securities purchased	-	9,151,343	-	9,151,343
Incentive allocation payable	-	5,133,010	-	5,133,010
Interest payable	2,097,083	2,423,138	-	4,520,221
Payable to the Advisor	411,988	465,878	-	877,866
Accrued expenses and other liabilities	673,954	2,662,971	-	3,336,925
Total liabilities	240,439,911	414,281,116	-	654,721,027

Net assets	$787,107,542	$1,026,886,283	$(1,026,886,283)	$787,107,542

Composition of net assets
Common stock	$53,042	$-	$-	$53,042
Additional paid-in capital	944,993,651	1,180,024,317	(1,180,024,317)	944,993,651
Accumulated deficit	(157,939,151)	(153,138,034)	153,138,034	(157,939,151)
Net assets	$787,107,542	$1,026,886,283	$(1,026,886,283)	$787,107,542

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2015

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$-	$1,099,208,475	$-	$1,099,208,475
Companies 5% to 25% owned	-	69,008,931	-	69,008,931
Companies more than 25% owned	-	14,702,319	-	14,702,319
Investment in subsidiary	827,455,601	-	(827,455,601)	-
Total investments	827,455,601	1,182,919,725	(827,455,601)	1,182,919,725
Cash and cash equivalents	-	35,629,435	-	35,629,435
Deferred debt issuance costs	-	5,390,241	-	5,390,241
Accrued interest income	-	9,613,064	-	9,613,064
Unrealized appreciation on swaps	-	3,229,442	-	3,229,442
Prepaid expenses and other assets	283,913	2,047,131	-	2,331,044
Total assets	827,739,514	1,238,829,038	(827,455,601)	1,239,112,951

Liabilities
Debt	103,738,064	394,467,407	-	498,205,471
Payable for investment securities purchased	-	6,425,414	-	6,425,414
Incentive allocation payable	-	5,207,606	-	5,207,606
Interest payable	247,916	2,663,341	-	2,911,257
Payable to the Advisor	247,574	260,760	-	508,334
Accrued expenses and other liabilities	1,528,943	2,348,909	-	3,877,852
Total liabilities	105,762,497	411,373,437	-	517,135,934

Net assets	$721,977,017	$827,455,601	$(827,455,601)	$721,977,017

Composition of net assets
Common stock	$48,834	$-	$-	$48,834
Additional paid-in capital	878,383,356	981,033,295	(981,033,295)	878,383,356
Accumulated deficit	(156,455,173)	(153,577,694)	153,577,694	(156,455,173)
Net assets	$721,977,017	$827,455,601	$(827,455,601)	$721,977,017

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2016

		Special Value
	TCP	Continuation		TCP
	Capital Corp.	Partners, LP		Capital Corp.
	Standalone	Consolidated	Eliminations	Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$99,016,633	$-	$99,016,633
Companies 5% to 25% owned	-	4,982,075	-	4,982,075
Companies more than 25% owned	-	1,915,981	-	1,915,981
Lease income:
Companies more than 25% owned	-	1,496,869	-	1,496,869
Other income:
Companies less than 5% owned	-	1,241,885	-	1,241,885
Total investment income	-	108,653,443	-	108,653,443

Operating expenses
Interest and other debt expenses	5,819,334	11,758,525	-	17,577,859
Management and advisory fees	-	13,976,545	-	13,976,545
Legal fees, professional fees and due diligence expenses	973,172	811,002	-	1,784,174
Administration expenses	-	1,267,815	-	1,267,815
Director fees	97,295	198,191	-	295,486
Insurance expense	90,345	190,230	-	280,575
Custody fees	2,625	229,221	-	231,846
Other operating expenses	708,438	861,548	-	1,569,986
Total expenses	7,691,209	29,293,077	-	36,984,286

Net investment income (loss)	(7,691,209)	79,360,366	-	71,669,157

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	-	(4,490,140)	-	(4,490,140)
Investments in companies 5% to 25% owned	-	417,446	-	417,446
Investments in companies more than 5% owned	-	79,742	-	79,742
Net realized loss	-	(3,992,952)	-	(3,992,952)
Change in net unrealized appreciation/depreciation	-	53,816	-	53,816
Net realized and unrealized loss	-	(3,939,136)	-	(3,939,136)

Net increase (decrease) in net assets from operations	(7,691,209)	75,421,230	-	67,730,021

Interest in earnings of subsidiary	61,087,399	-	(61,087,399)	-
Distributions of incentive allocation to the General Partner from net investment income	-	-	(14,333,831)	(14,333,831)
Net increase in net assets applicable to common equityholders resulting from operations	$53,396,190	$75,421,230	$(75,421,230)	$53,396,190

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2015

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$-	$98,581,508	$-	$98,581,508
Companies 5% to 25% owned	-	3,828,262	-	3,828,262
Companies more than 25% owned	-	444,168	-	444,168
Lease income:
Companies more than 25% owned	-	978,000	-	978,000
Other income:
Companies less than 5% owned	153,217	3,267,066	-	3,420,283
Total investment income	153,217	107,099,004	-	107,252,221

Operating expenses
Management and advisory fees	-	13,681,411	-	13,681,411
Interest expense	4,560,902	5,927,481	-	10,488,383
Legal fees, professional fees and due diligence expenses	1,287,695	706,876	-	1,994,571
Amortization of deferred debt issuance costs	513,581	1,109,752	-	1,623,333
Administration expenses	-	1,177,357	-	1,177,357
Commitment fees	-	919,649	-	919,649
Insurance expense	90,505	182,172	-	272,677
Director fees	76,622	156,843	-	233,465
Custody fees	2,625	211,516	-	214,141
Other operating expenses	921,473	1,260,979	-	2,182,452
Total expenses	7,453,403	25,334,036	-	32,787,439

Net investment income (loss)	(7,300,186)	81,764,968	-	74,464,782

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	-	(3,714,114)	-	(3,714,114)
Investments in companies 5% to 25% owned	-	1,185	-	1,185
Investments in companies more than 5% owned	-	19,167	-	19,167
Net realized loss	-	(3,693,762)	-	(3,693,762)
Change in net unrealized appreciation/depreciation	-	28,123	-	28,123
Net realized and unrealized loss	-	(3,665,639)	-	(3,665,639)

Net increase (decrease) in net asets from operations	(7,300,186)	78,099,329	-	70,799,143

Interest in earnings of subsidiary	64,278,059	-	(64,278,059)	-
Gain on repurchase of Series A preferred interests	-	1,675,000	-	1,675,000
Dividends paid on Series A preferred equity facility	-	(1,251,930)	-	(1,251,930)
Net change in accumulated dividends on Series A preferred equity facility	-	497,790	-	497,790
Distributions of incentive allocation to the General Partner from net investment income	-	-	(14,742,130)	(14,742,130)
Net increase in net assets applicable to equity holders resulting from operations	$56,977,873	$79,020,189	$(79,020,189)	$56,977,873

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

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “SVCP Revolver”), a $100.5 million term loan issued by the Operating Company (the “Term Loan” and together with the SVCP Revolver, the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2022 (the “2022 Convertible Notes”) and $75.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility, the TCPC Funding Facility and the convertible notes the “Leverage Program”). Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by the Operating Company (the “Preferred Interests”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2016, 86.3% of our total assets were invested in qualifying assets.

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

As of September 30, 2016, none of our investments were categorized as Level 1, 9.1% were categorized as Level 2, 90.7% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2016, we invested approximately $146.6 million, comprised of new investments in 8 new and 5 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 96.2% were in senior secured debt comprised of senior loans ($133.4 million, or 91.0% of total acquisitions) and senior secured notes ($7.7 million, or 5.2% of total acquisitions). The remaining $5.5 million (3.8% of total acquisitions) were additional equity interests in two portfolios of debt and lease assets. Additionally, we received approximately $108.2 million in proceeds from sales or repayments of investments during the three months ended September 30, 2016.

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

During the nine months ended September 30, 2016, we invested approximately $379.8 million, comprised of new investments in 17 new and 11 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.1% were in senior secured debt comprised of senior loans ($313.7 million, or 82.6% of total acquisitions) and senior secured notes ($47.3 million, or 12.5% of total acquisitions). The remaining $18.7 million (4.9% of total acquisitions) were comprised of $17.8 million in equity interests in two portfolios of debt and lease assets, as well as $0.9 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $294.2 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2016.

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

At September 30, 2016, our investment portfolio of $1,276.4 million (at fair value) consisted of 88 portfolio companies and was invested 95.7% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 78.3% in senior secured loans, 17.4% in senior secured notes and 4.3% in equity investments. Our average portfolio company investment at fair value was approximately $14.5 million. Our largest portfolio company investment by value was approximately $45.4 million and our five largest portfolio company investments by value comprised approximately 14.7% of our portfolio at September 30, 2016.

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

The industry composition of our portfolio at fair value at September 30, 2016 was as follows:

Industry	Percent of Total Investments
Software Publishing	19.7%
Nondepository Credit Intermediation	6.0%
Computer Systems Design and Related Services	5.7%
Other Information Services	5.6%
Business Support Services	4.4%
Retail	3.6%
Wired Telecommunications Carriers	3.4%
Scientific Research and Development Services	3.1%
Financial Investment Activities	3.1%
Insurance Related Activities	2.7%
Equipment Leasing	2.5%
Textile Furnishings Mills	2.4%
Hospitals	2.1%
Utility System Construction	1.9%
Chemicals	1.9%
Insurance Carriers	1.9%
Management, Scientific, and Technical Consulting Services	1.8%
Air Transportation	1.8%
Apparel Manufacturing	1.8%
Communications Equipment Manufacturing	1.7%
Radio and Television Broadcasting	1.7%
Wholesalers	1.6%
Electronic Component Manufacturing	1.5%
Lessors of Nonfinancial Licenses	1.5%
Other Manufacturing	1.5%
Restaurants	1.3%
Computer Equipment Manufacturing	1.3%
Data Processing and Hosting Services	1.2%
Advertising and Public Relations Services	1.2%
Building Equipment Contractors	1.1%
Activities Related to Real Estate	1.0%
Other	8.0%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.19% at September 30, 2016 and 10.95% at December 31, 2015. At September 30, 2016, 80.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.5% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 78.6% at September 30, 2016. At December 31, 2015, 80.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.6% bore interest at fixed rates. The percentage of our floating rate debt investments that bore interest based on an interest rate floor was 77.9% at December 31, 2015.

Results of operations

Investment income

Investment income totaled $38.5 million and $35.5 million, respectively, for the three months ended September 30, 2016 and 2015, of which $38.3 million and $33.8 million were attributable to interest and fees on our debt investments, $0.1 million and $0.4 million to lease income, and $0.1 million and $1.3 million to other income, respectively. Included in interest and fees on our debt investments were $3.0 million and $1.0 million of non-recurring income related to prepayments for the three months ended September 30, 2016 and 2015, respectively.  The increase in investment income in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 reflects an increase in interest income due to the higher non-recurring income related to a higher level of prepayments in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, partially offset by decreases in other income and lease income.

Investment income totaled $108.7 million and $107.3 million, respectively, for the nine months ended September 30, 2016 and 2015, of which $105.9 million and $102.9 million were attributable to interest and fees on our debt investments, $1.5 million and $1.0 million to lease income and $1.3 million and $3.4 million to other income, respectively. Included in interest and fees on our debt investments were $5.9 million and $6.0 million of non-recurring income related to prepayments for the nine months ended September 30, 2016 and 2015, respectively.  The increase in investment income in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 reflects an increase in interest income due to the larger portfolio size and an increase in lease income in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, partially offset by a decrease in other income.

Expenses

Total operating expenses for the three months ended September 30, 2016 and 2015 were $12.8 million and $11.2 million respectively, comprised of $6.2 million and $4.6 million in interest expense and related fees, $4.8 million and $4.7 million in base management fees, $0.6 million and $0.4 million in legal and other professional fees, $0.4 million and $0.4 million in administrative expenses, and $0.8 million and $1.1 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily reflects the increase in interest expense and other costs related to the increase in available and outstanding debt, including the conversion of the Preferred Interests to term debt, as well as the higher average interest rate following the issuance of the 2022 Convertible Notes and the increase in LIBOR rates.

Total operating expenses for the nine months ended September 30, 2016 and 2015 were $37.0 million and $32.8 million, respectively, comprised of $17.6 million and $13.0 million in interest expense and related fees, $14.0 million and $13.7 million in base management fees, $1.8 million and $2.0 million in legal and professional fees, $1.2 million and $1.2 million in administrative expenses, and $2.4 million and $2.9 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily reflects the increase in interest expense and other costs related to the increase in available and outstanding debt, including the conversion of the Preferred Interests to term debt, as well as the higher average interest rate following the issuance of the 2022 Convertible Notes and the increase in LIBOR rates.

Net investment income

Net investment income was $25.7 million and $24.3 million, respectively, for the three months ended September 30, 2016 and 2015. The increase in net investment income in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily reflects the increase in investment income, partially offset by the increase in expenses in the three months ended September 30, 2016.

Net investment income was $71.7 million and $74.5 million, respectively, for the nine months ended September 30, 2016 and 2015. The decrease in net investment income in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily reflects the increase in expenses, partially offset by the increase in investment income in the nine months ended September 30, 2016.

Net realized and unrealized gain or loss

Net realized gains (losses) for the three months ended September 30, 2016 and 2015 were $(0.7) million and $5.7 million, respectively. The net realized gain during the three months ended September 30, 2015 was primarily comprised of a $5.9 million gain on the disposition of most of our investment in NEXTracker, Inc.

For the three months ended September 30, 2016 and 2015, the change in net unrealized appreciation/depreciation was an increase of $0.9 million and a decrease of $7.6 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2016 was comprised primarily of mark-to-market adjustments resulting from narrower market yield spreads during the quarter. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2015 was primarily comprised of a $4.0 million unrealized gain on our investment in KAGY Holding Company, Inc., a $3.6 million reversal of prior period unrealized appreciation on our investment in NEXTracker, Inc., $2.4 million in unrealized depreciation on our loan to CORE Entertainment, Inc., and other mark-to-market adjustments primarily due to increases in market yield spreads.

Net realized losses for the nine months ended September 30, 2016 and 2015 were $4.0 million and $3.7 million, respectively. The net realized loss during the nine months ended September 30, 2016 was due primarily to the taxable reorganization of our investment in Boomerang Tube, LLC. The net realized loss during the nine months ended September 30, 2015 was due primarily to the restructure of our loan to Edmentum, in which we received debt and equity in a delevered company, partially offset by the $5.9 million gain on the partial disposition of our NEXTracker investment.

For the nine months ended September 30, 2016 and 2015, the change in net unrealized appreciation/depreciation was an increase of $0.1 million and $0.0 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no U.S. federal excise tax recorded during the three and nine months ended September 30, 2016 and 2015.

Gain on repurchase of Series A preferred interests

Gains on the repurchase of Series A preferred interests for the nine months ended September 30, 2016 and 2015 were $0.0 million and $1.7 million, respectively. The gain on repurchase of Series A preferred interests during the nine months ended September 30, 2015 was due to the repurchase of 1,675 Preferred Interests on June 30, 2015 at a price of $31.8 million.

Dividends to preferred equity holders

Dividends on the Preferred Interests for the three months ended September 30, 2016 and 2015 were $0.0 million and $0.1 million, respectively. Dividends on the Preferred Interests for the nine months ended September 30, 2016 and 2015 were $0.0 million and $0.8 million, respectively.  The decrease in dividends on Preferred Interests during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was due to the repurchase and retirement of all remaining Preferred Interests during 2015.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended September 30, 2016 and 2015 was $5.1 million and $4.8 million, respectively. Incentive compensation distributable to the General Partner for the nine months ended September 30, 2016 and 2015 was $14.3 million and $14.7 million, respectively. Incentive compensation for the three and nine months ended September 30, 2016 and 2015 was distributable due to our performance exceeding the total return threshold and was calculated by multiplying net investment income, less preferred dividends (if any), by 20%.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $20.7 million and $17.5 million for the three months ended September 30, 2016 and 2015, respectively. The higher net increase in net assets applicable to common shareholders resulting from operations during the three months ended September 30, 2016 is primarily due to the higher net investment income during the three months ended September 30, 2016 compared to the three months September 30, 2015 and the net realized and unrealized gains during the three months ended September 30, 2016 compared to the net realized and unrealized losses during the three months ended September 30, 2015.  The net increase in net assets applicable to common shareholders resulting from operations was $53.4 million and $57.0 million for the nine months ended September 30, 2016 and 2015, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the nine months ended September 30, 2016 is primarily due to the lower net investment income in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

The following table summarizes the total shares issued and proceeds received in offerings of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2016.

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	461	$15.50	*	$7,147
Shares issued from conversion of convertible debt †	2,011,900	15.02		-
July 13, 2016 registered direct public offering	2,336,552	15.09		34,958,570

*	Weighted-average price per share.
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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on November 2, 2016, to be in effect through the earlier of two trading days after our fourth quarter 2016 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2016:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	141,896	$13.25	*	$1,879,548

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at September 30, 2016 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+1.75	%†	$-	$116,000,000	$116,000,000
Term Loan	2018	L+1.75	%†	100,500,000	-	100,500,000
2019 Convertible Notes ($108 million par)	2019	5.25%		106,436,711	-	106,436,711
2022 Convertible Notes ($140 million par)	2022	4.625%		136,725,763	-	136,725,763
TCPC Funding Facility	2020	L+2.50	%‡	235,000,000	115,000,000	350,000,000
SBA Debentures	2024-2026	2.58	%§	61,000,000	14,000,000	75,000,000	**
Total leverage				639,662,474	$245,000,000	$884,662,474
Unamortized issuance costs				(7,960,812)
Debt, net of unamortized issuance costs				$631,701,662

*	Except for the convertible notes, all carrying values are the same as the principal amounts outstanding.
†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations
‡	Or L+2.25% subject to certain funding requirements
§	Weighted-average interest rate, excluding fees of 0.36%
**	Total capacity increased to $150.0 million on October 13, 2016.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of our SBA Debentures from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.  At September 30, 2016 the SBIC had a $75.0 million commitment from the SBA, which increased to $150.0 million on October 13, 2016.

Net cash used in operating activities during the nine months ended September 30, 2016 was $38.6 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $80.4 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $41.8 million.

Net cash provided by financing activities was $143.9 million during the nine months ended September 30, 2016, consisting primarily of $140.0 million from the issuance of the 2022 Convertible Notes, $35.0 million of net proceeds from the registered direct public offering of our common stock on July 13, 2016, $30.0 million from proceeds from the issuance of the CNO Note (which was subsequently converted to common equity), and $0.2 million of net borrowings reduced by the $54.9 million in regular dividends on common equity, payment of $4.5 million in debt issuance costs, and $1.9 million in common shares repurchases.

At September 30, 2016, we had $140.9 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2016, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The SVCP Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the TCPC Funding Facility mature in July 2018, December 2019, March 2022 and March 2020, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2016 and 2015:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2016	March 17, 2016	March 31, 2016	Regular	$0.36	$17,530,963
May 10, 2016	June 16, 2016	June 30, 2016	Regular	0.36	18,254,229
August 9, 2016	September 16, 2016	September 30, 2016	Regular	0.36	19,094,976
				$1.08	$54,880,168

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
March 10, 2015	March 19, 2015	March 31, 2015	Regular	$0.36	$17,535,826
May 7, 2015	June 16, 2015	June 30, 2015	Regular	0.36	17,625,370
August 6, 2015	September 16, 2015	September 30, 2015	Regular	0.36	17,625,310
				$1.08	$52,786,506

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the nine months ended September 30, 2016 and 2015:

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

•
Pursuant to its limited partnership agreement, the general partner of the Operating Company is SVOF/MM, LLC. SVOF/MM, LLC is an affiliate of the Advisor and the general partner or managing member of certain other funds managed by the Advisor.

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

Recent Developments

From October 1, 2016 through November 4, 2016, the Operating Company has invested approximately $82.9 million primarily in five senior secured loans, as well as equity interests in a portfolio of debt assets with a combined effective yield of approximately 10.0%.

On October 13, 2016, the SBIC received an additional $75.0 million commitment from the SBA, increasing its total commitment to $150.0 million.

On November 2, 2016, our board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after our fourth quarter 2016 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 8, 2016, our board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 30, 2016 to stockholders of record as of the close of business on December 16, 2016.

Item 3:     Quantitative and qualitative disclosure about market risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2016, 80.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2016, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 78.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2016 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Income
Up 300 basis points	$29,376,868	$(11,895,000)	$17,481,868
Up 200 basis points	19,306,154	(7,930,000)	11,376,154
Up 100 basis points	9,251,715	(3,965,000)	5,286,715
Down 100 basis points	(2,671,690)	3,369,060	697,370
Down 200 basis points	(2,671,690)	3,369,060	697,370
Down 300 basis points	(2,671,690)	3,369,060	697,370

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

PART II - Other Information

Item 1.     Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2016, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4:     Mine Safety Disclosures.

None.

Item 5:     Other Information.

None.

Item 6:     Exhibits

Number	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(2)	Incorporated by reference to Exhibit (b)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TCP CAPITAL CORP.

Date: November 8, 2016
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer

Date: November 8, 2016
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer