Form 10-Q
period 2017-06-30
TCP Capital Corp.
filed 2017-08-03
CIK 1370755

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00899
______________________

TCP CAPITAL CORP.
(Exact Name of Registrant as Specified in Charter)
______________________

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
______________________

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 2, 2017 was 58,792,202.

TCP CAPITAL CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2017

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,279,331,045 and $1,174,421,611, respectively)	$1,288,356,263	$1,175,097,468
Companies 5% to 25% owned (cost of $88,515,653 and $75,508,585, respectively)	79,630,291	69,355,808
Companies more than 25% owned (cost of $107,221,632 and $96,135,623, respectively)	77,961,302	70,516,594
Total investments (cost of $1,475,068,330 and $1,346,065,819, respectively)	1,445,947,856	1,314,969,870

Cash and cash equivalents	41,573,835	53,579,868
Accrued interest income:
Companies less than 5% owned	13,636,626	12,713,025
Companies 5% to 25% owned	1,504,322	953,561
Companies more than 25% owned	20,580	25,608
Receivable for investments sold	14,142,637	—
Deferred debt issuance costs	4,094,377	3,828,784
Prepaid expenses and other assets	4,788,185	1,527,745
Total assets	1,525,708,418	1,387,598,461

Liabilities
Debt, net of unamortized issuance costs	586,724,110	571,658,862
Payable for investments purchased	40,429,682	12,348,925
Incentive allocation payable	6,207,263	4,716,834
Interest payable	5,401,642	5,013,713
Payable to the Advisor	718,716	325,790
Unrealized depreciation on swaps	171,006	—
Accrued expenses and other liabilities	2,114,459	2,598,346
Total liabilities	641,766,878	596,662,470

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$883,941,540	$790,935,991

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,792,202 and 53,041,900 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	$58,792	$53,042
Paid-in capital in excess of par	1,038,023,581	944,426,650
Accumulated net investment income	17,007,637	12,533,289
Accumulated net realized losses	(141,836,828)	(134,960,267)
Accumulated net unrealized depreciation	(29,311,642)	(31,116,723)
Net assets applicable to common shareholders	$883,941,540	$790,935,991

Net assets per share	$15.04	$14.91

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (M)	—	8.81%	10.06%	6/1/2020	$18,750,000	$18,357,457	$18,525,000	1.25%	L
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (2.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	11.36%	12/31/2018	$15,000,000	14,780,901	15,153,750	1.02%	H/L
								33,138,358	33,678,750	2.27%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	8.44%	7/15/2022	$13,009,929	12,840,544	13,270,127	0.89%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.50%	12/14/2021	$15,441,370	15,201,748	15,392,739	1.03%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	8.50%	2/28/2022	$8,931,637	8,789,436	8,854,379	0.60%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	N/A	12/31/2022	$—	—	—	—
								36,831,728	37,517,245	2.52%
Amusement and Recreation
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash +2.00% PIK	9.80%	11/3/2020	$24,342,738	23,947,429	24,738,308	1.66%
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash +2.00% PIK	N/A	11/3/2020	$—	(14,296)	13,913	—	K
								23,933,133	24,752,221	1.66%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,017,976	8,889,066	9,108,155	0.61%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,345,317	9,223,363	9,504,187	0.64%
								18,112,429	18,612,342	1.25%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.73%	7/25/2021	$13,984,735	13,807,502	14,082,629	0.95%

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	(8,153)	(10,600)	—	K
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.58%	11/30/2019	$23,000,000	22,761,767	22,939,050	1.54%	L
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.45%	6/30/2023	$31,000,000	30,618,212	28,306,100	1.90%
								53,371,826	51,234,550	3.44%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	—	10.63%	11.88%	2/1/2018	$4,450,665	4,440,793	4,450,665	0.30%	L
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (12.4% Exit Fee)	Prime Rate	—	7.75%	12.00%	6/30/2019	$15,000,000	14,664,494	12,624,000	0.85%	L
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.30%	10/12/2021	$883,020	877,540	924,522	0.06%	H
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.30%	10/12/2021	$3,816,276	3,791,996	3,995,641	0.27%	H
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	€6,459,119	7,055,942	7,727,059	0.52%	D/H
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	11.06%	4/1/2019	$10,000,000	9,551,633	9,759,000	0.66%	L
								40,382,398	39,480,887	2.66%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,442,682	14,298,255	13,365,258	0.90%	B

Credit Related Activities
Pacific Union Financials, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.55%	4/21/2022	$25,000,000	24,757,835	24,750,000	1.66%
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.05%	12/20/2021	$14,695,972	14,565,255	14,654,823	0.99%
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	8.05%	12/20/2021	$286,445	280,393	284,565	0.02%
								39,603,483	39,689,388	2.67%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.05%	9/1/2022	$9,925,000	$9,750,050	$9,825,750	0.66%	H
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.20%	3/14/2024	$10,925,551	10,605,342	10,597,785	0.71%
Dealersocket, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.13%	2/10/2021	$16,625,000	16,109,136	16,593,413	1.12%
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash +2.00% PIK	9.31%	11/4/2019	$43,214,417	42,740,865	40,718,785	2.74%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.31%	11/4/2019	$3,182,143	3,182,143	2,998,374	0.20%
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.80%	8/16/2021	$23,295,455	22,698,196	23,178,977	1.56%
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	N/A	8/16/2021	$—	(42,300)	(8,523)	—	K
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	9.20%	9/3/2018	$2,302,133	2,302,133	2,302,133	0.15%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.20%	9/3/2018	$10,266,667	10,230,295	10,266,667	0.69%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	9.20%	9/3/2018	$3,714,267	3,714,267	3,714,267	0.25%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.20%	9/3/2018	$3,133,333	3,131,703	3,133,333	0.21%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	—	11.67%	12.86%	9/1/2018	$4,800,000	4,737,352	5,397,360	0.36%	L
								129,159,182	128,718,321	8.65%
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.66%	12/21/2021	$32,392,942	31,940,424	32,483,492	2.18%
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.73%	6/30/2020	$15,555,556	15,388,977	15,915,556	1.07%
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$28,678,000	28,584,707	29,251,558	1.97%	E/G/H
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$14,907,138	14,907,138	14,907,138	1.00	E/H
								90,821,246	92,557,744	6.22%
Data Processing and Hosting Services
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.09%	4/3/2022	$8,204,836	8,086,429	8,317,653	0.56%	J
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$15,000,000	15,000,000	15,000,000	1.01%
Pulse Secure, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.06%	5/1/2022	$12,082,640	11,905,258	11,901,400	0.80%
Pulse Secure, LLC	Revolver	LIBOR (Q)	1.00%	7.00%	N/A	5/1/2022	$—	(19,492)	(20,138)	—	K
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.48%	5/5/2025	$9,675,000	9,608,682	9,789,891	0.66%
								44,580,877	44,988,806	3.03%
Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$3,368,586	3,368,586	3,368,589	0.23%	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$2,967,806	2,967,806	2,967,806	0.20%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$13,696,842	13,257,966	12,710,670	0.85%	B
								19,594,358	19,047,065	1.28%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	10.52%	3/1/2018	$9,646,876	9,488,130	9,534,008	0.64%	L
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	10.52%	9/1/2017	$1,603,779	1,591,962	1,593,034	0.11%
								11,080,092	11,127,042	0.75%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$35,592,282	35,592,282	35,592,282	2.39%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$1,696,898	1,696,898	1,148,121	0.08%	C
								37,289,180	36,740,403	2.47%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (Q)	1.25%	6.75%	8.03%	3/15/2018	$1,109,000	1,089,361	1,097,910	0.07%

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$7,728,367	7,698,801	7,805,651	0.52%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.33%	2/6/2020	$14,792,003	$14,701,305	$14,939,923	1.00%
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.73%	2/14/2021	$29,288,064	28,892,367	29,539,941	1.99%
								43,593,672	44,479,864	2.99%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	5.50%	6.71%	12/30/2022	$83,333	75,006	83,750	0.01%
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	5.50%	6.58%	12/30/2021	$123,103	115,541	123,103	0.01%
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	6.55%	12/30/2022	$3,398,603	3,368,092	3,400,303	0.23%
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.84%	6/8/2023	$8,277,983	8,127,178	8,215,898	0.55%
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.91%	8/29/2019	$20,060,606	19,656,808	20,060,606	1.35%
								31,342,625	31,883,660	2.15%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.80%	5/27/2022	$16,416,144	16,287,047	16,621,346	1.12%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.80%	5/27/2022	$3,393,862	3,368,190	3,436,285	0.23%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.80%	5/27/2022	$2,057,154	2,052,311	2,082,868	0.14%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	10.95%	3/21/2022	$34,427,465	34,098,301	34,045,320	2.29%
								55,805,849	56,185,819	3.78%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (M)	1.00%	10.77%Cash +0.50%PIK	12.45%	6/16/2022	$24,262,102	23,313,021	23,315,880	1.57%
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.06%	10/31/2019	$23,297,434	22,998,815	23,297,434	1.57%
								46,311,836	46,613,314	3.14%
Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.30%	10/17/2022	$1,512,664	1,512,664	1,512,664	0.10%

Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.50%	9.80%	7/31/2020	$1,251,626	1,230,728	1,257,884	0.08%
Asset International, Inc.	Revolver Loan	LIBOR (Q)	1.00%	8.50%	9.80%	7/31/2020	$491,303	481,527	494,251	0.03%
Asset International, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.80%	7/31/2020	$15,213,518	15,036,366	15,259,158	1.03%
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.81%	12/11/2020	$2,970,509	2,926,492	3,022,492	0.20%
								19,675,113	20,033,785	1.34%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,577	0.33%	B
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.62%	B/E
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,146	0.07%	B
								13,505,040	15,186,723	1.02%
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	—	—	K
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	10.31%	4/29/2021	$8,247,890	8,115,773	8,301,503	0.56%
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.75%	12/23/2021	$13,295,455	12,060,867	13,428,409	0.90%
								20,152,640	21,729,912	1.46%
Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	0.01	8.96%	10.26%	12/23/2019	$12,827,062	12,729,000	12,955,332	0.87%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	0.01	8.00%	9.24%	4/17/2024	$25,202,549	24,953,154	24,950,523	1.68%
								37,682,154	37,905,855	2.55%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	$4,470,968	$4,546,252	0.31%
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	9.25%	6/20/2025	$24,000,000	23,760,000	24,165,000	1.62%
								28,230,968	28,711,252	1.93%
Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.25%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.13%	B

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$5,740,000	5,740,000	4,061,050	0.27%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.75%	10.04%	7/22/2020	$15,981,496	15,760,804	16,091,368	1.08%	G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.22%	1/23/2023	$11,536,391	11,507,550	11,615,704	0.78%
								33,008,354	31,768,122	2.13%
Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	10.67%	1/12/2020	$15,000,000	14,856,914	14,703,000	0.99%
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.16%	10/13/2022	$5,000,000	4,910,899	5,050,000	0.34%
								19,767,813	19,753,000	1.33%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,028,390	2,028,390	2,028,390	0.14%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,884,985	4,601,599	4,884,985	0.33%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$10,106,771	10,106,771	909,609	0.06%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,182,967	3,167,544	3,182,967	0.21%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$6,353,050	6,353,050	6,353,050	0.43%	B
								26,257,354	17,359,001	1.17%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.68%	3/15/2021	$4,432,934	4,358,255	4,376,636	0.29%
The Gymboree Corporation	Super Priority Debtor-in-Possession	LIBOR (M)	1.00%	11.00%	12.20%	12/11/2017	$12,778,227	12,583,815	12,778,227	0.86%
								16,942,070	17,154,863	1.15%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	10.00%	10.00%	10/1/2021	$1,273,204	1,238,381	1,126,786	0.08%	E/G/H
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	10.00%	10.00%	10/1/2021	$3,248,857	3,162,750	2,875,239	0.19%	E/G/H
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	—	12.00%	12.00%	10/1/2023	$6,729,804	3,381,991	2,624,624	0.18%	E/G/H
								7,783,122	6,626,649	0.45%
Scientific Research and Development Services
BPA Laboratories, Inc.	Second Lien Term Loan	LIBOR (Q)	—	2.50%	3.67%	4/29/2020	$3,081,346	1,878,682	2,649,957	0.18%
Envigo Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.54%	11/3/2021	$36,915,301	36,319,490	36,961,445	2.48%	G
								38,198,172	39,611,402	2.66%

Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.15%	12/19/2019	$22,337,104	22,337,104	22,560,475	1.52%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.15%	12/19/2019	$7,662,146	7,545,749	7,738,767	0.52%
								29,882,853	30,299,242	2.04%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.05%	6/1/2025	$7,611,914	7,535,841	7,726,092	0.52%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal or Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.50%	14.81%	7/15/2017	$22,464,983	$22,471,612	$22,464,983	1.51%	H
Actifio, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.50% Cash +1.00% PIK	9.75%	11/1/2020	$35,114,689	34,594,446	34,574,625	2.32%
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash +1.25% PIK	11.05%	1/31/2020	$30,427,390	30,108,475	29,963,373	2.01%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash +3.00% PIK	10.06%	3/31/2019	$36,505,910	36,226,717	36,861,842	2.48%
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.24%	11/4/2021	$26,358,696	25,802,067	25,798,573	1.73%	H
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80% Cash +8.45% PIK	12.56%	1/26/2022	$18,866,692	18,287,336	18,506,338	1.24%
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.81%	12/31/2017	$5,621,605	5,587,194	5,624,416	0.38%
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	—	13.00%	14.22%	9/10/2021	$11,513,362	11,223,852	11,729,238	0.79%
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	—	13.00%	14.22%	9/10/2021	$11,513,362	11,223,852	11,729,238	0.79%	H
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	8.88%	10.13%	9/1/2020	$11,470,517	10,714,811	10,882,003	0.73%	L
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	11.06%	1/1/2019	$2,498,180	2,440,308	2,461,582	0.17%	L
								208,680,670	210,596,211	14.15%
Utility System Construction
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	—	11.44%	12.69%	8/1/2020	$4,000,000	3,645,405	3,776,416	0.25%	L
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan A	LIBOR (M)	—	11.44%	N/A	8/1/2020	$—	—	—	—
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan B	LIBOR (M)	—	11.44%	N/A	8/1/2020	$—	—	—	—
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	—	9.00% Cash +1.00% PIK	10.00%	9/10/2017	$7,575,330	7,568,814	7,574,572	0.51%
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	8.20% Cash +3.50% PIK	11.70%	7/2/2018	$17,561,530	17,561,530	17,561,530	1.18%	F/H
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	LIBOR (Q)	—	8.20%	9.50%	7/2/2018	$11,405,774	11,405,774	6,593,108	0.44%	F/H
								40,181,523	35,505,626	2.38%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.80%	9/1/2021	$20,490,879	19,960,556	20,900,696	1.40%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.77%	5/31/2018	$327,646	324,389	324,206	0.02%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.67%	5/31/2018	$1,329,988	1,323,203	1,312,270	0.09%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.74%	5/31/2018	$7,158,978	7,087,808	7,083,809	0.48%
								8,735,400	8,720,285	0.59%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,393,750	0.77%	E/G

Total Debt Investments								1,381,439,231	1,378,054,732	92.64%

Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock						1,125,000	185,450	185,400	0.01%	C/E
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						1,049,996	276,492	483,103	0.03%	C/E/H
								461,942	668,503	0.04%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	$3,070,035	$3,058,078	0.21%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,184,436	3,131,498	0.21%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,524,111	0.24%	C/E
								7,109,784	9,713,687	0.66%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	501,185	0.03%	C/E
								556,370	644,318	0.04%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	272,807	1,455	—	C/E
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	832,160	0.06%	C/E
								878,073	833,615	0.06%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	500	—	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	971,000	0.07%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	6,440	—	C/E
								1,089,847	977,440	0.07%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,049	1,117,418	0.08%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	24,209	—	C/E
								29,489,671	1,141,627	0.08%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	358,908	0.03%	B/C/E

Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	681,838	0.05%	E
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	21,521	—	E
								—	703,359	0.05%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	4,915	—	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						8,197,779	8,197,779	10,907,145	0.73%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	103,398	—	—	C/E/F
								8,301,177	10,907,145	0.73%
Financial Investment Activities
GACP I, LP	Membership Units						22,128,907	22,218,711	22,571,579	1.52%	E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	—	C/E/I
								22,391,405	22,573,266	1.52%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	210,035	0.02%	B/E

Motion Picture and Video Industries
NEG Parent, LLC	Class A Units						2,720,392	2,772,807	3,330,032	0.22%	C/E
NEG Parent, LLC	Class A Warrants to Purchase Class A Units						343,387	196,086	52,435	—	C/E
NEG Parent, LLC	Class B Warrants to Purchase Class A Units						346,794	198,032	52,955	—	C/E
								3,166,925	3,435,422	0.22%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	$79,082	$45,811	—	C/E/H

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	9,082,655	0.61%	B/C/E
								1,091,200	9,082,655	0.61%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock						16,207	4,177,710	3,119,413	0.21%	B/C/E

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E
								2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	—	—	C/E

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock						245,368	3,086	31,160	—	C/D/H

Software Publishing
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock						1,052,651	188,770	188,846	0.01%	C/E
Blackline, Inc.	Common Stock						7,852	19,445	280,630	0.02%	C/J
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock						1,712,930	577,843	506,685	0.03%	C/E
Utilidata, Inc.	Warrants to Purchase Preferred Stock						719,998	216,336	57,312	—	C/E
								1,002,394	1,033,473	0.06%
Utility System Construction
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock						1,100,000	248,555	256,630	0.02%	C/E
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	243	—	C/E/F/H
								1,643,904	256,873	0.02%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,150,999	0.15%	C/D/E/H

Total Equity Securities								93,629,099	67,893,124	4.57%

Total Investments								$1,475,068,330	$1,445,947,856

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									21,573,835	1.45%
Wells Fargo Government Money Market Fund									13,000,000	0.87%
Morgan Stanley Institutional Liquidity Funds-Treasury Securities Portfolio									7,000,000	0.47%
Cash and Cash Equivalents									41,573,835	2.79%

Total Cash and Investments									$1,487,521,691	100.00%	M

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2017

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $406,711,065 and $276,001,320, respectively, for the six months ended June 30, 2017. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of June 30, 2017 was $1,445,636,066 or 97.2% of total cash and investments of the Company.  As of June 30, 2017, approximately 14.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

Options and Swaps at June 30, 2017 were as follows:

Investment	Notional Amount	Fair Value
Euro/US Dollar Cross-Currency Basis Swap with Wells Fargo Bank, N.A., Pay Euros/Receive USD, Expires 5/31/2019	$7,270,250	$(171,006)

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Activities Related to Credit Intermediation
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	12/20/2021	$14,769,821	$14,623,499	$14,622,123	1.07%
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(6,669)	(6,713)	—	J
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$11,289,051	11,134,310	10,893,934	0.80%
								25,751,140	25,509,344	1.87%
Activities Related to Real Estate
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	9.96%	12/23/2019	$12,891,845	12,773,127	12,898,291	0.94%
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.98%	9/1/2018	$15,000,000	14,772,946	14,704,508	1.07%	H/K
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 2 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 3 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H
								14,772,946	14,704,508	1.07%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	8.00%	7/15/2022	$14,042,971	13,839,296	14,323,830	1.05%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.00%	12/14/2021	$16,546,652	16,259,013	16,257,105	1.19%
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	N/A	2/28/2022	$—	—	—	—
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	N/A	12/31/2022	$—	—	—	—
								30,098,309	30,580,935	2.24%
Amusement and Recreation
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	—	8.25%	N/A	12/20/2018	$—	(1,655,756)	(937,500)	(0.07)%	J
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	9.50%	11/3/2020	$24,220,291	23,755,180	23,735,885	1.73%
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	N/A	11/3/2020	$—	(16,444)	(17,123)	—	J
								22,082,980	22,781,262	1.66%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,700,000	9,541,402	9,700,000	0.71%
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,800,000	9,646,339	9,800,000	0.72%
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$2,714,632	2,705,143	2,741,779	0.20%
								21,892,884	22,241,779	1.63%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$—	—	—	—
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$14,295,589	14,092,734	14,188,374	1.04%
								14,092,734	14,188,374	1.04%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	(17,798)	70,000	0.01%	J
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.12%	11/30/2019	$23,937,500	23,867,666	24,356,406	1.78%	K
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,588,757	30,336,600	2.22%
								54,438,625	54,763,006	4.01%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (Q)	—	10.63%	11.63%	2/1/2018	$7,563,676	$7,995,360	$8,250,457	0.60%	K
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (12.4% Exit Fee)	Prime Rate	—	7.75%	11.50%	6/30/2019	$15,000,000	15,468,439	14,905,500	1.09%	K
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$253,581	245,565	251,684	0.02%	H
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$3,864,583	3,836,083	3,835,599	0.28%	H
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fees)	LIBOR (Q)	—	9.81%	10.75%	4/1/2019	$10,000,000	9,526,456	9,712,000	0.71%	K
								37,071,903	36,955,240	2.70%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,480,001	14,335,200	14,480,002	1.06%	B
Triangle Acquisition Co. (Polycom)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	9/27/2023	$4,835,417	4,646,389	4,877,727	0.36%
								18,981,589	19,357,729	1.42%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	9/1/2022	$9,975,000	9,784,353	9,875,250	0.72%	H
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,884,459	17,291,750	1.26%
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,953,617	7,001,777	0.51%
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$23,295,455	22,630,922	22,887,784	1.67%
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$—	(47,341)	21,307	—	J
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$2,314,000	2,314,000	2,314,000	0.17%	H
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$10,320,000	10,268,787	10,320,000	0.75%	H
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,738,000	3,738,000	3,738,000	0.27%
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,160,000	3,151,013	3,160,000	0.23%
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	—	11.67%	12.48%	9/1/2018	$4,800,000	4,827,231	4,970,640	0.36%	K
								80,505,041	81,580,508	5.94%
Data Processing and Hosting Services
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$6,876,756	6,876,756	6,876,756	0.50%

Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	—	9.00% Cash+1.00% PIK	10.00%	9/10/2017	$7,518,173	7,491,471	7,442,991	0.54%

Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	10.15%	3/1/2018	$15,666,296	15,483,478	15,471,251	1.13%	K
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	10.15%	9/1/2017	$1,603,779	1,556,152	1,563,204	0.11%
								17,039,630	17,034,455	1.24%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$29,203,304	29,203,304	29,203,304	2.13%	E/F
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$1,685,289	1,685,289	1,718,994	0.13%
								30,888,593	30,922,298	2.26%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$879,513	834,963	853,128	0.06%

Financial Investment Activities
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,994,000	1.10%	E/H

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,333,235	9,297,529	9,426,567	0.69%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.51%	8/28/2020	$12,071,083	$11,857,665	$12,375,878	0.90%
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,806,929	10,828,233	0.79%
								22,664,594	23,204,111	1.69%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$—	(8,333)	—	—	J
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	Prime	—	4.50%	8.25%	12/30/2021	$—	(7,595)	—	—	J
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$3,407,121	3,373,050	3,373,050	0.25%
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.75%	6/8/2023	$8,277,983	8,112,882	8,112,423	0.59%
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,750,000	3,689,740	3,731,250	0.27%
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	13.62%	14.49%	8/29/2019	$20,015,152	19,533,393	20,015,152	1.46%
								34,693,137	35,231,875	2.57%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$16,573,588	16,434,441	16,739,324	1.22%
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,426,412	3,396,918	3,460,676	0.25%
								19,831,359	20,200,000	1.47%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$23,995,511	23,613,049	23,699,166	1.73%

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.00%	10/17/2022	$1,445,592	1,445,592	1,387,712	0.10%

Nondepository Credit Intermediation
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.24%	12/21/2021	$32,392,942	31,888,166	31,939,467	2.33%
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.50%	6/30/2020	$13,333,333	13,136,017	13,133,333	0.96%
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$28,678,000	28,568,148	29,108,170	2.13%	E/G/H
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	10.27%	1/12/2020	$17,500,000	17,300,337	16,992,500	1.24%
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,062,731	15,912,928	16,207,296	1.18%
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.09%	E/H
								121,889,596	122,238,506	8.93%
Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$1,251,626	1,227,886	1,231,183	0.09%
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$491,303	480,225	481,674	0.04%
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$15,408,563	15,204,465	15,257,559	1.11%
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.38%	12/11/2020	$4,936,601	4,853,985	4,973,625	0.36%
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fee)	LIBOR (M)	0.28%	10.72%	11.60%	10/1/2018	$31,550,000	31,632,236	32,510,698	2.38%	H/K
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,769,829	19,663,581	1.44%	G
								73,168,626	74,118,320	5.42%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,710	0.36%	B
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.68%	B/E
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.08%	B
Bioventus, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	6.25%	7.25%	11/15/2021	$5,000,000	4,900,613	5,000,000	0.37%
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	—	17.50%	N/A	2/1/2021	$1,030,741	1,030,740	107,200	0.01%	C
								19,436,393	20,294,057	1.50%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	$(24,000)	$15,000	—	J
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	9.88%	4/29/2021	$8,614,356	8,459,058	8,549,749	0.62%
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.50%	12/23/2021	$13,636,364	12,272,727	12,477,273	0.91%
								20,707,785	21,042,022	1.53%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,407,177	0.32%

Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	7.00%	6/30/2022	$8,642,604	8,199,514	8,664,210	0.63%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	—	9.50%	9.50%	6/1/2018	$13,600,000	14,246,000	4,503,640	0.33%	C/E/G

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	4,435,972	0.32%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$15,981,496	15,727,220	16,141,311	1.18%
								23,039,220	20,577,283	1.50%
Real Estate Leasing
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.00%	10/13/2022	$5,000,000	4,902,332	5,000,000	0.37%

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$1,943,371	1,943,371	1,943,371	0.14%	B
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,871,284	4,587,898	4,871,284	0.36%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$9,683,150	9,683,150	3,154,770	0.23%	B
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,049,554	3,034,132	3,049,555	0.22%	B
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$4,251,368	4,251,368	4,251,368	0.31%	B
								23,499,919	17,270,348	1.26%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	3/15/2021	$4,432,934	4,348,162	4,388,605	0.32%
Gander Mountain Company	Second Lien Term Loan	LIBOR (M)	—	9.50%	10.44%	6/15/2018	$14,740,910	14,618,096	14,749,754	1.08%
The Gymboree Corporation	First Lien Term Loan	LIBOR (Q)	—	10.25%	11.18%	9/24/2020	$12,857,349	12,618,039	13,050,209	0.95%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$20,672,789	20,491,699	20,879,517	1.53%
								52,075,996	53,068,085	3.88%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	—	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	5,665,153	0.41%	E/G/H

Scientific Research and Development Services
Envigo Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	11/3/2021	$35,192,124	34,499,517	34,796,212	2.54%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%	12.50%	6/9/2017	$28,336,513	$28,329,478	$28,165,077	2.06%	H
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	10.75%	1/31/2020	$30,222,833	29,851,330	28,893,029	2.11%
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	9.63%	3/31/2019	$35,627,947	35,263,561	35,538,877	2.60%
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.35%	12/31/2017	$5,837,798	5,754,455	5,823,203	0.43%
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$2,846,243	2,846,243	2,846,246	0.21%	B
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$13,040,391	12,539,980	12,101,483	0.88%	B
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash+2.00% PIK	9.00%	11/4/2019	$42,565,572	41,986,034	42,991,228	3.14%
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,213,964	0.24%
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,361	11,196,782	11,334,905	0.83%
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,362	11,196,782	11,334,905	0.83%	H
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fee)	LIBOR (M)	—	9.56%	10.50%	4/1/2019	$17,880,435	17,783,558	19,037,299	1.39%	K
Soasta, Inc.	Convertible Promissory Note	Fixed	—	10.00%	10.00%	12/16/2017	$2,282,609	2,282,609	5,504,054	0.40%
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.69%	1/1/2019	$3,200,000	3,135,670	3,080,000	0.23%	K
								205,348,625	209,864,270	15.35%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$22,804,525	22,804,525	22,827,329	1.67%
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,822,482	7,681,925	7,830,304	0.57%
								30,486,450	30,657,633	2.24%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	8.20% Cash+3.50% PIK	11.70%	7/2/2017	$21,276,420	21,276,420	21,276,653	1.56%	F/H
Kawa Solar Holdings Limited (Cayman Islands)	Revolving Credit Facility	Fixed	—	8.20%	8.20%	7/2/2017	$4,000,000	4,000,000	4,000,000	0.29%	F/H
								25,276,420	25,276,653	1.85%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	9/1/2021	$21,023,109	20,424,799	21,601,245	1.58%

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.53%	5/31/2018	$332,044	328,743	326,682	0.02%
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.66%	5/31/2018	$1,355,968	1,346,859	1,328,296	0.10%
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.42%	5/31/2018	$7,255,721	7,183,589	7,139,992	0.52%
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,084,285	13,313,989	0.97%	G
U.S. TelePacific Corp.	First Lien Notes	LIBOR (Q)	1.00%	8.50%	9.50%	2/24/2021	$10,000,000	9,715,362	10,000,000	0.73%
								31,658,838	32,108,959	2.34%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	10,900,000	0.80%	E/G

Total Debt Investments								1,254,861,949	1,248,887,808	91.25%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$87,356	0.01%	C/E/H

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,250,956	3,191,938	0.23%	E/F
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,376,251	3,266,101	0.24%	E/F
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	1,909,600	0.14%	C/E
								7,482,520	8,367,639	0.61%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	1,112,351	0.08%	C/E
								556,370	1,255,484	0.09%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	274,213	875	—	C/E
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	611,920	0.05%	C/E
								879,479	612,795	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	1,530,000	0.11%	B/C/E

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,145,286	0.08%	C/E
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	175,168	0.01%	C/E
								1,089,847	1,320,454	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,205,306	0.09%	C/E/F
Rightside Group, Ltd.	Warrants						498,855	2,778,622	366,489	0.03%	C/E
								29,489,670	1,571,795	0.12%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	1,727,622	0.13%	E
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	54,525	—	E
								—	1,782,147	0.13%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	5,222	—	C/E

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						6,818,897	6,818,897	6,818,897	0.50%	C/E/F
Essex Ocean II, LLC	Membership Units						199,430	103,398	159,045	0.01%	C/E/F
								6,922,295	6,977,942	0.51%
Financial Investment Activities
GACP I, LP	Membership Units						16,615,951	16,735,088	16,866,903	1.23%	C/E/I
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	—	C/E/I
								16,907,782	16,868,590	1.23%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	210,035	0.02%	B/E

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Motion Picture and Video Industries
NEG Parent, LLC	Class A Units						1,182,779	$1,235,194	$1,292,023	0.09%	C/E
NEG Parent, LLC	Class P Units						1,537,613	1,537,613	1,551,056	0.11%	C/E
NEG Parent, LLC	Class A Warrants to Purchase Class A Units						343,387	196,086	196,086	0.01%	C/E
NEG Parent, LLC	Class B Warrants to Purchase Class A Units						346,794	198,032	198,032	0.02%	C/E
								3,166,925	3,237,197	0.23%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	95,502	0.01%	C/E/H

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	—	—	C/E
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	4,607,246	0.34%	B/C/E
								1,091,443	4,607,246	0.34%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E
Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E
								2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	—	—	C/E

Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						246,546	522,678	5,300,373	0.39%	C/E
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,123,591	0.08%	B/C/E
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						1,251,630	533,192	794,535	0.06%	C/E
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	204,983	0.01%	C/E
								1,952,432	7,423,482	0.54%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	1,395,350	0.10%	C/E/F/H
								1,395,349	1,395,350	0.10%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	$8,433,884	$6,533,964	0.48%	C/E
Integra Telecom, Inc.	Warrants						346,939	19,920	—	—	C/E
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,199,862	0.16%	C/D/E/H
								11,690,060	8,733,826	0.64%

Total Equity Securities								91,203,870	66,082,062	4.83%

Total Investments								$1,346,065,819	$1,314,969,870

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									53,579,868	3.92%
Cash and Cash Equivalents									53,579,868	3.92%

Total Cash and Investments									$1,368,549,738	100.00%	L

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

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income:
Companies less than 5% owned	$42,446,339	$32,315,238	$77,864,793	$63,126,020
Companies 5% to 25% owned	1,813,901	1,601,175	3,540,324	3,133,903
Companies more than 25% owned	1,721,742	846,686	3,357,076	1,377,699
Dividend income:
Companies less than 5% owned	16,627	—	16,627	—
Lease income:
Companies more than 25% owned	74,457	649,785	148,914	1,425,856
Other income:
Companies less than 5% owned	126,074	182,287	614,422	1,120,975
Companies 5% to 25% owned	31,486	—	31,486	—
Total investment income	46,230,626	35,595,171	85,573,642	70,184,453
Operating expenses
Interest and other debt expenses	7,895,627	5,833,727	15,650,654	11,379,008
Management and advisory fees	5,078,988	4,656,418	10,013,029	9,160,502
Administrative expenses	566,703	416,212	1,133,406	837,948
Legal fees, professional fees and due diligence expenses	561,486	730,916	839,207	1,233,611
Director fees	148,040	89,685	308,009	197,609
Insurance expense	108,180	100,846	216,140	201,780
Custody fees	77,504	75,326	159,391	155,851
Other operating expenses	757,782	558,317	1,335,595	1,014,040
Total operating expenses	15,194,310	12,461,447	29,655,431	24,180,349

Net investment income	31,036,316	23,133,724	55,918,211	46,004,104

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(1,789,103)	(782,817)	(6,876,561)	(3,726,522)
Investments in companies 5% to 25% owned	—	—	—	315,053
Investments in companies more than 25% owned	—	79,742	—	79,742
Net realized loss	(1,789,103)	(703,075)	(6,876,561)	(3,331,727)

Change in net unrealized appreciation/depreciation	(2,812,416)	3,378,436	1,805,081	(816,165)
Net realized and unrealized gain (loss)	(4,601,519)	2,675,361	(5,071,480)	(4,147,892)

Net increase in net assets from operations	26,434,797	25,809,085	50,846,731	41,856,212

Distributions of incentive allocation to the General Partner from:
Net investment income	(6,207,264)	(4,626,745)	(11,183,642)	(9,200,821)

Net increase in net assets applicable to common shareholders resulting from operations	$20,227,533	$21,182,340	$39,663,089	$32,655,391

Basic and diluted earnings per common share	$0.35	$0.43	$0.72	$0.67

Basic and diluted weighted average common shares outstanding	57,275,565	49,224,367	55,170,429	48,985,444

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Losses	Accumulated Net Unrealized Depreciation	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2015	48,834,734	$48,834	$878,383,356	$22,261,793	$(132,483,593)	$(46,233,373)	$721,977,017

Issuance of common stock in public offering, net	2,336,552	2,337	34,956,233	—	—	—	34,958,570
Issuance of common stock from conversion of convertible debt	2,011,900	2,012	30,216,726	—	—	—	30,218,738
Issuance of common stock from dividend reinvestment plan	610	—	9,657	—	—	—	9,657
Equity component of issuance of convertible debt	—	—	3,309,596	—	—	—	3,309,596
Repurchase of common stock	(141,896)	(141)	(1,879,407)	—	—	—	(1,879,548)
Net investment income	—	—	—	95,253,322	—	—	95,253,322
Net realized and unrealized gain (loss)	—	—	—	—	(15,002,148)	15,116,650	114,502
General Partner incentive allocation	—	—	—	(19,050,665)	—	—	(19,050,665)
Regular dividends paid to common shareholders	—	—	—	(73,975,198)	—	—	(73,975,198)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(569,511)	(11,955,963)	12,525,474	—	—
Balance at December 31, 2016	53,041,900	$53,042	$944,426,650	$12,533,289	$(134,960,267)	$(31,116,723)	$790,935,991

Issuance of common stock in public offering, net	5,750,000	5,750	93,591,750	—	—	—	93,597,500
Issuance of common stock from dividend reinvestment plan	302	—	5,181	—	—	—	5,181
Net investment income	—	—	—	55,918,211	—	—	55,918,211
Net realized and unrealized gain (loss)	—	—	—	—	(6,876,561)	1,805,081	(5,071,480)
General Partner incentive allocation	—	—	—	(11,183,642)	—	—	(11,183,642)
Regular dividends paid to common shareholders	—	—	—	(40,260,221)	—	—	(40,260,221)
Balance at June 30, 2017	58,792,202	$58,792	$1,038,023,581	$17,007,637	$(141,836,828)	$(29,311,642)	$883,941,540

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$39,663,089	$32,655,391
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss	6,876,561	3,331,727
Change in net unrealized appreciation/depreciation of investments	(1,804,471)	309,431
Net amortization of investment discounts and premiums	(8,247,248)	(5,261,682)
Amortization of original issue discount on convertible debt	499,353	215,703
Interest and dividend income paid in kind	(7,036,057)	(3,345,527)
Amortization of deferred debt issuance costs	1,714,801	1,268,104
Accrued interest on convertible debt at conversion	—	218,738
Changes in assets and liabilities:
Purchases of investment securities	(399,675,008)	(229,830,692)
Proceeds from sales, maturities and pay downs of investments	276,001,320	186,045,477
Increase in accrued interest income - companies less than 5% owned	2,154,323	850,517
Decrease in accrued interest income - companies 5% to 25% owned	(550,761)	(42,815)
Decrease (increase) in accrued interest income - companies more than 25% owned	5,028	(500,655)
Increase in receivable for investments sold	(14,142,637)	(27,666,936)
Decrease (increase) in prepaid expenses and other assets	(3,260,440)	1,509,520
Increase in payable for investments purchased	28,080,757	34,526,659
Increase (decrease) in incentive allocation payable	1,490,429	(580,861)
Increase in interest payable	387,929	84,960
Increase in payable to the Advisor	392,926	241,611
Decrease in accrued expenses and other liabilities	(483,887)	(1,443,120)
Net cash used in operating activities	(77,933,993)	(7,414,450)

Financing activities
Borrowings	158,000,000	211,700,000
Repayments of debt	(144,000,000)	(193,500,000)
Payments of debt issuance costs	(1,414,500)	(441,350)
Regular dividends paid to common shareholders	(40,260,221)	(35,785,192)
Repurchase of common shares	—	(1,879,548)
Proceeds from issuances of convertible debt	—	30,000,000
Proceeds from shares issued in connection with dividend reinvestment plan	5,181	4,691
Proceeds from common shares sold, net of underwriting and offering costs	93,597,500	—
Net cash provided by financing activities	65,927,960	10,098,601

Net increase (decrease) in cash and cash equivalents	(12,006,033)	2,684,151
Cash and cash equivalents at beginning of period	53,579,868	35,629,435
Cash and cash equivalents at end of period	$41,573,835	$38,313,586

Supplemental cash flow information
Interest payments	$12,256,724	$9,296,792
Excise tax payments	$528,603	$877,879

Non-cash transactions
Conversion of convertible debt	$—	$30,218,738
See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

At June 30, 2017, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$311,791
2	Other direct and indirect observable market inputs *	135,291,771	15,454,800	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,131,662,534	95,645,627	65,359,889
3	Advisor valuations with significant unobservable inputs	—	—	2,221,444
		$1,266,954,305	$111,100,427	$67,893,124
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2017 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,015,710,046	Income approach	Discount rate	6.6% – 22.5% (12.0%)
	58,361,708	Market quotations	Indicative bid/ask quotes	1 (1)
	26,882,534	Market comparable companies	Revenue multiples	0.4x – 3.1x (1.3x)
	30,708,246	Market comparable companies	EBITDA multiples	6.3x – 11.7x (8.5x)
Other Corporate Debt	86,377,627	Market quotations	Indicative bid/ask quotes	1 – 10 (5)
	9,268,000	Market comparable companies	EBITDA multiples	7.9x (7.9x)
Equity	6,189,576	Income approach	Discount rate	4.4% (4.4%)
	36,712,388	Market quotations	Indicative bid/ask quotes	1 (1)
	4,004,469	Market comparable companies	Revenue multiples	0.3x – 4.4x (2.0x)
	20,674,900	Market comparable companies	EBITDA multiples	3.5x – 15.3x (9.1x)
$1,294,889,494

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,067,034,003	$104,393,541	$61,792,694
Net realized and unrealized gains (losses)	(13,511,770)	936,508	(2,436,978)
Acquisitions *	209,568,846	9,493,288	9,972,108
Dispositions	(111,764,964)	(19,177,710)	(3,872,433)
Transfers out of Level 3 †	(19,663,581)	—	—
Reclassifications within Level 3 ‡	—	—	(95,502)
Ending balance	$1,131,662,534	$95,645,627	$65,359,889

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,018,513)	$1,301,688	$898,052
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

‡	Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$84,659	$—	$3,069,245
Net realized and unrealized gains (losses)	66,475	—	(943,303)
Acquisitions *	900	—	—
Dispositions	(152,034)	—	—
Reclassifications within Level 3 †	—	—	95,502
Ending balance	$—	$—	$2,221,444

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$678	$—	$(943,303)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that was reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the three months ended June 30, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,036,044,457	$101,934,853	$64,521,901
Net realized and unrealized gains (losses)	(15,884,043)	(1,345,426)	574,079
Acquisitions *	340,285,633	15,233,910	16,546,413
Dispositions	(198,225,998)	(20,177,710)	(14,404,855)
Transfers out of Level 3 †	(30,557,515)	—	—
Reclassifications within Level 3 ‡	—	—	(1,877,649)
Ending balance	$1,131,662,534	$95,645,627	$65,359,889

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,180,691)	$(980,246)	$3,444,950
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

‡	Comprised of three investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$107,199	$—	$1,560,161
Net realized and unrealized gains (losses)	65,797	—	(1,216,366)
Acquisitions *	(20,962)	—	—
Dispositions	(152,034)	—	—
Reclassifications within Level 3 †	—	—	1,877,649
Ending balance	$—	$—	$2,221,444

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,216,366)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that were reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the six months ended June 30, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

At December 31, 2016, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	89,800,173	21,001,126	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,036,044,457	101,934,853	64,521,901
3	Advisor valuations with significant unobservable inputs	107,199	—	1,560,161
Total		$1,125,951,829	$122,935,979	$66,082,062
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2016 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$847,311,244	Income approach	Discount rate	6.9% – 19.4% (12.1%)
	136,116,277	Market quotations	Indicative bid/ask quotes	1 – 2 (1)
	24,851,412	Market comparable companies	Revenue multiples	0.4x – 2.6x (1.0x)
	27,872,723	Market comparable companies	EBITDA multiples	7.3x – 11.0x (8.4x)
Other Corporate Debt	88,163,213	Market quotations	Indicative bid/ask quotes	1(1)
	13,771,640	Market comparable companies	EBITDA multiples	7.6x – 7.8x (7.7x)
Equity	6,617,084	Income approach	Discount rate	7.3% – 26.2% (7.7%)
	41,442,919	Market quotations	Indicative bid/ask quotes	1(1)
	1,767,102	Market comparable companies	Revenue multiples	0.3x – 2.6x (1.6x)
	16,254,957	Market comparable companies	EBITDA multiples	5.0x – 11.0x (7.7x)
$1,204,168,571

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$974,241,847	$96,551,748	$51,794,409
Net realized and unrealized gains (losses)	4,991,751	(999,400)	(2,055,130)
Acquisitions *	85,456,122	6,918,955	7,650,882
Dispositions	(85,706,829)	—	(4,320,204)
Transfers out of Level 3 †	(5,492,400)	—	—
Transfers into Level 3 ‡	12,883,874	5,776,480	—
Reclassifications within Level 3 §	—	—	(5,061)
Ending balance	$986,374,365	$108,247,783	$53,064,896

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,680,176	$(999,400)	$(1,948,859)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that transferred to Level 2 due to increased observable market activity

‡	Comprised of two investments that transferred from Level 2 due to reduced trading volumes

§	Comprised of one investment that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$316,437	$—	$2,041,779
Net realized and unrealized gains (losses)	(170,072)	—	(191,504)
Reclassifications within Level 3 *	—	—	5,061
Ending balance	$146,365	$—	$1,855,336

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(170,072)	$—	$(191,703)
______________

*	Comprised of one investment that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the three months ended June 30, 2016.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	4,491,020	(2,813,530)	(3,879,799)
Acquisitions *	181,713,809	15,970,303	14,224,626
Dispositions	(146,905,278)	—	(7,230,993)
Transfers out of Level 3 †	(5,492,400)	—	—
Transfers into Level 3 ‡	44,599,877	5,776,480	—
Reclassifications within Level 3 §	—	—	(5,061)
Ending balance	$986,374,365	$108,247,783	$53,064,896

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,356,789	$(2,813,530)	$(3,854,472)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that transferred to Level 2 due to increased observable market activity

‡	Comprised of five investments that transferred from Level 2 due to reduced trading volumes

§	Comprised of one investment that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized gains (losses)	(926,442)	—	(263,132)
Acquisitions *	1,050,297	—	243
Dispositions	(1,101,994)	—	(315,053)
Reclassifications within Level 3 †	—	—	5,061
Ending balance	$146,365	$—	$1,855,336

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(884,375)	$—	$(578,407)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the six months ended June 30, 2016.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.7% and 0.2% of total investments at June 30, 2017 and December 31, 2016, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2017 and December 31, 2016 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Operating Company may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations. The Company was required under the terms of its swap agreement to pledge assets as collateral to secure its obligation. As of June 30, 2017, $0.2 million of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the six months ended June 30, 2017, the Company entered into a cross currency basis swap with a notional amount of $7.2 million. The cross currency basis swap is reported in the Consolidated Statements of Assets and Liabilities as unrealized depreciation on swaps.  Gains and losses from derivatives during the six months ended June 30, 2017 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$(171,006)

During the six months ended June 30, 2016, the Company entered into a GBP put option with a notional amount of £2.7 million.  During the six months ended June 30, 2016, the Company's interest rate cap with a notional amount of $25.0 million expired. Gains and losses from derivatives during the six months ended June 30, 2016 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$—	$417,504
Cross currency basis swap	—	(247,917)
Interest rate cap	(51,750)	51,750

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Costs of approximately $1.1 million were incurred during 2017 in connection with placing and extending TCPC Funding’s revolving credit facility (see Note 4). Costs of approximately $4.1 million were incurred in September 2016 in connection with placing the Company’s unsecured convertible notes (see Note 4). Costs of approximately $0.4 million and $1.2 million were incurred during 2017 and 2016, respectively, in connection with placing the SBA Debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Operating Company, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. As of June 30, 2017, all tax years of the Company, the Operating Company, TCPC Funding and the SBIC since January 1, 2013 remain subject to examination by federal tax authorities. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Company’s investments (including derivatives) for U.S. federal income tax purposes at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Unrealized appreciation	$38,570,222	$33,945,996
Unrealized depreciation	(67,861,702)	(65,041,945)
Net unrealized depreciation	$(29,291,480)	$(31,095,949)

Cost	$1,475,068,330	$1,346,065,819

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

2. Summary of Significant Accounting Policies — (continued)

entities. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. As of June 30, 2017 and December 31, 2016, $7.7 million and $8.2 million in debt issuance costs, respectively, were included in debt in the Consolidated Statements of Assets and Liabilities.

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

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

3. Management Fees, Incentive Compensation and Other Expenses — (continued)

compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. The General Partner’s equity interest in the Operating Company is comprised entirely of such reserve amount, if any. As of June 30, 2017 and December 31, 2016, no such reserve was accrued.

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

Total leverage outstanding and available at June 30, 2017 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50%†	$—	$116,000,000	$116,000,000
Term Loan	2018	L+2.50%†	100,500,000	—	100,500,000
2019 Convertible Notes ($108 million par)	2019	5.25%	106,776,214	—	106,776,214
2022 Convertible Notes ($140 million par)	2022	4.625%	137,129,428	—	137,129,428
TCPC Funding Facility	2021	L+2.50%‡	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2027	2.58%§	75,000,000	75,000,000	150,000,000
Total leverage			594,405,642	$366,000,000	$960,405,642
Unamortized issuance costs			(7,681,532)
Debt, net of unamortized issuance costs			$586,724,110
______________

*	Except for the convertible notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

§
Weighted-average interest rate on pooled loans of $61.0 million, excluding fees of 0.36%. As of June 30, 2017, the remaining $14.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.55% plus fees of 0.36% through September 20, 2017, the date of the next SBA pooling.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

4. Leverage — (continued)

Total leverage outstanding and available at December 31, 2016 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50%†	$—	$116,000,000	$116,000,000
Term Loan	2018	L+2.50%†	100,500,000	—	100,500,000
2019 Convertible Notes ($108 million par)	2019	5.25%	106,547,929	—	106,547,929
2022 Convertible Notes ($140 million par)	2022	4.625%	136,858,359	—	136,858,359
TCPC Funding Facility	2020	L+2.50%‡	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2026	2.58%§	61,000,000	89,000,000	150,000,000
Total leverage			579,906,288	$380,000,000	$959,906,288
Unamortized issuance costs			(8,247,426)
Debt, net of unamortized issuance costs			$571,658,862
______________

*	Except for the convertible notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36%

The combined weighted-average interest rates on total leverage outstanding at June 30, 2017 and December 31, 2016 were 4.03% and 3.95%, respectively.

Total expenses related to debt include:

	Six Months Ended June 30,
	2017	2016
Interest expense	$13,144,006	$9,597,455
Amortization of deferred debt issuance costs	1,714,801	1,268,104
Commitment fees	791,847	513,449
Total	$15,650,654	$11,379,008

Amounts outstanding under the SVCP Facility, the TCPC Funding Facility, the convertible notes and the SBA Debentures are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2017, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes and the 2022 Convertible Notes had estimated fair values of $115.1 million and $143.7 million, respectively. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes were determined using market quotations. At June 30, 2017, the estimated fair values of the SVCP Facility, the TCPC Funding Facility, the convertible notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

4. Leverage — (continued)

Convertible Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At June 30, 2017, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At June 30, 2017, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

4. Leverage — (continued)

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of June 30, 2017 and December 31, 2016, the components of the carrying value of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	June 30, 2017		December 31, 2016
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(1,223,786)	(2,870,572)	(1,452,071)	(3,141,641)
Carrying value of debt	$106,776,214	$137,129,428	$106,547,929	$136,858,359

For the six months ended June 30, 2017 and 2016, the components of interest expense for the convertible notes were as follows:

	Six Months Ended June 30,
	2017		2016
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$2,835,000	$3,255,486	$2,835,000	N/A
Amortization of original issue discount	228,284	271,069	215,703	N/A
Total interest expense	$3,063,284	$3,526,555	$3,050,703	N/A

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the six months ended June 30, 2017 and June 30, 2016. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the six months ended June 30, 2017.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

4. Leverage — (continued)

Advances under the SVCP Facility through July 31, 2014 bore interest at an annual rate equal to 0.44% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility for periods from July 31, 2014 through September 3, 2015 bore interest at an annual rate equal to 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from September 3, 2015 through July 31, 2016 bore interest at an annual rate equal to 1.75% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). Advances under the SVCP Facility from July 31, 2016 through the maturity date of the facility bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Operating Company fail to satisfy certain financial or other covenants. As of June 30, 2017, the Operating Company was in full compliance with such covenants.

SBA Debentures

As of June 30, 2017, the SBIC was able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2017, the Operating Company had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2017 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
		61,000,000	2.58%	*
Non-pooled loans:
June 5, 2017	September 20, 2017	14,000,000	1.55%		0.36%
		$75,000,000
_____________

*	Weighted-average interest rate on pooled loans

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

4. Leverage — (continued)

SBA Debentures outstanding as of December 31, 2016 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
		$61,000,000	2.58%	*
______________

*	Weighted-average interest rate

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $350.0 million, subject to certain collateral and other restrictions. The facility matures on April 26, 2021, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2017, TCPC Funding was in full compliance with such covenants.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2017 and December 31, 2016 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2017	December 31, 2016
Alera Group Intermediate Holdings, Inc.	12/30/2021	$750,000	$833,333
Alera Group Intermediate Holdings, Inc.	12/30/2022	636,443	759,547
Alpheus Communications, LLC	5/31/2018	357,419	357,419
AP Gaming I, LLC	12/20/2018	N/A	12,500,000
Asset International, Inc.	7/31/2020	1,325,721	1,325,721
Auto Trakk SPV, LLC	12/21/2021	3,827,058	3,827,058
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Caliber Home Loans, Inc.	6/30/2020	4,444,444	6,666,667
Edmentum, Inc.	6/9/2020	N/A	3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	4,000,000
Foursquare Labs, Inc.	6/1/2020	3,750,000	N/A
GlassPoint Solar, Inc.	8/1/2020	16,000,000	N/A
Hylan Datacom & Electrical, LLC	7/25/2016	N/A	1,247,989
iGM RFE1 B.V.	10/12/2021	N/A	855,935
InMobi, Inc.	9/1/2018	N/A	7,500,000
Marketo, Inc.	8/16/2016	1,704,545	1,704,545
Mesa Airlines, Inc.	2/28/2022	N/A	9,268,182
Mesa Airlines, Inc.	12/31/2022	9,731,591	9,731,591
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	384,910	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	N/A
RM OpCo, LLC (Real Mex)	3/30/2018	188,903	N/A
Tradeshift Holdings, Inc.	9/1/2020	12,999,919	N/A
VSS-Southern Holdings, LLC	11/3/2020	856,164	856,164
Total Unfunded Balances		$63,499,633	$66,674,093

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

6. Related Party Transactions

The Company, the Operating Company, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Operating Company advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2017 and December 31, 2016, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and the Operating Company and receives reimbursement from the Company and the Operating Company. At June 30, 2017 and December 31, 2016, amounts reimbursable to the Advisor totaled $0.7 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Operating Company (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Operating Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Operating Company. For the six months ended June 30, 2017 and 2016, expenses allocated pursuant to the Administration Agreements totaled $1.1 million and $0.8 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2017:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	302	$17.16	*	$5,181
April 25, 2017 public offering	5,750,000	16.84		93,597,500
______________

*	Weighted-average price per share

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
______________

*	Weighted-average price per share

†	Shares issued in connection with the full conversion of the CNO Note

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

7. Stockholders’ Equity and Dividends — (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 22, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
				$0.72	$40,260,221

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2016:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2016	March 17, 2016	March 31, 2016	Regular	$0.36	$17,530,963
May 10, 2016	June 16, 2016	June 30, 2016	Regular	0.36	18,254,229
				$0.72	$35,785,192

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on May 3, 2017, to be in effect through the earlier of two trading days after the Company’s second quarter 2017 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

There were no share repurchases for the six months ended June 30, 2017.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2016:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	141,896	$13.25	*	$1,879,548
______________

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

8. Earnings Per Share — (continued)

on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net increase in net assets applicable to common shareholders resulting from operations	$20,227,533	$21,182,340	$39,663,089	$32,655,391
Weighted average shares outstanding	57,275,565	49,224,367	55,170,429	48,985,444
Earnings per share	$0.35	$0.43	$0.72	$0.67

9. Subsequent Events

On August 2, 2017, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2017 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 3, 2017, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 29, 2017 to stockholders of record as of the close of business on September 15, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

10. Financial Highlights

	Six Months Ended June 30,
	2017	2016
Per Common Share
Per share NAV at beginning of period	$14.91	$14.78

Investment operations:
Net investment income	1.01	0.94
Net realized and unrealized losses	(0.09)	(0.08)
Incentive allocation reserve and distributions	(0.20)	(0.19)
Total from investment operations	0.72	0.67

Issuance of common stock	0.13	0.01
Distributions to common shareholders from:
Net investment income	(0.72)	(0.72)
Per share NAV at end of period	$15.04	$14.74

Per share market price at end of period	$16.90	$15.28

Total return based on market value (1), (2)	4.3%	14.9%
Total return based on net asset value (1), (3)	5.7%	4.6%

Shares outstanding at end of period	58,792,202	50,705,049

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2017

10. Financial Highlights — (continued)

	Six Months Ended June 30,
	2017	2016
Ratios to average common equity: (4)
Net investment income (5)	12.1%	10.3%
Expenses	7.1%	6.7%
Expenses and incentive allocation (6)	8.4%	8.0%

Ending common shareholder equity	$883,941,540	$747,191,097
Portfolio turnover rate	20.3%	15.3%
Weighted-average leverage outstanding	$594,592,354	$529,701,898
Weighted-average interest rate on leverage	4.5%	3.6%
Weighted-average number of common shares	55,170,429	48,985,444
Average leverage per share	$10.78	$10.81
______________

(1)	Not annualized.

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

(4)	Annualized, except for incentive allocation.

(5)	Net of incentive allocation.

(6)	Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited)

Six Months Ended June 30, 2017

Security	Dividends or Interest (2)	Fair Value at December 31, 2016	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2017

36th Street Capital Partners Holdings, LLC, Membership Units	$—	$6,818,897	$4,088,248	$—	$10,907,145
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	1,875,580	29,203,304	7,388,978	(1,000,000)	35,592,282
AGY Holding Corp., Common Stock	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	509,740	9,268,000	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	63,298	1,049,147	—	(1)	1,049,146
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	293,799	4,869,710	—	(133)	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,205,306	—	(87,887)	1,117,419
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	736,901	12,101,483	717,986	(108,799)	12,710,670
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	124,745	2,846,246	121,560	—	2,967,806
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	50,119	—	3,368,589	—	3,368,589
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,123,591	—	(764,683)	358,908
EPMC HoldCo, LLC, Membership Units	—	210,035	—	—	210,035
Essex Ocean II, LLC, Membership Units	—	159,045	—	(159,045)	—
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	645,647	14,480,002	373	(1,115,117)	13,365,258
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	41,922	—	1,900,733	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	—	4,177,710	(1,058,297)	3,119,413
KAGY Holding Company, Inc., Series A Preferred Stock	—	4,607,246	4,475,409	—	9,082,655
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	1,205,714	21,276,653	357,318	(4,072,441)	17,561,530
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	275,782	4,000,000	6,480,774	(3,887,666)	6,593,108
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	1,395,350	233	(1,395,340)	243
RM Holdco, LLC, Equity Participation	—	—	—	—	—
RM Holdco, LLC, Membership Units	62,972	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	171,723	4,871,284	13,701	—	4,884,985
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	424,335	3,154,770	423,621	(2,668,782)	909,609
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	133,638	3,049,555	133,412	—	3,182,967
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	85,162	1,943,371	85,019	—	2,028,390
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	227,809	4,251,368	2,101,682	—	6,353,050
United N659UA-767, LLC (N659UA)	79,904	3,191,938	57,860	(191,720)	3,058,078
United N661UA-767, LLC (N661UA)	69,010	3,266,101	66,307	(200,910)	3,131,498
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	1,530,000	—	(1,529,500)	500
______________
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
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers’ voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income, amortization of original issue and market discounts and net unrealized appreciation.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations, aircraft depreciation and net unrealized depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC, Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC, Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC, Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Iracore Investments Holdings, Inc., Class A Common Stock	5/8/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC, Class A Units	10/17/16
NEG Parent, LLC, Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class B Warrants to Purchase Class A Units	10/17/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/15
Waterfall International, Inc., Warrants to Purchase Stock	9/16/15

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2016

Investment	Acquisition Date
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
Boomerang Tube Holdings, Inc., Common Stock	2/2/16
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC, Class A Units	10/17/16
NEG Parent, LLC, Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class B Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class P Units	10/17/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soasta, Inc., Warrants to Purchase Series F Preferred Stock	3/4/16
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/15
Waterfall International, Inc., Warrants to Purchase Stock	9/16/15

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities (Unaudited)

June 30, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,288,356,263	$—	$1,288,356,263
Companies 5% to 25% owned	—	79,630,291	—	79,630,291
Companies more than 25% owned	—	77,961,302	—	77,961,302
Investment in subsidiary	1,125,926,346	—	(1,125,926,346)	—
Total investments	1,125,926,346	1,445,947,856	(1,125,926,346)	1,445,947,856

Cash and cash equivalents	—	41,573,835	—	41,573,835
Accrued interest income	—	15,161,528	—	15,161,528
Receivable for investments sold	—	14,142,637	—	14,142,637
Deferred debt issuance costs	—	4,094,377	—	4,094,377
Prepaid expenses and other assets	154,619	4,633,566	—	4,788,185
Total assets	1,126,080,965	1,525,553,799	(1,125,926,346)	1,525,708,418

Liabilities
Debt, net of unamortized issuance costs	239,080,890	347,643,220	—	586,724,110
Payable for investment securities purchased	—	40,429,682	—	40,429,682
Incentive allocation payable	—	6,207,263	—	6,207,263
Interest payable	2,406,250	2,995,392	—	5,401,642
Payable to the Advisor	199,952	518,764	—	718,716
Unrealized depreciation on swaps	—	171,006	—	171,006
Accrued expenses and other liabilities	452,333	1,662,126	—	2,114,459
Total liabilities	242,139,425	399,627,453	—	641,766,878

Net assets	$883,941,540	$1,125,926,346	$(1,125,926,346)	$883,941,540

Composition of net assets
Common stock	$58,792	$—	$—	$58,792
Additional paid-in capital	1,038,023,581	1,273,621,817	(1,273,621,817)	1,038,023,581
Accumulated deficit	(154,140,833)	(147,695,471)	147,695,471	(154,140,833)
Net assets	$883,941,540	$1,125,926,346	$(1,125,926,346)	$883,941,540

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2016

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,175,097,468	$—	$1,175,097,468
Companies 5% to 25% owned	—	69,355,808	—	69,355,808
Companies more than 25% owned	—	70,516,594	—	70,516,594
Investment in subsidiary	1,031,709,637	—	(1,031,709,637)	—
Total investments	1,031,709,637	1,314,969,870	(1,031,709,637)	1,314,969,870

Cash and cash equivalents	—	53,579,868	—	53,579,868
Accrued interest income	—	13,692,194	—	13,692,194
Deferred debt issuance costs	—	3,828,784	—	3,828,784
Prepaid expenses and other assets	371,466	1,156,279	—	1,527,745
Total assets	1,032,081,103	1,387,226,995	(1,031,709,637)	1,387,598,461

Liabilities
Debt, net of unamortized issuance costs	237,871,436	333,787,426	—	571,658,862
Payable for investment securities purchased	—	12,348,925	—	12,348,925
Interest payable	2,298,333	2,715,380	—	5,013,713
Incentive allocation payable	—	4,716,834	—	4,716,834
Payable to the Advisor	—	325,790	—	325,790
Accrued expenses and other liabilities	975,343	1,623,003	—	2,598,346
Total liabilities	241,145,112	355,517,358	—	596,662,470

Net assets	$790,935,991	$1,031,709,637	$(1,031,709,637)	$790,935,991

Composition of net assets
Common stock	$53,042	$—	$—	$53,042
Additional paid-in capital	944,426,650	1,180,024,317	(1,180,024,317)	944,426,650
Accumulated deficit	(153,543,701)	(148,314,680)	148,314,680	(153,543,701)
Net assets	$790,935,991	$1,031,709,637	$(1,031,709,637)	$790,935,991

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$77,864,793	$—	$77,864,793
Companies 5% to 25% owned	—	3,540,324	—	3,540,324
Companies more than 25% owned	—	3,357,076	—	3,357,076
Dividend income:
Companies less than 5% owned	—	16,627	—	16,627
Lease income:
Companies more than 25% owned	—	148,914	—	148,914
Other income:
Companies less than 5% owned	—	614,422	—	614,422
Companies 5% to 25% owned	—	31,486	—	31,486
Total investment income	—	85,573,642	—	85,573,642
Operating expenses
Interest and other debt expenses	7,299,941	8,350,713	—	15,650,654
Management and advisory fees	—	10,013,029	—	10,013,029
Administration expenses	—	1,133,406	—	1,133,406
Legal fees, professional fees and due diligence expenses	321,487	517,720	—	839,207
Director fees	103,638	204,371	—	308,009
Insurance expense	72,043	144,097	—	216,140
Custody fees	1,750	157,641	—	159,391
Other operating expenses	404,576	931,019	—	1,335,595
Total expenses	8,203,435	21,451,996	—	29,655,431

Net investment income (loss)	(8,203,435)	64,121,646	—	55,918,211

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	—	(6,876,561)	—	(6,876,561)
Net realized loss	—	(6,876,561)	—	(6,876,561)

Change in net unrealized appreciation/depreciation	—	1,805,081	—	1,805,081
Net realized and unrealized loss	—	(5,071,480)	—	(5,071,480)

Net increase (decrease) in net assets from operations	(8,203,435)	59,050,166	—	50,846,731

Interest in earnings of subsidiary	47,866,524	—	(47,866,524)	—
Distributions of incentive allocation to the General Partner from net investment income	—	—	(11,183,642)	(11,183,642)
Net increase in net assets applicable to common equityholders resulting from operations	$39,663,089	$59,050,166	$(59,050,166)	$39,663,089

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2016

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$63,126,020	$—	$63,126,020
Companies 5% to 25% owned	—	3,133,903	—	3,133,903
Companies more than 25% owned	—	1,377,699	—	1,377,699
Lease income:
Companies more than 25% owned	—	1,425,856	—	1,425,856
Other income:
Companies less than 5% owned	—	1,120,975	—	1,120,975
Total investment income	—	70,184,453	—	70,184,453

Operating expenses
Interest and other debt expenses	3,611,841	7,767,167	—	11,379,008
Management and advisory fees	—	9,160,502	—	9,160,502
Legal fees, professional fees and due diligence expenses	689,903	543,708	—	1,233,611
Administration expenses	—	837,948	—	837,948
Director fees	64,878	136,902	—	201,780
Insurance expense	64,670	132,939	—	197,609
Custody fees	1,750	154,101	—	155,851
Other operating expenses	418,106	595,934	—	1,014,040
Total expenses	4,851,148	19,329,201	—	24,180,349

Net investment income (loss)	(4,851,148)	50,855,252	—	46,004,104

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	—	(3,726,522)	—	(3,726,522)
Investments in companies 5% to 25% owned	—	315,053	—	315,053
Investments in companies more than 25% owned	—	79,742	—	79,742
Net realized loss	—	(3,331,727)	—	(3,331,727)

Change in net unrealized appreciation/depreciation	—	(816,165)	—	(816,165)
Net realized and unrealized loss	—	(4,147,892)	—	(4,147,892)

Net increase (decrease) in net assets from operations	(4,851,148)	46,707,360	—	41,856,212

Interest in earnings of subsidiary	37,506,539	—	(37,506,539)	—
Distributions of incentive allocation to the General Partner from net investment income	—	—	(9,200,821)	(9,200,821)
Net increase in net assets applicable to common equityholders resulting from operations	$32,655,391	$46,707,360	$(46,707,360)	$32,655,391

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2017, 85.4% of our total assets were invested in qualifying assets.

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

As of June 30, 2017, less than 0.1% of our investments were categorized as Level 1, 10.4% were categorized as Level 2, 89.4% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2017, we invested approximately $266.9 million, comprised of new investments in nine new and five existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.8% were in senior secured debt comprised of senior secured loans ($250.2 million, or 93.7% of total acquisitions) and senior secured notes ($10.9 million, or 4.1% of total acquisitions). The remaining $5.8 million (2.2% of total acquisitions) were comprised of $5.4 million in equity interests in two portfolios of debt and lease assets, as well as $0.4 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $159.0 million in proceeds from sales or repayments of investments during the three months ended June 30, 2017.

During the three months ended June 30, 2016, we invested approximately $119.1 million, comprised of new investments in five new and four existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 93.8% were in senior secured debt comprised of senior secured loans ($88.5 million, or 74.3% of total acquisitions) and senior secured notes ($23.2 million, or 19.5% of total acquisitions). The remaining $7.4 million (6.2% of total acquisitions) were comprised of $7.3 million in equity interests in two portfolios of debt and lease assets, as well as $0.1 million in a warrant position received in connection with a debt investment. Additionally, we received approximately $119.9 million in proceeds from sales or repayments of investments during the three months ended June 30, 2016.

During the six months ended June 30, 2017, we invested approximately $406.7 million, comprised of new investments in thirteen new and ten existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.0% were in senior secured debt comprised of senior secured loans ($377.1 million, or 92.7% of total acquisitions) and senior secured notes ($17.5 million, or 4.3% of total acquisitions). The remaining $12.1 million (3.0% of total acquisitions) were comprised of $11.1 million in equity interests in two portfolios of debt and lease assets, as well as $1.0 million in four warrant positions received in connection with debt investments. Additionally, we received approximately $276.0 million in proceeds from sales or repayments of investments during the six months ended June 30, 2017.

During the six months ended June 30, 2016, we invested approximately $233.2 million, comprised of new investments in nine new and six existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 94.3% were in senior secured debt comprised of senior secured loans ($180.4 million, or 77.3% of total acquisitions) and senior secured notes ($39.6 million, or 17.0% of total acquisitions). The remaining $13.2 million (5.7% of total acquisitions) were comprised of $12.3 million in equity interests in two portfolios of debt and lease assets, as well as $0.9 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $186.0 million in proceeds from sales or repayments of investments during the six months ended June 30, 2016.

At June 30, 2017, our investment portfolio of $1,445.9 million (at fair value) consisted of 94 portfolio companies and was invested 95.3% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 86.5% in senior secured loans, 8.8% in senior secured notes and 4.7% in equity investments. Our average portfolio company investment at fair value was approximately $15.4 million. Our largest portfolio company investment by value was approximately $46.5 million and our five largest portfolio company investments by value comprised approximately 13.9% of our portfolio at June 30, 2017.

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

The industry composition of our portfolio at fair value at June 30, 2017 was as follows:

Industry	Percent of Total Investments
Software Publishing	14.6%
Computer Systems Design and Related Services	9.0%
Credit (Nondepository)	6.4%
Lessors of Nonfinancial Licenses	3.9%
Business Support Services	3.6%
Equipment Leasing	3.3%
Air Transportation	3.3%
Management, Scientific, and Technical Consulting Services	3.2%
Data Processing and Hosting Services	3.2%
Hospitals	3.1%
Chemicals	2.8%
Credit Related Activities	2.7%
Scientific Research and Development Services	2.7%
Other Real Estate Activities	2.6%
Utility System Construction	2.5%
Advertising, Public Relations and Marketing	2.4%
Insurance	2.2%
Radio and Television Broadcasting	2.2%
Textile Furnishings Mills	2.1%
Other Telecommunications	2.0%
Amusement and Recreation	1.7%
Other Manufacturing	1.7%
Financial Investment Activities	1.6%
Other Publishing	1.5%
Wholesalers	1.4%
Other Information Services	1.4%
Real Estate Leasing	1.4%
Educational Support Services	1.3%
Apparel Manufacturing	1.3%
Restaurants	1.2%
Retail	1.2%
Building Equipment Contractors	1.0%
Other	5.5%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 11.06% at June 30, 2017 and 10.92% at December 31, 2016. At June 30, 2017, 85.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 14.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 79.4% at June 30, 2017. At December 31, 2016, 80.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 19.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.0% at December 31, 2016.

Results of operations

Investment income

Investment income totaled $46.2 million and $35.6 million, respectively, for the three months ended June 30, 2017 and 2016, of which $46.0 million and $34.8 million were attributable to interest and fees on our debt investments, $0.1 million and $0.6 million to lease income and $0.1 million and $0.2 million to other income, respectively. Included in interest and fees on our debt investments were $8.4 million and $2.0 million of income related to prepayments for the three months ended June 30, 2017 and 2016, respectively. The increase in investment income in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 reflects an increase in interest income due to the increase in prepayment income and the larger portfolio size during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by a decrease in lease income.

Investment income totaled $85.6 million and $70.2 million, respectively, for the six months ended June 30, 2017 and 2016, of which $84.8 million and $67.6 million were attributable to interest and fees on our debt investments, $0.2 million and $1.4 million to lease income and $0.6 million and $1.1 million to other income, respectively. Included in interest and fees on our debt investments were $11.7 million and $2.9 million of non-recurring income related to prepayments for the six months ended June 30, 2017 and 2016, respectively. The increase in investment income in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflects an increase in interest income due to the increase in prepayment income and the larger portfolio size during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by a decrease in lease and other income.

Expenses

Total operating expenses for the three months ended June 30, 2017 and 2016 were $15.2 million and $12.5 million, respectively, comprised of $7.9 million and $5.8 million in interest expense and related fees, $5.1 million and $4.7 million in base management fees, $0.6 million and $0.7 million in legal and professional fees, $0.6 million and $0.4 million in administrative expenses, and $1.1 million and $0.8 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily reflects the increase in interest expense and other costs related to the increase in outstanding debt, as well as the higher average interest rate following the issuance of the 2022 Convertible Notes and the increase in LIBOR rates during the period.

Total operating expenses for the six months ended June 30, 2017 and 2016 were $29.7 million and $24.2 million, respectively, comprised of $15.7 million and $11.4 million in interest expense and related fees, $10.0 million and $9.2 million in base management fees, $0.8 million and $1.2 million in legal and professional fees, $1.1 million and $0.8 million in administrative expenses, and $2.0 million and $1.6 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily reflects the increase in interest expense and other costs related to the increase in outstanding debt, as well as the higher average interest rate following the issuance of the 2022 Convertible Notes and the increase in LIBOR rates during the period.

Net investment income

Net investment income was $31.0 million and $23.1 million, respectively, for the three months ended June 30, 2017 and 2016. The increase in net investment income in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the three months ended June 30, 2017.

Net investment income was $55.9 million and $46.0 million, respectively, for the six months ended June 30, 2017 and 2016. The increase in net investment income in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the six months ended June 30, 2017.

Net realized and unrealized gain or loss

Net realized losses for the three months ended June 30, 2017 and 2016 were $1.8 million and $0.7 million, respectively. Net realized losses during the three months ended June 30, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, most of which had been recognized on an unrealized basis in prior periods.  This loss was partially offset by a $7.0 million gain on the sale of our equity in Blackline and a $1.7 million gain on the sale of our equity in Soasta.

Net realized losses for the six months ended June 30, 2017 and 2016 were $6.9 million and $3.3 million, respectively. Net realized losses during the six months ended June 30, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group and a $1.5 million loss on the disposition of our investment in Integra Telecom Holdings. Substantially all of the losses had been recognized on an unrealized basis in prior periods.  These losses were partially offset by a $7.0 million gain on the sale of our equity in Blackline and $1.7 million gain on the sale of our equity in Soasta. The net realized loss during the six months ended June 30, 2016 was primarily due to the taxable reorganization of our investment in Boomerang Tube, LLC.

For the three months ended June 30, 2017 and 2016, the change in net unrealized appreciation/depreciation was $(2.8) million and $3.4 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2017 was primarily due to a $5.3 million markdown of Kawa, partially offset by mark to market adjustments resulting from narrower market yield spreads on various holdings. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2016 was comprised primarily of mark-to-market adjustments resulting from narrower market yield spreads during the quarter and a $1.6 million gain on our loan to MD America Energy, LLC, which we sold back to the company, partially offset by certain net markdowns.

For the six months ended June 30, 2017 and 2016, the change in net unrealized appreciation/depreciation was $1.8 million and $(0.8) million, respectively. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2017 was comprised primarily of the reversal of previously recognized unrealized losses as well as various market gains resulting from generally tighter spreads, partially offset by a $6.2 million markdown of Kawa as well as a $2.6 million markdown of Real Mex in line with industry comparables.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no U.S. federal excise tax recorded during the three months ended June 30, 2017 and 2016.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended June 30, 2017 and 2016 was $6.2 million and $4.6 million, respectively. Incentive compensation for the three months ended June 30, 2017 and 2016 was distributable due to our performance exceeding the total return threshold.

Incentive compensation distributable to the General Partner for the six months ended June 30, 2017 and 2016 was $11.2 million and $9.2 million, respectively. Incentive compensation for the six months ended June 30, 2017 and 2016 was distributable due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $20.2 million and $21.2 million for the three months ended June 30, 2017 and 2016, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the three months ended June 30, 2017 is primarily due to the net realized and unrealized loss during the three months ended June 30, 2017 compared to the net realized and unrealized gain during the three months ended June 30, 2016, partially offset by the increase in net investment income after incentive compensation.

The net increase in net assets applicable to common shareholders resulting from operations was $39.7 million and $32.7 million for the six months ended June 30, 2017 and 2016, respectively. The higher net increase in net assets applicable to common shareholders resulting from operations during the six months ended June 30, 2017 is primarily due to the higher net investment income during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

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

The following table summarizes the total shares issued and proceeds received in offerings of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2017.

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	302	$17.16	*	$5,181
April 25, 2017 public offering	5,750,000	16.84		93,597,500
______________

*	Weighted-average price per share.

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
______________

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on May 3, 2017, to be in effect through the earlier of two trading days after our second quarter 2017 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. There were no share repurchases for the six months ended June 30, 2017.

Total leverage outstanding and available under the combined Leverage Program at June 30, 2017 were as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50%†	$—	$116,000,000	$116,000,000
Term Loan	2018	L+2.50%†	100,500,000	—	100,500,000
2019 Convertible Notes ($108 million par)	2019	5.25%	106,776,214	—	106,776,214
2022 Convertible Notes ($140 million par)	2022	4.625%	137,129,428	—	137,129,428
TCPC Funding Facility	2021	L+2.50%‡	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2027	2.58%§	75,000,000	75,000,000	150,000,000
Total leverage			594,405,642	$366,000,000	$960,405,642
Unamortized issuance costs			(7,681,532)
Debt, net of unamortized issuance costs			$586,724,110
______________

*	Except for the convertible notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

§
Weighted-average interest rate on pooled loans of $61.0 million, excluding fees of 0.36%. As of June 30, 2017, the remaining $14.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.55% plus fees of 0.36% through September 20, 2017, the date of the next SBA pooling.

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

Net cash used in operating activities during the six months ended June 30, 2017 was $77.9 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $123.7 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $45.8 million.

Net cash provided by financing activities was $65.9 million during the six months ended June 30, 2017, consisting primarily of $93.6 million of net proceeds from the public offering of common stock on April 25, 2017 and $14.0 million of net borrowings of debt, reduced by the $40.3 million in regular dividends paid on common equity and payment of $1.4 million in debt issuance costs.

At June 30, 2017, we had $41.6 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2017, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The SVCP Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the TCPC Funding Facility mature in July 2018, December 2019, March 2022 and April 2021, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the six months ended June 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 22, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
				$0.72	$40,260,221

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2016	March 17, 2016	March 31, 2016	Regular	$0.36	$17,530,963
May 10, 2016	June 16, 2016	June 30, 2016	Regular	0.36	18,254,229
				$0.72	$35,785,192

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the six months ended June 30, 2017 and 2016:

	2017	2016
Shares Issued	302	311
Average Price Per Share	$17.16	$15.08
Proceeds	$5,181	$4,691

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

Recent Developments

On August 2, 2017, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2017 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 3, 2017, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 29, 2017 to stockholders of record as of the close of business on September 15, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2017, 85.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2017, the percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 79.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2017 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$41,034,644	$(10,515,000)	$30,519,644
Up 200 basis points	28,432,001	(7,010,000)	21,422,001
Up 100 basis points	15,829,357	(3,505,000)	12,324,357
Down 100 basis points	(5,951,556)	3,505,000	(2,446,556)
Down 200 basis points	(6,680,265)	4,424,712	(2,255,553)
Down 300 basis points	(6,680,265)	4,424,712	(2,255,553)

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

Item 1.     Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2017, we are currently not a party to any pending material legal proceedings.

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

Item 6.     Exhibits

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
______________
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

Date: August 3, 2017
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: August 3, 2017
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer