Form 10-Q
period 2017-09-30
TCP Capital Corp.
filed 2017-11-07
CIK 1370755

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2017

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 6, 2017 was 58,792,364.

TCP CAPITAL CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2017 (unaudited) and December 31, 2016	2
	Consolidated Schedule of Investments as of September 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	19
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016	20
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	21
	Notes to Consolidated Financial Statements (unaudited)	22
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016	48
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2017 (unaudited) and December 31, 2016	50
	Consolidating Statements of Assets and Liabilities as of September 30, 2017 (unaudited) and December 31, 2016	52
	Consolidating Statements of Operations for the nine months ended September 30, 2017 (unaudited) and September 30, 2016 (unaudited)	54

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	74

Part II.	Other Information

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	75

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,378,833,997 and $1,174,421,611, respectively)	$1,389,967,667	$1,175,097,468
Companies 5% to 25% owned (cost of $86,080,592 and $75,508,585, respectively)	74,735,725	69,355,808
Companies more than 25% owned (cost of $95,435,060 and $96,135,623, respectively)	64,047,095	70,516,594
Total investments (cost of $1,560,349,649 and $1,346,065,819, respectively)	1,528,750,487	1,314,969,870

Cash and cash equivalents	71,929,885	53,579,868
Accrued interest income:
Companies less than 5% owned	17,600,493	12,713,025
Companies 5% to 25% owned	2,237,834	953,561
Companies more than 25% owned	11,763	25,608
Receivable for investments sold	13,414,257	—
Deferred debt issuance costs	3,664,315	3,828,784
Prepaid expenses and other assets	4,506,089	1,527,745
Total assets	1,642,115,123	1,387,598,461

Liabilities
Debt, net of unamortized issuance costs of $8,417,444 and $8,247,426, respectively	665,378,107	571,658,862
Payable for investments purchased	85,545,089	12,348,925
Incentive allocation payable	5,513,546	4,716,834
Interest payable	4,526,655	5,013,713
Payable to the Advisor	1,094,249	325,790
Unrealized depreciation on swaps	470,202	—
Accrued expenses and other liabilities	2,190,308	2,598,346
Total liabilities	764,718,156	596,662,470

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$877,396,967	$790,935,991

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,792,364 and 53,041,900 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	$58,792	$53,042
Paid-in capital in excess of par	1,038,026,254	944,426,650
Accumulated net investment income	17,896,625	12,533,289
Accumulated net realized losses	(146,500,724)	(134,960,267)
Accumulated net unrealized depreciation	(32,083,980)	(31,116,723)
Net assets applicable to common shareholders	$877,396,967	$790,935,991

Net assets per share	$14.92	$14.91

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (M)	—	8.81%	10.19%	6/1/2020	$18,750,000	$18,383,852	$18,334,875	1.15%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.00% Exit Fee)	LIBOR (M)	1.37%	8.13%	9.50%	12/31/2019	$24,897,542	24,372,226	24,353,215	1.52%	H/L/N
Videology Media Technologies, LLC	First Lien UK Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	10.00%	11.32%	1/10/2020	$8,170,996	8,170,996	8,170,996	0.51%	L/N
Videology Media Technologies, LLC	First Lien US Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	8.50%	9.82%	1/10/2020	$2,647,385	2,647,385	2,647,385	0.17%	L/N
								53,574,459	53,506,471	3.35%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	8.63%	7/15/2022	$12,478,783	12,326,601	12,728,359	0.80%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.50%	12/14/2021	$15,025,436	14,800,541	15,029,944	0.94%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	8.50%	2/28/2022	$8,723,671	8,589,297	8,680,488	0.54%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	8.50%	7/31/2022	$3,621,731	3,566,306	3,578,814	0.22%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	8.50%	9/30/2022	$5,560,909	5,463,631	5,466,652	0.34%	N
								44,746,376	45,484,257	2.84%
Amusement and Recreation
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	9.83%	11/3/2020	$24,342,738	23,968,373	24,707,879	1.54%	N
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	N/A	11/3/2020	$—	(13,214)	12,842	—	K/N
								23,955,159	24,720,721	1.54%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.05%	6/3/2021	$8,957,976	8,836,152	9,047,555	0.57%	N
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.55%	6/3/2021	$9,305,317	9,190,600	9,463,507	0.59%	N
								18,026,752	18,511,062	1.16%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.74%	7/25/2021	$13,805,441	13,635,230	13,915,884	0.87%	N

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	(3,251)	(18,600)	—	K/N
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.57%	11/30/2019	$23,000,000	22,776,712	22,893,050	1.43%	L/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.57%	6/30/2023	$31,000,000	30,624,810	29,267,100	1.83%	N
								53,398,271	52,141,550	3.26%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	—	10.63%	12.00%	2/1/2018	$2,824,919	2,829,948	2,824,919	0.18%	L/N
Green Biologics, Inc.	Convertible Note	Fixed	—	10.00% PIK	10.00%	6/30/2019	$7,500,000	7,355,902	5,853,750	0.37%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10.00% PIK	10.00%	12/31/2020	$8,106,004	7,940,893	6,376,993	0.40%	L/N
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.33%	10/12/2021	$877,431	872,110	927,444	0.06%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.33%	10/12/2021	$3,792,122	3,768,558	4,008,273	0.25%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	€6,418,239	7,011,284	8,014,710	0.50%	D/H/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	11.19%	4/1/2019	$10,000,000	9,604,298	9,828,000	0.61%	L/N
								39,382,993	37,834,089	2.37%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	9.05%	12/11/2018	$14,442,682	14,298,255	13,409,308	0.84%	B/N

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.73%	12/21/2021	$32,392,942	$31,954,106	$32,602,257	2.04%	N
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.74%	6/30/2020	$15,555,556	15,399,451	15,735,556	0.98%	N
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$28,678,000	28,593,384	29,538,340	1.85%	E/G/H/N
								75,946,941	77,876,153	4.87%
Credit Related Activities
Pacific Union Financials, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.74%	4/21/2022	$25,000,000	24,765,887	25,108,750	1.57%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.09%	12/20/2021	$14,659,047	14,532,703	14,644,388	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	8.09%	12/20/2021	$89,514	83,765	88,843	0.01%	N
								39,382,355	39,841,981	2.49%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.75%	8.08%	9/1/2022	$7,969,241	7,849,702	7,849,702	0.49%	H/N
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.08%	9/1/2022	$9,900,000	9,731,240	9,751,500	0.61%	H/N
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.32%	3/14/2024	$10,925,551	10,612,225	10,696,115	0.67%	N
Dealersocket, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.37%	2/10/2021	$15,750,000	15,285,565	15,750,000	0.98%	N
Fidelis Acquisitionco, LLC	First Lien Bridge Term Loan	LIBOR (M)	1.00%	6.00% Cash+2.00% PIK	9.38%	10/13/2017	$3,182,143	3,163,821	3,182,143	0.20%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash+2.00% PIK	9.32%	11/4/2019	$43,214,417	42,779,942	39,178,191	2.45%	N
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.32%	11/4/2019	$3,182,143	3,182,143	2,884,931	0.18%	N
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.83%	8/16/2021	$23,295,455	22,722,018	23,295,455	1.46%	N
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	N/A	8/16/2021	$—	(39,766)	—	—	K/N
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$2,296,200	2,296,200	2,296,200	0.14%	H/N
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$10,240,000	10,210,950	10,240,000	0.64%	H/N
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$3,702,400	3,702,400	3,702,400	0.23%	N
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.32%	9/3/2018	$3,120,000	3,121,990	3,120,000	0.19%	N
								134,618,430	131,946,637	8.24%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.50%	7.74%	9/20/2022	$22,647,306	22,197,368	22,194,361	1.39%	N
Applause App Quality, Inc.	First Revolver	LIBOR (M)	1.00%	6.50%	N/A	9/20/2022	$—	(30,014)	—	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	9/20/2025	$10,578,112	10,525,221	10,694,947	0.67%
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.24%	4/3/2022	$8,184,324	8,069,799	8,286,628	0.52%	J
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$15,000,000	15,000,000	15,000,000	0.94%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.30%	5/1/2022	$12,022,227	11,852,990	11,895,993	0.74%	N
Pulse Secure, LLC	Revolver	LIBOR (Q)	1.00%	7.00%	N/A	5/1/2022	$—	(18,491)	(14,096)	—	K/N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.49%	5/5/2025	$9,675,000	9,608,020	9,872,564	0.62%
								77,204,893	77,930,397	4.88%
Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,033,675	3,033,675	3,033,675	0.19%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$14,054,482	13,646,311	11,173,317	0.70%	B/N
								16,679,986	14,206,992	0.89%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$7,570,571	7,488,052	7,394,555	0.46%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$1,603,779	1,579,327	1,567,373	0.10%	N
								9,067,379	8,961,928	0.56%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$21,696,871	21,696,871	21,696,871	1.36%	E/F/N
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$1,696,898	1,696,898	—	—	C/N
								23,393,769	21,696,871	1.36%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (Q)	1.25%	6.75%	8.08%	3/15/2018	$233,324	$230,588	$230,990	0.01%	N

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$5,727,386	5,705,475	5,727,386	0.36%	N

Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.45%	2/6/2020	$14,792,003	14,707,122	14,939,923	0.93%	N
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.74%	2/14/2021	$29,288,064	28,909,527	29,280,742	1.83%	N
								43,616,649	44,220,665	2.76%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	5.50%	6.74%	12/30/2022	$124,583	116,283	126,249	0.01%	N
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	5.50%	N/A	12/30/2021	$—	(7,558)	—	—	K/N
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	6.74%	12/30/2022	$3,390,085	3,360,563	3,396,866	0.21%	N
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.99%	6/8/2023	$8,277,983	8,130,115	8,257,288	0.52%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.91%	8/29/2019	$20,060,606	19,698,428	20,060,606	1.25%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.97%	8/29/2019	$4,320,000	4,245,257	4,320,000	0.27%	N
								35,543,088	36,161,009	2.26%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.99%	9/29/2025	$15,000,000	14,887,500	15,150,000	0.95%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	10.90%	3/21/2022	$33,544,709	33,232,910	33,199,199	2.07%	N
								48,120,410	48,349,199	3.02%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (M)	1.00%	10.77%Cash +0.50%PIK	12.60%	6/16/2022	$24,259,932	23,339,619	23,495,744	1.47%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.06%	10/31/2019	$23,297,434	23,037,915	23,297,434	1.45%	N
								46,377,534	46,793,178	2.92%
Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.33%	10/17/2022	$1,548,210	1,548,210	1,548,210	0.10%	N

Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.50%	9.84%	7/31/2020	$1,251,626	1,231,645	1,246,933	0.08%	N
Asset International, Inc.	Revolver Loan	LIBOR (Q)	1.00%	8.50%	9.84%	7/31/2020	$491,303	482,070	489,092	0.03%	N
Asset International, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.83%	7/31/2020	$15,213,518	15,042,452	15,179,287	0.95%	N
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.74%	2/26/2024	$12,839,252	12,712,038	12,710,859	0.79%	N
								29,468,205	29,626,171	1.85%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.58%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,146	0.06%	B/N
								13,505,040	15,186,723	0.94%
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	10.31%	4/29/2021	$8,247,890	8,121,791	8,313,875	0.52%	N
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.75%	12/23/2021	$13,125,000	11,957,589	13,075,781	0.82%
Patient Point Network Solutions, LLC	First Lien Second Out Term Loan	LIBOR (M)	1.00%	7.50%	8.74%	6/26/2022	$7,003,544	6,916,582	6,916,000	0.43%	N
Patient Point Network Solutions, LLC	Revolver	LIBOR (M)	1.00%	7.50%	N/A	6/26/2022	$—	(5,366)	(5,506)	—	K/N
								26,966,596	28,300,150	1.77%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pharmaceuticals
Nephron Pharmaceuticals Corporation	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.75%	9.99%	8/7/2019	$44,047,447	$42,913,836	$43,122,451	2.69%	N

Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	10.29%	12/23/2019	$12,794,670	12,703,330	12,794,670	0.80%	N
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.26%	4/17/2024	$25,202,549	24,954,120	25,782,207	1.61%	N
								37,657,450	38,576,877	2.41%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,542,458	0.28%	N
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	9.25%	6/20/2025	$25,846,154	25,620,000	26,120,769	1.63%	N
								30,090,968	30,663,227	1.91%
Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.25%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.23%	1/23/2023	$11,536,391	11,508,154	11,644,545	0.73%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	10.74%	1/12/2020	$14,000,000	13,879,590	13,748,000	0.86%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.23%	10/13/2022	$5,000,000	4,913,427	5,100,000	0.32%	N
								18,793,017	18,848,000	1.18%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,072,771	2,072,771	1,705,683	0.11%	B/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,892,097	4,608,710	4,892,097	0.30%	B/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$10,327,904	10,327,904	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,252,610	3,237,187	2,676,572	0.17%	B/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$6,490,093	6,490,093	6,490,103	0.40%	B/N
								26,736,665	15,764,455	0.98%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.81%	3/15/2021	$4,432,934	4,361,693	4,399,687	0.27%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.07%	9/12/2022	$11,149,443	10,871,171	10,870,707	0.68%	N
								15,232,864	15,270,394	0.95%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	10.00%	10.00%	10/1/2021	$1,273,204	1,240,014	1,062,330	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	10.00%	10.00%	10/1/2021	$3,248,857	3,166,787	2,710,765	0.17%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	—	12.00%	12.00%	10/1/2023	$6,729,804	3,428,151	1,716,100	0.11%	E/G/H/N
								7,834,952	5,489,195	0.35%
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	—	2.50%	3.81%	4/29/2020	$1,857,267	1,671,540	1,798,456	0.11%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	Second Lien Term Loan	LIBOR (Q)	—	2.50%	3.81%	4/29/2020	$4,189,589	2,787,440	4,084,849	0.25%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.80%	11/3/2021	$34,930,560	34,339,828	35,017,889	2.19%	G
								38,798,808	40,901,194	2.55%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash+1.00% PIK	12.30%	12/19/2019	$21,061,727	21,061,727	20,988,011	1.31%	L/N
Lexmark Carpet Mills, Inc.	First Lien Term Loan B (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash+1.00% PIK	12.30%	12/19/2019	$7,224,662	7,124,139	7,199,375	0.45%	L/N
								28,185,866	28,187,386	1.76%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.08%	6/1/2025	$7,611,914	$7,536,412	$7,726,092	0.48%	N

Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%Cash+2.00%PIK	16.31%	7/16/2018	$17,446,997	17,452,145	17,446,997	1.09%	H/N
Actifio, Inc.	First Lien Term Loan (2.0% Exit Fee)	LIBOR (M)	1.00%	7.50% Cash+1.00% PIK	9.88%	11/1/2020	$35,204,503	34,711,491	34,708,120	2.17%	L/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	11.00%	1/31/2020	$30,534,114	30,242,898	30,089,843	1.88%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	10.06%	3/31/2019	$36,505,910	36,256,859	36,816,210	2.30%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.24%	11/4/2021	$26,358,696	25,825,375	25,939,592	1.62%	H/N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.33%	9/19/2025	$24,325,623	24,082,367	24,386,437	1.52%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80% Cash+8.45% PIK	12.63%	1/26/2022	$19,316,029	18,756,824	18,947,092	1.18%	N
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.80%	12/31/2017	$5,621,605	5,607,200	5,613,173	0.35%	N
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	—	13.00%	14.32%	9/10/2021	$11,513,362	11,235,273	11,789,683	0.74%	N
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	—	13.00%	14.32%	9/10/2021	$11,513,362	11,235,273	11,789,683	0.74%	H/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	8.88%	10.25%	9/1/2020	$14,529,322	13,826,524	13,876,940	0.87%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	11.25%	1/1/2019	$2,255,976	2,210,023	2,224,505	0.14%	L/N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.49%	7/31/2022	$16,397,517	16,077,665	16,069,567	1.00%	N
Xactly Corporation	Revolver	LIBOR (M)	1.00%	7.25%	N/A	7/31/2022	$—	(27,167)	(28,110)	—	K/N
								247,492,750	249,669,732	15.6%
Utility System Construction
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	—	11.44%	12.81%	8/1/2020	$3,912,604	3,585,789	3,804,828	0.24%	L/N
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan A	LIBOR (M)	—	11.44%	N/A	8/1/2020	$—	—	—	—	N
GlassPoint Solar, Inc.	First Lien Delay Draw Term Loan B	LIBOR (M)	—	11.44%	N/A	8/1/2020	$—	—	—	—	N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	8.00% PIK	9.34%	7/2/2018	$17,471,897	17,471,897	16,700,513	1.04%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	LIBOR (Q)	—	—	—	7/2/2018	$6,072,441	6,072,441	6,072,441	0.38%	C/F/H/N
								27,130,127	26,577,782	1.66%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.74%	9/1/2021	$20,224,763	19,723,119	20,629,259	1.29%	N

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.73%	5/31/2018	$325,447	322,212	325,252	0.02%	N
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.51%	5/31/2018	$1,321,328	1,315,866	1,320,321	0.08%	N
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.72%	5/31/2018	$7,110,607	7,039,918	7,106,340	0.44%	N
								8,677,996	8,751,913	0.54%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,443,750	0.71%	E/G

Total Debt Investments								1,468,606,760	1,463,294,967	91.42%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock						1,125,000	$185,450	$177,750	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock						995,902	159,270	159,245	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock						1,049,996	276,492	486,148	0.03%	C/E/H/N
								621,212	823,143	0.05%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,979,575	2,983,358	0.19%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,088,529	3,057,259	0.19%	E/F/N
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	3,451,916	0.22%	C/E/N
								6,923,417	9,492,533	0.60%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						803,961	325,432	604,016	0.04%	C/E/N
								556,370	747,149	0.05%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	272,807	1,546	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock						800,000	605,266	806,400	0.05%	C/E/N
								878,073	807,946	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	500	—	B/C/E/N

Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,049	1,255,527	0.08%	C/E/F/N

Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,595	—	B/C/E/N

Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	480,640	0.03%	E/N
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	15,170	—	E/N
								—	495,810	0.03%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	1,843	—	C/E/N

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						7,082,618	7,082,618	9,445,380	0.59%	C/E/F/N
Essex Ocean II, LLC	Membership Units						199,430	103,398	—	—	C/E/F/N
								7,186,016	9,445,380	0.59%
Financial Investment Activities
GACP I, LP	Membership Units						16,607,783	16,697,588	17,159,258	1.07%	E/I/N

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	210,035	0.01%	B/E/N

Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	45,621	—	C/E/H/N

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units						2,720,392	$2,772,807	$3,319,966	0.21%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units						343,387	196,086	51,714	—	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units						346,794	198,032	52,227	—	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units						407	—	1,201,138	0.08%	C/N
								3,166,925	4,625,045	0.29%

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	11,021,542	0.69%	B/C/E/N
								1,091,200	11,021,542	0.69%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock						16,207	4,177,710	3,033,842	0.19%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E/N

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E/N
								2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,048	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock						245,368	3,086	26,300	—	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (BPA)	Series A Warrants to Purchase Common Stock						10,287	—	—	—	C/E/N
Lions Holdings, Inc. (BPA)	Series B Warrants to Purchase Common Stock						16,494	—	—	—	C/E/N
								—	—	—
Software Publishing
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock						1,052,651	188,770	196,319	0.01%	C/E/N
Blackline, Inc.	Common Stock						1,797	4,449	61,313	—	C/J
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock						1,712,930	577,842	528,097	0.03%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock						719,998	216,335	373,319	0.02%	C/E/N
								987,396	1,159,048	0.06%
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares						1,000,000	1,000,000	1,007,900	0.06%	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares						3,333	7,833,333	1,827,603	0.12%	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock						1,100,000	248,555	290,730	0.02%	C/E/N
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	243	—	C/E/F/H/N
								10,477,237	3,126,476	0.20%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	$3,236,256	$1,976,927	0.12%	C/D/E/H/N

Total Equity Securities								91,742,889	65,455,520	4.08%

Total Investments								$1,560,349,649	$1,528,750,487

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									64,929,885	4.06%
Wells Fargo Government Money Market Fund									4,000,000	0.25%
Wells Fargo Treasury Plus Government Money Market Fund									3,000,000	0.19%
Cash and Cash Equivalents									71,929,885	4.50%

Total Cash and Investments									$1,600,680,372	100.00%	M

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

(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(N)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $652,394,259 and $434,061,754, respectively, for the nine months ended September 30, 2017. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of September 30, 2017 was $1,527,461,735 or 95.4% of total cash and investments of the Company.  As of September 30, 2017, approximately 12.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

Options and Swaps at September 30, 2017 were as follows:

Receive	Pay	Counter Party	Maturity	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/depreciation
Interest at LIBOR plus 8.68% on USD 7,270,250	Interest at 8.00% on EUR 6,500,000	Wells Fargo Bank, N.A.	5/31/2019	USD 7,270,250/ EUR 6,500,000	$(470,202)	$—	$(470,202)

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Activities Related to Credit Intermediation
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	12/20/2021	$14,769,821	$14,623,499	$14,622,123	1.07%	M
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(6,669)	(6,713)	—	J/M
iPayment, Inc.	First Lien Term Loan B2	LIBOR (Q)	1.50%	5.25%	6.75%	5/8/2017	$11,289,051	11,134,310	10,893,934	0.80%	M
								25,751,140	25,509,344	1.87%
Activities Related to Real Estate
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	9.96%	12/23/2019	$12,891,845	12,773,127	12,898,291	0.94%	M
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (1.25% Exit Fee)	LIBOR (M)	0.33%	10.17%	10.98%	9/1/2018	$15,000,000	14,772,946	14,704,508	1.07%	H/K/M
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 2 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/M
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 3 Term Loan	LIBOR (M)	0.33%	10.17%	N/A	9/1/2018	$—	—	—	—	H/M
								14,772,946	14,704,508	1.07%
Air Transportation
Mesa Air Group, Inc.	Acquisition Loan	LIBOR (M)	—	7.25%	8.00%	7/15/2022	$14,042,971	13,839,296	14,323,830	1.05%	M
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.00%	12/14/2021	$16,546,652	16,259,013	16,257,105	1.19%	M
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	N/A	2/28/2022	$—	—	—	—	M
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	N/A	12/31/2022	$—	—	—	—	M
								30,098,309	30,580,935	2.24%
Amusement and Recreation
AP Gaming I, LLC	First Lien Revolver	LIBOR (M)	—	8.25%	N/A	12/20/2018	$—	(1,655,756)	(937,500)	(0.07)%	J/M
VSS-Southern Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	9.50%	11/3/2020	$24,220,291	23,755,180	23,735,885	1.73%	M
VSS-Southern Holdings, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	N/A	11/3/2020	$—	(16,444)	(17,123)	—	J/M
								22,082,980	22,781,262	1.66%
Apparel Manufacturing
Broder Bros., Co.	First Lien Term Loan (First Out)	LIBOR (Q)	1.25%	5.75%	7.00%	6/3/2021	$9,700,000	9,541,402	9,700,000	0.71%	M
Broder Bros., Co.	First Lien Term Loan B (Last Out)	LIBOR (Q)	1.25%	12.25%	13.50%	6/3/2021	$9,800,000	9,646,339	9,800,000	0.72%	M
JH Apparel Holdings, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.60%	10.60%	4/8/2019	$2,714,632	2,705,143	2,741,779	0.20%	M
								21,892,884	22,241,779	1.63%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$—	—	—	—	M
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	8.50%	7/25/2021	$14,295,589	14,092,734	14,188,374	1.04%	M
								14,092,734	14,188,374	1.04%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	(17,798)	70,000	0.01%	J/M
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (1.0% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.12%	11/30/2019	$23,937,500	23,867,666	24,356,406	1.78%	K/M
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.25%	6/30/2023	$31,000,000	30,588,757	30,336,600	2.22%	M
								54,438,625	54,763,006	4.01%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (Q)	—	10.63%	11.63%	2/1/2018	$7,563,676	$7,995,360	$8,250,457	0.60%	K/M
Green Biologics, Inc.	Sr Secured Delayed Draw Term Loan (12.4% Exit Fee)	Prime Rate	—	7.75%	11.50%	6/30/2019	$15,000,000	15,468,439	14,905,500	1.09%	K/M
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$253,581	245,565	251,684	0.02%	H/M
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.00%	10/12/2021	$3,864,583	3,836,083	3,835,599	0.28%	H/M
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fees)	LIBOR (Q)	—	9.81%	10.75%	4/1/2019	$10,000,000	9,526,456	9,712,000	0.71%	K/M
								37,071,903	36,955,240	2.70%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Term Loan	LIBOR (Q)	1.25%	7.63%	8.88%	12/11/2018	$14,480,001	14,335,200	14,480,002	1.06%	B/M
Triangle Acquisition Co. (Polycom)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	9/27/2023	$4,835,417	4,646,389	4,877,727	0.36%	M
								18,981,589	19,357,729	1.42%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	7.75%	9/1/2022	$9,975,000	9,784,353	9,875,250	0.72%	HM
Dealersocket, Inc.	Senior Secured 1st Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.00%	2/10/2021	$17,500,000	16,884,459	17,291,750	1.26%	M
MSC Software Corporation	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.50%	5/29/2021	$6,993,035	6,953,617	7,001,777	0.51%	M
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$23,295,455	22,630,922	22,887,784	1.67%	M
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	8/16/2021	$—	(47,341)	21,307	—	J/M
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$2,314,000	2,314,000	2,314,000	0.17%	H/M
OnX Enterprise Solutions, Ltd. (Canada)	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$10,320,000	10,268,787	10,320,000	0.75%	H/M
OnX USA, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,738,000	3,738,000	3,738,000	0.27%	M
OnX USA, LLC	First Lien Term Loan	LIBOR (Q)	—	8.00%	8.90%	9/3/2018	$3,160,000	3,151,013	3,160,000	0.23%	M
Waterfall International, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	—	11.67%	12.48%	9/1/2018	$4,800,000	4,827,231	4,970,640	0.36%	K/M
								80,505,041	81,580,508	5.94%
Data Processing and Hosting Services
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$6,876,756	6,876,756	6,876,756	0.50%	M

Electric Power Generation, Transmission and Distribution
Holocene Renewable Energy Fund 3, LLC (Conergy)	First Lien Term Loan	Fixed	—	9.00% Cash+1.00% PIK	10.00%	9/10/2017	$7,518,173	7,491,471	7,442,991	0.54%	M

Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	10.15%	3/1/2018	$15,666,296	15,483,478	15,471,251	1.13%	K/M
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	10.15%	9/1/2017	$1,603,779	1,556,152	1,563,204	0.11%	M
								17,039,630	17,034,455	1.24%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$29,203,304	29,203,304	29,203,304	2.13%	E/F/M
Essex Ocean, LLC (Solexel)	Sr Secured Term Loan	Fixed	—	8.00%	8.00%	8/15/2018	$1,685,289	1,685,289	1,718,994	0.13%	M
								30,888,593	30,922,298	2.26%
Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (M)	1.25%	6.75%	8.00%	3/15/2018	$879,513	834,963	853,128	0.06%	M

Financial Investment Activities
Magnolia Finance V plc (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	13.13%	13.13%	8/2/2021	$15,000,000	15,000,000	14,994,000	1.10%	E/H/M

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$9,333,235	9,297,529	9,426,567	0.69%	M

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hospitals
KPC Healthcare, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.51%	8/28/2020	$12,071,083	$11,857,665	$12,375,878	0.90%	M
Pacific Coast Holdings Investment, LLC	Senior Secured 1st Lien Delayed Draw Term Loan	LIBOR (M)	2.00%	9.70%	11.70%	10/23/2019	$10,828,233	10,806,929	10,828,233	0.79%	M
								22,664,594	23,204,111	1.69%
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$—	(8,333)	—	—	J/M
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	Prime	—	4.50%	8.25%	12/30/2021	$—	(7,595)	—	—	J/M
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	Prime	—	4.50%	8.25%	12/30/2022	$3,407,121	3,373,050	3,373,050	0.25%	M
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	9.75%	6/8/2023	$8,277,983	8,112,882	8,112,423	0.59%	M
JSS Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.50%	8/31/2021	$3,750,000	3,689,740	3,731,250	0.27%	M
US Apple Holdco, LLC (Ventiv Technology)	First Lien Term Loan	LIBOR (Q)	0.50%	13.62%	14.49%	8/29/2019	$20,015,152	19,533,393	20,015,152	1.46%	M
								34,693,137	35,231,875	2.57%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$16,573,588	16,434,441	16,739,324	1.22%	M
ABG Intermediate Holdings 2, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	5/27/2022	$3,426,412	3,396,918	3,460,676	0.25%	M
								19,831,359	20,200,000	1.47%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	9.75%	10/31/2019	$23,995,511	23,613,049	23,699,166	1.73%	M

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.00%	10/17/2022	$1,445,592	1,445,592	1,387,712	0.10%	M

Nondepository Credit Intermediation
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.24%	12/21/2021	$32,392,942	31,888,166	31,939,467	2.33%	M
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	7.50%	6/30/2020	$13,333,333	13,136,017	13,133,333	0.96%	M
Caribbean Financial Group (Cayman Islands)	Sr Secured Notes	Fixed	—	11.50%	11.50%	11/15/2019	$28,678,000	28,568,148	29,108,170	2.13%	E/G/H/M
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	10.27%	1/12/2020	$17,500,000	17,300,337	16,992,500	1.24%	M
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.00%	3/26/2021	$16,062,731	15,912,928	16,207,296	1.18%	M
Trade Finance Funding I, Ltd. (Cayman Islands)	Secured Class B Notes	Fixed	—	10.75%	10.75%	11/13/2018	$15,084,000	15,084,000	14,857,740	1.09%	E/H/M
								121,889,596	122,238,506	8.93%
Other Information Services
Asset International, Inc.	Delayed Draw Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$1,251,626	1,227,886	1,231,183	0.09%	M
Asset International, Inc.	Revolver Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$491,303	480,225	481,674	0.04%	M
Asset International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	7/31/2020	$15,408,563	15,204,465	15,257,559	1.11%	M
Simmons Research, LLC	First Lien Term Loan	LIBOR (Q)	0.50%	10.50%	11.38%	12/11/2020	$4,936,601	4,853,985	4,973,625	0.36%	M
SoundCloud Ltd. (United Kingdom)	Sr Secured Term Loan (2.0% Exit Fee)	LIBOR (M)	0.28%	10.72%	11.60%	10/1/2018	$31,550,000	31,632,236	32,510,698	2.38%	H/K/M
TCH-2 Holdings, LLC (TravelClick)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	8.75%	11/6/2021	$19,988,392	19,769,829	19,663,581	1.44%	G/M
								73,168,626	74,118,320	5.42%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,710	0.36%	B/M
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.68%	B/E/M
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.08%	B/M
Bioventus, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	6.25%	7.25%	11/15/2021	$5,000,000	4,900,613	5,000,000	0.37%	M
Boomerang Tube, LLC	Subordinated Notes	LIBOR (M)	—	17.50%	N/A	2/1/2021	$1,030,741	1,030,740	107,200	0.01%	C/M
								19,436,393	20,294,057	1.50%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	$(24,000)	$15,000	—	J/M
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	9.88%	4/29/2021	$8,614,356	8,459,058	8,549,749	0.62%	M
Contextmedia Health, LLC	First Lien Term Loan B	LIBOR (M)	1.00%	6.50%	7.50%	12/23/2021	$13,636,364	12,272,727	12,477,273	0.91%
								20,707,785	21,042,022	1.53%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.00%	4/30/2021	$4,516,129	4,470,968	4,407,177	0.32%

Pharmaceuticals
Lantheus Medical Imaging, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	7.00%	6/30/2022	$8,642,604	8,199,514	8,664,210	0.63%

Plastics Manufacturing
Iracore International, Inc.	Sr Secured Notes	Fixed	—	9.50%	9.50%	6/1/2018	$13,600,000	14,246,000	4,503,640	0.33%	C/E/G/M

Radio and Television Broadcasting
Fuse, LLC	Sr Secured Notes	Fixed	—	10.38%	10.38%	7/1/2019	$7,312,000	7,312,000	4,435,972	0.32%	E/G
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.25%	8.75%	10.00%	7/22/2020	$15,981,496	15,727,220	16,141,311	1.18%
								23,039,220	20,577,283	1.50%
Real Estate Leasing
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.00%	10/13/2022	$5,000,000	4,902,332	5,000,000	0.37%	M

Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$1,943,371	1,943,371	1,943,371	0.14%	B/M
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,871,284	4,587,898	4,871,284	0.36%	B/M
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$9,683,150	9,683,150	3,154,770	0.23%	B/M
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,049,554	3,034,132	3,049,555	0.22%	B/M
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$4,251,368	4,251,368	4,251,368	0.31%	B/M
								23,499,919	17,270,348	1.26%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.50%	3/15/2021	$4,432,934	4,348,162	4,388,605	0.32%	M
Gander Mountain Company	Second Lien Term Loan	LIBOR (M)	—	9.50%	10.44%	6/15/2018	$14,740,910	14,618,096	14,749,754	1.08%	M
The Gymboree Corporation	First Lien Term Loan	LIBOR (Q)	—	10.25%	11.18%	9/24/2020	$12,857,349	12,618,039	13,050,209	0.95%	M
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.50%	9.50%	9/25/2020	$20,672,789	20,491,699	20,879,517	1.53%	M
								52,075,996	53,068,085	3.88%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Notes	Fixed	—	10.00%	10.00%	10/1/2019	$9,393,000	9,393,000	5,665,153	0.41%	E/G/H

Scientific Research and Development Services
Envigo Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	9.50%	11/3/2021	$35,192,124	34,499,517	34,796,212	2.54%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software Publishing
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%	12.50%	6/9/2017	$28,336,513	$28,329,478	$28,165,077	2.06%	H/M
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	10.75%	1/31/2020	$30,222,833	29,851,330	28,893,029	2.11%	M
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	9.63%	3/31/2019	$35,627,947	35,263,561	35,538,877	2.60%	M
Mapp Digital US, LLC	First Lien Term Loan	LIBOR (Q)	—	9.50%	10.35%	12/31/2017	$5,837,798	5,754,455	5,823,203	0.43%	M
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$—	—	—	—	B/M
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$2,846,243	2,846,243	2,846,246	0.21%	B/M
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$13,040,391	12,539,980	12,101,483	0.88%	B/M
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash+2.00% PIK	9.00%	11/4/2019	$42,565,572	41,986,034	42,991,228	3.14%	M
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.00%	11/4/2019	$3,182,143	3,182,143	3,213,964	0.24%	M
Newscycle Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,361	11,196,782	11,334,905	0.83%	M
Newscycle Solutions AB (Sweden)	Second Lien Term Loan B	LIBOR (Q)	—	13.00%	13.95%	9/10/2021	$11,513,362	11,196,782	11,334,905	0.83%	H/M
Soasta, Inc.	Senior Secured 1st Lien Term Loan (4.0% Exit Fee)	LIBOR (M)	—	9.56%	10.50%	4/1/2019	$17,880,435	17,783,558	19,037,299	1.39%	K/M
Soasta, Inc.	Convertible Promissory Note	Fixed	—	10.00%	10.00%	12/16/2017	$2,282,609	2,282,609	5,504,054	0.40%	M
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	10.69%	1/1/2019	$3,200,000	3,135,670	3,080,000	0.23%	K/M
								205,348,625	209,864,270	15.35%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$22,804,525	22,804,525	22,827,329	1.67%	M
Lexmark Carpet Mills, Inc.	First Lien Term Loan B	LIBOR (Q)	1.00%	10.00%	11.00%	12/19/2019	$7,822,482	7,681,925	7,830,304	0.57%	M
								30,486,450	30,657,633	2.24%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	8.20% Cash+3.50% PIK	11.70%	7/2/2017	$21,276,420	21,276,420	21,276,653	1.56%	F/H/M
Kawa Solar Holdings Limited (Cayman Islands)	Revolving Credit Facility	Fixed	—	8.20%	8.20%	7/2/2017	$4,000,000	4,000,000	4,000,000	0.29%	F/H/M
								25,276,420	25,276,653	1.85%
Wholesalers
NILCO, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	10.50%	9/1/2021	$21,023,109	20,424,799	21,601,245	1.58%	M

Wired Telecommunications Carriers
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.53%	5/31/2018	$332,044	328,743	326,682	0.02%	M
Alpheus Communications, LLC	First Lien Delayed Draw FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.66%	5/31/2018	$1,355,968	1,346,859	1,328,296	0.10%	M
Alpheus Communications, LLC	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.42%	8.42%	5/31/2018	$7,255,721	7,183,589	7,139,992	0.52%	M
Integra Telecom Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.25%	8.50%	9.75%	2/22/2020	$13,231,193	13,084,285	13,313,989	0.97%	G
U.S. TelePacific Corp.	First Lien Notes	LIBOR (Q)	1.00%	8.50%	9.50%	2/24/2021	$10,000,000	9,715,362	10,000,000	0.73%	M
								31,658,838	32,108,959	2.34%
Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	10,900,000	0.80%	E/G

Total Debt Investments								1,254,861,949	1,248,887,808	91.25%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising and Public Relations Services
InMobi, Inc. (Singapore)	Warrants to Purchase Stock						562,496	$230,569	$87,356	0.01%	C/E/H/M

Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	3,250,956	3,191,938	0.23%	E/F/M
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	3,376,251	3,266,101	0.24%	E/F/M
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock						1,843	855,313	1,909,600	0.14%	C/E/M
								7,482,520	8,367,639	0.61%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	143,133	0.01%	C/E/M
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						841,479	325,432	1,112,351	0.08%	C/E/M
								556,370	1,255,484	0.09%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock						909,300	274,213	875	—	C/E/M
Nanosys, Inc.	Warrants to Purchase Common Stock						800,000	605,266	611,920	0.05%	C/E/M
								879,479	612,795	0.05%
Communications Equipment Manufacturing
Wasserstein Cosmos Co-Invest, L.P. (Globecomm)	Limited Partnership Units						5,000,000	5,000,000	1,530,000	0.11%	B/C/E/M

Computer Systems Design and Related Services
Waterfall International, Inc.	Series B Preferred Stock						1,428,571	1,000,000	1,145,286	0.08%	C/E/M
Waterfall International, Inc.	Warrants to Purchase Stock						920,000	89,847	175,168	0.01%	C/E/M
								1,089,847	1,320,454	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,205,306	0.09%	C/E/F/M
Rightside Group, Ltd.	Warrants						498,855	2,778,622	366,489	0.03%	C/E/M
								29,489,670	1,571,795	0.12%
Electrical Equipment Manufacturing
NEXTracker, Inc.	Series B Preferred Stock						558,884	—	1,727,622	0.13%	E/M
NEXTracker, Inc.	Series C Preferred Stock						17,640	—	54,525	—	E/M
								—	1,782,147	0.13%
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock						3,071,860	478,899	5,222	—	C/E/M

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units						6,818,897	6,818,897	6,818,897	0.50%	C/E/F/M
Essex Ocean II, LLC	Membership Units						199,430	103,398	159,045	0.01%	C/E/F/M
								6,922,295	6,977,942	0.51%
Financial Investment Activities
GACP I, LP	Membership Units						16,615,951	16,735,088	16,866,903	1.23%	C/E/I/M
Marsico Holdings, LLC	Common Interest Units						168,698	172,694	1,687	—	C/E/I/M
								16,907,782	16,868,590	1.23%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units						1,312,720	—	210,035	0.02%	B/E/M

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Motion Picture and Video Industries
NEG Parent, LLC	Class A Units						1,182,779	$1,235,194	$1,292,023	0.09%	C/E/M
NEG Parent, LLC	Class P Units						1,537,613	1,537,613	1,551,056	0.11%	C/E/M
NEG Parent, LLC	Class A Warrants to Purchase Class A Units						343,387	196,086	196,086	0.01%	C/E/M
NEG Parent, LLC	Class B Warrants to Purchase Class A Units						346,794	198,032	198,032	0.02%	C/E/M
								3,166,925	3,237,197	0.23%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock						946,498	79,082	95,502	0.01%	C/E/H/M

Other Manufacturing
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E/M
Boomerang Tube Holdings, Inc.	Common Stock						24,288	243	—	—	C/E/M
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	4,607,246	0.34%	B/C/E/M
								1,091,443	4,607,246	0.34%
Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock						233,470	300,322	—	—	C/E/M
Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation						24	—	—	—	B/C/E/M
RM Holdco, LLC (Real Mex)	Membership Units						13,161,000	2,010,777	—	—	B/C/E/M
								2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units						507,167	480,049	—	—	C/E/M

Software Publishing
Blackline Intermediate, Inc.	Warrants to Purchase Common Stock						246,546	522,678	5,300,373	0.39%	C/E/M
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,123,591	0.08%	B/C/E/M
Soasta, Inc.	Warrants to Purchase Series F Preferred Stock						1,251,630	533,192	794,535	0.06%	C/E/M
Utilidata, Inc.	Warrants to Purchase Stock						719,998	216,336	204,983	0.01%	C/E/M
								1,952,432	7,423,482	0.54%
Utility System Construction
Kawa Solar Holdings Limited (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H/M
Kawa Solar Holdings Limited (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	1,395,350	0.10%	C/E/F/H/M
								1,395,349	1,395,350	0.10%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2016

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Wired Telecommunications Carriers
Integra Telecom, Inc.	Common Stock						1,274,522	$8,433,884	$6,533,964	0.48%	C/E/M
Integra Telecom, Inc.	Warrants						346,939	19,920	—	—	C/E/M
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares						1,393	3,236,256	2,199,862	0.16%	C/D/E/H/M
								11,690,060	8,733,826	0.64%

Total Equity Securities								91,203,870	66,082,062	4.83%

Total Investments								$1,346,065,819	$1,314,969,870

Cash and Cash Equivalents
Cash Held on Account at Various Institutions									53,579,868	3.92%
Cash and Cash Equivalents									53,579,868	3.92%

Total Cash and Investments									$1,368,549,738	100.00%	L
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

(J)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(K)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(L)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(M)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

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

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income:
Companies less than 5% owned	$39,120,645	$35,115,862	$117,016,921	$99,016,633
Companies 5% to 25% owned	1,856,712	1,848,171	5,365,553	4,982,075
Companies more than 25% owned	1,363,740	1,313,034	4,720,816	1,915,981
Dividend income:
Companies less than 5% owned	—	—	16,627	—
Lease income:
Companies more than 25% owned	74,457	71,013	223,370	1,496,869
Other income:
Companies less than 5% owned	841,895	120,910	1,424,831	1,241,885
Companies 5% to 25% owned	31,486	—	94,458	—
Total investment income	43,288,935	38,468,990	128,862,576	108,653,443
Operating expenses
Interest and other debt expenses	8,213,045	6,198,850	23,863,700	17,577,859
Management and advisory fees	5,611,249	4,816,043	15,624,277	13,976,545
Administrative expenses	597,232	429,867	1,730,638	1,267,815
Legal fees, professional fees and due diligence expenses	288,180	550,563	1,127,387	1,784,174
Director fees	114,098	97,877	422,108	295,486
Insurance expense	111,585	78,794	327,725	280,575
Custody fees	85,035	75,995	244,427	231,846
Other operating expenses	700,780	555,944	2,036,376	1,569,986
Total operating expenses	15,721,204	12,803,933	45,376,638	36,984,286

Net investment income	27,567,731	25,665,057	83,485,938	71,669,157

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(4,663,896)	(763,617)	(11,540,457)	(4,490,140)
Investments in companies 5% to 25% owned	—	102,392	—	417,446
Investments in companies more than 25% owned	—	—	—	79,742
Net realized loss	(4,663,896)	(661,225)	(11,540,457)	(3,992,952)

Change in net unrealized appreciation/depreciation	(2,772,338)	869,981	(967,257)	53,816
Net realized and unrealized gain (loss)	(7,436,234)	208,756	(12,507,714)	(3,939,136)

Net increase in net assets from operations	20,131,497	25,873,813	70,978,224	67,730,021

Distributions of incentive allocation to the General Partner from:
Net investment income	(5,513,546)	(5,133,010)	(16,697,188)	(14,333,831)

Net increase in net assets applicable to common shareholders resulting from operations	$14,617,951	$20,740,803	$54,281,036	$53,396,190

Basic and diluted earnings per common share	$0.25	$0.39	$0.96	$1.06

Basic and diluted weighted average common shares outstanding	58,792,204	52,736,835	56,390,954	50,245,035

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Losses	Accumulated Net Unrealized Depreciation	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2015	48,834,734	$48,834	$878,383,356	$22,261,793	$(132,483,593)	$(46,233,373)	$721,977,017

Issuance of common stock in public offering, net	2,336,552	2,337	34,956,233	—	—	—	34,958,570
Issuance of common stock from conversion of convertible debt	2,011,900	2,012	30,216,726	—	—	—	30,218,738
Issuance of common stock from dividend reinvestment plan	610	—	9,657	—	—	—	9,657
Equity component of issuance of convertible debt	—	—	3,309,596	—	—	—	3,309,596
Repurchase of common stock	(141,896)	(141)	(1,879,407)	—	—	—	(1,879,548)
Net investment income	—	—	—	95,253,322	—	—	95,253,322
Net realized and unrealized gain (loss)	—	—	—	—	(15,002,148)	15,116,650	114,502
General Partner incentive allocation	—	—	—	(19,050,665)	—	—	(19,050,665)
Regular dividends paid to common shareholders	—	—	—	(73,975,198)	—	—	(73,975,198)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(569,511)	(11,955,963)	12,525,474	—	—
Balance at December 31, 2016	53,041,900	$53,042	$944,426,650	$12,533,289	$(134,960,267)	$(31,116,723)	$790,935,991

Issuance of common stock in public offering, net	5,750,000	5,750	93,591,750	—	—	—	93,597,500
Issuance of common stock from dividend reinvestment plan	464	—	7,854	—	—	—	7,854
Net investment income	—	—	—	83,485,938	—	—	83,485,938
Net realized and unrealized gain (loss)	—	—	—	—	(11,540,457)	(967,257)	(12,507,714)
General Partner incentive allocation	—	—	—	(16,697,188)	—	—	(16,697,188)
Regular dividends paid to common shareholders	—	—	—	(61,425,414)	—	—	(61,425,414)
Balance at September 30, 2017	58,792,364	$58,792	$1,038,026,254	$17,896,625	$(146,500,724)	$(32,083,980)	$877,396,967

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$54,281,036	$53,396,190
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss	11,540,457	3,992,952
Change in net unrealized appreciation/depreciation of investments	973,415	121,178
Net amortization of investment discounts and premiums	(10,569,705)	(9,263,325)
Amortization of original issue discount on convertible debt	763,012	361,750
Interest and dividend income paid in kind	(10,130,140)	(5,209,391)
Amortization of deferred debt issuance costs	2,646,451	1,947,472
Accrued interest on convertible debt at conversion	—	218,738
Changes in assets and liabilities:
Purchases of investment securities	(642,264,119)	(374,607,255)
Proceeds from sales, maturities and pay downs of investments	434,061,754	294,224,143
Increase in accrued interest income - companies less than 5% owned	(1,809,544)	(2,224,606)
Increase in accrued interest income - companies 5% to 25% owned	(1,284,273)	(295,458)
Decrease in accrued interest income - companies more than 25% owned	13,845	13,311
Increase in receivable for investments sold	(13,414,257)	(6,306,581)
Decrease (increase) in prepaid expenses and other assets	(2,978,344)	909,421
Increase in payable for investments purchased	73,196,164	2,725,929
Increase (decrease) in incentive allocation payable	796,712	(74,596)
Increase (decrease) in interest payable	(487,058)	1,608,964
Increase in payable to the Advisor	768,459	369,532
Decrease in accrued expenses and other liabilities	(408,038)	(540,927)
Net cash used in operating activities	(104,304,173)	(38,632,559)

Financing activities
Borrowings	321,000,000	503,700,000
Repayments of debt	(352,500,000)	(503,500,000)
Payments of debt issuance costs	(2,652,000)	(4,529,350)
Regular dividends paid to common shareholders	(61,425,414)	(54,880,168)
Repurchase of common shares	—	(1,879,548)
Proceeds from issuances of convertible debt	—	170,000,000
Proceeds from issuance of debt	124,626,250	—
Proceeds from shares issued in connection with dividend reinvestment plan	7,854	7,147
Proceeds from common shares sold, net of underwriting and offering costs	93,597,500	34,958,570
Net cash provided by financing activities	122,654,190	143,876,651

Net increase in cash and cash equivalents	18,350,017	105,244,092
Cash and cash equivalents at beginning of period	53,579,868	35,629,435
Cash and cash equivalents at end of period	$71,929,885	$140,873,527

Supplemental cash flow information
Interest payments	$19,746,066	$12,768,481
Excise tax payments	$528,603	$877,879

Non-cash transactions
Conversion of convertible debt	$—	$30,218,738
See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

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

September 30, 2017

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

September 30, 2017

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

At September 30, 2017, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$87,613
2	Other direct and indirect observable market inputs *	140,288,886	11,443,750	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,239,716,175	71,846,156	63,217,780
3	Advisor valuations with significant unobservable inputs	—	—	2,150,127
		$1,380,005,061	$83,289,906	$65,455,520
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2017 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,116,767,255	Income approach	Discount rate	5.8% - 27.5% (11.9%)
	66,626,635	Market quotations	Indicative bid/ask quotes	1 (1)
	22,867,951	Market comparable companies	Revenue multiples	0.4x - 2.9x (1.1x)
	33,454,334	Market comparable companies	EBITDA multiples	3.4x - 9.5x (6.9x)
Other Corporate Debt	56,724,406	Market quotations	Indicative bid/ask quotes	1 - 11 (7)
	5,853,750	Market comparable companies	Revenue multiples	2.0x (2.0x)
	9,268,000	Market comparable companies	EBITDA multiples	8.0x (8.0x)
Equity	7,557,538	Income approach	Discount rate	4.0% - 19.5% (7.1%)
	30,631,924	Market quotations	Indicative bid/ask quotes	1 (1)
	3,516,942	Market comparable companies	Revenue multiples	0.3x - 4.4x (2.1x)
	23,661,503	Market comparable companies	EBITDA multiples	3.4x - 18.0x (9.0x)
$1,376,930,238

Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,131,662,534	$95,645,627	$65,359,889
Net realized and unrealized gains (losses)	(1,698,366)	(2,413,331)	(539,557)
Acquisitions *	219,258,618	10,349,086	11,837,810
Dispositions	(109,506,611)	(31,735,226)	(13,440,362)
Ending balance	$1,239,716,175	$71,846,156	$63,217,780

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,940,418)	$(2,413,332)	$(2,625,120)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,221,444
Net realized and unrealized gains (losses)	—	—	(69,630)
Dispositions	—	—	(1,687)
Ending balance	$—	$—	$2,150,127

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(69,630)

There were no transfers between Level 1 and 2 during the three months ended September 30, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,036,044,457	$101,934,853	$64,521,901
Net realized and unrealized gains (losses)	(17,582,409)	(3,758,757)	34,522
Acquisitions *	559,544,251	25,582,996	28,384,223
Dispositions	(307,732,609)	(51,912,936)	(27,845,217)
Transfers out of Level 3 †	(30,557,515)	—	—
Reclassifications within Level 3 ‡	—	—	(1,877,649)
Ending balance	$1,239,716,175	$71,846,156	$63,217,780

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,121,109)	$(3,393,578)	$819,830
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

‡	Comprised of three investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$107,199	$—	$1,560,161
Net realized and unrealized gains (losses)	65,797	—	(1,285,996)
Acquisitions *	(20,962)	—	—
Dispositions	(152,034)	—	(1,687)
Reclassifications within Level 3 †	—	—	1,877,649
Ending balance	$—	$—	$2,150,127

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,285,996)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that were reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

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
$1,204,168,571

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$986,374,365	$108,247,783	$53,064,896
Net realized and unrealized gains (losses)	185,985	1,148,520	(1,782,745)
Acquisitions *	143,164,985	7,310,415	5,540,103
Dispositions	(102,376,236)	—	(3,007,459)
Transfers out of Level 3 †	—	(46,265,760)	—
Transfers into Level 3 ‡	6,502,839	—	—
Reclassifications within Level 3 §	—	—	(320,682)
Ending balance	$1,033,851,938	$70,440,958	$53,494,113

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,587,265	$1,148,520	$(1,782,745)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that transferred to Level 2 due to increased observable market activity

‡	Comprised of one investment that transferred from Level 2 due to reduced trading volumes

§	Comprised of one investment that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$146,365	$—	$1,855,336
Net realized and unrealized gains (losses)	3,093	—	(319,764)
Dispositions	—	—	(102,763)
Reclassifications within Level 3 *	—	—	320,682
Ending balance	$149,458	$—	$1,753,491

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,093	$—	$(420,896)
______________

*	Comprised of one investment that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the three months ended September 30, 2016.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2016 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$907,967,337	$89,314,530	$49,956,123
Net realized and unrealized gains (losses)	4,677,005	(1,665,010)	(5,662,544)
Acquisitions *	324,878,794	23,280,718	19,764,729
Dispositions	(249,281,514)	—	(10,238,452)
Transfers out of Level 3 †	(5,492,400)	(46,265,760)	—
Transfers into Level 3 ‡	51,102,716	5,776,480	—
Reclassifications within Level 3 §	—	—	(325,743)
Ending balance	$1,033,851,938	$70,440,958	$53,494,113

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,944,054	$(1,665,010)	$(5,637,217)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that transferred to Level 2 due to increased observable market activity

‡	Comprised of six investments that transferred from Level 2 due to reduced trading volumes

§	Comprised of two investments that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,124,504	$—	$2,428,217
Net realized and unrealized gains (losses)	(923,349)	—	(582,896)
Acquisitions *	1,050,297	—	243
Dispositions	(1,101,994)	—	(417,816)
Reclassifications within Level 3 †	—	—	325,743
Ending balance	$149,458	$—	$1,753,491

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(881,282)	$—	$(999,280)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2016.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.7% and 0.2% of total investments at September 30, 2017 and December 31, 2016, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2017 and December 31, 2016 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Operating Company may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations. The Company was required under the terms of its swap agreement to pledge assets as collateral to secure its obligation. As of September 30, 2017, $0.8 million of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the nine months ended September 30, 2017, the Company entered into a cross currency basis swap with a notional amount of $7.2 million. The cross currency basis swap is reported in the Consolidated Statements of Assets and Liabilities as unrealized depreciation on swaps.  Gains and losses from derivatives during the nine months ended September 30, 2017 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$—	$(470,202)

During the nine months ended September 30, 2016, the Company entered into a GBP put option with a notional amount of £2.7 million.  During the nine months ended September 30, 2016, the Company's interest rate cap with a notional amount of $25.0 million expired and the Company exited a cross currency swap with a notional amount of $16.4 million. Gains and losses from derivatives during the nine months ended September 30, 2016 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Put option	$—	$460,972
Cross currency basis swap	2,746,072	(3,229,442)
Interest rate cap	(51,750)	51,750

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Costs of approximately $1.1 million and $1.2 million were incurred during 2017 in connection with extending the TCPC Funding Facility and placing the Company's 2022 Notes, respectively (see Note 4). Costs of approximately $4.1 million were incurred in September 2016 in connection with placing the Company’s 2022 Convertible Notes (see Note 4). Costs of approximately $0.4 million and $1.2 million were incurred during 2017 and 2016, respectively, in connection with placing the SBA Debentures (see Note 4). These costs were deferred and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Operating Company, TCPC Funding and the SBIC is reported in the respective partners’ income tax returns. In accordance with ASC Topic 740 – Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, the Operating Company, TCPC Funding and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

Cost and unrealized appreciation and depreciation of the Company’s investments (including derivatives) for U.S. federal income tax purposes at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Unrealized appreciation	$41,846,827	$33,945,996
Unrealized depreciation	(73,916,191)	(65,041,945)
Net unrealized depreciation	$(32,069,364)	$(31,095,949)

Cost	$1,560,349,649	$1,346,065,819

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

September 30, 2017

2. Summary of Significant Accounting Policies — (continued)

entities. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company also adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs as well as ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. As of September 30, 2017 and December 31, 2016, $8.4 million and $8.2 million in debt issuance costs, respectively, were included in debt in the Consolidated Statements of Assets and Liabilities.

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

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and business development companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017, and the Company has implemented the applicable requirements into this report, namely the standardized reporting of derivatives in the consolidated schedule of investments, disclosure of investments that had valuations which included certain unobservable inputs that were significant to the valuation as a whole and disclosure of realized gains/(losses) on controlled affiliated investments.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income (reduced by preferred dividends) and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears as an allocation and distribution to the General Partner and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been distributable to the General Partner assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. The General Partner’s equity interest in the Operating Company is comprised entirely of such reserve amount, if any. As of September 30, 2017 and December 31, 2016, no such reserve was accrued.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”), convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), amounts outstanding under a term loan issued by the Operating Company (the “Term Loan”) prior to its full repayment on August 9, 2017, amounts outstanding under a senior secured revolving credit facility issued by the Operating Company (the “SVCP Revolver” and, together with the Term Loan prior to its full repayment on August 9, 2017, the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), debentures guaranteed by the SBA (the “SBA Debentures”), and, prior to the repurchase and retirement of remaining interests on September 3, 2015, amounts outstanding under a preferred equity facility issued by the Operating Company (the “Preferred Interests”). From April 18, 2016 through its conversion to common equity on June 7, 2016, leverage also included a privately placed convertible senior unsecured note due April 2021 issued by the Company (the “CNO Note”).

Total leverage outstanding and available at September 30, 2017 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP Revolver	2018	L+2.50%†	$30,000,000	$86,000,000	$116,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	106,893,357	—	106,893,357
2022 Convertible Notes ($140 million par)	2022	4.625%	137,266,488	—	137,266,488
2022 Notes ($125 million par)	2022	4.125%	124,635,706	—	124,635,706
TCPC Funding Facility	2021	L+2.50%‡	200,000,000	150,000,000	350,000,000
SBA Debentures	2024−2027	2.57%§	75,000,000	75,000,000	150,000,000
Total leverage			673,795,551	$311,000,000	$984,795,551
Unamortized issuance costs			(8,417,444)
Debt, net of unamortized issuance costs			$665,378,107
______________

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36%

Total leverage outstanding and available at December 31, 2016 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP Facility
SVCP Revolver	2018	L+2.50%†	$—	$116,000,000	$116,000,000
Term Loan	2018	L+2.50%†	100,500,000	—	100,500,000
2019 Convertible Notes ($108 million par)	2019	5.25%	106,547,929	—	106,547,929
2022 Convertible Notes ($140 million par)	2022	4.625%	136,858,359	—	136,858,359
TCPC Funding Facility	2020	L+2.50%‡	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2026	2.58%§	61,000,000	89,000,000	150,000,000
Total leverage			579,906,288	$380,000,000	$959,906,288
Unamortized issuance costs			(8,247,426)
Debt, net of unamortized issuance costs			$571,658,862
______________

*	Except for the convertible notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36%

The combined weighted-average interest rates on total leverage outstanding at September 30, 2017 and December 31, 2016 were 4.12% and 3.95%, respectively.

Total expenses related to debt include:

	Nine Months Ended September 30,
	2017	2016
Interest expense	$20,022,020	$14,739,195
Amortization of deferred debt issuance costs	2,646,451	1,947,472
Commitment fees	1,195,229	891,192
Total	$23,863,700	$17,577,859

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2017, the estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $113.6 million, $145.6 million and $124.5 million, respectively. The estimated fair values of the SVCP Revolver, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes and 2022 Notes were determined using market quotations. At September 30, 2017, the estimated fair values of the SVCP Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At September 30, 2017, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Revolver and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At September 30, 2017, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of September 30, 2017 and December 31, 2016, the components of the carrying value of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	September 30, 2017		December 31, 2016
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(1,106,643)	(2,733,512)	(1,452,071)	(3,141,641)
Carrying value of debt	$106,893,357	$137,266,488	$106,547,929	$136,858,359

For the nine months ended September 30, 2017 and 2016, the components of interest expense for the convertible notes were as follows:

	Nine Months Ended September 30,
	2017		2016
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$4,252,500	$4,874,236	$4,252,500	$431,667
Amortization of original issue discount	345,427	408,129	326,391	$35,359
Total interest expense	$4,597,927	$5,282,365	$4,578,891	$467,026

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the nine months ended

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

September 30, 2017 and September 30, 2016. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the nine months ended September 30, 2017 and September 30, 2016.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022 (the "2022 Notes"). The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP Revolver and the TCPC Funding Facility. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

As of September 30, 2017, the components of the carrying value of the 2022 Notes were as follows:

September 30, 2017
Principal amount of debt	$125,000,000
Original issue discount, net of accretion	(364,294)
Carrying value of debt	$124,635,706

For the nine months ended September 30, 2017, the components of interest expense for the 2022 Notes were as follows:

Nine Months Ended September 30,
2017
Stated interest expense	$716,146
Amortization of original issue discount	9,456
Total interest expense	$725,602

SVCP Facility

The SVCP Facility consists of a senior secured revolving credit facility which provides for amounts to be drawn up to $116.0 million, subject to certain collateral and other restrictions (the "SVCP Revolver") and, prior to its full repayment on August 9, 2017, a $100.5 million senior secured term loan. The SVCP Revolver matures on July 31, 2018. Most of the cash and investments held directly by the Operating Company, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Advances under the SVCP Revolver bear interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP Revolver accrues commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings are outstanding. The SVCP Revolver may be terminated, and any outstanding amounts thereunder may become due and payable, should the Operating Company fail to satisfy certain financial or other covenants. As of September 30, 2017, the Operating Company was in full compliance with such covenants.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

SBA Debentures

As of September 30, 2017, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2017, the Operating Company had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2017 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
		$75,000,000	2.57%	*
_____________

*	Weighted-average interest rate

SBA Debentures outstanding as of December 31, 2016 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
		$61,000,000	2.58%	*
______________

*	Weighted-average interest rate

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

4. Leverage — (continued)

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2017, TCPC Funding was in full compliance with such covenants.

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

September 30, 2017

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2017 and December 31, 2016 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2017	December 31, 2016
Alera Group Intermediate Holdings, Inc.	12/30/2021	$708,333	$833,333
Alera Group Intermediate Holdings, Inc.	12/30/2022	759,546	759,547
Alpheus Communications, LLC	5/31/2018	357,419	357,419
AP Gaming I, LLC	12/20/2018	N/A	12,500,000
Applause App Quality, Inc.	9/20/2022	1,509,820	N/A
Asset International, Inc.	7/1/2021	1,325,721	1,325,721
Auto Trakk SPV, LLC	12/21/2021	3,827,058	3,827,058
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Caliber Home Loans, Inc.	6/30/2020	4,444,444	6,666,667
Edmentum, Inc.	6/9/2020	3,368,586	3,368,586
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	4,000,000
Foursquare Labs, Inc.	6/1/2020	3,750,000	N/A
GlassPoint Solar, Inc.	8/1/2020	16,000,000	N/A
Hylan Datacom & Electrical, LLC	7/25/2016	N/A	1,247,989
iGM RFE1 B.V.	10/12/2021	N/A	855,935
InMobi, Inc.	12/31/2019	8,299,181	7,500,000
Marketo, Inc.	8/16/2021	1,704,545	1,704,545
Mesa Airlines, Inc.	2/28/2022	N/A	9,268,182
Mesa Airlines, Inc.	12/31/2022	N/A	9,731,591
Patient Point Network Solutions, LLC	6/26/2022	440,474	N/A
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	581,841	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	N/A
RM OpCo, LLC (Real Mex)	3/30/2018	188,903	N/A
Tradeshift Holdings, Inc.	9/1/2020	9,941,115	N/A
VSS-Southern Holdings, LLC	11/3/2020	856,164	856,164
Videology Tech Technologies, LLC	1/10/2020	9,202,379	N/A
Xactly Corporation	7/31/2022	1,405,501	N/A
Total Unfunded Balances		$75,213,546	$66,674,093

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

6. Related Party Transactions

The Company, the Operating Company, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Operating Company advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2017 and December 31, 2016, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and the Operating Company and receives reimbursement from the Company and the Operating Company. At September 30, 2017 and December 31, 2016, amounts reimbursable to the Advisor totaled $1.1 million and $0.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Operating Company (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Operating Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Operating Company. For the nine months ended September 30, 2017 and 2016, expenses allocated pursuant to the Administration Agreements totaled $1.7 million and $1.3 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in public offerings of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2017:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	464	$16.93	*	$7,854
April 25, 2017 public offering	5,750,000	16.84		93,597,500
______________

*	Weighted-average price per share

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

September 30, 2017

7. Stockholders’ Equity and Dividends — (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 22, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
August 3, 2017	September 15, 2017	September 29, 2017	Regular	0.36	21,165,193
				$1.08	$61,425,414

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2016:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2016	March 17, 2016	March 31, 2016	Regular	$0.36	$17,530,963
May 10, 2016	June 16, 2016	June 30, 2016	Regular	0.36	18,254,229
August 9, 2016	September 16, 2016	September 30, 2016	Regular	0.36	19,094,976
				$1.08	$54,880,168

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on November 2, 2017, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2017 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

There were no share repurchases for the nine months ended September 30, 2017.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net increase in net assets applicable to common shareholders resulting from operations	$14,617,951	$20,740,803	$54,281,036	$53,396,190
Weighted average shares outstanding	58,792,204	52,736,835	56,390,954	50,245,035
Earnings per share	$0.25	$0.39	$0.96	$1.06

9. Subsequent Events

On November 2, 2017, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2017 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 3, 2017, the Company issued $50 in aggregate principal amount of 4.125% notes due 2022 for proceeds of approximately $49.1 million, net of underwriter discounts and approximately $0.3 million of expenses related to the offering.  The notes are a further issuance to the 2022 Notes that the Company issued on August 11, 2017, and are treated as a single series with the existing 2022 Notes under the indenture.

On November 7, 2017, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 29, 2017 to stockholders of record as of the close of business on December 15, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

10. Financial Highlights

	Nine Months Ended September 30,
	2017	2016
Per Common Share
Per share NAV at beginning of period	$14.91	$14.78

Investment operations:
Net investment income	1.48	1.43
Net realized and unrealized losses	(0.22)	(0.08)
Incentive allocation reserve and distributions	(0.30)	(0.29)
Total from investment operations	0.96	1.06

Issuance of common stock	0.13	0.02
Issuance of convertible debt	—	0.06
Distributions to common shareholders from:
Net investment income	(1.08)	(1.08)
Per share NAV at end of period	$14.92	$14.84

Per share market price at end of period	$16.49	$16.38

Total return based on market value (1), (2)	4.0%	25.3%
Total return based on net asset value (1), (3)	7.3%	7.7%

Shares outstanding at end of period	58,792,364	53,041,751

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2017

10. Financial Highlights — (continued)

	Nine Months Ended September 30,
	2017	2016
Ratios to average common equity: (4)
Net investment income (5)	11.1%	10.2%
Expenses	7.1%	6.6%
Expenses and incentive allocation (6)	9.1%	8.5%

Ending common shareholder equity	$877,396,967	$787,107,542
Portfolio turnover rate	31.1%	23.8%
Weighted-average leverage outstanding	$599,740,024	$528,593,078
Weighted-average interest rate on leverage	4.5%	3.7%
Weighted-average number of common shares	56,390,954	50,245,035
Average leverage per share	$10.64	$10.52
______________

(1)	Not annualized.

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

(4)	Annualized, except for incentive allocation.

(5)	Net of incentive allocation.

(6)	Includes incentive allocation payable to the General Partner and all Company expenses.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2017

Security	Dividends or Interest (2)	Fair Value at December 31, 2016	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2017
36th Street Capital Partners Holdings, LLC, Membership Units	$—	$6,818,897	$—	$2,362,761	$1,876,574	$(1,612,852)	$9,445,380
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	2,814,491	29,203,304	—	—	10,323,288	(17,829,721)	21,696,871
AGY Holding Corp., Common Stock	—	—	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	764,610	9,268,000	—	—	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	95,472	1,049,147	—	(1)	—	—	1,049,146
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	443,133	4,869,710	—	(133)	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,205,306	—	50,221	—	—	1,255,527
Conergy Asia Holdings Limited, Class B Shares	0	0	—	7,900	1,000,000		1,007,900
Conergy Asia Holdings Limited, Ordinary Shares	0	0	—	—	7,833,333	(6,005,729)	1,827,604
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,123,796	12,101,483	—	(2,034,497)	1,106,331	—	11,173,317
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	190,177	2,846,246	—	—	187,429	—	3,033,675
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	78,261	—	—	—	3,368,589	(3,368,589)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,123,591	—	(1,121,996)	—	—	1,595
EPMC HoldCo, LLC, Membership Units	—	210,035	—	—	—	—	210,035
Essex Ocean II, LLC, Membership Units	—	159,045	—	(159,045)	—	—	—
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	973,215	14,480,002	—	(1,033,747)	373	(37,320)	13,409,308
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	91,711	—	—	—	1,900,733	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	—	—	(1,143,868)	4,177,710	—	3,033,842
KAGY Holding Company, Inc., Series A Preferred Stock	—	4,607,246	—	6,414,295		—	11,021,541
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	1,614,803	21,276,653	—	(771,618)	267,919	(4,072,441)	16,700,513
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	291,522	4,000,000	—	—	2,072,441	—	6,072,441
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	1,395,350	—	(1,395,340)	233	—	243
RM Holdco, LLC, Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC, Membership Units	94,458	—	—	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	259,194	4,871,284	—	—	20,813	—	4,892,097
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	644,597	3,154,770	—	(3,799,525)	644,755	—	—
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	203,774	3,049,555	—	(576,038)	203,055	—	2,676,572
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	129,857	1,943,371	—	(367,088)	129,400	—	1,705,683
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	367,755	4,251,368	—	—	2,238,735	—	6,490,103
United N659UA-767, LLC (N659UA)	119,856	3,191,938	—	62,801		(271,381)	2,983,358
United N661UA-767, LLC (N661UA)	103,515	3,266,101	—	78,880		(287,722)	3,057,259
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	1,530,000	—	(1,529,500)	—	—	500
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1)

Year Ended December 31, 2016

Security	Dividends or Interest(2)	Fair Value at December 31, 2015	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2016
36th Street Capital Partners Holdings, LLC, Membership Units	$—	$225,000	$—	$—	$6,593,897	$—	$6,818,897
36th Street Capital Partners Holdings, LLC, Subordinated Promissory Note, 12%, due 11/1/20	1,921,851	900,000	—	—	28,303,304	—	29,203,304
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/16	1,019,480	9,268,000	—	—	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	20,074	—	—	—	1,049,147	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/16	594,088	4,869,577	—	—	133	—	4,869,710
Anacomp, Inc., Class A Common Stock	—	1,581,964	—	(376,658)	—	—	1,205,306
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,381,227	11,343,490	—	(605,002)	1,362,995	—	12,101,483
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	236,640	2,612,408	—	—	233,838	—	2,846,246
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	51,210	—	—	—	2,762,241	(2,762,241)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	680,218	—	—	443,373	—	1,123,591
EPMC HoldCo, LLC, Membership Units	—	682,614	417,445	(472,579)	0	(417,445)	210,035
Essex Ocean II, LLC, Membership Units	—	200,686	—	54,390	0	(96,031)	159,045
Globecomm Systems Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,316,646	14,256,233	—	371,555	1,493	(149,279)	14,480,002
KAGY Holding Company, Inc., Series A Preferred Stock	—	6,118,515	—	(1,511,269)	0	—	4,607,246
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 8.2% Cash + 3.5% PIK, due 7/2/17	2,475,897	25,000,000	—	—	(3,723,347)	—	21,276,653
Kawa Solar Holdings Limited, Revolving Credit Facility, 8.2%, due 7/2/17	93,425	—	—	—	4,000,000	—	4,000,000
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	1,395,350	—	1,395,350
N659UA Aircraft Secured Mortgage, 12%, due 2/28/16	4,554	318,980	—	(5,665)	—	(313,315)	—
N661UA Aircraft Secured Mortgage, 12%, due 5/4/16	11,822	570,303	—	(12,619)	—	(557,684)	—
N913DL Aircraft Secured Mortgage, 8%, due 3/15/17	2,322	115,617	—	(1,421)	—	(114,196)	—
N918DL Aircraft Secured Mortgage, 8%, due 8/15/18	5,109	237,494	—	(4,275)	—	(233,219)	—
N954DL Aircraft Secured Mortgage, 8%, due 3/20/19	7,829	342,734	—	(6,180)	—	(336,554)	—
N955DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,463	369,162	—	(6,930)	—	(362,232)	—
N956DL Aircraft Secured Mortgage, 8%, due 5/20/19	8,365	365,197	—	(6,817)	—	(358,380)	—
N957DL Aircraft Secured Mortgage, 8%, due 6/20/19	8,537	372,392	—	(6,991)	—	(365,401)	—
N959DL Aircraft Secured Mortgage, 8%, due 7/20/19	8,708	379,522	—	(7,161)	—	(372,361)	—
N960DL Aircraft Secured Mortgage, 8%, due 10/20/19	9,289	403,869	—	(7,700)	—	(396,169)	—
N961DL Aircraft Secured Mortgage, 8%, due 8/20/19	9,028	393,115	—	(7,448)	—	(385,667)	—
N976DL Aircraft Secured Mortgage, 8%, due 2/15/18	4,636	218,321	—	(3,635)	—	(214,686)	—
N913DL Equipment Trust Beneficial Interests	491,371	107,501	211,982	(23,336)	—	(296,147)	—
N918DL Equipment Trust Beneficial Interests	8,483	127,662	89,515	(41,618)	—	(175,559)	—
N954DL Equipment Trust Beneficial Interests	8,743	77,850	(17,833)	17,495	—	(77,512)	—
N955DL Equipment Trust Beneficial Interests	8,278	108,100	(40,649)	(16,055)	—	(51,396)	—
N956DL Equipment Trust Beneficial Interests	8,362	104,478	(36,257)	(12,484)	—	(55,737)	—
N957DL Equipment Trust Beneficial Interests	8,249	105,329	(43,849)	(12,913)	—	(48,567)	—
N959DL Equipment Trust Beneficial Interests	8,139	106,203	(51,380)	(13,363)	—	(41,460)	—
N960DL Equipment Trust Beneficial Interests	7,785	105,937	(76,964)	(11,434)	—	(17,539)	—
N961DL Equipment Trust Beneficial Interests	7,976	101,487	(65,354)	(7,469)	—	(28,664)	—
N976DL Equipment Trust Beneficial Interests	8,635	100,793	110,531	(12,825)	—	(198,499)	—
RM Holdco, LLC, Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC, Membership Units	251,887	—	—	—	—	—	—
RM OpCo, LLC, Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/21/16	328,902	3,719,155	—	281,896	870,233	—	4,871,284
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	804,739	4,490,993	—	(2,135,114)	798,891	—	3,154,770
RM OpCo, LLC, Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	253,440	2,797,956	—	—	251,599	—	3,049,555
RM OpCo, LLC, Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	165,193	1,783,036	—	(3,685)	164,020	—	1,943,371
RM OpCo, LLC, Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	248,959	2,188,233	—	—	2,063,135	—	4,251,368
United N659UA-767, LLC (N659UA)	456,168	3,368,599	—	(284,572)	—	107,911	3,191,938
United N661UA-767, LLC (N661UA)	549,091	3,294,024	—	(341,679)	—	313,756	3,266,101
Wasserstein Cosmos Co-Invest, L.P., Limited Partnership Units	—	4,198,500	—	(2,668,500)	—	—	1,530,000
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers’ voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2016

Investment	Acquisition Date
Avanti Communications Group, PLC, Senior Secured Notes, 10%, due 10/1/19	9/26/13
BlackLine Intermediate, Inc., Warrants to Purchase Common Stock	9/25/13
Boomerang Tube Holdings, Inc., Common Stock	2/2/16
Caribbean Financial Group, Senior Secured Notes, 11.5%, due 11/15/19	10/19/12
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
Fuse, LLC, Senior Secured Notes, 10.375%, due 7/1/19	6/18/14
GACP I, LP, Membership Units	10/1/15
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Stock	9/18/15
Integra Telecom, Inc., Common Stock	11/19/09
Integra Telecom, Inc., Warrants	11/19/09
Iracore International, Inc., Senior Secured Notes, 9.5%, due 6/1/18	5/8/13
Magnolia Finance V plc, Asset-Backed Credit Linked Notes, 13.125%, due 8/2/21	8/1/13
Marsico Holdings, LLC, Common Interest Units	9/10/12
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC, Class A Units	10/17/16
NEG Parent, LLC, Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class B Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC, Class P Units	10/17/16
NEXTracker, Inc., Series B Preferred Stock	12/17/14
NEXTracker, Inc., Series C Preferred Stock	6/12/15
Rightside Group, Ltd., Warrants	8/6/14
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soasta, Inc., Warrants to Purchase Series F Preferred Stock	3/4/16
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Trade Finance Funding I, Ltd., Secured Class B Notes, 10.75%, due 11/13/18	11/13/13
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12
Waterfall International, Inc., Series B Preferred Stock	9/16/15
Waterfall International, Inc., Warrants to Purchase Stock	9/16/15

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities (Unaudited)

September 30, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,389,967,667	$—	$1,389,967,667
Companies 5% to 25% owned	—	74,735,725	—	74,735,725
Companies more than 25% owned	—	64,047,095	—	64,047,095
Investment in subsidiary	1,243,969,860	—	(1,243,969,860)	—
Total investments	1,243,969,860	1,528,750,487	(1,243,969,860)	1,528,750,487

Cash and cash equivalents	—	71,929,885	—	71,929,885
Accrued interest income	—	19,850,090	—	19,850,090
Receivable for investments sold	—	13,414,257	—	13,414,257
Deferred debt issuance costs	—	3,664,315	—	3,664,315
Prepaid expenses and other assets	512,789	3,993,300	—	4,506,089
Total assets	1,244,482,649	1,641,602,334	(1,243,969,860)	1,642,115,123

Liabilities
Debt, net of unamortized issuance costs	363,128,121	302,249,986	—	665,378,107
Payable for investment securities purchased	—	85,545,089	—	85,545,089
Incentive allocation payable	—	5,513,546	—	5,513,546
Interest payable	2,921,146	1,605,509	—	4,526,655
Payable to the Advisor	424,942	669,307	—	1,094,249
Unrealized depreciation on swaps	—	470,202	—	470,202
Accrued expenses and other liabilities	611,473	1,578,835	—	2,190,308
Total liabilities	367,085,682	397,632,474	—	764,718,156

Net assets	$877,396,967	$1,243,969,860	$(1,243,969,860)	$877,396,967

Composition of net assets
Common stock	$58,792	$—	$—	$58,792
Additional paid-in capital	1,038,026,254	1,273,621,817	(1,273,621,817)	1,038,026,254
Accumulated deficit	(160,688,079)	(29,651,957)	29,651,957	(160,688,079)
Net assets	$877,396,967	$1,243,969,860	$(1,243,969,860)	$877,396,967

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2016

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,175,097,468	$—	$1,175,097,468
Companies 5% to 25% owned	—	69,355,808	—	69,355,808
Companies more than 25% owned	—	70,516,594	—	70,516,594
Investment in subsidiary	1,031,709,637	—	(1,031,709,637)	—
Total investments	1,031,709,637	1,314,969,870	(1,031,709,637)	1,314,969,870

Cash and cash equivalents	—	53,579,868	—	53,579,868
Accrued interest income	—	13,692,194	—	13,692,194
Deferred debt issuance costs	—	3,828,784	—	3,828,784
Prepaid expenses and other assets	371,466	1,156,279	—	1,527,745
Total assets	1,032,081,103	1,387,226,995	(1,031,709,637)	1,387,598,461

Liabilities
Debt, net of unamortized issuance costs	237,871,436	333,787,426	—	571,658,862
Payable for investment securities purchased	—	12,348,925	—	12,348,925
Interest payable	2,298,333	2,715,380	—	5,013,713
Incentive allocation payable	—	4,716,834	—	4,716,834
Payable to the Advisor	—	325,790	—	325,790
Accrued expenses and other liabilities	975,343	1,623,003	—	2,598,346
Total liabilities	241,145,112	355,517,358	—	596,662,470

Net assets	$790,935,991	$1,031,709,637	$(1,031,709,637)	$790,935,991

Composition of net assets
Common stock	$53,042	$—	$—	$53,042
Additional paid-in capital	944,426,650	1,180,024,317	(1,180,024,317)	944,426,650
Accumulated deficit	(153,543,701)	(148,314,680)	148,314,680	(153,543,701)
Net assets	$790,935,991	$1,031,709,637	$(1,031,709,637)	$790,935,991

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$117,016,921	$—	$117,016,921
Companies 5% to 25% owned	—	5,365,553	—	5,365,553
Companies more than 25% owned	—	4,720,816	—	4,720,816
Dividend income:
Companies less than 5% owned	—	16,627	—	16,627
Lease income:
Companies more than 25% owned	—	223,370	—	223,370
Other income:
Companies less than 5% owned	—	1,424,831	—	1,424,831
Companies 5% to 25% owned	—	94,458	—	94,458
Total investment income	—	128,862,576	—	128,862,576
Operating expenses
Interest and other debt expenses	11,710,817	12,152,883	—	23,863,700
Management and advisory fees	—	15,624,277	—	15,624,277
Administration expenses	—	1,730,638	—	1,730,638
Legal fees, professional fees and due diligence expenses	434,665	692,722	—	1,127,387
Director fees	140,292	281,816	—	422,108
Insurance expense	109,058	218,667	—	327,725
Custody fees	2,626	241,801	—	244,427
Other operating expenses	729,707	1,306,669	—	2,036,376
Total operating expenses	13,127,165	32,249,473	—	45,376,638

Net investment income (loss)	(13,127,165)	96,613,103	—	83,485,938

Net realized and unrealized loss on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	—	(11,540,457)	—	(11,540,457)
Net realized loss	—	(11,540,457)	—	(11,540,457)

Change in net unrealized appreciation/depreciation	—	(967,257)	—	(967,257)
Net realized and unrealized loss	—	(12,507,714)	—	(12,507,714)

Net increase (decrease) in net assets from operations	(13,127,165)	84,105,389	—	70,978,224

Interest in earnings of subsidiary	67,408,201	—	(67,408,201)	—
Distributions of incentive allocation to the General Partner from net investment income	—	—	(16,697,188)	(16,697,188)
Net increase in net assets applicable to common equityholders resulting from operations	$54,281,036	$84,105,389	$(84,105,389)	$54,281,036

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Nine Months Ended September 30, 2016

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$99,016,633	$—	$99,016,633
Companies 5% to 25% owned	—	4,982,075	—	4,982,075
Companies more than 25% owned	—	1,915,981	—	1,915,981
Lease income:
Companies more than 25% owned	—	1,496,869	—	1,496,869
Other income:
Companies less than 5% owned	—	1,241,885	—	1,241,885
Total investment income	—	108,653,443	—	108,653,443

Operating expenses
Interest and other debt expenses	5,819,334	11,758,525	—	17,577,859
Management and advisory fees	—	13,976,545	—	13,976,545
Legal fees, professional fees and due diligence expenses	973,172	811,002	—	1,784,174
Administration expenses	—	1,267,815	—	1,267,815
Director fees	97,295	198,191	—	295,486
Insurance expense	90,345	190,230	—	280,575
Custody fees	2,625	229,221	—	231,846
Other operating expenses	708,438	861,548	—	1,569,986
Total expenses	7,691,209	29,293,077	—	36,984,286

Net investment income (loss)	(7,691,209)	79,360,366	—	71,669,157

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	—	(4,490,140)	—	(4,490,140)
Investments in companies 5% to 25% owned	—	417,446	—	417,446
Investments in companies more than 25% owned	—	79,742	—	79,742
Net realized loss	—	(3,992,952)	—	(3,992,952)

Change in net unrealized appreciation/depreciation	—	53,816	—	53,816
Net realized and unrealized loss	—	(3,939,136)	—	(3,939,136)

Net increase (decrease) in net assets from operations	(7,691,209)	75,421,230	—	67,730,021

Interest in earnings of subsidiary	61,087,399	—	(61,087,399)	—
Distributions of incentive allocation to the General Partner from net investment income	—	—	(14,333,831)	(14,333,831)
Net increase in net assets applicable to common equityholders resulting from operations	$53,396,190	$75,421,230	$(75,421,230)	$53,396,190

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

Our leverage program is comprised of $116.0 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “SVCP Revolver”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2022 (the “2022 Convertible Notes”), $125.0 million in senior unsecured notes issued by the Holding Company maturing in 2022 (the “2022 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Revolver, the TCPC Funding Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2017, 87.4% of our total assets were invested in qualifying assets.

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

As of September 30, 2017, less than 0.1% of our investments were categorized as Level 1, 9.9% were categorized as Level 2, 89.9% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2017, we invested approximately $245.7 million, comprised of new investments in nine new and seven existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.6% were in senior secured debt comprised of senior secured loans ($236.3 million, or 96.2% of total acquisitions) and senior secured notes ($3.4 million, or 1.4% of total acquisitions). The remaining $6.0 million (2.4% of total acquisitions) were comprised of equity investments including $2.8 million in equity interests in two portfolios of debt and lease assets and warrants received in connection with a debt investment. Additionally, we received approximately $158.1 million in proceeds from sales or repayments of investments during the three months ended September 30, 2017.

During the three months ended September 30, 2016, we invested approximately $146.6 million, comprised of new investments in eight new and five existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 96.2% were in senior secured debt comprised of senior secured loans ($133.4 million, or 91.0% of total acquisitions) and senior secured notes ($7.7 million, or 5.2% of total acquisitions). The remaining $5.5 million (3.8% of total acquisitions) were comprised of equity interests in two portfolios of debt and lease assets. Additionally, we received approximately $108.2 million in proceeds from sales or repayments of investments during the three months ended September 30, 2016.

During the nine months ended September 30, 2017, we invested approximately $652.4 million, comprised of new investments in 22 new and 17 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.2% were in senior secured debt comprised of senior secured loans ($613.5 million, or 94.0% of total acquisitions) and senior secured notes ($20.8 million, or 3.2% of total acquisitions). The remaining $18.1 million (2.8% of total acquisitions) were comprised of equity investments including $13.9 million in equity interests in two portfolios of debt and lease assets, and warrants received in connection with five debt investments. Additionally, we received approximately $434.1 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, we invested approximately $379.8 million, comprised of new investments in 17 new and 11 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.1% were in senior secured debt comprised of senior secured loans ($313.7 million, or 82.6% of total acquisitions) and senior secured notes ($47.3 million, or 12.5% of total acquisitions). The remaining $18.7 million (4.9% of total acquisitions) were comprised of $17.8 million in equity interests in two portfolios of debt and lease assets, as well as $0.9 million in two warrant positions received in connection with debt investments. Additionally, we received approximately $294.2 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2016.

At September 30, 2017, our investment portfolio of $1,528.8 million (at fair value) consisted of 97 portfolio companies and was invested 95.7% in debt investments, substantially all of which was in senior secured debt. In aggregate, our investment portfolio was invested 89.7% in senior secured loans, 6.0% in senior secured notes and 4.3% in equity investments. Our average portfolio company investment at fair value was approximately $15.8 million. Our largest portfolio company investment by value was approximately $45.5 million and our five largest portfolio company investments by value comprised approximately 13.6% of our portfolio at September 30, 2017.

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

The industry composition of our portfolio at fair value at September 30, 2017 was as follows:

Industry	Percent of Total Investments
Software Publishing	16.4%
Computer Systems Design and Related Services	8.6%
Data Processing and Hosting Services	5.2%
Credit (Nondepository)	5.1%
Air Transportation	3.6%
Advertising, Public Relations and Marketing	3.6%
Business Support Services	3.5%
Lessors of Nonfinancial Licenses	3.2%
Management, Scientific, and Technical Consulting Services	3.1%
Hospitals	2.9%
Pharmaceuticals	2.8%
Scientific Research and Development Services	2.7%
Credit Related Activities	2.6%
Chemicals	2.5%
Other Real Estate Activities	2.5%
Insurance	2.4%
Equipment Leasing	2.0%
Other Telecommunications	2.0%
Utility System Construction	1.9%
Other Information Services	1.9%
Other Publishing	1.9%
Textile Furnishings Mills	1.8%
Other Manufacturing	1.7%
Amusement and Recreation	1.6%
Wholesalers	1.4%
Real Estate Leasing	1.2%
Apparel Manufacturing	1.2%
Financial Investment Activities	1.1%
Restaurants	1.0%
Retail	1.0%
Educational Support Services	0.9%
Building Equipment Contractors	0.9%
Communications Equipment Manufacturing	0.9%
Other	4.9%
Total	100.0%

The weighted average effective yield of the debt securities in our portfolio was 10.95% at September 30, 2017 and 10.92% at December 31, 2016. At September 30, 2017, 88.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 11.2% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 81.3% at September 30, 2017. At December 31, 2016, 80.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime

Rate, and 19.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 77.0% at December 31, 2016.

Results of operations

Investment income

Investment income totaled $43.3 million and $38.5 million, respectively, for the three months ended September 30, 2017 and 2016, of which $42.3 million and $38.3 million were attributable to interest and fees on our debt investments, $0.1 million and $0.1 million to lease income and $0.9 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $1.8 million and $3.0 million of income related to prepayments for the three months ended September 30, 2017 and 2016, respectively. The increase in investment income in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 reflects an an increase in interest income due to the larger portfolio size during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and an increase in other income partially offset by a decrease in prepayment income.

Investment income totaled $128.9 million and $108.7 million, respectively, for the nine months ended September 30, 2017 and 2016, of which $127.1 million and $105.9 million were attributable to interest and fees on our debt investments, $0.2 million and $1.5 million to lease income and $1.6 million and $1.3 million to other income, respectively. Included in interest and fees on our debt investments were $13.5 million and $5.9 million of non-recurring income related to prepayments for the nine months ended September 30, 2017 and 2016, respectively. The increase in investment income in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflects an increase in interest income due to the increase in prepayment income and the larger portfolio size during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by a decrease in lease income.

Expenses

Total operating expenses for the three months ended September 30, 2017 and 2016 were $15.7 million and $12.8 million, respectively, comprised of $8.2 million and $6.2 million in interest expense and related fees, $5.6 million and $4.8 million in base management fees, $0.3 million and $0.6 million in legal and professional fees, $0.6 million and $0.4 million in administrative expenses, and $1.0 million and $0.8 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily reflects the increase in interest expense and other costs related to the increase in outstanding debt, as well as the higher average interest rate following the issuances of the 2022 Convertible Notes and 2022 Notes and the increase in LIBOR rates during the period.

Total operating expenses for the nine months ended September 30, 2017 and 2016 were $45.4 million and $37.0 million, respectively, comprised of $23.9 million and $17.6 million in interest expense and related fees, $15.6 million and $14.0 million in base management fees, $1.7 million and $1.3 million in administrative expenses, $1.1 million and $1.8 million in legal and professional fees, and $3.1 million and $2.3 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily reflects the increase in interest expense and other costs related to the increase in outstanding debt, as well as the higher average interest rate following the issuance of the 2022 Convertible Notes and 2022 Notes and the increase in LIBOR rates during the period.

Net investment income

Net investment income was $27.6 million and $25.7 million, respectively, for the three months ended September 30, 2017 and 2016. The increase in net investment income in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the three months ended September 30, 2017.

Net investment income was $83.5 million and $71.7 million, respectively, for the nine months ended September 30, 2017 and 2016. The increase in net investment income in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the nine months ended September 30, 2017.

Net realized and unrealized gain or loss

Net realized losses for the three months ended September 30, 2017 and 2016 were $4.7 million and $0.7 million, respectively. Net realized losses during the three months ended September 30, 2017 were comprised primarily of $2.8 million on the expiration of our Rightside warrants and $1.9 million on the disposition of our Fuse notes, respectively. Both positions have generated significant interest and other income. The Rightside warrants were allocated value at acquisition in connection with our funding of loans to Rightside at a significant discount to par. The Rightside loans were repaid in full during 2016.

Net realized losses for the nine months ended September 30, 2017 and 2016 were $11.5 million and $4.0 million, respectively. Net realized losses during the nine months ended September 30, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group, the realized losses on Rightside and Fuse Media and a $1.5 million loss on the disposition of our investment in Integra Telecom Holdings, partially offset by a $7.0 million gain on the sale of our equity in Blackline and $1.7 million gain on the sale of our equity in Soasta. The net realized loss during the nine months ended September 30, 2016 was primarily due to the taxable reorganization of our investment in Boomerang Tube, LLC.

For the three months ended September 30, 2017 and 2016, the change in net unrealized appreciation/depreciation was $(2.8) million and $0.9 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2017 was primarily due to a $2.3 million markdown on Edmentum, $2.0 million markdown of Kawa, and $2.1 million markdown of Real Mex, partially offset by the reversal of previously recognized unrealized losses. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2016 was comprised primarily of mark-to-market adjustments resulting from narrower market yield spreads during the quarter.

For the nine months ended September 30, 2017 and 2016, the change in net unrealized appreciation/depreciation was $(1.0) million and $0.0 million, respectively. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2017 was comprised primarily of a $8.1 million markdown of Kawa as well as a $4.6 million markdown of Real Mex in line with industry comparables, partially offset by the reversal of previously recognized unrealized losses as well as various market gains resulting from generally tighter spreads.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no U.S. federal excise tax recorded during the nine months ended September 30, 2017 and 2016.

Incentive compensation

Incentive compensation distributable to the General Partner for the three months ended September 30, 2017 and 2016 was $5.5 million and $5.1 million, respectively. Incentive compensation for the three months ended September 30, 2017 and 2016 was distributable due to our performance exceeding the total return threshold.

Incentive compensation distributable to the General Partner for the nine months ended September 30, 2017 and 2016 was $16.7 million and $14.3 million, respectively. Incentive compensation for the nine months ended September 30, 2017 and 2016 was distributable due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $14.6 million and $20.7 million for the three months ended September 30, 2017 and 2016, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the three months ended September 30, 2017 is primarily due to the net realized and unrealized loss during the three months ended September 30, 2017 compared to the net realized and unrealized gain during the three months ended September 30, 2016, partially offset by the increase in net investment income after incentive compensation.

The net increase in net assets applicable to common shareholders resulting from operations was $54.3 million and $53.4 million for the nine months ended September 30, 2017 and 2016, respectively. The higher net increase in net assets applicable to common shareholders resulting from operations during the nine months ended September 30, 2017 is primarily due to the higher net investment income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 partially offset by the larger net realized and unrealized loss during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

The following table summarizes the total shares issued and proceeds received in offerings of the Company’s common stock net of underwriting discounts and offering costs as well as shares issued in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2017.

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	464	$16.93	*	$7,854
April 25, 2017 public offering	5,750,000	16.84		93,597,500
______________

*	Weighted-average price per share.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on November 2, 2017, to be in effect through the earlier of two trading days after our third quarter 2017 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. There were no share repurchases for the nine months ended September 30, 2017.

Total leverage outstanding and available under the combined Leverage Program at September 30, 2017 were as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP Revolver	2018	L+2.50%†	$30,000,000	$86,000,000	$116,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	106,893,357	—	106,893,357
2022 Convertible Notes ($140 million par)	2022	4.625%	137,266,488	—	137,266,488
2022 Notes ($125 million par)	2022	4.125%	124,635,706	—	124,635,706
TCPC Funding Facility	2021	L+2.50%‡	200,000,000	150,000,000	350,000,000
SBA Debentures	2024−2027	2.57%§	75,000,000	75,000,000	150,000,000
Total leverage			673,795,551	$311,000,000	$984,795,551
Unamortized issuance costs			(8,417,444)
Debt, net of unamortized issuance costs			$665,378,107
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36%.

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

Net cash used in operating activities during the nine months ended September 30, 2017 was $104.3 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $208.2 million, partially offset by net investment income less incentive allocation (net of non-cash income and expenses) of approximately $103.9 million.

Net cash provided by financing activities was $122.7 million during the nine months ended September 30, 2017, consisting primarily of $124.6 million of proceeds from the issuance of debt on August 11, 2017 and $93.6 million of net proceeds from the public offering of common stock on April 25, 2017, reduced by the $61.4 million in regular dividends paid on common equity, $31.5 million of net repayments of debt and payment of $2.6 million in debt issuance costs.

At September 30, 2017, we had $71.9 million in cash and cash equivalents.

The SVCP Revolver and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Revolver and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Revolver and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2017, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The SVCP Revolver, the 2019 Convertible Notes, the 2022 Convertible Notes, the 2022 Notes and the TCPC Funding Facility mature in July 2018, December 2019, March 2022, August 2022 and April 2021, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 22, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
August 3, 2017	September 15, 2017	September 29, 2017	Regular	0.36	21,165,193
				$1.08	$61,425,414

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2016	March 17, 2016	March 31, 2016	Regular	$0.36	$17,530,963
May 10, 2016	June 16, 2016	June 30, 2016	Regular	0.36	18,254,229
August 9, 2016	September 16, 2016	September 30, 2016	Regular	0.36	19,094,976
				$1.08	$54,880,168

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the nine months ended September 30, 2017 and 2016:

	2017	2016
Shares Issued	464	311
Average Price Per Share	$16.93	$15.08
Proceeds	$7,854	$4,691

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

Recent Developments

From October 1, 2017 through November 3, 2017, the Operating Company has invested approximately $68.1 million primarily in four senior secured loans with a combined effective yield of approximately 10.0%.

On November 2, 2017, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2017 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 3, 2017, the Company issued $50 in aggregate principal amount of 4.125% notes due 2022 for proceeds of approximately $49.1 million, net of underwriter discounts and approximately $0.3 million of expenses related to the offering.  The notes are a further issuance to the 2022 Notes that the Company issued on August 11, 2017, and are treated as a single series with the existing 2022 Notes under the indenture.

On November 7, 2017, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 29, 2017 to stockholders of record as of the close of business on December 15, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2017, 88.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2017, the percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 81.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2017 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$45,988,135	$(9,150,000)	$36,838,135
Up 200 basis points	32,119,293	(6,100,000)	26,019,293
Up 100 basis points	18,250,452	(3,050,000)	15,200,452
Down 100 basis points	(7,085,379)	3,050,000	(4,035,379)
Down 200 basis points	(8,033,856)	4,036,065	(3,997,791)
Down 300 basis points	(8,033,856)	4,036,065	(3,997,791)

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

Item 1.     Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2017, we are currently not a party to any pending material legal proceedings.

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

Date: November 7, 2017
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: November 7, 2017
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer