Form 10-Q
period 2018-03-31
TCP Capital Corp.
filed 2018-05-09
CIK 1370755

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 8, 2018 was 58,825,849.

TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,446,893,939 and $1,356,459,251, respectively)	$1,461,952,420	$1,362,514,206
Companies 5% to 25% owned (cost of $95,001,060 and $84,153,698, respectively)	82,901,931	75,635,342
Companies more than 25% owned (cost of $105,442,881 and $106,543,799, respectively)	75,533,774	76,383,155
Total investments (cost of $1,647,337,880 and $1,547,156,748, respectively)	1,620,388,125	1,514,532,703

Cash and cash equivalents (including restricted cash of $0 and $798,108, respectively)	13,736,624	86,625,237
Accrued interest income:
Companies less than 5% owned	19,618,490	18,533,095
Companies 5% to 25% owned	1,141,466	817,984
Companies more than 25% owned	386,628	16,859
Deferred debt issuance costs	4,200,912	3,276,838
Receivable for investments sold	198,662	431,483
Prepaid expenses and other assets	5,944,857	5,188,169
Total assets	1,665,615,764	1,629,422,368

Liabilities
Debt, net of unamortized issuance costs of $8,454,219 and $8,624,072, respectively	768,655,455	725,200,281
Management and advisory fees payable	5,552,866	—
Incentive compensation payable	5,391,278	5,983,135
Interest payable	5,164,199	7,771,537
Payable for investments purchased	1,405,087	16,474,632
Payable to the Advisor	823,461	800,703
Unrealized depreciation on swaps	—	603,745
Accrued expenses and other liabilities	2,048,403	1,860,209
Total liabilities	789,040,749	758,694,242

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$876,575,015	$870,728,126

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,836,148 and 58,847,256 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	$58,836	$58,847
Paid-in capital in excess of par	1,038,698,067	1,038,855,948
Accumulated net investment income	4,824,877	4,443,768
Accumulated net realized losses	(140,023,479)	(139,390,703)
Accumulated net unrealized depreciation	(26,983,286)	(33,239,734)
Net assets applicable to common shareholders	$876,575,015	$870,728,126

Net assets per share	$14.90	$14.80

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (M)	—	8.81%	10.88%	6/1/2020	$22,500,000	$22,200,816	$22,168,125	1.36%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.0% Exit Fee)	LIBOR (M)	1.37%	8.13%	10.19%	12/31/2019	$30,469,223	30,086,305	30,056,366	1.84%	H/L/N
Videology Media Technologies, LLC	First Lien UK Revolver (3.0% Exit Fee)	LIBOR (M)	1.00%	13.00%	15.01%	1/10/2020	$6,079,428	6,079,428	6,079,428	0.37%	L/N
Videology Media Technologies, LLC	First Lien US Revolver (3.0% Exit Fee)	LIBOR (M)	1.00%	11.50%	13.51%	1/10/2020	$1,419,447	1,419,447	1,419,447	0.09%	L/N
								59,785,996	59,723,366	3.66%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	9.19%	12/14/2021	$14,193,570	14,007,565	14,356,796	0.88%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	9.19%	2/28/2022	$8,307,737	8,194,866	8,367,968	0.51%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	9.19%	7/31/2022	$3,455,358	3,407,956	3,442,055	0.21%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	9.19%	9/30/2022	$5,287,305	5,204,400	5,243,420	0.32%	N
Mesa Airlines, Inc.	Engine Acquisition Term loan C-3	LIBOR (M)	—	7.25%	9.19%	2/28/2023	$1,484,178	1,458,715	1,458,204	0.09%	N
								32,273,502	32,868,443	2.01%
Amusement and Recreation
Machine Zone, Inc.	First Lien Term Loan	LIBOR (M)	—	8.50%	10.17%	2/1/2021	$5,433,346	5,354,531	5,351,846	0.33%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	10.80%	11/3/2020	$24,191,839	23,877,204	24,639,388	1.51%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	N/A	11/3/2020	$—	(10,882)	—	—	K/N
								29,220,853	29,991,234	1.84%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.38%	7/25/2021	$14,332,924	14,190,533	14,533,585	0.89%	N

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	—	—	—	N
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.96%	11/30/2019	$22,375,000	22,200,576	22,375,000	1.37%	L/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	11.23%	6/30/2023	$31,000,000	30,654,646	31,000,000	1.90%	N
								52,855,222	53,375,000	3.27%
Chemicals
Green Biologics, Inc.	Convertible Note	Fixed	—	10.00% PIK	10.00%	6/30/2019	$10,500,000	10,460,710	5,546,191	0.34%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10.00% PIK	10.00%	12/31/2020	$5,522,187	5,485,914	3,293,708	0.20%	L/N
Green Biologics, Inc.	Super Secured Term Loan (100.0% Exit Fee)	Fixed	—	10.00% PIK	10.00%	6/30/2019	$1,500,000	1,500,000	2,759,775	0.17%	N
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	10.30%	10/12/2021	$866,253	861,687	888,429	0.05%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	10.30%	10/12/2021	$3,743,815	3,723,579	3,839,657	0.23%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	$6,336,478	6,921,969	7,993,391	0.49%	D/H/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	11.88%	4/1/2019	$7,390,348	7,185,465	7,321,618	0.45%	L/N
								36,139,324	31,642,769	1.93%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.25%	7.63%	9.75%	12/21/2021	$180,455	$175,812	$180,456	0.01%	B/N
Globecomm Systems, Inc.	First Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.63%	12/11/2021	$7,327,125	7,327,125	7,327,125	0.45%	B/N
Globecomm Systems, Inc.	Second Tranche Term Loan	LIBOR (Q)	1.25%	8.00%	10.13%	12/11/2021	$2,457,375	2,457,375	2,457,375	0.15%	B/N
Globecomm Systems, Inc.	Third Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$1,287,000	1,287,000	1,287,000	0.08%	B/N
Globecomm Systems, Inc.	Fourth Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$2,326,500	2,326,500	2,179,698	0.13%	B/N
								13,573,812	13,431,654	0.82%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.75%	9.05%	9/1/2022	$7,868,619	7,763,682	7,789,933	0.48%	H/N
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	9.05%	9/1/2022	$9,775,000	9,625,155	9,677,250	0.59%	H/N
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.98%	3/14/2024	$10,925,551	10,632,448	10,767,131	0.66%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00%Cash + 2.00%PIK	9.75%	11/4/2019	$43,662,120	43,329,549	40,588,307	2.48%	N
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.75%	11/4/2019	$3,182,143	3,182,143	2,958,120	0.18%	N
								74,532,977	71,780,741	4.39%
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	11.28%	12/21/2021	$22,432,442	22,116,028	22,564,283	1.38%	N
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	8.39%	6/30/2020	$19,111,111	18,979,608	19,111,111	1.17%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,432,257	29,235,904	1.79%	E/G/H/N
								68,527,893	70,911,298	4.34%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	9.06%	12/20/2021	$14,585,198	14,476,804	15,022,754	0.92%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(5,067)	—	—	K/N
Pacific Union Financial, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.16%	4/21/2022	$25,000,000	24,795,703	25,000,000	1.53%	N
								39,267,440	40,022,754	2.45%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.50%	8.24%	9/20/2022	$22,647,306	22,230,700	22,595,217	1.38%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.50%	N/A	9/20/2022	$—	(27,011)	(3,473)	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	9.72%	12/7/2022	$32,792,848	32,177,476	32,415,731	1.98%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	N/A	12/7/2022	$—	(41,369)	(30,900)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.77%	10/31/2025	$11,988,526	11,952,860	12,125,256	0.74%	G
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (M)	—	5.50%Cash + 2.50%PIK	10.06%	2/1/2021	$25,647,502	25,051,800	25,873,106	1.58%	L/N
Internap Corporation	First Lien Incremental Term Loan	LIBOR (M)	1.00%	5.75%	7.47%	4/6/2022	$3,819,303	3,800,283	3,860,685	0.24%
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	7.47%	4/6/2022	$3,155,863	3,116,827	3,190,057	0.20%	J
Intralinks, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.88%	11/14/2025	$4,045,291	4,006,859	4,090,801	0.25%
Pulse Secure, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.70%	5/1/2022	$11,901,400	11,755,527	11,788,337	0.72%	N
Pulse Secure, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	7.00%	N/A	5/1/2022	$—	(16,486)	(12,754)	—	K/N
SnapLogic, Inc.	First Lien Term Loan	LIBOR (M)	—	7.81%Cash + 2.00%PIK	12.00%	3/1/2022	$21,000,000	20,624,017	20,620,593	1.26%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.13%	5/5/2025	$9,675,000	9,609,701	9,726,374	0.60%
								144,241,184	146,239,030	8.95%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Educational Support Services
Edmentum, Inc.	Junior Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$3,368,586	$3,368,586	$3,368,591	0.21%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,355,730	7,355,730	7,355,737	0.45%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,166,903	3,166,903	3,166,903	0.19%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$14,782,001	14,444,194	10,347,417	0.63%	B/N
								28,335,413	24,238,648	1.48%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	11.40%	6/30/2018	$7,570,571	7,525,441	7,394,555	0.45%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	11.40%	6/30/2018	$1,603,779	1,590,916	1,582,128	0.10%	N
								9,116,357	8,976,683	0.55%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$29,912,842	29,912,841	29,912,839	1.83%	E/F/N

Financial Investment Activities
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR (Q)	—	9.50%	11.80%	4/12/2025	$38,000,000	38,000,000	38,000,000	2.33%	H/I/N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	8.25%	N/A	1/31/2026	$—	(135,903)	(138,810)	(0.01)%	K/N
HighTower Holding, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	9.92%	1/31/2026	$15,080,645	14,675,020	14,665,927	0.90%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.47%	10/16/2025	$9,333,333	9,289,979	9,426,667	0.58%	N
								61,829,096	61,953,784	3.80%
Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.38%	2/14/2021	$29,288,064	28,971,869	30,146,204	1.84%	N

Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.50%	7.16%	12/30/2022	$831,979	824,187	831,979	0.05%	N
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.50%	N/A	12/30/2021	$—	(7,558)	—	—	K/N
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	7.16%	12/30/2022	$3,373,050	3,346,802	3,373,050	0.21%	N
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	10.62%	6/8/2023	$8,277,983	8,144,511	8,277,983	0.51%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.13%	12/19/2025	$9,850,547	9,759,172	9,825,920	0.60%
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (M)	1.00%	5.50%	7.38%	1/24/2021	$5,828,571	5,776,040	5,787,771	0.35%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (M)	1.00%	5.50%	N/A	1/24/2021	$—	(15,598)	(12,000)	—	K/N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	7.38%	1/24/2021	$4,345,714	4,306,455	4,315,294	0.26%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.33%	8/29/2019	$20,090,909	19,815,257	20,090,909	1.23%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.43%	8/29/2019	$4,330,200	4,273,447	4,330,200	0.26%	N
								56,222,715	56,821,106	3.47%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.05%	9/29/2025	$15,000,000	14,897,537	15,243,756	0.93%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	11.64%	3/21/2022	$31,337,820	31,085,709	31,096,519	1.90%	N
								45,983,246	46,340,275	2.83%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (M)	1.00%	10.77%Cash +0.50%PIK	13.57%	6/16/2022	$24,239,224	23,403,376	23,815,038	1.46%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.50%	10/31/2019	$22,599,357	22,427,488	22,599,357	1.38%	N
								45,830,864	46,414,395	2.84%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Metal Manufacturing
Neenah Foundry Company	First Lien Term Loan B	LIBOR (Q)	—	6.50%	7.49%	12/13/2022	$5,799,150	$5,743,459	$5,770,155	0.35%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	10.30%	10/17/2022	$1,455,210	1,455,210	1,455,210	0.09%	N

Other Information Services
Discoverorg, LLC	Second Lien Incremental Term Loan	LIBOR (M)	1.00%	8.50%	10.39%	2/26/2024	$3,419,277	3,402,428	3,415,857	0.21%	N
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.39%	2/26/2024	$12,839,252	12,727,607	12,826,413	0.78%	N
								16,130,035	16,242,270	0.99%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$9,268,000	7,586,317	9,268,000	0.57%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,049,146	1,049,146	1,049,146	0.06%	B/N
								13,505,040	15,186,723	0.93%
Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	11.26%	12/23/2019	$12,727,147	12,659,953	12,727,147	0.78%	N
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.76%	4/17/2024	$25,202,549	24,969,647	26,185,448	1.60%	N
								37,629,600	38,912,595	2.38%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	10.13%	11/1/2025	$25,846,154	25,634,246	26,169,231	1.60%

Pharmaceuticals
Nephron Pharmaceuticals Corporation	First Lien FILO Term Loan (1.13% Exit Fee)	LIBOR (M)	1.00%	8.75%	10.42%	8/7/2019	$39,417,218	38,656,117	39,673,430	2.43%	L/N
P&L Development, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.69%	5/18/2022	$496,250	496,250	481,437	0.03%
								39,152,367	40,154,867	2.46%
Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.88%	4/13/2021	$1,900,733	1,900,733	1,900,732	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	10.75%	4/29/2021	$7,797,890	7,693,254	7,864,174	0.48%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.38%	6/26/2022	$6,915,449	6,839,822	6,920,636	0.42%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.50%	N/A	6/26/2022	$—	(4,800)	—	—	K/N
								14,504,276	14,784,810	0.90%
Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.74%	1/23/2023	$11,536,391	11,514,570	11,637,334	0.71%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	11.38%	1/12/2020	$14,000,000	13,905,952	13,963,600	0.85%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.85%	10/13/2022	$5,000,000	4,921,727	5,100,000	0.31%	N
								18,827,679	19,063,600	1.16%
Retail
Bon-Ton, Inc.	Super Priority Debtor-in-Possession Tranche A-1 Revolver	LIBOR (M)	1.00%	9.50%	11.26%	11/1/2018	$12,929,391	12,822,905	12,929,391	0.79%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.41%	9/12/2022	$11,149,443	10,893,785	11,149,443	0.68%	N
								23,716,690	24,078,834	1.47%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,162,945	$2,162,945	$399,712	0.02%	B/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,985,495	4,702,108	4,985,505	0.31%	B/N
RM OpCo, LLC (Real Mex)	First Out Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$1,155,802	1,146,061	1,155,802	0.07%	B/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	0.00%	3/30/2018	$10,398,622	10,398,622	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,394,111	3,378,689	627,232	0.04%	B/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$7,406,149	7,406,149	7,406,149	0.45%	B/N
								29,194,574	14,574,400	0.89%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	10.00%	10.00%	10/1/2021	$1,368,694	1,338,928	1,098,377	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	10.00%	10.00%	10/1/2021	$3,492,521	3,418,917	2,802,748	0.17%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	—	20.00% PIK	12.00%	10/1/2023	$7,318,661	4,123,579	1,756,479	0.11%	E/G/H/N
								8,881,424	5,657,604	0.35%
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	—	2.50%	4.80%	4/29/2020	$1,857,267	1,693,369	1,810,836	0.11%	N
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	Second Lien Term Loan	LIBOR (Q)	—	2.50%	4.80%	4/29/2020	$4,189,589	2,787,441	4,022,007	0.25%	N
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	10.24%	11/3/2021	$34,756,185	34,239,876	34,408,623	2.11%	G/N
								38,720,686	40,241,466	2.47%
Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%Cash + 2.00%PIK	16.75%	7/16/2018	$17,028,510	17,033,535	17,028,510	1.04%	H/N
Actifio, Inc.	First Lien Term Loan (2.0% Exit Fee)	LIBOR (M)	1.00%	7.50%Cash +1.00%PIK	10.56%	11/1/2020	$35,381,875	34,965,191	35,005,058	2.14%	L/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%Cash + 1.25%PIK	11.56%	1/31/2020	$30,757,271	30,522,854	29,740,743	1.82%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75%Cash + 3.00%PIK	10.50%	3/31/2019	$47,790,218	47,447,602	48,160,592	2.94%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.67%	11/4/2021	$26,358,696	25,883,238	25,805,163	1.58%	H/N
DealerFX, Inc.	First Lien Term Loan	LIBOR (Q)	—	6.25%Cash + 2.00%PIK	10.56%	2/1/2023	$15,889,692	15,584,876	15,571,898	0.95%	N
Dealersocket, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.87%	2/10/2021	$14,875,000	14,494,473	14,875,000	0.91%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.30%	9/19/2025	$24,325,623	24,102,594	24,325,623	1.49%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80%Cash + 8.45%PIK	13.56%	1/26/2022	$20,260,453	19,755,085	20,025,432	1.23%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.82%	11/13/2022	$14,160,797	13,893,862	13,920,064	0.85%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	N/A	11/13/2022	$—	(22,432)	(20,639)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.79%	10/3/2022	$20,884,731	20,460,180	20,740,626	1.27%	N
Lithium Technologies, LLC	First Revolver	LIBOR (Q)	1.00%	8.00%	N/A	10/3/2022	$—	(31,016)	(10,544)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	8.88%	10.94%	9/1/2020	$19,117,528	18,529,746	18,515,311	1.13%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	—	9.88%	11.94%	1/1/2019	$2,093,398	2,064,674	2,046,820	0.13%	L/N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.25%	9.14%	7/31/2022	$2,726,918	2,673,584	2,704,557	0.17%	N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.14%	7/31/2022	$16,397,517	16,109,140	16,263,057	1.00%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	N/A	7/31/2022	$—	(24,379)	(11,525)	—	K/N
								303,442,807	304,685,746	18.65%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.69%	12/19/2019	$20,473,565	$20,473,565	$20,723,342	1.27%	L/N
Lexmark Carpet Mills, Inc.	First Lien Term Loan B (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.69%	12/19/2019	$7,022,909	6,948,198	7,108,588	0.44%	L/N
								27,421,763	27,831,930	1.71%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.05%	6/1/2025	$7,611,914	7,542,365	7,688,033	0.47%	G

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	6/30/2018	$666,667	666,667	666,667	0.04%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR (M)	—	8.50%	10.56%	8/1/2020	$6,400,000	6,324,701	6,181,190	0.38%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	—	11.44%	13.50%	8/1/2020	$3,458,927	3,213,965	3,454,430	0.21%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	LIBOR (Q)	—	8.00% PIK	9.33%	7/2/2018	$15,166,766	15,166,766	15,167,008	0.93%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	7/2/2018	$8,115,517	8,115,517	8,115,517	0.50%	C/F/H/N
								33,487,616	33,584,812	2.06%
Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	10.31%	10/25/2022	$18,362,620	17,944,188	18,129,415	1.11%	N

Wireless Telecommunications Carriers
Gogo Intermediate Holdings, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,262,500	0.69%	C/E/G

Total Debt Investments								1,557,160,465	1,548,336,075	94.75%

Equity Securities
Advertising and Public Relations Services
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock					5/4/2027	1,125,000	185,450	171,338	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock					9/18/2025	1,327,869	212,360	237,689	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock					8/15/2027	1,049,996	276,492	497,278	0.03%	C/E/H/N
								674,302	906,305	0.06%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,798,655	2,967,910	0.18%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,896,713	3,032,882	0.19%	E/F/N
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock					12/4/2018	1,843	855,313	3,877,335	0.24%	C/E/N
								6,550,681	9,878,127	0.61%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	70,115	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						803,961	325,432	1,187,692	0.07%	C/E/N
								556,370	1,257,807	0.07%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock					10/1/2021	909,300	272,807	—	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock					3/29/2023	800,000	605,266	800,160	0.05%	C/E/N
								878,073	800,160	0.05%
Communications Equipment Manufacturing
HCT Acquisition, LLC (Globecomm)	Membership Units						909,300	531,575	—	—	B/C/N

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	$26,711,048	$1,418,746	0.09%	C/E/F/N
Domo, Inc.	Warrants to Purchase Series D-2 Preferred Stock	12/30/2027	1,835,636	264,624	1,017,493	0.06%	C/E/N
				26,975,672	2,436,239	0.15%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	—	—	—	B/C/E/N
				680,226	—	—
Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	41,470	—	C/E/N

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		8,945,992	8,945,992	13,117,506	0.80%	E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		13,328,862	13,328,862	13,368,921	0.82%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		4,324,818	4,324,818	4,324,818	0.26%	E/I/N
				17,653,680	17,693,739	1.08%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	210,035	0.01%	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	5,874,414	0.36%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	286,453	0.02%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	289,296	0.02%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,180,381	0.07%	C/N
				3,166,925	7,630,544	0.47%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	10,192,982	0.62%	B/C/E/N
				1,091,200	10,192,982	0.62%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	3,165,441	0.19%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N
Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation		24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units		13,161,000	2,010,777	1,316	—	B/C/E/N
				2,010,777	1,316	—
Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		245,368	$3,086	$40,862	—	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (BPA)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	—	—	—	C/E/N
Lions Holdings, Inc. (BPA)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/N
				—	—	—
Software
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock	5/5/2027	1,052,651	188,770	222,530	0.02%	C/E/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,260,000	169,402	169,344	0.01%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	617,854	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	580,246	0.04%	C/E/N
				1,152,351	1,589,974	0.11%
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	1,027,700	0.06%	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	106,999	0.01%	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	448,000	76,950	76,966	0.01%	C/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	289,040	0.02%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,554,187	1,500,705	0.10%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	1,543,690	0.09%	C/D/E/H/N

Total Equity Securities				90,177,415	72,052,050	4.41%

Total Investments				$1,647,337,880	$1,620,388,125

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					13,736,624	0.84%
Cash and Cash Equivalents					13,736,624	0.84%

Total Cash and Investments					$1,634,124,749	100.00%	M

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

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2018

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $169,068,555 and $70,968,080, respectively, for the three months ended March 31, 2018. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2018 was $1,619,089,916 or 99.1% of total cash and investments of the Company. As of March 31, 2018, approximately 13.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment income
Interest income:
Companies less than 5% owned	$40,797,854	$35,418,453
Companies 5% to 25% owned	1,746,864	1,726,423
Companies more than 25% owned	1,280,613	1,635,334
Dividend income:
Companies more than 25% owned	17,902	—
Lease income:
Companies more than 25% owned	74,457	74,457
Other income:
Companies less than 5% owned	—	488,347
Companies 5% to 25% owned	297,356	—
Total investment income	44,215,046	39,343,014
Operating expenses
Interest and other debt expenses	9,641,894	7,755,027
Management and advisory fees	5,706,236	4,934,041
Incentive fee	5,391,278	N/A
Administrative expenses	597,232	589,561
Legal fees, professional fees and due diligence expenses	434,303	277,721
Director fees	156,816	159,970
Insurance expense	106,865	107,960
Custody fees	91,855	81,887
Other operating expenses	523,454	554,959
Total operating expenses	22,649,933	14,461,126

Net investment income	21,565,113	24,881,888

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	(632,776)	(5,087,458)
Net realized loss	(632,776)	(5,087,458)

Change in net unrealized appreciation/depreciation	6,256,448	4,617,498
Net realized and unrealized gain (loss)	5,623,672	(469,960)

Net increase in net assets from operations	27,188,785	24,411,928

Distributions of incentive allocation to the General Partner from:
Net investment income	N/A	(4,976,378)

Net increase in net assets applicable to common shareholders resulting from operations	$27,188,785	$19,435,550

Basic and diluted earnings per common share	$0.46	$0.37

Basic and diluted weighted average common shares outstanding	58,844,381	53,041,902

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Losses	Accumulated Net Unrealized Depreciation	Total Net Assets
	Shares	Par Amount

Balance at December 31, 2016	53,041,900	$53,042	$944,426,650	$12,533,289	$(134,960,267)	$(31,116,723)	$790,935,991

Issuance of common stock in public offering, net	5,750,000	5,750	93,591,750	—	—	—	93,597,500
Issuance of common stock from at-the-market offerings, net	54,713	55	863,343	—	—	—	863,398
Issuance of common stock from dividend reinvestment plan	643	—	10,585	—	—	—	10,585
Net investment income	—	—	—	113,401,620	—	—	113,401,620
Net realized and unrealized loss	—	—	—	—	(20,667,272)	(2,123,011)	(22,790,283)
General Partner incentive allocation	—	—	—	(22,680,323)	—	—	(22,680,323)
Regular dividends paid to common shareholders	—	—	—	(82,610,362)	—	—	(82,610,362)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(36,380)	(16,200,456)	16,236,836	—	—
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$4,443,768	$(139,390,703)	$(33,239,734)	$870,728,126

Issuance of common stock from dividend reinvestment plan	192	—	2,723	—	—	—	2,723
Repurchase of common stock	(11,300)	(11)	(160,604)	—	—	—	(160,615)
Net investment income	—	—	—	21,565,113	—	—	21,565,113
Net realized and unrealized gain (loss)	—	—	—	—	(632,776)	6,256,448	5,623,672
Regular dividends paid to common shareholders	—	—	—	(21,184,004)	—	—	(21,184,004)
Balance at March 31, 2018	58,836,148	$58,836	$1,038,698,067	$4,824,877	$(140,023,479)	$(26,983,286)	$876,575,015
See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$27,188,785	$19,435,550
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss	632,776	5,087,458
Change in net unrealized appreciation/depreciation of investments	(6,236,730)	(4,617,449)
Net amortization of investment discounts and premiums	(2,713,434)	(4,313,547)
Amortization of original issue discount on convertible debt	290,321	249,039
Interest and dividend income paid in kind	(2,726,161)	(3,508,567)
Amortization of deferred debt issuance costs	1,172,399	827,718
Changes in assets and liabilities:
Purchases of investment securities	(166,342,394)	(136,284,513)
Proceeds from sales, maturities and pay downs of investments	70,968,080	117,033,249
Decrease (increase) in accrued interest income - companies less than 5% owned	(1,085,395)	2,282,423
Increase in accrued interest income - companies 5% to 25% owned	(323,482)	(430,233)
Decrease (increase) in accrued interest income - companies more than 25% owned	(369,769)	7,275
Decrease in receivable for investments sold	232,821	—
Decrease (increase) in prepaid expenses and other assets	(756,688)	265,980
Decrease in payable for investments purchased	(15,069,545)	(10,292,325)
Increase (decrease) in incentive compensation payable	(591,857)	259,544
Decrease in interest payable	(2,607,338)	(342,150)
Increase in payable to the Advisor	22,758	200,077
Increase in management and advisory fees payable	5,552,866	—
Increase (decrease) in accrued expenses and other liabilities	188,194	(382,381)
Net cash used in operating activities	(92,573,793)	(14,522,852)

Financing activities
Borrowings	190,953,697	84,000,000
Repayments of debt	(148,000,000)	(48,000,000)
Payments of debt issuance costs	(1,926,621)	—
Regular dividends paid to common shareholders	(21,184,004)	(19,095,084)
Repurchase of common shares	(160,615)	—
Proceeds from shares issued in connection with dividend reinvestment plan	2,723	2,564
Net cash provided by financing activities	19,685,180	16,907,480

Net increase (decrease) in cash, cash equivalents, and restricted cash	(72,888,613)	2,384,628
Cash and cash equivalents at beginning of period	86,625,237	53,579,868
Cash and cash equivalents at end of period	$13,736,624	$55,964,496

Supplemental cash flow information
Interest payments	$10,398,997	$6,628,691
Excise tax payments	$86,106	$528,603
See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

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

March 31, 2018

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

March 31, 2018

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

At March 31, 2018, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$40,862
2	Other direct and indirect observable market inputs *	88,313,691	11,262,500	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,331,139,346	117,620,538	70,267,145
3	Advisor valuations with significant unobservable inputs	—	—	1,744,043
		$1,419,453,037	$128,883,038	$72,052,050
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2018 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,122,672,124	Income approach	Discount rate	8.0% - 27.5% (12.7%)
	140,571,248	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	26,693,724	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.5x)
	41,202,250	Market comparable companies	EBITDA multiples	3.5x - 10.0x (7.1x)
Other Corporate Debt	38,000,000	Income approach	Discount rate	10.0% (10.0%)
	64,806,347	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	5,546,191	Market comparable companies	Revenue multiples	2.6x (2.6x)
	9,268,000	Market comparable companies	EBITDA multiples	7.5x (7.5x)
Equity	7,583,512	Income approach	Discount rate	4.2% - 19.0% (7.3%)
	16,051,611	Market quotations	Indicative bid/ask quotes	1 (1)
	9,219,640	Option Pricing Model	EBITDA/Revenue multiples	1.7x - 8.3x (4.9x)
			Implied volatility	25.0% - 65.0% (51.4%)
			Yield	0.0% (0.0%)
			Term	0.6 years - 4.5 years (1.7 years)
	1,490,176	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.1x)
	19,972,508	Market comparable companies	EBITDA multiples	3.5x - 10.0x (7.3x)
	17,693,741	Other *	N/A	N/A
$1,520,771,072
______________
*    Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,239,746,177	$78,011,815	$66,977,237
Net realized and unrealized gains (losses)	4,307,029	(534,353)	1,872,158
Acquisitions *	122,171,267	41,057,625	4,624,260
Dispositions	(62,213,949)	(914,549)	(3,206,510)
Transfers into Level 3 †	40,926,154	—	—
Transfer out of Level 3 ‡	(13,797,332)	—	—
Ending balance	$1,331,139,346	$117,620,538	$70,267,145

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$4,997,094	$(534,353)	$1,961,962
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of two investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$116,662	$—	$1,730,941
Net realized and unrealized gains (losses)	(623)	—	13,102
Acquisitions *	623	—	—
Dispositions	(116,662)	—	—
Ending balance	$—	$—	$1,744,043

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$13,102
______________

*	Includes payments received in kind and accretion of original issue and market discounts

There were no transfers between Level 1 and 2 during the three months ended March 31, 2018.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Summary of Significant Accounting Policies — (continued)

 At December 31, 2017, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$87,555
2	Other direct and indirect observable market inputs *	116,531,066	11,331,250	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,239,746,177	78,011,815	66,977,237
3	Advisor valuations with significant unobservable inputs	116,662	—	1,730,941
Total		$1,356,393,905	$89,343,065	$68,795,733
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2017 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,089,247,230	Income approach	Discount rate	5.1% - 32.5% (12.5%)
	92,717,995	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	22,199,690	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.2x)
	35,697,924	Market comparable companies	EBITDA multiples	3.5x - 10.0x (6.9x)
Other Corporate Debt	64,271,565	Market quotations	Indicative bid/ask quotes	1 - 8 (1)
	4,472,250	Market comparable companies	Revenue multiples	2.0x (2.0x)
	9,268,000	Market comparable companies	EBITDA multiples	7.9x (7.9x)
Equity	8,119,621	Income approach	Discount rate	3.7% - 19.0% (7.0%)
	15,745,225	Market quotations	Indicative bid/ask quotes	1 (1)
	7,090,750	Option Pricing Model	EBITDA/Revenue multiples	1.9x - 12.2x (5.1x)
			Implied volatility	25.0% - 95.0% (55.0%)
			Risk free rate	1.3% - 2.0% (1.9%)
			Yield	0.0% (0.0%)
			Term	0.1 years - 4.5 years (2.5 years)
	1,475,758	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.0x)
	19,812,951	Market comparable companies	EBITDA multiples	3.5x - 15.3x (8.9x)
	16,463,873	Other *	N/A	N/A
$1,386,582,832
______________
*    Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,036,044,457	$101,934,853	$64,521,901
Net realized and unrealized gains (losses)	(2,372,273)	(2,281,934)	3,011,057
Acquisitions *	130,716,787	5,740,622	6,574,305
Dispositions	(86,461,034)	(1,000,000)	(10,532,422)
Transfers out of Level 3 †	(10,893,934)	—	—
Reclassifications within Level 3 ‡	—	—	(1,782,147)
Ending balance	$1,067,034,003	$104,393,541	$61,792,694

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(162,178)	$(2,281,934)	$(2,546,898)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that transferred to Level 2 due to increased observable market activity

‡	Comprised of two investments that reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$107,199	$—	$1,560,161
Net realized and unrealized gains (losses)	(678)	—	(273,063)
Acquisitions *	(21,862)	—	—
Reclassifications within Level 3 †	—	—	1,782,147
Ending balance	$84,659	$—	$3,069,245

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(678)	$—	$(273,063)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the three months ended March 31, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.6% and 0.6% of total investments at March 31, 2018 and December 31, 2017, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2018 and December 31, 2017 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Operating Company may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Summary of Significant Accounting Policies — (continued)

relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations. As of March 31, 2018 and December 31, 2017, $0.0 million and $0.8 million, respectively, of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2018, the Company exited its cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the three months ended March 31, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

Instrument	Realized Gains (Losses)	Unrealized Gains (Losses)
Cross currency basis swap	$(726,950)	$603,745

There were no derivative transactions during the three months ended March 31, 2017, and, as of March 31, 2017, no derivatives were outstanding.

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are classified as Level 2 in the GAAP valuation hierarchy.

Deferred Debt Issuance Costs

Certain costs incurred in connection with the issuance and/or extension of debt of the Company and its subsidiaries were capitalized and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Summary of Significant Accounting Policies — (continued)

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
Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Unrealized appreciation	$48,832,202	$40,379,148
Unrealized depreciation	(75,781,957)	(73,606,938)
Net unrealized depreciation	$(26,949,755)	$(33,227,790)

Cost	$1,647,337,880	$1,547,156,748

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new pronouncement, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all entities and, for public entities, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this pronouncement on January 1, 2018. Substantially all revenue streams are excluded from the scope of the new standard and the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The more significant changes to the current GAAP model resulting from ASU 2016-01 include 1) elimination of the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, 2) requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and 3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this pronouncement on January 1, 2018. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective retrospectively for interim and annual periods beginning after December 15, 2017. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

On March 30, 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain callable debt securities purchased at a premium, shortening the period to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

2. Summary of Significant Accounting Policies — (continued)

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

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears and is calculated as the difference between cumulative incentive compensation earned since January 1, 2013 and cumulative incentive compensation paid since January 1, 2013. On January 29, 2018, the Operating Company amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to the General Partner into a fee payable to the Advisor pursuant to the investment management agreements. The amendment has no impact on the amount of the incentive compensation paid or services received. A reserve for incentive compensation is accrued based on the amount of additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2018 and December 31, 2017, no such reserve was accrued.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”), convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by the Operating Company (the “SVCP 2022 Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by the SVCP 2022 Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by the Operating Company (the “SVCP 2018 Facility”).

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

4. Leverage — (continued)

Total leverage outstanding and available at March 31, 2018 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%	$56,995,000	$43,005,000	$100,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	107,131,572	—	107,131,572
2022 Convertible Notes ($140 million par)	2022	4.625%	137,546,442	—	137,546,442
2022 Notes ($175 million par)	2022	4.125%	174,436,660	—	174,436,660
TCPC Funding Facility	2021	L+2.50%†	203,000,000	147,000,000	350,000,000
SBA Debentures	2024−2028	2.63%‡	98,000,000	52,000,000	150,000,000
Total leverage			777,109,674	$242,005,000	$1,019,114,674
Unamortized issuance costs			(8,454,219)
Debt, net of unamortized issuance costs			$768,655,455
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Or L+2.25% subject to certain funding requirements

‡
Weighted-average interest rate on pooled loans, excluding fees of 0.36% or 0.35%. As of March 31, 2018, $15.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary weighted-average rate of 2.72% plus fees of 0.35% through September 19, 2018, the date of the next SBA pooling.

Total leverage outstanding and available at December 31, 2017 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP 2018 Facility	2018	L+2.50%†	$57,000,000	$59,000,000	$116,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	107,011,061	—	107,011,061
2022 Convertible Notes ($140 million par)	2022	4.625%	137,405,870	—	137,405,870
2022 Notes ($175 million par)	2022	4.125%	174,407,422	—	174,407,422
TCPC Funding Facility	2021	L+2.50%‡	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2028	2.57%§	83,000,000	67,000,000	150,000,000
Total leverage			733,824,353	$301,000,000	$1,034,824,353
Unamortized issuance costs			(8,624,072)
Debt, net of unamortized issuance costs			$725,200,281
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

4. Leverage — (continued)

§
Weighted-average interest rate on pooled loans, excluding fees of 0.36%. As of December 31, 2017, $8.0 million if the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.79% plus fees of 0.35% through March 20, 2018, the date of the next SBA pooling.

The combined weighted-average interest rates on total leverage outstanding at March 31, 2018 and December 31, 2017 were 4.18% and 4.13%, respectively.

Total expenses related to debt include:

	Three Months Ended March 31,
	2018		2017
Interest expense	$8,081,980		$6,535,580
Amortization of deferred debt issuance costs	1,172,399	*	827,718
Commitment fees	387,515		391,729
Total	$9,641,894		$7,755,027

*    Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2018, the estimated fair values of the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $111.2 million, $141.7 million and $171.9 million, respectively. As of December 31, 2017, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $112.5 million, $143.9 million and $172.6 million, respectively. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes and 2022 Notes were determined using market quotations. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At March 31, 2018, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At March 31, 2018, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of March 31, 2018 and December 31, 2017, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

4. Leverage — (continued)

	March 31, 2018		December 31, 2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(868,428)	(2,453,558)	(988,939)	(2,594,130)
Carrying value of debt	$107,131,572	$137,546,442	$107,011,061	$137,405,870

For the three months ended March 31, 2018 and 2017, the components of interest expense for the convertible notes were as follows:

	Three Months Ended March 31,
	2018		2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$1,417,500	$1,618,750	$1,417,500	$1,636,736
Amortization of original issue discount	120,511	140,572	113,869	$135,170
Total interest expense	$1,538,011	$1,759,322	$1,531,369	$1,771,906

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the three months ended March 31, 2018 and March 31, 2017. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the three months ended March 31, 2018 and March 31, 2017.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022 (the "2022 Notes"). On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP 2022 Facility and the TCPC Funding Facility. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

As of March 31, 2018, the components of the carrying value of the 2022 Notes were as follows:

	March 31, 2018	December 31, 2017
Principal amount of debt	$175,000,000	$175,000,000
Original issue discount, net of accretion	(563,340)	(592,578)
Carrying value of debt	$174,436,660	$174,407,422

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

4. Leverage — (continued)

For the three months ended March 31, 2018 and March 31, 2017, the components of interest expense for the 2022 Notes were as follows:

	Three Months Ended March 31,
	2018	2017
Stated interest expense	$1,804,688	N/A
Amortization of original issue discount	29,237	N/A
Total interest expense	$1,833,925	N/A

SVCP 2022 Facility

The SVCP 2022 Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $100.0 million, subject to certain collateral and other restrictions. The SVCP 2022 Facility matures on February 28, 2022, subject to extension by the lenders at the request of the Operating Company, and contains an accordion feature pursuant to which the credit line may increase up to an aggregate of $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by the Operating Company, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP 2022 Facility generally bear interest at a rate of LIBOR plus 2.25%. In addition to amounts due on outstanding debt, the SVCP 2022 Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP 2022 Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Operating Company fail to satisfy certain financial or other covenants. As of March 31, 2018, the Operating Company was in full compliance with such covenants.

SVCP 2018 Facility

Prior to being replaced by the SVCP 2022 Facility on February 26, 2018, the SVCP 2018 Facility consisted of a senior secured revolving credit facility which provided for amounts to be drawn up to $116.0 million, subject to certain collateral and other restrictions. The SVCP 2018 Facility was originally set to mature on July 31, 2018. Advances under the SVCP 2018 Facility bore interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP 2018 Facility accrued commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings were outstanding.

SBA Debentures

As of March 31, 2018, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2018, the Operating Company had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

4. Leverage — (continued)

SBA Debentures outstanding as of March 31, 2018 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
October 20, 2017	March 1, 2028	8,000,000	3.19%		0.35%
		83,000,000	2.63%	*
Non-pooled loans:
March 19, 2018	September 18, 2018	5,000,000	2.69%		0.35%
March 28, 2018	September 18, 2018	10,000,000	2.73%		0.35%
		$98,000,000
_____________

*	Weighted-average interest rate on pooled loans

SBA Debentures outstanding as of December 31, 2017 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
		75,000,000	2.57%	*
Non-pooled loans:
October 20, 2017	March 20, 2018	8,000,000	1.79%		0.35%
		$83,000,000
______________

*	Weighted-average interest rate on pooled loans

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $350.0 million, subject to certain collateral and other restrictions. The facility matures on April 26, 2021, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

4. Leverage — (continued)

expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.25% or 2.50% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 0.75% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of March 31, 2018, TCPC Funding was in full compliance with such covenants.

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

March 31, 2018

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2018 and December 31, 2017 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2018	December 31, 2017
Alera Group Intermediate Holdings, Inc.	12/30/2022	$759,546	$759,546
Alera Group Intermediate Holdings, Inc.	12/30/2021	N/A	375,000
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Auto Trakk SPV, LLC	12/21/2021	6,996,308	6,996,308
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Caliber Home Loans, Inc.	6/30/2020	888,889	2,888,889
Datto, Inc.	12/7/2022	2,207,152	2,207,152
Domo, Inc.	2/1/2021	15,296,963	15,296,963
Edmentum, Inc.	6/9/2020	1,772,465	1,179,005
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	4,000,000
Foursquare Labs, Inc.	6/1/2020	N/A	3,750,000
HighTower Holding, LLC	1/31/2026	6,169,355	N/A
IAS Investco, Inc.	1/24/2021	1,714,286	7,542,857
InMobi, Inc.	12/31/2019	N/A	8,299,181
JAMF Holdings, Inc.	11/13/2022	1,214,052	1,214,052
Lithium Technologies, LLC	10/3/2022	1,528,136	1,528,136
Marketo, Inc.	8/16/2021	N/A	1,704,545
Patient Point Network Solutions, LLC	6/26/2022	440,474	440,474
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
RM OpCo, LLC (Real Mex)	3/30/2018	149,305	1,298,304
Tradeshift Holdings, Inc.	9/1/2020	5,352,908	8,411,712
VSS-Southern Holdings, LLC	11/3/2020	856,164	856,164
Videology Tech Technologies, LLC	1/10/2020	12,521,883	10,673,794
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$67,997,079	$85,551,275

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

6. Related Party Transactions

The Company, the Operating Company, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Operating Company advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2018 and December 31, 2017, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and the Operating Company and receives reimbursement from the Company and the Operating Company. At March 31, 2018 and December 31, 2017, amounts reimbursable to the Advisor totaled $0.8 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Operating Company (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Operating Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Operating Company. For the three months ended March 31, 2018 and 2017, expenses allocated pursuant to the Administration Agreements totaled $0.6 million and $0.6 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	192	$14.18	*	$2,723
______________

*	Weighted-average price per share

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

7. Stockholders’ Equity and Dividends — (continued)

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on May 2, 2018, to be in effect through the earlier of two trading days after the Company’s second quarter 2018 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	11,300	$14.21	*	$160,615
______________

*	Weighted-average price per share

There were no share repurchases during the three months ended March 31, 2017.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net increase in net assets applicable to common shareholders resulting from operations	$27,188,785	$19,435,550
Weighted average shares outstanding	58,844,381	53,041,902
Earnings per share	$0.46	$0.37

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

9. Subsequent Events

On April 17, 2018, the Advisor entered into a definitive agreement with BlackRock, Inc. ("BlackRock"), pursuant to which the Advisor will be merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock (the “Transaction”), with the Advisor being the surviving entity after the merger. The closing of the Transaction would result in an assignment for purposes of the Investment Company Act of 1940 of the investment management agreement between the Company and the Advisor and the investment management agreement between Operating Company and the Advisor and, as a result, the immediate termination of such agreements. The consummation of the Transaction is subject to certain terms and conditions, including, among others, (i) the approval of a new investment management agreement between the Company and the Advisor by the stockholders of the Company and (ii) the approval of a new investment management agreement between the Operating Company and the Advisor by the limited partners of the Operating Company.  The closing of the Transaction is expected to occur in the third quarter of 2018.

On May 2, 2018, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2018 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 9, 2018, the Company’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 29, 2018 to stockholders of record as of the close of business on June 15, 2018.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2018

10. Financial Highlights

	Three Months Ended March 31,
	2018	2017
Per Common Share
Per share NAV at beginning of period	$14.80	$14.91

Investment operations:
Net investment income (net of incentive fees for periods after January 1, 2018)	0.37	0.47
Net realized and unrealized gains (losses)	0.09	(0.01)
Incentive allocation reserve and distributions	N/A	(0.09)
Total from investment operations	0.46	0.37

Repurchase of common stock	—	—
Distributions to common shareholders from:
Net investment income	(0.36)	(0.36)
Per share NAV at end of period	$14.90	$14.92

Per share market price at end of period	$14.22	$17.42

Total return based on market value (1), (2)	(4.6)%	5.2%
Total return based on net asset value (1), (3)	3.1%	2.5%

Shares outstanding at end of period	58,836,148	53,042,047

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

 March 31, 2018

10. Financial Highlights — (continued)

	Three Months Ended March 31,
	2018	2017
Ratios to average common equity: (4)
Net investment income (5)	11.8%	12.1%
Expenses excluding incentive compensation	8.0%	7.4%
Expenses including incentive compensation (6)	8.6%	8.0%

Ending common shareholder equity	$876,575,015	$791,279,021
Portfolio turnover rate	4.6%	8.8%
Weighted-average leverage outstanding	$708,131,148	$596,480,606
Weighted-average interest rate on leverage	4.6%	4.4%
Weighted-average number of common shares	58,844,381	53,041,902
Average leverage per share	$12.03	$11.25

______________

(1)	Not annualized

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

(4)	Annualized, except for incentive compensation

(5)	Net of incentive compensation

(6)	Includes incentive compensation and all Company expenses

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited)

Three Months Ended March 31, 2018

Security	Dividends or Interest (2)	Fair Value at December 31, 2017	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2018
36th Street Capital Partners Holdings, LLC, Membership Units	$17,902	$12,576,276	$—	$541,230	$—	$—	$13,117,506
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	897,385	30,827,391	—	—	—	(914,552)	29,912,839
AGY Holding Corp., Common Stock	—	—	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/18	254,870	9,268,000	—	—	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	31,474	1,049,147	—	(1)	—	—	1,049,146
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/18	146,087	4,869,577	—	—	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	—	—	—	1,418,746
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 6/30/2018	16,438	666,667	—	—	—	—	666,667
Conergy Asia Holdings Limited, Class B Shares	—	1,027,700	—	—	—	—	1,027,700
Conergy Asia Holdings Limited, Ordinary Shares	—	193,847	—	(86,848)	—	—	106,999
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	402,364	10,377,830	—	(434,645)	404,232	—	10,347,417
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	66,820	3,099,573	—	—	67,330	—	3,166,903
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	38,762	2,189,584	—	—	1,179,007	—	3,368,591
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	318,790	—	—	—	7,355,737	—	7,355,737
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	—	—	—	—
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	—	—	—	—
EPMC HoldCo, LLC, Membership Units	—	210,035	—	—	—	—	210,035
Globecomm Systems, Inc., Senior Secured 1st Lien Incremental Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,052	175,824	—	421	4,211	—	180,456
Globecomm Systems, Inc., Senior Secured 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	129,914	7,200,000	—	—	127,125	—	7,327,125
Globecomm Systems, Inc., Senior Secured 2nd Tranche Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 12/11/21	58,448	2,400,000	—	—	57,375	—	2,457,375
Globecomm Systems, Inc., Senior Secured 3rd Tranche Term Loan, 12.5% PIK, due 12/11/21	39,271	1,248,000	—	—	39,000	—	1,287,000
Globecomm Systems, Inc., Senior Secured 4th Tranche Term Loan, 12.5% PIK, due 12/11/21	70,990	2,256,000	—	(146,802)	70,500	—	2,179,698
HCT Acquisition, LLC (Globecomm), Membership Units	—	531,575	—	(531,575)	—	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	50,620	1,900,733	—	(1)	—	—	1,900,732
Iracore Investments Holdings, Inc., Class A Common Stock	—	3,458,749	—	(293,308)	—	—	3,165,441
KAGY Holding Company, Inc., Series A Preferred Stock	—	11,034,519	—	(841,537)	—	—	10,192,982
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, LIBOR + 8% PIK, due 7/2/18	366,790	16,233,431	—	—	—	(1,066,423)	15,167,008
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 7/2/18	—	7,048,850	—	—	1,066,667	—	8,115,517
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
RM Holdco, LLC (Real Mex), Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC (Real Mex), Membership Units	31,486	—	—	1,316	—	—	1,316
RM OpCo, LLC (Real Mex), Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	45,650	862,509	—	(508,116)	45,319	—	399,712
RM OpCo, LLC (Real Mex), Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	156,311	7,250,973	—	—	155,176	—	7,406,149
RM OpCo, LLC (Real Mex), Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/30/18	86,757	4,899,257	—	—	86,248	—	4,985,505
RM OpCo, LLC (Real Mex), Senior Secured 1st Out Term Loan Tranche A, 8.5%, due 3/30/18	42,918	—	—	(29,208)	1,185,010	—	1,155,802
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	—	—	—	—	—	—	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	71,636	1,353,457	—	(797,339)	71,114	—	627,232
United N659UA-767, LLC (Aircraft Trust Holding Company)	39,952	3,161,798	—	(103,428)	—	(90,460)	2,967,910
United N661UA-767, LLC (Aircraft Trust Holding Company)	34,505	3,228,449	—	(99,660)	—	(95,907)	3,032,882
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1)

Year Ended December 31, 2017

Security	Dividends or Interest (2)	Fair Value at December 31, 2016	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2017
36th Street Capital Partners Holdings, LLC, Membership Units	$237,398	$6,818,897	$—	$3,630,283	$3,739,948	$(1,612,852)	$12,576,276
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	3,531,468	29,203,304	—	—	19,453,808	(17,829,721)	30,827,391
AGY Holding Corp., Common Stock	—	—	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/18	1,019,480	9,268,000	—	—	—	—	9,268,000
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	127,646	1,049,147	—	—	—	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/18	592,465	4,869,710	—	(133)	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,205,306	—	213,440	—	—	1,418,746
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 6/30/2018	2,374	—	—	—	666,667	—	666,667
Conergy Asia Holdings Limited, Class B Shares	—	—	—	27,700	1,000,000		1,027,700
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	(7,639,487)	7,833,334	—	193,847
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,523,633	12,101,483	—	(3,223,635)	1,499,982	—	10,377,830
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	257,039	2,846,246	—	—	253,327	—	3,099,573
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	94,882	—	—	—	5,558,173	(3,368,589)	2,189,584
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,123,591	—	(1,123,591)	—	—	—
EPMC HoldCo, LLC, Membership Units	—	210,035	—	—	—	—	210,035
Essex Ocean II, LLC, Membership Units	—	159,045	(103,398)	(55,647)	—	—	—
Globecomm Systems, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	1,229,572	14,480,002	(2,113,201)	(144,800)	1,450,895	(13,672,896)	—
Globecomm Systems, Inc., Senior Secured 1st Lien Incremental Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	5,322	—	(138)	4,220	204,227	(32,485)	175,824
Globecomm Systems, Inc., Senior Secured 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	28,250	—	—	—	7,200,000	—	7,200,000
Globecomm Systems, Inc., Senior Secured 2nd Tranche Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 12/11/21	12,750	—	—	—	2,400,000	—	2,400,000
Globecomm Systems, Inc., Senior Secured 3rd Tranche Term Loan, 12.5% PIK, due 12/11/21	8,667	—	—	—	1,248,000	—	1,248,000
Globecomm Systems, Inc., Senior Secured 4th Tranche Term Loan, 12.5% PIK, due 12/11/21	15,667	—	—	—	2,256,000	—	2,256,000
HCT Acquisition, LLC (Globecomm), Membership Units	—	—	—	—	531,575	—	531,575
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	141,935	—	—	—	1,900,733	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	—	—	(718,961)	4,177,710	—	3,458,749
KAGY Holding Company, Inc., Series A Preferred Stock	—	4,607,246	—	6,427,273	—	—	11,034,519
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, LIBOR + 8% PIK, due 7/2/18	2,019,092	21,276,653	—	—	676,937	(5,720,159)	16,233,431
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 7/2/18	291,523	4,000,000	—	—	3,048,850	—	7,048,850
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	1,395,350	—	(1,395,350)	—	—	—
RM Holdco, LLC (Real Mex), Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC (Real Mex), Membership Units	125,944	—	—	—	—	—	—
RM OpCo, LLC (Real Mex), Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	175,531	1,943,371	—	(1,255,117)	174,255	—	862,509
RM OpCo, LLC (Real Mex), Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	518,652	4,251,368	—	—	2,999,605	—	7,250,973
RM OpCo, LLC (Real Mex), Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/30/18	346,793	4,871,284	—	—	27,973	—	4,899,257
RM OpCo, LLC (Real Mex), Senior Secured 1st Out Term Loan Tranche A, 8.5%, due 3/30/18	—	—	—	38,949	—	(38,949)	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	644,597	3,154,770	—	(3,870,242)	715,472	—	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	275,444	3,049,555	—	(1,969,541)	273,443	—	1,353,457
United N659UA-767, LLC (Aircraft Trust Holding Company)	159,808	3,191,938	—	331,701	—	(361,841)	3,161,798
United N661UA-767, LLC (Aircraft Trust Holding Company)	134,558	3,266,101	—	345,978	—	(383,630)	3,228,449
Wasserstein Cosmos Co-Invest, L.P. (Globecomm), Limited Partnership Units	—	1,530,000	(5,000,000)	3,470,000	—	—	—
______________
Notes to Consolidated Schedule of Changes in Investments in Affiliates:

(1)
The issuers of the securities listed on this schedule are considered affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% or more of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2018

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities (Unaudited)

March 31, 2018

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,461,952,420	$—	$1,461,952,420
Companies 5% to 25% owned	—	82,901,931	—	82,901,931
Companies more than 25% owned	—	75,533,774	—	75,533,774
Investment in subsidiary	1,293,384,655	—	(1,293,384,655)	—
Total investments	1,293,384,655	1,620,388,125	(1,293,384,655)	1,620,388,125

Cash and cash equivalents	—	13,736,624	—	13,736,624
Accrued interest income	—	21,146,584	—	21,146,584
Deferred debt issuance costs	—	4,200,912	—	4,200,912
Receivable for investments sold	—	198,662	—	198,662
Prepaid expenses and other assets	742,391	5,202,466	—	5,944,857
Total assets	1,294,127,046	1,664,873,373	(1,293,384,655)	1,665,615,764

Liabilities
Debt, net of unamortized issuance costs	413,715,112	354,940,343	—	768,655,455
Management and advisory fees payable	—	5,552,866	—	5,552,866
Incentive compensation payable	—	5,391,278	—	5,391,278
Interest payable	3,207,605	1,956,594	—	5,164,199
Payable for investment securities purchased	—	1,405,087	—	1,405,087
Payable to the Advisor	348,385	475,076	—	823,461
Accrued expenses and other liabilities	280,929	1,767,474	—	2,048,403
Total liabilities	417,552,031	371,488,718	—	789,040,749

Net assets	$876,575,015	$1,293,384,655	$(1,293,384,655)	$876,575,015

Composition of net assets
Common stock	$58,836	$—	$—	$58,836
Additional paid-in capital	1,038,698,067	1,447,909,876	(1,447,909,876)	1,038,698,067
Accumulated deficit	(162,181,888)	(154,525,221)	154,525,221	(162,181,888)
Net assets	$876,575,015	$1,293,384,655	$(1,293,384,655)	$876,575,015

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,362,514,206	$—	$1,362,514,206
Companies 5% to 25% owned	—	75,635,342	—	75,635,342
Companies more than 25% owned	—	76,383,155	—	76,383,155
Investment in subsidiary	1,288,902,795	—	(1,288,902,795)	—
Total investments	1,288,902,795	1,514,532,703	(1,288,902,795)	1,514,532,703

Cash and cash equivalents	—	86,625,237	—	86,625,237
Accrued interest income	—	19,367,938	—	19,367,938
Deferred debt issuance costs	—	3,276,838	—	3,276,838
Receivable for investments sold	—	431,483	—	431,483
Prepaid expenses and other assets	767,225	4,420,944	—	5,188,169
Total assets	1,289,670,020	1,628,655,143	(1,288,902,795)	1,629,422,368

Liabilities
Debt, net of unamortized issuance costs	412,976,376	312,223,905	—	725,200,281
Payable for investment securities purchased	—	16,474,632	—	16,474,632
Interest payable	5,213,543	2,557,994	—	7,771,537
Incentive compensation payable	—	5,983,135	—	5,983,135
Payable to the Advisor	358,674	442,029	—	800,703
Unrealized depreciation on swaps	—	603,745	—	603,745
Accrued expenses and other liabilities	393,301	1,466,908	—	1,860,209
Total liabilities	418,941,894	339,752,348	—	758,694,242

Net assets	$870,728,126	$1,288,902,795	$(1,288,902,795)	$870,728,126

Composition of net assets
Common stock	$58,847	$—	$—	$58,847
Additional paid-in capital	1,038,855,948	1,448,070,491	(1,448,070,491)	1,038,855,948
Accumulated deficit	(168,186,669)	(159,167,696)	159,167,696	(168,186,669)
Net assets	$870,728,126	$1,288,902,795	$(1,288,902,795)	$870,728,126

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Three Months Ended March 31, 2018

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$40,797,854	$—	$40,797,854
Companies 5% to 25% owned	—	1,746,864	—	1,746,864
Companies more than 25% owned	—	1,280,613	—	1,280,613
Dividend income:
Companies more than 25% owned	—	17,902	—	17,902
Lease income:
Companies more than 25% owned	—	74,457	—	74,457
Other income:
Companies 5% to 25% owned	—	297,356	—	297,356
Total investment income	—	44,215,046	—	44,215,046

Operating expenses
Interest and other debt expenses	5,579,673	4,062,221	—	9,641,894
Management and advisory fees	—	5,706,236	—	5,706,236
Incentive fee	—	5,391,278	—	5,391,278
Administration expenses	—	597,232	—	597,232
Legal fees, professional fees and due diligence expenses	159,377	274,926	—	434,303
Director fees	52,272	104,544	—	156,816
Insurance expense	35,620	71,245	—	106,865
Custody fees	875	90,980	—	91,855
Other operating expenses	201,719	321,735	—	523,454
Total operating expenses	6,029,536	16,620,397	—	22,649,933

Net investment income (loss)	(6,029,536)	27,594,649	—	21,565,113

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	—	(632,776)	—	(632,776)
Net realized gain	—	(632,776)	—	(632,776)

Change in net unrealized appreciation/depreciation	—	6,256,448	—	6,256,448
Net realized and unrealized loss	—	5,623,672	—	5,623,672

Net increase (decrease) in net assets from operations	(6,029,536)	33,218,321	—	27,188,785

Interest in earnings of subsidiary	33,218,321	—	(33,218,321)	—
Net increase in net assets applicable to common equityholders resulting from operations	$27,188,785	$33,218,321	$(33,218,321)	$27,188,785

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Three Months Ended March 31, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$35,418,453	$—	$35,418,453
Companies 5% to 25% owned	—	1,726,423	—	1,726,423
Companies more than 25% owned	—	1,635,334	—	1,635,334
Lease income:
Companies more than 25% owned	—	74,457	—	74,457
Other income:
Companies less than 5% owned	—	488,347	—	488,347
Total investment income	—	39,343,014	—	39,343,014

Operating expenses
Interest and other debt expenses	3,656,365	4,098,662	—	7,755,027
Management and advisory fees	—	4,934,041	—	4,934,041
Administration expenses	—	589,561	—	589,561
Legal fees, professional fees and due diligence expenses	155,227	122,494	—	277,721
Director fees	53,323	106,647	—	159,970
Insurance expense	35,985	71,975	—	107,960
Custody fees	875	81,012	—	81,887
Other operating expenses	190,434	364,525	—	554,959
Total operating expenses	4,092,209	10,368,917	—	14,461,126

Net investment income (loss)	(4,092,209)	28,974,097	—	24,881,888

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	—	(5,087,458)	—	(5,087,458)
Net realized loss	—	(5,087,458)	—	(5,087,458)

Change in net unrealized appreciation/depreciation	—	4,617,498	—	4,617,498
Net realized and unrealized loss	—	(469,960)	—	(469,960)

Net increase (decrease) in net assets from operations	(4,092,209)	28,504,137	—	24,411,928

Interest in earnings of subsidiary	23,527,759	—	(23,527,759)	—
Distributions of incentive allocation to the General Partner from net investment income	—	—	(4,976,378)	(4,976,378)
Net increase in net assets applicable to common equityholders resulting from operations	$19,435,550	$28,504,137	$(28,504,137)	$19,435,550

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of TCP Capital Corp. (the “Holding Company”). For simplicity, this report uses the terms “Company,” “we,” “us” and “our” to include the Holding Company and, where appropriate in the context, Special Value Continuation Partners, LP (the “Operating Company”), on a consolidated basis. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our financing resources and working capital;

•	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions; and

•	our ability to maintain our qualification as a regulated investment company and as a business development company.

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

Our leverage program is comprised of $100.0 million in available debt under a revolving, multi-currency credit facility issued by the Operating Company (the “SVCP 2022 Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Holding Company maturing in 2022 (the “2022 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP 2022 Facility, the TCPC Funding Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2018, 86.1% of our total assets were invested in qualifying assets.

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

Additionally, the investment management agreements provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreements, no incentive compensation was incurred prior to January 1, 2013. Beginning January 1, 2013, the incentive compensation equals the sum of (1) 20% of all of the ordinary income of TCPC since January 1, 2013 and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013, with each component being subject to a total return requirement of 8% of contributed common equity of TCPC annually. Through December 31, 2017, the incentive compensation was payable to the General Partner by the Operating Company pursuant to the limited partnership agreement (the "LPA"). Effective January 1, 2018, the LPA was amended to remove the incentive compensation distribution provisions therein, and the incentive compensation became payable as a fee under the investment management agreements. The amendment has no impact on the amount of the incentive compensation paid or services received by the Operating Company. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

As of March 31, 2018, less than 0.1% of our investments were categorized as Level 1, 6.1% were categorized as Level 2, 93.7% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2018, we invested approximately $169.1 million, comprised of new investments in six new and six existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.4% were in senior secured debt comprised of senior secured loans ($126.8 million, or 75.0% of total acquisitions) and senior secured notes ($38.0 million, or 22.4% of total acquisitions). The remaining $4.3 million (2.6% of total acquisitions) represented equity interests in a portfolio of debt assets. Additionally, we received approximately $71.0 million in proceeds from sales or repayments of investments during the three months ended March 31, 2018.
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

At March 31, 2018, our investment portfolio of $1,620.4 million (at fair value) consisted of 97 portfolio companies and was invested 95.6% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.8% in senior secured loans, 6.2% in senior secured notes, 2.6% in junior notes and 4.4% in equity investments. Our average portfolio company investment at fair value was approximately $16.7 million. Our largest portfolio company investment by value was approximately 3.0% of our portfolio and our five largest portfolio company investments by value comprised approximately 13.1% of our portfolio at March 31, 2018.

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

The industry composition of our portfolio at fair value at March 31, 2018 was as follows:

Industry	Percent of Total Investments
Software	20.2%
Data Processing and Hosting Services	7.9%
Financial Investment Activities	4.9%
Computer Systems Design and Related Services	4.4%
Credit (Nondepository)	4.4%
Advertising, Public Relations and Marketing	3.7%
Insurance	3.5%
Business Support Services	3.4%
Management, Scientific, and Technical Consulting Services	2.8%
Lessors of Nonfinancial Licenses	2.8%
Equipment Leasing	2.6%
Air Transportation	2.6%
Pharmaceuticals	2.5%
Scientific Research and Development Services	2.5%
Credit Related Activities	2.5%
Other Real Estate Activities	2.4%
Utility System Construction	2.2%
Chemicals	2.0%
Amusement and Recreation	1.9%
Health Care	1.8%
Textile Furnishings Mills	1.7%
Other Telecommunications	1.6%
Other Manufacturing	1.6%
Educational Support Services	1.5%
Retail	1.5%
Wired Telecommunications Carriers	1.2%
Real Estate Leasing	1.2%
Other Information Services	1.0%
Other	7.7%
Total	100.0%

The weighted average effective yield of our debt portfolio was 11.3% at March 31, 2018 and 11.0% at December 31, 2017. The weighted average effective yield of our total portfolio was 11.0% at March 31, 2018 and 10.5% at December 31, 2017. At March 31, 2018, 87.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 12.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 78.4% at March 31, 2018. At December 31, 2017, 89.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 10.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 82.7% at December 31, 2017.

Results of operations

Investment income

Investment income totaled $44.2 million and $39.3 million, respectively, for the three months ended March 31, 2018 and 2017, of which $43.8 million and $38.8 million were attributable to interest and fees on our debt investments, $0.1 million and $0.1million to lease income and $0.3 million and $0.4 million to other income, respectively. Included in interest and fees on our debt investments were $1.7 million and $3.3 million of non-recurring income related to prepayments for the three months ended March 31, 2018 and 2017, respectively. The increase in investment income in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflects an increase in interest income due to the larger portfolio size during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, partially offset by a decrease in prepayment income.

Expenses

Total operating expenses for the three months ended March 31, 2018 and 2017 were $22.6 million and $14.5 million, respectively, comprised of $9.6 million and $7.8 million in interest expense and related fees, $5.7 million and $4.9 million in base management and advisory fees, $5.4 million and $0.0 million in incentive fee expense, $0.6 million and $0.6 million in administrative expenses, $0.4 million and $0.3 million in legal and professional fees, and $0.9 million and $0.9 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily reflects the inclusion of incentive fees within operating expenses during the three months ended March 31, 2018 instead of being reflected as an allocation and distribution to the General Partner during the three months ended March 31, 2017. The increase in expenses also includes higher interest expense and other costs related to the increase in outstanding debt, as well as the higher average interest rate following the issuance of the 2022 Convertible Notes and 2022 Notes and the increase in LIBOR rates during the period as well as the increase in management fees due to the increase in assets in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net investment income

Net investment income was $21.6 million and $24.9 million, respectively, for the three months ended March 31, 2018 and 2017. The decrease in net investment income in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily reflects the increase in expenses (primarily due to the inclusion of incentive fees beginning January 1, 2018), partially offset by the increase in investment income in the three months ended March 31, 2018.

Net realized and unrealized gain or loss

Net realized losses for the three months ended March 31, 2018 and 2017 were $0.6 million and $5.1 million, respectively. Net realized losses during the three months ended March 31, 2017 were comprised primarily of a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group and a $1.5 million loss on the disposition of our investment in Integra Telecom Holdings. Substantially all of the losses had been recognized on an unrealized basis in prior periods.
For the three months ended March 31, 2018 and 2017, the change in net unrealized appreciation/depreciation was $6.3 million and $4.6 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2018 was comprised primarily of unrealized gains of $1.9 million on our investment in NEG Parent (CORE Entertainment), as well as various market gains resulting from generally tighter spreads. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2017 was comprised primarily of the reversal of previously recognized unrealized losses as well as various market gains resulting from generally tighter spreads, partially offset by a $2.0 million markdown of Real Mex.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the three months ended March 31, 2018 and 2017.

Incentive compensation

Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to the General Partner within the Statement of Operations.  Incentive compensation included in operating expenses for the three months ended March 31, 2018 and as an allocation and distribution to the General Partner for the three months ended March 31, 2018 and 2017 was $5.4 million and $5.0 million, respectively. Incentive compensation for the three months ended March 31, 2018 and 2017 was paid due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $27.2 million and $19.4 million for the three months ended March 31, 2018 and 2017, respectively. The higher net increase in net assets applicable to common shareholders resulting from operations during the three months ended March 31, 2018 is primarily due to the larger net realized and unrealized gain and higher investment income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	192	$14.18	*	$2,723
______________

*	Weighted-average price per share.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on May 2, 2018, to be in effect through the earlier of two trading days after our second quarter 2018 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	11,300	$14.21	*	$160,615
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at March 31, 2018 were as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%	$56,995,000	$43,005,000	$100,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	107,131,572	—	107,131,572
2022 Convertible Notes ($140 million par)	2022	4.625%	137,546,442	—	137,546,442
2022 Notes ($175 million par)	2022	4.125%	174,436,660	—	174,436,660
TCPC Funding Facility	2021	L+2.50%†	203,000,000	147,000,000	350,000,000
SBA Debentures	2024−2028	2.63%‡	98,000,000	52,000,000	150,000,000
Total leverage			777,109,674	$242,005,000	$1,019,114,674
Unamortized issuance costs			(8,454,219)
Debt, net of unamortized issuance costs			$768,655,455
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Or L+2.25% subject to certain funding requirements

‡
Weighted-average interest rate on pooled loans, excluding fees of 0.36% or 0.35%. As of March 31, 2018, $15.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary weighted-average rate of 2.72% plus fees of 0.35% through September 19, 2018, the date of the next SBA pooling.

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

Net cash used in operating activities during the three months ended March 31, 2018 was $92.6 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $95.4 million, partially offset by net investment income (net of non-cash income and expenses) of approximately $2.8 million.

Net cash provided by financing activities was $19.7 million during the three months ended March 31, 2018, consisting primarily of $43.0 million of net borrowings of debt, reduced by the $21.2 million in regular dividends paid on common equity and payment of $1.9 million in debt issuance costs and $0.2 million in repurchases of common shares.

At March 31, 2018, we had $13.7 million in cash and cash equivalents.

The SVCP 2022 Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP 2022 Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP 2022 Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2018, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The SVCP 2022 Facility, the 2019 Convertible Notes, the 2022 Convertible Notes, the 2022 Notes and the TCPC Funding Facility mature in February 2022, December 2019, March 2022, August 2022 and April 2021, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the three months ended March 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the three months ended March 31, 2018 and 2017:

	2018	2017
Shares Issued	192	147
Average Price Per Share	$14.18	$17.44
Proceeds	$2,723	$2,564

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

Recent Developments

On April 17, 2018, the Advisor entered into a definitive agreement with BlackRock, Inc. ("BlackRock"), pursuant to which the Advisor will be merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock (the “Transaction”), with the Advisor being the surviving entity after the merger. The closing of the Transaction would result in an assignment for purposes of the Investment Company Act of 1940 of the investment management agreement between the Company and the Advisor and the investment management agreement between Operating Company and the Advisor and, as a result, the immediate termination of such agreements. The consummation of the Transaction is subject to certain terms and conditions, including, among others, (i) the approval of a new investment management agreement between the Company and the Advisor by the stockholders of the Company and (ii) the approval of a new investment management agreement between the Operating Company and the Advisor by the limited partners of the Operating Company.  The closing of the Transaction is expected to occur in the third quarter of 2018.

From April 1, 2018 through May 8, 2018, the Operating Company has invested approximately $56.9 million primarily in three senior secured loans with a combined effective yield of approximately 11.5%.

On May 2, 2018, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2018 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 9, 2018, the Company’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 29, 2018 to stockholders of record as of the close of business on June 15, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2018, 87.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2018, the percentage of floating rate debt investments in our portfolio that bore interest based on an interest rate floor was 78.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2018 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$43,044,720	$(10,739,850)	$32,304,870
Up 200 basis points	28,696,480	(7,159,900)	21,536,580
Up 100 basis points	14,348,240	(3,579,950)	10,768,290
Down 100 basis points	(14,264,932)	3,579,950	(10,684,982)
Down 200 basis points	(20,406,232)	7,159,900	(13,246,332)
Down 300 basis points	(21,002,277)	7,802,859	(13,199,418)

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

PART II - Other Information

Item 1.     Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2018, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2018.

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

Date: May 9, 2018
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: May 9, 2018
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer