Form 10-Q
period 2018-06-30
BlackRock TCP Capital Corp.
filed 2018-08-08
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00899
______________________

BLACKROCK TCP CAPITAL CORP.
(Exact Name of Registrant as Specified in Charter)
______________________

Delaware	56-2594706
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000
Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 566-1000

TCP Capital Corp.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 7, 2018 was 58,806,312.

TCP CAPITAL CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2018

TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,452,595,680 and $1,356,459,251, respectively)	$1,458,709,634	$1,362,514,206
Companies 5% to 25% owned (cost of $103,360,166 and $84,153,698, respectively)	86,302,691	75,635,342
Companies more than 25% owned (cost of $105,735,255 and $106,543,799, respectively)	68,818,433	76,383,155
Total investments (cost of $1,661,691,101 and $1,547,156,748, respectively)	1,613,830,758	1,514,532,703

Cash and cash equivalents (including restricted cash of $0 and $798,108, respectively)	27,592,081	86,625,237
Accrued interest income:
Companies less than 5% owned	22,474,761	18,533,095
Companies 5% to 25% owned	861,969	817,984
Companies more than 25% owned	51,401	16,859
Receivable for investments sold	7,937,619	431,483
Deferred debt issuance costs	5,156,334	3,276,838
Prepaid expenses and other assets	6,848,396	5,188,169
Total assets	1,684,753,319	1,629,422,368

Liabilities
Debt, net of unamortized issuance costs of $7,908,543 and $8,624,072, respectively	802,094,230	725,200,281
Interest payable	8,253,435	7,771,537
Payable for investments purchased	7,457,273	16,474,632
Incentive compensation payable	5,986,557	5,983,135
Payable to the Advisor	—	800,703
Unrealized depreciation on swaps	—	603,745
Accrued expenses and other liabilities	1,779,534	1,860,209
Total liabilities	825,571,029	758,694,242

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$859,182,290	$870,728,126

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,813,014 and 58,847,256 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	$58,813	$58,847
Paid-in capital in excess of par	1,038,362,686	1,038,855,948
Accumulated net investment income	7,596,139	4,443,768
Accumulated net realized losses	(139,315,939)	(139,390,703)
Accumulated net unrealized depreciation	(47,519,409)	(33,239,734)
Net assets applicable to common shareholders	$859,182,290	$870,728,126

Net assets per share	$14.61	$14.80

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	8.81%	11.13%	6/1/2020	$22,500,000	$22,233,491	$22,218,750	1.35%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.0% Exit Fee)	LIBOR (Q)	1.37%	8.13%	10.50%	12/31/2019	$26,662,021	26,373,552	26,692,683	1.63%	H/L/N
								48,607,043	48,911,433	2.98%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	9.38%	12/14/2021	$13,777,636	13,608,370	14,087,633	0.86%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	9.38%	2/28/2022	$8,099,771	7,996,055	8,282,015	0.50%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	9.38%	7/31/2022	$3,372,171	3,328,118	3,448,045	0.21%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	9.38%	9/30/2022	$5,162,525	5,085,575	5,276,616	0.32%	N
Mesa Airlines, Inc.	Engine Acquisition Term loan C-3	LIBOR (M)	—	7.25%	9.38%	2/28/2023	$1,440,698	1,417,058	1,486,008	0.09%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N902FJ)	LIBOR (M)	—	7.50%	9.62%	2/1/2022	$1,099,434	1,088,453	1,088,440	0.07%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N903FJ)	LIBOR (M)	—	7.50%	9.62%	2/1/2022	$1,320,964	1,307,770	1,307,754	0.08%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N904FJ)	LIBOR (M)	—	7.50%	9.62%	2/1/2022	$1,514,974	1,499,842	1,499,824	0.09%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N905FJ)	LIBOR (M)	—	7.50%	9.62%	2/1/2022	$1,046,707	1,036,253	1,036,240	0.06%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N906FJ)	LIBOR (M)	—	7.50%	9.62%	5/1/2022	$1,086,353	1,075,498	1,075,489	0.07%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N907FJ)	LIBOR (M)	—	7.50%	9.62%	5/1/2022	$1,140,881	1,129,482	1,129,472	0.07%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N908FJ)	LIBOR (M)	—	7.50%	9.62%	5/1/2022	$1,768,664	1,750,993	1,750,983	0.11%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N909FJ)	LIBOR (M)	—	7.50%	9.62%	8/1/2022	$716,415	709,256	709,251	0.04%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N910FJ)	LIBOR (M)	—	7.50%	9.62%	8/1/2022	$677,235	670,468	670,463	0.04%	N
Mesa Airlines, Inc.	Junior Loan Agreement (N911FJ)	LIBOR (M)	—	7.50%	N/A	8/1/2022	$—	—	—	—	N
Mesa Airlines, Inc.	Junior Loan Agreement (N912FJ)	LIBOR (M)	—	7.50%	N/A	8/1/2022	$—	—	—	—	N
Mesa Airlines, Inc.	Junior Loan Agreement (N918FJ)	LIBOR (M)	—	7.50%	N/A	8/1/2022	$—	—	—	—	N
Mesa Airlines, Inc.	Junior Loan Agreement (N919FJ)	LIBOR (M)	—	7.50%	N/A	8/1/2022	$—	—	—	—	N
Mesa Airlines, Inc.	Junior Loan Agreement (N920FJ)	LIBOR (M)	—	7.50%	N/A	8/1/2022	$—	—	—	—	N
Mesa Airlines, Inc.	Junior Loan Agreement (N921FJ)	LIBOR (M)	—	7.50%	N/A	8/1/2022	$—	—	—	—	N
								41,703,191	42,848,233	2.61%
Amusement and Recreation
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.75%	N/A	6/15/2024	$—	(16,544)	(16,667)	—	K/N
Blue Star Sports Holdings, Inc.	First Lien Revolver Loan	LIBOR (M)	1.00%	5.75%	N/A	6/15/2024	$—	(3,309)	(3,333)	—	K/N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	7.82%	6/15/2024	$1,500,000	1,470,000	1,470,000	0.09%	N
Machine Zone, Inc.	First Lien Term Loan	LIBOR (M)	—	8.50%	10.49%	2/1/2021	$5,433,346	5,361,119	5,387,435	0.33%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	10.83%	11/3/2020	$24,040,940	23,756,549	24,262,118	1.48%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	N/A	11/3/2020	$—	(9,768)	—	—	K/N
								30,558,047	31,099,553	1.90%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.50%	9.59%	7/25/2021	$2,558,067	$2,494,215	$2,579,811	0.16%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.59%	7/25/2021	$14,148,029	14,014,400	14,268,287	0.87%	N
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	6.25%	8.63%	5/22/2023	$481,249	471,722	471,624	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR (Q)	—	6.25%	8.63%	5/22/2023	$16,362,481	16,037,264	16,035,232	0.98%	N
								33,017,601	33,354,954	2.04%
Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	—	—	—	N
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	11.58%	11/30/2019	$22,062,500	21,904,908	22,062,500	1.34%	L/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (M)	1.00%	9.25%	11.34%	6/30/2023	$31,000,000	30,663,535	31,000,000	1.89%	N
								52,568,443	53,062,500	3.23%
Chemicals
Green Biologics, Inc.	Convertible Note	Fixed	—	10.00% PIK	10.00%	6/30/2019	$10,500,000	10,468,568	3,892,875	0.24%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10.00% PIK	10.00%	12/31/2020	$5,585,204	5,551,620	2,413,087	0.15%	L/N
Green Biologics, Inc.	Super Secured Term Loan (100.0% Exit Fee)	Fixed	—	10.00% PIK	10.00%	6/30/2019	$1,530,189	1,530,189	2,432,007	0.15%	L/N
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	10.33%	10/12/2021	$860,665	856,423	877,878	0.05%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	10.33%	10/12/2021	$3,719,661	3,700,861	3,794,055	0.23%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	€6,295,597	6,877,311	7,502,892	0.46%	D/H/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	12.19%	4/1/2019	$5,773,290	5,649,907	5,799,270	0.35%	L/N
								34,634,879	26,712,064	1.63%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.25%	7.63%	10.00%	12/11/2021	$184,950	180,478	184,950	0.01%	B/N
Globecomm Systems, Inc.	First Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.88%	12/11/2021	$7,469,902	7,469,902	7,469,902	0.46%	B/N
Globecomm Systems, Inc.	Second Tranche Term Loan	LIBOR (Q)	1.25%	8.00%	10.38%	12/11/2021	$2,520,960	2,520,960	2,520,960	0.15%	B/N
Globecomm Systems, Inc.	Third Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$1,328,113	1,328,113	1,328,112	0.08%	B/N
Globecomm Systems, Inc.	Fourth Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$2,400,819	2,400,819	122,130	0.01%	B/N
Globecomm Systems, Inc.	Fifth Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.88%	12/11/2021	$240,000	240,000	240,000	0.01%	B/N
								14,140,272	11,866,054	0.72%
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Incremental Term Loan	LIBOR (M)	1.00%	6.75%	8.84%	9/1/2022	$7,594,747	7,496,844	7,518,799	0.46%	H
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	11.31%	3/14/2024	$10,925,551	10,639,276	10,772,594	0.66%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash+2.00% PIK	10.31%	11/4/2019	$43,880,430	43,602,287	40,624,502	2.47%	N
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	10.31%	11/4/2019	$3,182,143	3,182,143	2,946,028	0.18%	N
								64,920,550	61,861,923	3.77%
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	11.57%	12/21/2021	$22,432,442	22,134,005	22,575,995	1.38%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,438,711	29,171,914	1.78%	E/G/H/N
								49,572,716	51,747,909	3.16%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	9.09%	12/20/2021	$14,351,887	$14,249,777	$14,782,444	0.90%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(4,731)	—	—	K/N
Pacific Union Financial, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.48%	4/21/2022	$25,000,000	24,808,148	24,375,000	1.48%	N
								39,053,194	39,157,444	2.38%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	8.86%	9/20/2022	$22,647,306	22,246,585	22,683,541	1.38%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.50%	N/A	9/20/2022	$—	(25,523)	—	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.05%	12/7/2022	$32,792,848	32,203,412	32,448,523	1.98%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	N/A	12/7/2022	$—	(39,185)	(28,693)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.09%	10/31/2025	$11,988,526	11,954,731	11,741,263	0.72%	G
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (Q)	—	5.50%Cash + 2.50%PIK	10.38%	2/1/2021	$50,179,578	49,519,821	50,922,236	3.10%	L/N
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	N/A	4/6/2022	$—	9,743	—	—	J
Intralinks, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.10%	11/14/2025	$3,125,907	3,096,898	3,157,166	0.19%
Pulse Secure, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.99%	5/1/2022	$11,505,358	11,370,273	11,516,866	0.70%	N
Pulse Secure, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	N/A	5/1/2022	$—	(15,483)	—	—	K/N
SnapLogic, Inc.	First Lien Term Loan	LIBOR (Q)	—	7.81%Cash + 2.00%PIK	12.19%	3/1/2022	$21,085,276	20,725,589	21,106,361	1.29%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.34%	5/5/2025	$5,625,000	5,570,998	5,574,038	0.34%
								156,617,859	159,121,301	9.70%
Educational Support Services
Edmentum, Inc.	Junior Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$4,828,197	4,828,197	4,828,203	0.29%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,450,128	7,450,128	7,450,136	0.45%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,233,452	3,233,452	3,233,452	0.20%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$15,147,445	14,843,156	10,603,211	0.65%	B/N
								30,354,933	26,115,002	1.59%
Electronic Component Manufacturing
Adesto Technologies Corporation	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	11.13%	5/8/2022	$17,966,081	16,789,832	17,013,879	1.04%	N
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (Q)	0.44%	9.33%	11.65%	10/1/2018	$7,570,571	7,530,088	7,382,442	0.45%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	11.65%	10/1/2018	$1,603,779	1,592,174	1,587,821	0.10%	N
								25,912,094	25,984,142	1.59%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$29,912,842	29,912,842	29,913,188	1.82%	E/F/N

Financial Investment Activities
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR (Q)	—	9.50%	11.80%	4/12/2025	$38,000,000	38,000,000	38,030,400	2.32%	H/I/N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	8.25%	N/A	1/31/2026	$—	(131,612)	(151,149)	(0.01)%	K/N
HighTower Holding, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.25%	1/31/2026	$15,080,645	14,682,341	14,711,169	0.90%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.06%	10/16/2025	$4,333,333	4,314,069	4,398,333	0.27%	N
								56,864,798	56,988,753	3.48%
Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.59%	2/14/2021	$29,288,064	28,994,445	30,090,557	1.83%	N

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.50%	7.48%	12/30/2022	$829,899	$822,520	$829,899	0.05%	N
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.50%	N/A	12/30/2021	$—	(7,558)	—	—	K/N
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	7.48%	12/30/2022	$3,364,532	3,339,711	3,364,532	0.20%	N
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	10.84%	6/8/2023	$8,277,983	8,149,889	8,277,983	0.50%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.34%	12/19/2025	$16,417,578	16,310,696	16,335,490	1.00%
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (M)	1.00%	5.50%	7.59%	1/24/2021	$5,755,714	5,708,028	5,744,203	0.35%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (M)	1.00%	5.50%	N/A	1/24/2021	$—	(14,229)	(3,429)	—	K/N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	7.59%	1/24/2021	$4,290,000	4,254,373	4,281,420	0.26%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.89%	8/29/2019	$20,121,212	19,891,003	20,121,212	1.23%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.97%	8/29/2019	$4,350,600	4,303,623	4,350,600	0.27%	N
								62,758,056	63,301,910	3.86%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	9.84%	9/29/2025	$15,000,000	14,897,537	15,037,503	0.92%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	11.78%	3/21/2022	$29,572,309	29,343,905	29,375,653	1.79%	N
								44,241,442	44,413,156	2.71%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (S)	1.00%	10.77%Cash +0.50%PIK	13.76%	6/16/2022	$24,229,659	23,424,535	23,938,903	1.46%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	11.06%	10/31/2019	$22,250,318	22,122,961	22,250,318	1.36%	N
								45,547,496	46,189,221	2.82%
Metal Manufacturing
Neenah Foundry Company	First Lien Term Loan B	LIBOR (M)	—	6.50%	8.67%	12/13/2022	$5,725,743	5,672,083	5,697,115	0.35%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	10.33%	10/17/2022	$1,493,522	1,493,522	1,493,522	0.09%	B/N

Other Information Services
Discoverorg, LLC	Second Lien Incremental Term Loan	LIBOR (M)	1.00%	8.50%	10.60%	2/26/2024	$3,419,277	3,403,138	3,414,148	0.21%	N
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.60%	2/26/2024	$12,839,252	12,733,038	12,819,993	0.78%	N
Gladson, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	6.50%	8.59%	1/25/2023	$580,926	569,371	574,827	0.04%	N
Gladson, LLC	First Lien Term Loan	LIBOR (M)	1.00%	6.50%	8.59%	1/25/2023	$9,456,195	9,364,724	9,356,905	0.57%	N
								26,070,271	26,165,873	1.60%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$9,777,740	8,096,057	9,777,972	0.60%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,049,146	1,049,146	1,049,146	0.06%	B/N
								14,014,780	15,696,695	0.96%
Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	11.29%	12/23/2019	$12,694,365	12,633,986	12,694,365	0.77%	N
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.32%	4/17/2024	$25,202,549	24,982,958	25,812,450	1.57%	N
								37,616,944	38,506,815	2.34%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.34%	11/1/2025	$25,846,154	25,638,508	25,968,923	1.58%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pharmaceuticals
Nephron Pharmaceuticals Corporation	First Lien FILO Term Loan (1.13% Exit Fee)	LIBOR (M)	1.00%	8.75%	10.85%	8/7/2019	$35,991,968	$35,428,155	$36,531,847	2.23%	L/N
P&L Development, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.31%	5/18/2022	$495,000	495,000	477,923	0.03%	N
								35,923,155	37,009,770	2.26%
Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	11.13%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	11.31%	4/29/2021	$7,632,890	7,538,633	7,709,221	0.47%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.59%	6/26/2022	$6,871,402	6,798,805	6,918,127	0.42%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (S)	1.00%	7.50%	N/A	6/26/2022	$132,142	127,621	132,143	0.01%	N
								14,441,059	14,759,491	0.90%
Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.00%	9.34%	1/23/2023	$11,536,391	11,517,638	11,615,704	0.71%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	11.49%	1/12/2020	$14,000,000	13,919,074	13,972,000	0.85%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	7.00%	N/A	10/13/2022	$—	—	53,571	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.09%	10/13/2022	$2,857,143	2,814,211	2,885,714	0.18%	N
								16,733,285	16,911,285	1.03%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	0.00%	3/30/2018	$2,210,269	2,210,269	—	—	B/C/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$5,075,212	4,791,826	5,075,226	0.31%	B/N
RM OpCo, LLC (Real Mex)	First Out Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$1,397,253	1,375,651	1,397,253	0.09%	B/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	0.00%	3/30/2018	$10,398,622	10,398,622	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	0.00%	3/30/2018	$3,468,374	3,452,951	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	0.00%	3/30/2018	$7,568,193	7,568,193	4,159,479	0.25%	B/C/N
								29,797,512	10,631,958	0.65%
Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.81%	9/12/2022	$11,149,443	10,906,079	11,149,443	0.68%	N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00%	9.00%	10/1/2022	$1,455,270	1,419,261	1,109,643	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00%	9.00%	10/1/2021	$3,713,440	3,624,401	2,831,498	0.17%	E/G/H/N
								5,043,662	3,941,141	0.24%
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (Q)	—	5.75%	8.08%	4/29/2020	$1,857,267	1,711,595	1,792,262	0.11%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	Second Lien Term Loan	LIBOR (Q)	—	7.75%	10.08%	4/29/2020	$4,189,589	2,787,441	3,896,318	0.24%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	10.84%	11/3/2021	$34,668,997	34,191,986	34,842,342	2.12%	G/H/N
								38,691,022	40,530,922	2.47%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.00%Cash + 2.00%PIK	17.31%	7/16/2018	$16,347,801	$16,352,625	$16,306,932	0.99%	H/N
Actifio, Inc.	First Lien Term Loan (2.0% Exit Fee)	LIBOR (Q)	1.00%	7.50% Cash +1.00% PIK	10.81%	11/1/2020	$35,472,372	35,094,143	35,905,135	2.18%	L/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50%Cash + 1.25%PIK	12.08%	1/31/2020	$30,875,132	30,670,147	30,543,225	1.86%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75%Cash + 3.00%PIK	11.13%	12/31/2019	$48,139,686	47,779,942	48,284,105	2.94%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.99%	11/4/2021	$26,358,696	25,912,026	25,820,978	1.57%	H/N
DealerFX, Inc.	First Lien Term Loan	LIBOR (Q)	—	6.25%Cash + 2.00%PIK	10.63%	2/1/2023	$15,931,305	15,638,604	15,779,958	0.96%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.33%	9/19/2025	$24,325,623	24,103,139	24,386,437	1.48%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80%Cash + 8.45%PIK	13.63%	1/26/2022	$20,787,119	20,308,092	20,261,205	1.23%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.36%	11/13/2022	$14,160,797	13,905,481	13,976,707	0.85%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	N/A	11/13/2022	$—	(21,233)	(17,604)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.37%	10/3/2022	$20,884,731	20,482,193	20,629,937	1.26%	N
Lithium Technologies, LLC	First Revolver	LIBOR (Q)	1.00%	8.00%	N/A	10/3/2022	$—	(29,313)	(18,643)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (Q)	—	8.88%	11.19%	9/1/2020	$19,117,528	18,585,994	18,832,668	1.14%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (Q)	—	9.88%	12.19%	1/1/2019	$2,093,398	2,072,272	2,093,398	0.12%	L/N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.25%	9.35%	7/31/2022	$2,726,918	2,676,272	2,721,464	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.35%	7/31/2022	$16,397,517	16,123,804	16,364,722	1.00%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	N/A	7/31/2022	$—	(22,984)	(2,811)	—	K/N
								289,631,204	291,867,813	17.74%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan (1.5% Exit Fee)	LIBOR (M)	1.00%	10.00%Cash + 1.00%PIK	13.31%	12/19/2019	$20,189,082	20,189,082	20,403,086	1.24%	L/N
Lexmark Carpet Mills, Inc.	First Lien Term Loan B (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	13.31%	12/19/2019	$6,925,324	6,861,331	6,998,733	0.43%	L/N
								27,050,413	27,401,819	1.67%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.08%	6/1/2025	$7,611,914	7,542,561	7,630,944	0.46%	G

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	6/30/2018	$833,333	833,333	833,333	0.05%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	8.50%	10.88%	8/1/2020	$6,400,000	6,331,010	6,224,960	0.38%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	11.44%	13.81%	8/1/2020	$3,458,927	3,234,994	3,459,273	0.21%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	LIBOR(Q)	—	8.00% PIK	9.33%	7/2/2018	$15,478,841	15,478,841	15,478,841	0.94%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	7/2/2018	$8,115,517	8,115,517	1,983,838	0.12%	C/F/H/N
								33,993,695	27,980,245	1.70%
Wholesalers
FreePoint Commodities, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.30%	6/13/2023	$15,000,000	14,850,000	14,850,000	0.90%	N

Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	10.09%	10/25/2022	$18,152,265	17,759,360	17,945,329	1.09%	N
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.33%	5/15/2023	$811,765	792,136	795,530	0.05%	N
								18,551,496	18,740,859	1.14%

Total Debt Investments								1,557,059,523	1,533,190,367	93.41%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	$185,450	$172,913	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	9/18/2025	1,327,869	212,360	238,884	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	8/15/2027	1,049,996	276,492	497,068	0.03%	C/E/H/N
				674,302	908,865	0.05%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	2,708,194	2,901,464	0.18%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	2,800,806	2,967,549	0.18%	E/F/N
Epic Aero, Inc (One Sky)	Warrants to Purchase Common Stock	12/4/2018	1,843	855,313	4,485,613	0.28%	C/E/N
				6,364,313	10,354,626	0.64%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	57,367	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	1,796,531	0.11%	C/E/N
				556,370	1,853,898	0.11%
Chemicals
Green Biologics, Inc.	Preferred Stock		75,149	—	—	—	C/E/N
Green Biologics, Inc.	Warrants to Purchase Stock	10/1/2021	909,300	272,807	—	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	822,240	0.05%	C/E/N
				878,073	822,240	0.05%
Communications Equipment Manufacturing
HCT Acquisition, LLC (Globecomm)	Membership Units		909,300	531,576	—	—	B/C/N

Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,418,746	0.09%	C/E/F/N
Domo, Inc.	Warrants to Purchase Common Stock	12/30/2027	1,835,636	264,624	228,353	0.01%	C/E/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,260,000	169,402	800,478	0.05%	C/E/N
				27,145,074	2,447,577	0.15%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	—	—	—	B/C/E/N
				680,226	—	—
Electronic Component Manufacturing
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	859,550	0.05%	C/E/N
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	111,816	0.01%	C/E/N
				1,325,623	971,366	0.06%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		8,945,992	8,945,992	13,321,474	0.81%	E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		10,298,080	10,298,080	10,165,231	0.62%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		16,249,818	16,249,818	16,249,990	0.99%	E/I/N
				26,547,898	26,415,221	1.61%

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	$—	$210,035	0.01%	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,487,863	0.40%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	365,192	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	368,815	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,159,624	0.07%	B/C/N
				3,166,925	8,381,494	0.51%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	6,896,561	0.42%	B/C/E/N
				1,091,200	6,896,561	0.42%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	3,109,321	0.19%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation		24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units		13,161,000	2,010,777	1,316	—	B/C/E/N
				2,010,777	1,316	—
Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	1,860,293	0.11%	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	—	—	—	C/E/H/N
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/H/N
				—	—	—
Software
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock	5/5/2027	1,052,651	188,770	243,057	0.02%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	553,790	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	542,014	0.03%	C/E/N
				982,949	1,338,861	0.09%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	1,466,380	0.09%	C/D/E/H/N

TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	$1,000,000	$—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	448,000	76,950	43,635	—	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	192,080	0.01%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,554,187	235,715	0.01%

Total Equity Securities				104,631,578	80,640,391	4.91%

Total Investments				$1,661,691,101	$1,613,830,758

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					27,592,081	1.68%
Cash and Cash Equivalents					27,592,081	1.68%

Total Cash and Investments					$1,641,422,839	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)
Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting  securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $293,889,186 and $184,249,156, respectively, for the six months ended June 30, 2018. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2018 was $1,572,780,411 or 95.8% of total cash and investments of the Company. As of June 30, 2018, approximately 15.1% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (M)	—	8.81%	10.31%	6/1/2020	$18,750,000	$18,410,907	$18,383,250	1.15%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.00% Exit Fee)	LIBOR (M)	1.37%	8.13%	9.63%	12/31/2019	$24,897,542	24,417,800	24,593,791	1.54%	H/L/N
Videology Media Technologies, LLC	First Lien UK Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	10.00%	11.48%	1/10/2020	$6,299,020	6,299,020	6,115,830	0.38%	L/N
Videology Media Technologies, LLC	First Lien US Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	8.50%	9.98%	1/10/2020	$3,047,945	3,047,945	3,032,930	0.19%	L/N
								52,175,672	52,125,801	3.26%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.88%	12/14/2021	$14,609,503	14,400,062	14,686,203	0.92%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	8.88%	2/28/2022	$8,515,704	8,389,636	8,519,110	0.53%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	8.88%	7/31/2022	$3,538,544	3,486,116	3,508,467	0.22%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	8.88%	9/30/2022	$5,412,085	5,320,659	5,339,563	0.33%	N
								31,596,473	32,053,343	2.00%
Amusement and Recreation
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	10.19%	11/3/2020	$24,342,738	23,991,933	23,790,158	1.49%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	N/A	11/3/2020	$—	(12,135)	(19,435)	—	K/N
								23,979,798	23,770,723	1.49%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.07%	7/25/2021	$13,626,146	13,467,549	13,769,221	0.86%	N

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	—	(23,000)	—	K/N
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.60%	11/30/2019	$22,687,500	22,487,892	22,557,047	1.41%	L/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.73%	6/30/2023	$31,000,000	30,637,657	29,676,300	1.85%	N
								53,125,549	52,210,347	3.26%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	—	10.63%	12.13%	2/1/2018	$1,147,372	1,159,323	1,147,372	0.07%	L/N
Green Biologics, Inc.	Convertible Note	Fixed	—	10.00% PIK	10.00%	6/30/2019	$7,500,000	7,467,998	4,472,250	0.28%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10.00% PIK	10.00%	12/31/2020	$8,312,637	8,272,422	5,160,485	0.32%	L/N
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.69%	10/12/2021	$871,842	866,740	915,260	0.06%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.69%	10/12/2021	$3,767,969	3,745,385	3,955,614	0.25%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	€6,377,358	6,966,626	8,037,289	0.50%	D/H/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	11.31%	4/1/2019	$8,969,791	8,664,362	8,848,699	0.55%	L/N
								37,142,856	32,536,969	2.03%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.25%	7.63%	9.11%	12/21/2021	$175,824	171,604	175,824	0.01%	B/N
Globecomm Systems, Inc.	First Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.06%	12/11/2021	$7,200,000	7,200,000	7,200,000	0.45%	B/N
Globecomm Systems, Inc.	Second Tranche Term Loan	LIBOR (Q)	1.25%	8.00%	9.56%	12/11/2021	$2,400,000	2,400,000	2,400,000	0.15%	B/N
Globecomm Systems, Inc.	Third Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$1,248,000	1,248,000	1,248,000	0.08%	B/N
Globecomm Systems, Inc.	Fourth Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$2,256,000	2,256,000	2,256,000	0.14%	B/N
								13,275,604	13,279,824	0.83%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.75%	8.44%	9/1/2022	$7,918,930	$7,806,963	$7,839,741	0.49%	H/N
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.44%	9/1/2022	$9,837,500	9,677,911	9,739,125	0.61%	H/N
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.48%	3/14/2024	$10,925,551	10,622,213	10,783,519	0.67%	N
Dealersocket, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.49%	2/10/2021	$14,875,000	14,462,683	14,875,000	0.93%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash + 2.00%PIK	9.38%	11/4/2019	$43,440,093	43,045,225	39,712,933	2.48%	N
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.38%	11/4/2019	$3,182,143	3,182,143	2,909,115	0.18%	N
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	11.19%	8/16/2021	$23,295,455	22,749,196	23,295,455	1.45%	N
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	N/A	8/16/2021	$—	(37,215)	—	—	K/N
								111,509,119	109,154,888	6.81%
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.98%	12/21/2021	$22,432,442	22,090,438	22,971,871	1.43%	N
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	8.07%	6/30/2020	$17,111,111	16,968,821	17,111,111	1.07%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,425,923	27,530,552	1.72%	E/G/H/N
								66,485,182	67,613,534	4.22%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.45%	12/20/2021	$14,622,123	14,503,579	14,622,123	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(5,405)	—	—	K/N
Pacific Union Financials, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.86%	4/21/2022	$25,000,000	24,774,024	25,000,000	1.56%	N
								39,272,198	39,622,123	2.47%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.86%	9/20/2022	$22,647,306	22,214,352	22,381,200	1.40%	N
Applause App Quality, Inc.	First Revolver	LIBOR (Q)	1.00%	6.50%	N/A	9/20/2022	$—	(28,508)	(17,740)	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	9.41%	12/7/2022	$32,792,848	32,136,991	32,136,991	2.01%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	N/A	12/7/2022	$—	(43,556)	(44,143)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.38%	10/31/2025	$11,988,526	11,947,192	12,080,359	0.75%
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (M)	—	5.50% Cash + 2.50%PIK	9.50%	2/1/2021	$25,494,938	24,834,102	25,074,781	1.57%	L/N
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.41%	4/3/2022	$8,163,812	8,054,758	8,262,472	0.52%	J
Intralinks, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.70%	11/14/2025	$4,045,291	4,004,922	4,045,291	0.25%	N
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$15,000,000	15,000,000	15,000,000	0.94%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.34%	5/1/2022	$11,961,813	11,800,299	11,997,700	0.75%	N
Pulse Secure, LLC	Revolver	LIBOR (Q)	1.00%	7.00%	N/A	5/1/2022	$—	(17,489)	—	—	K/N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.82%	5/5/2025	$9,675,000	9,607,335	9,729,422	0.61%
								139,510,398	140,646,333	8.80%
Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$2,189,581	2,189,581	2,189,584	0.14%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,099,573	3,099,573	3,099,573	0.19%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$14,413,652	14,039,962	10,377,830	0.65%	B/N
								19,329,116	15,666,987	0.98%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$7,570,571	7,531,474	7,449,820	0.47%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$1,603,779	1,593,183	1,579,883	0.10%	N
								9,124,657	9,029,703	0.57%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$30,827,391	30,827,391	30,827,391	1.93%	E/F/N

Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (Q)	1.25%	6.75%	8.37%	3/15/2018	$116,662	116,039	116,662	0.01%	N

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.11%	10/16/2025	$9,333,333	$9,286,899	$9,403,333	0.59%	N

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$3,497,286	3,483,906	3,497,286	0.22%	N

Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.07%	2/14/2021	$29,288,064	28,933,992	29,712,741	1.86%	N

Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.50%	6.86%	12/30/2022	$457,917	449,703	457,917	0.03%	N
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.50%	N/A	12/30/2021	$—	(7,558)	—	—	K/N
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	6.86%	12/30/2022	$3,381,568	3,353,038	3,381,568	0.21%	N
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.31%	6/8/2023	$8,277,983	8,135,840	8,230,384	0.51%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	8.25%	12/19/2025	$9,850,547	9,752,041	9,752,041	0.61%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (Q)	1.00%	5.50%	N/A	1/24/2021	$—	(57,726)	(58,286)	—	K/N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (Q)	1.00%	5.50%	N/A	1/24/2021	$—	(16,978)	(17,143)	—	K/N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	6.90%	1/24/2021	$4,401,429	4,357,753	4,357,414	0.27%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.96%	8/29/2019	$20,075,758	19,756,604	20,075,758	1.25%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.08%	8/29/2019	$4,320,000	4,253,133	4,320,000	0.27%	N
								49,975,850	50,499,653	3.15%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.44%	9/29/2025	$15,000,000	14,890,502	15,225,000	0.95%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	11.21%	3/21/2022	$32,220,576	31,934,409	31,932,202	1.99%	N
								46,824,911	47,157,202	2.94%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (Q)	1.00%	10.77%Cash +0.50%PIK	12.96%	6/16/2022	$24,249,887	23,368,696	23,740,640	1.48%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.13%	10/31/2019	$22,948,395	22,732,919	22,948,395	1.43%	N
								46,101,615	46,689,035	2.91%
Metal Manufacturing
Neenah Foundries Company	First Lien Term Loan B	LIBOR (M)	—	6.50%	7.97%	12/13/2022	$5,872,557	5,813,832	5,843,195	0.36%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.69%	10/17/2022	$1,584,734	1,584,734	1,584,734	0.10%	N

Other Information Services
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.07%	2/26/2024	$12,839,252	12,715,576	12,707,649	0.79%	N

Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.58%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.07%	B/N
								13,505,040	15,186,724	0.95%
Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	10.65%	12/23/2019	$12,762,279	12,681,580	12,762,279	0.80%	N
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.40%	4/17/2024	$25,202,549	24,956,798	25,661,235	1.60%	N
								37,638,378	38,423,514	2.40%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	9.87%	11/1/2025	$25,846,154	$25,624,354	$26,169,231	1.63%

Pharmaceuticals
Nephron Pharmaceuticals Corporation	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.75%	10.12%	8/7/2019	$41,439,197	40,499,748	41,298,303	2.58%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.63%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	(24,000)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	10.38%	4/29/2021	$7,962,890	7,847,037	8,050,482	0.50%	N
Patient Point Network Solutions, LLC	First Lien Second Out Term Loan	LIBOR (M)	1.00%	7.50%	9.07%	6/26/2022	$6,959,497	6,876,410	6,882,942	0.43%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.50%	N/A	6/26/2022	$—	(5,082)	(4,845)	—	K/N
								14,694,365	14,928,579	0.93%
Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.43%	1/23/2023	$11,536,391	11,509,202	11,637,334	0.73%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	10.89%	1/12/2020	$14,000,000	13,892,791	13,949,600	0.87%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.50%	10/13/2022	$5,000,000	4,916,646	5,100,000	0.32%	N
								18,809,437	19,049,600	1.19%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,117,626	2,117,626	862,509	0.05%	B/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,899,257	4,615,870	4,899,257	0.31%	B/N
RM OpCo, LLC (Real Mex)	First Out Term Loan Tranche A	Fixed	—	8.50%	8.50%	3/30/2018	$—	(38,949)	—	—	B/K/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$10,398,622	10,398,622	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,322,997	3,307,575	1,353,457	0.08%	B/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$7,250,973	7,250,973	7,250,973	0.45%	B/N
								27,651,717	14,366,196	0.89%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.91%	3/15/2021	$15,515,269	15,341,877	15,422,178	0.96%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.18%	9/12/2022	$11,149,443	10,879,867	11,149,443	0.70%	N
								26,221,744	26,571,621	1.66%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	10.00%	10.00%	10/1/2021	$1,368,694	1,337,235	1,108,642	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	10.00%	10.00%	10/1/2021	$3,492,521	3,414,731	2,828,942	0.18%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	—	12.00%	12.00%	10/1/2023	$7,318,661	4,070,879	1,976,038	0.12%	E/G/H/N
								8,822,845	5,913,622	0.37%
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	—	2.50%	4.19%	4/29/2020	$1,857,267	1,675,566	1,847,981	0.11%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	Second Lien Term Loan	LIBOR (Q)	—	2.50%	4.19%	4/29/2020	$4,189,589	2,787,441	4,147,693	0.26%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.87%	11/3/2021	$34,843,373	34,277,807	34,930,481	2.18%	G
								38,740,814	40,926,155	2.55%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.50%	16.38%	7/16/2018	$17,446,997	$17,452,145	$17,446,997	1.09%	H/N
Actifio, Inc.	First Lien Term Loan (2.0% Exit Fee)	LIBOR (M)	1.00%	7.50% Cash +1.00% PIK	10.00%	11/1/2020	$35,293,567	34,828,518	34,857,692	2.18%	L/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash + 1.25%PIK	11.08%	1/31/2020	$30,643,867	30,381,023	30,179,612	1.88%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash + 3.00%PIK	10.13%	3/31/2019	$36,791,873	36,573,746	37,150,593	2.32%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.37%	11/4/2021	$26,358,696	25,845,796	26,008,125	1.62%	H/N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.69%	9/19/2025	$24,325,623	24,095,710	24,295,216	1.52%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80% Cash + 8.45%PIK	13.00%	1/26/2022	$19,778,356	19,241,895	19,548,927	1.22%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.41%	11/13/2022	$14,160,797	13,882,080	13,877,581	0.87%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	N/A	11/13/2022	$—	(23,635)	(24,281)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.39%	10/3/2022	$20,884,731	20,434,582	20,414,823	1.28%	N
Lithium Technologies, LLC	First Revolver	LIBOR (Q)	1.00%	8.00%	N/A	10/3/2022	$—	(32,719)	(34,383)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	8.88%	10.38%	9/1/2020	$16,058,724	15,410,629	15,575,433	0.97%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	11.25%	1/1/2019	$2,255,976	2,216,688	2,235,108	0.14%	L/N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.82%	7/31/2022	$16,397,517	16,089,310	16,143,356	1.01%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	N/A	7/31/2022	$—	(25,774)	(21,785)	—	K/N
								256,369,994	257,653,014	16.10%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.34%	12/19/2019	$20,748,146	20,748,146	20,561,413	1.28%	L/N
Lexmark Carpet Mills, Inc.	First Lien Term Loan B (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.34%	12/19/2019	$7,117,096	7,028,637	7,053,042	0.44%	L/N
								27,776,783	27,614,455	1.72%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.44%	6/1/2025	$7,611,914	7,538,934	7,726,092	0.48%

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	6/30/2018	$666,667	666,667	666,667	0.04%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	—	11.44%	12.94%	8/1/2020	$3,642,021	3,358,719	3,554,248	0.22%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	LIBOR (Q)	—	8.00% PIK	9.34%	7/2/2018	$16,233,432	16,233,433	16,233,431	1.01%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	7/2/2018	$7,048,850	7,048,850	7,048,850	0.44%	C/F/H/N
								27,307,669	27,503,196	1.71%
Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.12%	10/25/2022	$18,480,691	18,032,158	18,018,674	1.13%	N

Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,331,250	0.71%	E/G

Total Debt Investments								1,458,302,831	1,445,736,970	90.29%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	$185,450	$170,888	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	995,902	159,270	160,838	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	1,049,996	276,492	485,518	0.03%	C/E/H/N
				621,212	817,244	0.05%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	2,889,115	3,161,798	0.20%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	2,992,621	3,228,449	0.20%	E/F/N
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock	12/4/2018	1,843	855,313	3,534,383	0.22%	C/E/N
				6,737,049	9,924,630	0.62%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	57,012	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	950,925	0.06%	C/E/N
				556,370	1,007,937	0.06%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock	10/1/2021	909,300	272,807	—	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	805,600	0.05%	C/E/N
				878,073	805,600	0.05%
Communications Equipment Manufacturing
HCT Acquisition, LLC (Globecomm)	Membership Units		909,300	531,575	531,575	0.03%	B/C/N

Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,418,746	0.09%	C/E/F/N
Domo, Inc.	Warrants to Purchase Series D-2 Preferred Stock	12/30/2027	1,835,636	264,624	264,882	0.02%	C/E/N
				26,975,672	1,683,628	0.11%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N

Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	1,843	—	C/E/N

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		8,945,992	8,945,992	12,576,276	0.79%	C/E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		16,349,004	16,438,809	16,463,873	1.03%	E/I/N

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	210,035	0.01%	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	4,345,010	0.27%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	111,875	0.01%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	112,985	0.01%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,201,138	0.08%	C/N
				3,166,925	5,771,008	0.37%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	$79,082	$45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	11,034,519	0.69%	B/C/E/N
				1,091,200	11,034,519	0.69%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	3,458,749	0.22%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation		24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units		13,161,000	2,010,777	—	—	B/C/E/N
				2,010,777	—	—
Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,048	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		245,368	3,086	28,614	—	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (BPA)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	—	—	—	C/E/N
Lions Holdings, Inc. (BPA)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/N
				—	—	—
Software
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock	5/5/2027	1,052,651	188,770	186,424	0.01%	C/E/N
Blackline, Inc.	Common Stock		1,797	4,450	58,941	—	C/J
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	590,790	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,335	369,215	0.02%	C/E/N
				987,397	1,205,370	0.07%
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	1,027,700	0.06%	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	193,847	0.01%	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	1,100,000	248,555	250,360	0.02%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,477,237	1,471,907	0.09%

TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	$3,236,256	$1,757,777	0.11%	C/D/E/H/N

Total Equity Securities				88,853,917	68,795,733	4.30%

Total Investments				$1,547,156,748	$1,514,532,703

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					65,625,237	4.10%
Wells Fargo Treasury Plus Government Money Market Fund					21,000,000	1.31%
Cash and Cash Equivalents (including restricted cash of $798,108)					86,625,237	5.41%

Total Cash and Investments					$1,601,157,940	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)
Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting  securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-income producing.

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

Swaps at December 31, 2017 were as follows:

Receive	Pay	Counter Party	Maturity	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/depreciation
Interest at LIBOR plus 8.68% on USD 7,270,250	Interest at 8.00% on EUR 6,500,000	Wells Fargo Bank, N.A.	5/31/2019	USD 7,270,250/ EUR 6,500,000	$(603,745)	$—	$(603,745)

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income:
Companies less than 5% owned	$43,611,423	$40,928,239	$82,782,074	$75,635,842
Companies 5% to 25% owned	485,488	939,277	1,133,394	1,826,836
Companies more than 25% owned	549,004	586,976	1,829,619	263,458
Dividend income:
Companies less than 5% owned	—	16,627	—	16,627
Companies more than 25% owned	28,379	—	46,281	—
Lease income:
Companies more than 25% owned	74,457	74,457	148,914	148,914
PIK income:
Companies less than 5% owned	1,866,698	1,518,100	3,493,902	2,228,951
Companies 5% to 25% owned	1,326,720	874,624	2,425,678	1,713,488
Companies more than 25% owned	478,742	1,134,766	478,740	3,093,618
Other income:
Companies less than 5% owned	—	126,074	—	614,422
Companies 5% to 25% owned	—	31,486	297,356	31,486
Total investment income	48,420,911	46,230,626	92,635,958	85,573,642
Operating expenses
Interest and other debt expenses	10,104,153	7,895,627	19,746,047	15,650,654
Management and advisory fees	6,177,575	5,078,988	11,883,811	10,013,029
Incentive fee	5,986,557	N/A	11,377,835	N/A
Administrative expenses	597,232	566,703	1,194,464	1,133,406
Legal fees, professional fees and due diligence expenses	579,809	561,486	1,014,111	839,207
Director fees	176,767	148,040	333,583	308,009
Insurance expense	108,053	108,180	214,918	216,140
Custody fees	91,248	77,504	183,103	159,391
Other operating expenses	653,288	757,782	1,176,745	1,335,595
Total operating expenses	24,474,682	15,194,310	47,124,617	29,655,431

Net investment income	23,946,229	31,036,316	45,511,341	55,918,211

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	707,539	(1,789,103)	74,764	(6,876,561)
Net realized gain (loss)	707,539	(1,789,103)	74,764	(6,876,561)

Change in net unrealized appreciation/depreciation	(20,536,124)	(2,812,416)	(14,279,675)	1,805,081
Net realized and unrealized loss	(19,828,585)	(4,601,519)	(14,204,911)	(5,071,480)

Net increase in net assets from operations	4,117,644	26,434,797	31,306,430	50,846,731

Distributions of incentive allocation to the General Partner from:
Net investment income	N/A	(6,207,264)	N/A	(11,183,642)

Net increase in net assets applicable to common shareholders resulting from operations	$4,117,644	$20,227,533	$31,306,430	$39,663,089

Basic and diluted earnings per common share	$0.07	$0.35	$0.53	$0.72

Basic and diluted weighted average common shares outstanding	58,823,534	57,275,565	58,833,900	55,170,429

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Losses	Accumulated Net Unrealized Depreciation	Total Net Assets
	Shares	Par Amount

Balance at December 31, 2016	53,041,900	$53,042	$944,426,650	$12,533,289	$(134,960,267)	$(31,116,723)	$790,935,991

Issuance of common stock in public offering, net	5,750,000	5,750	93,591,750	—	—	—	93,597,500
Issuance of common stock from at-the-market offerings, net	54,713	55	863,343	—	—	—	863,398
Issuance of common stock from dividend reinvestment plan	643	—	10,585	—	—	—	10,585
Net investment income	—	—	—	113,401,620	—	—	113,401,620
Net realized and unrealized loss	—	—	—	—	(20,667,272)	(2,123,011)	(22,790,283)
General Partner incentive allocation	—	—	—	(22,680,323)	—	—	(22,680,323)
Regular dividends paid to common shareholders	—	—	—	(82,610,362)	—	—	(82,610,362)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(36,380)	(16,200,456)	16,236,836	—	—
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$4,443,768	$(139,390,703)	$(33,239,734)	$870,728,126

Issuance of common stock from dividend reinvestment plan	374	—	5,343	—	—	—	5,343
Repurchase of common stock	(34,616)	(34)	(498,605)	—	—	—	(498,639)
Net investment income	—	—	—	45,511,341	—	—	45,511,341
Net realized and unrealized gain (loss)	—	—	—	—	74,764	(14,279,675)	(14,204,911)
Regular dividends paid to common shareholders	—	—	—	(42,358,970)	—	—	(42,358,970)
Balance at June 30, 2018	58,813,014	$58,813	$1,038,362,686	$7,596,139	$(139,315,939)	$(47,519,409)	$859,182,290

See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$31,306,430	$39,663,089
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized (gain)/loss	(74,764)	6,876,561
Change in net unrealized appreciation/depreciation of investments	14,273,455	(1,804,471)
Net amortization of investment discounts and premiums	(4,819,559)	(8,247,248)
Amortization of original issue discount on convertible debt	583,820	499,353
Interest and dividend income paid in kind	(6,398,320)	(7,036,057)
Amortization of deferred debt issuance costs	2,029,881	1,714,801
Changes in assets and liabilities:
Purchases of investment securities	(287,490,866)	(399,675,008)
Proceeds from sales, maturities and pay downs of investments	184,249,156	276,001,320
Decrease (increase) in accrued interest income - companies less than 5% owned	(3,941,666)	2,154,323
Increase in accrued interest income - companies 5% to 25% owned	(43,985)	(550,761)
Decrease (increase) in accrued interest income - companies more than 25% owned	(34,542)	5,028
Increase in receivable for investments sold	(7,506,136)	(14,142,637)
Increase in prepaid expenses and other assets	(1,660,227)	(3,260,440)
Increase (decrease) in payable for investments purchased	(9,017,359)	28,080,757
Increase in incentive compensation payable	3,422	1,490,429
Increase in interest payable	481,898	387,929
Increase (decrease) in payable to the Advisor	(800,703)	392,926
Decrease in accrued expenses and other liabilities	(80,675)	(483,887)
Net cash used in operating activities	(88,940,740)	(77,933,993)

Financing activities
Borrowings	291,953,697	158,000,000
Repayments of debt	(216,000,000)	(144,000,000)
Payments of debt issuance costs	(3,193,847)	(1,414,500)
Regular dividends paid to common shareholders	(42,358,970)	(40,260,221)
Repurchase of common shares	(498,639)	—
Proceeds from shares issued in connection with dividend reinvestment plan	5,343	5,181
Proceeds from common shares sold, net of underwriting and offering costs	—	93,597,500
Net cash provided by financing activities	29,907,584	65,927,960

Net decrease in cash and cash equivalents (including restricted cash)	(59,033,156)	(12,006,033)
Cash and cash equivalents (including restricted cash) at beginning of period	86,625,237	53,579,868
Cash and cash equivalents (including restricted cash) at end of period	$27,592,081	$41,573,835

Supplemental cash flow information
Interest payments	$15,982,231	$12,256,724
Excise tax payments	$86,106	$528,603
See accompanying notes to the consolidated financial statements.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

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

June 30, 2018

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

June 30, 2018

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

At June 30, 2018, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$1,860,293
2	Other direct and indirect observable market inputs *	104,579,826	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,313,883,048	114,727,490	77,048,806
3	Advisor valuations with significant unobservable inputs	—	—	1,731,295
		$1,418,462,874	$114,727,490	$80,640,394
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2018 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,165,092,124	Income approach	Discount rate	7.3% - 40.0% (12.7%)
	90,491,648	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	23,689,459	Market comparable companies	Revenue multiples	0.4x - 2.9x (1.7x)
	34,609,817	Market comparable companies	EBITDA multiples	1.1x - 10.5x (8.3x)
Other Corporate Debt	38,030,400	Income approach	Discount rate	12.8% (12.8%)
	63,026,243	Market quotations	Indicative bid/ask quotes	1 - 3 (1)
	3,892,875	Market comparable companies	Revenue multiples	2.6x (2.6x)
	9,777,972	Market comparable companies	EBITDA multiples	7.6x (7.6x)
Equity	7,423,675	Income approach	Discount rate	4.7% - 17.5% (7.4%)
	16,157,516	Market quotations	Indicative bid/ask quotes	1 (1)
	10,570,647	Option Pricing Model	EBITDA/Revenue multiples	2.0x - 10.5x (6.9x)
			Implied volatility	30.0% - 65.0% (47.6%)
			Yield	0.0% (0.0%)
			Term	0.5 years - 4.5 years (1.8 years)
	1,477,428	Market comparable companies	Revenue multiples	0.4x - 2.9x (1.1x)
	16,735,615	Market comparable companies	EBITDA multiples	1.1x - 10.5x (8.9x)
	26,415,220	Other *	N/A	N/A
$1,507,390,639
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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,331,139,346	$117,620,538	$70,267,145
Net realized and unrealized gains (losses)	(12,950,140)	420,760	(2,772,657)
Acquisitions *	105,988,908	798,878	12,771,894
Dispositions	(87,230,325)	(4,112,686)	(3,217,576)
Transfer out of Level 3 †	(23,064,741)	—	—
Ending balance	$1,313,883,048	$114,727,490	$77,048,806

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(12,344,234)	$(1,674,757)	$(2,772,655)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,744,043
Net realized and unrealized gains (losses)	—	—	(12,748)
Acquisitions *	—	—	—
Dispositions	—	—	—
Ending balance	$—	$—	$1,731,295

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(12,748)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

There were no transfers between Level 1 and 2 during the three months ended June 30, 2018.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,239,746,177	$78,011,815	$66,977,237
Net realized and unrealized gains (losses)	(8,643,111)	(113,593)	(900,499)
Acquisitions *	228,160,175	41,856,503	17,396,154
Dispositions	(149,444,274)	(5,027,235)	(6,424,086)
Transfers into Level 3 †	40,926,154	—	—
Transfer out of Level 3 ‡	(36,862,073)	—	—
Ending balance	$1,313,883,048	$114,727,490	$77,048,806

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,347,140)	$(2,209,110)	$(810,693)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of four investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$116,662	$—	$1,730,941
Net realized and unrealized gains (losses)	(623)	—	354
Acquisitions *	623	—	—
Dispositions	(116,662)	—	—
Ending balance	$—	$—	$1,731,295

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$354
______________

*	Includes payments received in kind and accretion of original issue and market discounts

There were no transfers between Level 1 and 2 during the six months ended June 30, 2018.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

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

June 30, 2018

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

June 30, 2018

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

June 30, 2018

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. Restricted cash at December 31, 2017 was comprised of amounts held as collateral against an outstanding cross-currency interest rate swap.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.7% and 0.6% of total investments at June 30, 2018 and December 31, 2017, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2018 and December 31, 2017 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Operating Company may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

2. Summary of Significant Accounting Policies — (continued)

the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations. As of June 30, 2018 and December 31, 2017, $0.0 million and $0.8 million, respectively, of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the six months ended June 30, 2018, the Company exited its cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the six months ended June 30, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

2. Summary of Significant Accounting Policies — (continued)

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
Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Unrealized appreciation	$46,123,533	$40,379,148
Unrealized depreciation	(93,983,876)	(73,606,938)
Net unrealized depreciation	$(47,860,343)	$(33,227,790)

Cost	$1,661,691,101	$1,547,156,748

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

2. Summary of Significant Accounting Policies — (continued)

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

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears and is calculated as the amount by which cumulative incentive compensation earned since January 1, 2013 exceeds cumulative incentive compensation paid since January 1, 2013. On January 29, 2018, the Operating Company amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to the General Partner to a fee payable to the Advisor pursuant to the investment management agreements. The amendment has no impact on the amount of the incentive compensation paid or services received. A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2018 and December 31, 2017, no such reserve was accrued.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Leverage — (continued)

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

Total leverage outstanding and available at June 30, 2018 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%	$56,594,600	$68,405,400	$125,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	107,252,661	—	107,252,661
2022 Convertible Notes ($140 million par)	2022	4.625%	137,689,395	—	137,689,395
2022 Notes ($175 million par)	2022	4.125%	174,466,117	—	174,466,117
TCPC Funding Facility	2022	L+2.00%†	236,000,000	64,000,000	300,000,000
SBA Debentures	2024−2028	2.63%‡	98,000,000	52,000,000	150,000,000
Total leverage			810,002,773	$184,405,400	$994,408,173
Unamortized issuance costs			(7,908,543)
Debt, net of unamortized issuance costs			$802,094,230
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡
Weighted-average interest rate on pooled loans, excluding fees of 0.36% or 0.35%. As of June 30, 2018, $15.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary weighted-average rate of 2.72% plus fees of 0.35% through September 19, 2018, the date of the next SBA pooling.

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

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Leverage — (continued)

‡	Or L+2.25% subject to certain funding requirements

§
Weighted-average interest rate on pooled loans, excluding fees of 0.36%. As of December 31, 2017, $8.0 million if the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.79% plus fees of 0.35% through March 20, 2018, the date of the next SBA pooling.

The combined weighted-average interest rates on total leverage outstanding at June 30, 2018 and December 31, 2017 were 4.24% and 4.13%, respectively.

Total expenses related to debt include:

	Six Months Ended June 30,
	2018		2017
Interest expense	$17,047,949		$13,144,006
Amortization of deferred debt issuance costs	2,029,881	*	1,714,801
Commitment fees	668,217		791,847
Total	$19,746,047		$15,650,654

*    Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2018, the estimated fair values of the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $110.0 million, $141.0 million and $170.5 million, respectively. As of December 31, 2017, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $112.5 million, $143.9 million and $172.6 million, respectively. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes and 2022 Notes were determined using market quotations. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility, TCPC Funding Facility and the SBA Debentures. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At June 30, 2018, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Leverage — (continued)

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At June 30, 2018, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of June 30, 2018 and December 31, 2017, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Leverage — (continued)

	June 30, 2018		December 31, 2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(747,339)	(2,310,605)	(988,939)	(2,594,130)
Carrying value of debt	$107,252,661	$137,689,395	$107,011,061	$137,405,870

For the six months ended June 30, 2018 and 2017, the components of interest expense for the convertible notes were as follows:

	Six Months Ended June 30,
	2018		2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$2,835,000	$3,237,500	$2,835,000	$3,255,486
Amortization of original issue discount	241,600	283,525	228,284	$271,069
Total interest expense	$3,076,600	$3,521,025	$3,063,284	$3,526,555

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the six months ended June 30, 2018 and June 30, 2017. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the six months ended June 30, 2018 and June 30, 2017.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022 (the "2022 Notes"). On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP 2022 Facility, TCPC Funding Facility and the SBA Debentures. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

As of June 30, 2018, the components of the carrying value of the 2022 Notes were as follows:

	June 30, 2018	December 31, 2017
Principal amount of debt	$175,000,000	$175,000,000
Original issue discount, net of accretion	(533,883)	(592,578)
Carrying value of debt	$174,466,117	$174,407,422

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Leverage — (continued)

For the six months ended June 30, 2018 and June 30, 2017, the components of interest expense for the 2022 Notes were as follows:

	Six Months Ended June 30,
	2018	2017
Stated interest expense	$3,609,375	N/A
Amortization of original issue discount	58,695	N/A
Total interest expense	$3,668,070	N/A

SVCP 2022 Facility

The SVCP 2022 Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $125.0 million, subject to certain collateral and other restrictions. The facility was amended on June 29, 2018 to increase its capacity from $100.0 million to $125.0 million. The SVCP 2022 Facility matures on February 28, 2022, subject to extension by the lenders at the request of the Operating Company, and contains an accordion feature pursuant to which the credit line may increase up to an aggregate of $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by the Operating Company, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP 2022 Facility generally bear interest at a rate of LIBOR plus 2.25%. In addition to amounts due on outstanding debt, the SVCP 2022 Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP 2022 Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Operating Company fail to satisfy certain financial or other covenants. As of June 30, 2018, the Operating Company was in full compliance with such covenants.

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

SBA Debentures

As of June 30, 2018, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2018, the Operating Company had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Leverage — (continued)

SBA Debentures outstanding as of June 30, 2018 were as follows:

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

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. On May 31, 2018, the facility was amended to (1) reduce the interest rate to LIBOR plus 2.00% or 2.35%, subject to certain funding requirements, (2) reduce the capacity from $350.0 million to $300.0 million, and (3) extend the maturity date to May 31, 2022, subject to extension by the

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

4. Leverage — (continued)

lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2018, TCPC Funding was in full compliance with such covenants.

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

June 30, 2018

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2018 and December 31, 2017 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2018	December 31, 2017
Alera Group Intermediate Holdings, Inc.	12/30/2021	$759,546	$759,546
Alera Group Intermediate Holdings, Inc.	12/30/2022	N/A	375,000
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Auto Trakk SPV, LLC	12/21/2021	6,996,308	6,996,308
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	1,000,000	N/A
Caliber Home Loans, Inc.	6/30/2020	N/A	2,888,889
Datto, Inc.	12/7/2022	2,207,152	2,207,152
Domo, Inc.	2/1/2021	N/A	15,296,963
Edmentum, Inc.	6/9/2020	354,493	1,179,005
Enerwise Global Technologies, Inc.	11/30/2017	4,000,000	4,000,000
Foursquare Labs, Inc.	6/1/2020	N/A	3,750,000
HighTower Holding, LLC	1/31/2026	6,169,355	N/A
Home Partners of America, Inc.	10/13/2022	2,142,857	N/A
IAS Investco, Inc.	1/24/2021	1,714,286	7,542,857
InMobi, Inc.	12/31/2019	N/A	8,299,181
JAMF Holdings, Inc.	11/13/2022	1,214,052	1,214,052
Lithium Technologies, LLC	10/3/2022	1,528,136	1,528,136
Marketo, Inc.	8/16/2021	N/A	1,704,545
Mesa Air Group, Inc.	8/1/2022	5,592,160	N/A
Patient Point Network Solutions, LLC	6/26/2022	308,332	440,474
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
RM OpCo, LLC (Real Mex)	3/30/2018	N/A	1,298,304
TPC Intermediate Holdings, LLC	5/15/2023	188,235	N/A
Tradeshift Holdings, Inc.	9/1/2020	5,352,908	8,411,712
VSS-Southern Holdings, LLC	11/3/2020	856,164	856,164
Videology Tech Technologies, LLC	1/10/2020	N/A	10,673,794
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$46,513,177	$85,551,275

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

6. Related Party Transactions

The Company, the Operating Company, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Operating Company advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2018 and December 31, 2017, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and the Operating Company and receives reimbursement from the Company and the Operating Company. At June 30, 2018 and December 31, 2017, amounts reimbursable to the Advisor totaled $0.0 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to administration agreements between the Administrator and each of the Company and the Operating Company (the “Administration Agreements”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company or the Operating Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company or the Operating Company. For the six months ended June 30, 2018 and 2017, expenses allocated pursuant to the Administration Agreements totaled $1.2 million and $1.1 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	374	$14.29	*	$5,343
______________

*	Weighted-average price per share

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

June 30, 2018

7. Stockholders’ Equity and Dividends — (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
				$0.72	$42,358,970

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
				$0.72	$40,260,221

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on August 2, 2018, to be in effect through the earlier of two trading days after the Company’s third quarter 2018 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	34,616	$14.40	*	$498,639
______________

*	Weighted-average price per share

There were no share repurchases during the six months ended June 30, 2017.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued) (Unaudited)

June 30, 2018

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net increase in net assets applicable to common shareholders resulting from operations	$31,306,430	$39,663,089
Weighted average shares outstanding	58,833,900	55,170,429
Earnings per share	$0.53	$0.72

9. Subsequent Events

On April 17, 2018, the Company announced that the Advisor entered into a definitive agreement with BlackRock, Inc., a Delaware corporation (“BlackRock”), pursuant to which the Advisor would be merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, with the Advisor being the surviving entity after the merger (the “Transaction”). The closing of the Transaction, which occurred on August 1, 2018, resulted in an assignment for purposes of the 1940 Act, and a corresponding termination thereby, of the investment management agreement between the Company and the Advisor (the “Prior Agreement”). The Company entered into a new investment management agreement with the Advisor, effective as of August 1, 2018 (the “New Agreement”), to permit the Advisor to serve as investment adviser to the Company following the closing of the Transaction. Under the New Agreement, the (i) investment management services to be provided by the Advisor, (ii) base management fee and incentive compensation payable, (iii) allocation of expenses, (iv) indemnification provisions and (v) termination and amendment provisions are each substantially the same as those under the Prior Agreement. However, under the New Agreement, the Company is no longer required to invest substantially all its assets in the Operating Company.
Additionally, in connection with the closing of the Transaction (i) to fill a current vacancy on the Company’s board of directors, on July 31, 2018, the Company’s board of directors appointed Karyn Williams as an independent director, effective August 1, 2018, (ii) the Company changed its name from TCP Capital Corp. to BlackRock TCP Capital Corp. and amended its certificate of incorporation and bylaws, both effective as of August 1, 2018, for the sole purpose of effectuating the name change and (iii) the Operating Company (x) on August 1, 2018, withdrew its election to be regulated as a business development company under the 1940 Act, (y) on August 1, 2018, withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and (z) on August 2, 2018, terminated its general partner and converted to a Delaware limited liability company.

On August 2, 2018, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2018 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 8, 2018, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 28, 2018 to stockholders of record as of the close of business on September 14, 2018.

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2018

10. Financial Highlights

	Six Months Ended June 30,
	2018	2017
Per Common Share
Per share NAV at beginning of period	$14.80	$14.91

Investment operations:
Net investment income (net of incentive fees for periods after January 1, 2018)	0.78	1.01
Net realized and unrealized losses	(0.25)	(0.09)
Incentive allocation reserve and distributions	N/A	(0.20)
Total from investment operations	0.53	0.72

Issuance of common stock	—	0.13
Repurchase of common stock	—	—
Distributions to common shareholders from:
Net investment income	(0.72)	(0.72)
Per share NAV at end of period	$14.61	$15.04

Per share market price at end of period	$14.45	$16.90

Total return based on market value (1), (2)	(0.7)%	4.3%
Total return based on net asset value (1), (3)	3.6%	5.7%

Shares outstanding at end of period	58,813,014	58,792,202

TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

 June 30, 2018

10. Financial Highlights — (continued)

	Six Months Ended June 30,
	2018	2017
Ratios to average common equity: (4)
Net investment income (5)	11.8%	12.1%
Expenses excluding incentive compensation	8.2%	7.1%
Expenses including incentive compensation (6)	9.5%	8.4%

Ending common shareholder equity	$859,182,290	$883,941,540
Portfolio turnover rate	11.7%	20.3%
Weighted-average leverage outstanding	$740,156,090	$594,592,354
Weighted-average interest rate on leverage	4.6%	4.5%
Weighted-average number of common shares	58,833,900	55,170,429
Average leverage per share	$12.58	$10.78

______________

(1)	Not annualized

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

(6)	Includes incentive compensation and all Company expenses

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited)

Six Months Ended June 30, 2018

Security	Dividends or Interest (2)	Fair Value at December 31, 2017	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2018
36th Street Capital Partners Holdings, LLC, Membership Units	$46,281	$12,576,276	$—	$745,198	$—	$—	$13,321,474
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	1,794,772	30,827,391	—	—	—	(914,203)	29,913,188
AGY Holding Corp., Common Stock	—	—	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/18	516,905	9,268,000	—	—	509,972	—	9,777,972
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/18	63,298	1,049,147	—	—	—	(1)	1,049,146
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/18	293,798	4,869,577	—	—	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	—	—	—	1,418,746
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 6/30/2018	33,242	666,667	—	—	166,666	—	833,333
Conergy Asia Holdings Limited, Class B Shares	—	1,027,700	—	(1,027,600)	—	(100)	—
Conergy Asia Holdings Limited, Ordinary Shares	—	193,847	—	(193,847)	—	—	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	815,831	10,377,830	—	(577,812)	803,193	—	10,603,211
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	135,838	3,099,573	—	—	133,879	—	3,233,452
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	88,589	2,189,584	—	—	2,638,620	—	4,828,203
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	450,084	—	—	—	7,450,135	—	7,450,136
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	—	—	—	—
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	—	—	—	—
EPMC HoldCo, LLC, Membership Units	—	210,035	—	—	—	—	210,035
Globecomm Systems, Inc., Senior Secured 1st Lien Incremental Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/18	5,716	175,824	—	252	8,875	—	184,950
Globecomm Systems, Inc., Senior Secured 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	272,699	7,200,000	—	—	269,902	—	7,469,902
Globecomm Systems, Inc., Senior Secured 2nd Tranche Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 12/11/21	122,014	2,400,000	—	—	120,960	—	2,520,960
Globecomm Systems, Inc., Senior Secured 3rd Tranche Term Loan, 12.5% PIK, due 12/11/21	80,208	1,248,000	—	—	80,113	—	1,328,112
Globecomm Systems, Inc., Senior Secured 4th Tranche Term Loan, 12.5% PIK, due 12/11/21	144,991	2,256,000	—	(2,278,689)	144,819	—	112,130
Globecomm Systems, Inc., Senior Secured 5th Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	945	—	—	—	240,000	—	240,000
HCT Acquisition, LLC (Globecomm), Membership Units	—	531,575	—	(531,575)	—	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	103,366	1,900,733	—	—	—	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	3,458,749	—	(349,428)	—	—	3,109,321
KAGY Holding Company, Inc., Series A Preferred Stock	—	11,034,519	—	(4,137,825)	—	(133)	6,896,561
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, LIBOR + 8% PIK, due 7/2/18	480,346	16,233,431	—	—	478,744	(1,233,333)	15,478,841
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 7/2/18	—	7,048,850	—	(6,131,679)	1,066,667	—	1,983,838
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
NEG Holdings, LLC (CORE Entertainment, Inc.), Senior Secured 1st Lien Term Loan, LIBOR + 8% PIK, 1% LIBOR Floor, due 10/17/22	37,920	1,584,734	—	—	38,312	(129,524)	1,493,522
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	4,345,010	—	2,142,853	—	—	6,487,863
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	111,875	—	253,317	—	—	365,192
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	112,985	—	255,830	—	—	368,815
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	1,201,138	—	(41,514)	—	—	1,159,624
RM Holdco, LLC (Real Mex), Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC (Real Mex), Membership Units	31,486	—	—	1,316	—	—	1,316
RM OpCo, LLC (Real Mex), Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	77,143	862,509	—	(955,150)	92,641	—	—
RM OpCo, LLC (Real Mex), Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	264,147	7,250,973	—	(3,408,714)	317,220	—	4,159,479
RM OpCo, LLC (Real Mex), Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/30/18	176,029	4,899,257	—	—	175,969	—	5,075,226

TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited) (Continued)

Six Months Ended June 30, 2018

Security	Dividends or Interest (2)	Fair Value at December 31, 2017	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2018
RM OpCo, LLC (Real Mex), Senior Secured 1st Out Term Loan Tranche A, 8.5%, due 3/30/18	$54,367	$—	$—	$(17,347)	$1,414,601	$—	$1,397,253
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	—	—	—	—	—	—	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	121,055	1,353,457	—	(1,498,830)	145,373	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	79,904	3,161,798	—	(79,413)	—	(180,922)	2,901,464
United N661UA-767, LLC (Aircraft Trust Holding Company)	69,010	3,228,449	—	(69,085)	—	(191,815)	2,967,549
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

(2)	Also includes fee and lease income as applicable

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2018

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Preferred Shares	5/14/18
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities (Unaudited)

June 30, 2018

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,458,709,634	$—	$1,458,709,634
Companies 5% to 25% owned	—	86,302,691	—	86,302,691
Companies more than 25% owned	—	68,818,433	—	68,818,433
Investment in subsidiary	1,278,449,414	—	(1,278,449,414)	—
Total investments	1,278,449,414	1,613,830,758	(1,278,449,414)	1,613,830,758

Cash and cash equivalents	—	27,592,081	—	27,592,081
Accrued interest income	—	23,388,131	—	23,388,131
Receivable for investments sold	—	7,937,619	—	7,937,619
Deferred debt issuance costs	—	5,156,334	—	5,156,334
Prepaid expenses and other assets	759,745	6,088,651	—	6,848,396
Total assets	1,279,209,159	1,683,993,574	(1,278,449,414)	1,684,753,319

Liabilities
Debt, net of unamortized issuance costs	414,459,944	387,634,286	—	802,094,230
Interest payable	5,213,543	3,039,892	—	8,253,435
Payable for investment securities purchased	—	7,457,273	—	7,457,273
Incentive compensation payable	—	5,986,557	—	5,986,557
Accrued expenses and other liabilities	353,382	1,426,152	—	1,779,534
Total liabilities	420,026,869	405,544,160	—	825,571,029

Net assets	$859,182,290	$1,278,449,414	$(1,278,449,414)	$859,182,290

Composition of net assets
Common stock	$58,813	$—	$—	$58,813
Additional paid-in capital	1,038,362,686	1,447,571,852	(1,447,571,852)	1,038,362,686
Accumulated deficit	(179,239,209)	(169,122,438)	169,122,438	(179,239,209)
Net assets	$859,182,290	$1,278,449,414	$(1,278,449,414)	$859,182,290

TCP Capital Corp.

Consolidating Statement of Assets and Liabilities

December 31, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Assets
Investments, at fair value:
Companies less than 5% owned	$—	$1,362,514,206	$—	$1,362,514,206
Companies 5% to 25% owned	—	75,635,342	—	75,635,342
Companies more than 25% owned	—	76,383,155	—	76,383,155
Investment in subsidiary	1,288,902,795	—	(1,288,902,795)	—
Total investments	1,288,902,795	1,514,532,703	(1,288,902,795)	1,514,532,703

Cash and cash equivalents	—	86,625,237	—	86,625,237
Accrued interest income	—	19,367,938	—	19,367,938
Deferred debt issuance costs	—	3,276,838	—	3,276,838
Receivable for investments sold	—	431,483	—	431,483
Prepaid expenses and other assets	767,225	4,420,944	—	5,188,169
Total assets	1,289,670,020	1,628,655,143	(1,288,902,795)	1,629,422,368

Liabilities
Debt, net of unamortized issuance costs	412,976,376	312,223,905	—	725,200,281
Payable for investment securities purchased	—	16,474,632	—	16,474,632
Interest payable	5,213,543	2,557,994	—	7,771,537
Incentive compensation payable	—	5,983,135	—	5,983,135
Payable to the Advisor	358,674	442,029	—	800,703
Unrealized depreciation on swaps	—	603,745	—	603,745
Accrued expenses and other liabilities	393,301	1,466,908	—	1,860,209
Total liabilities	418,941,894	339,752,348	—	758,694,242

Net assets	$870,728,126	$1,288,902,795	$(1,288,902,795)	$870,728,126

Composition of net assets
Common stock	$58,847	$—	$—	$58,847
Additional paid-in capital	1,038,855,948	1,448,070,491	(1,448,070,491)	1,038,855,948
Accumulated deficit	(168,186,669)	(159,167,696)	159,167,696	(168,186,669)
Net assets	$870,728,126	$1,288,902,795	$(1,288,902,795)	$870,728,126

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2018

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$82,782,074	$—	$82,782,074
Companies 5% to 25% owned	—	1,133,394	—	1,133,394
Companies more than 25% owned	—	1,829,619	—	1,829,619
Dividend income:
Companies more than 25% owned	—	46,281	—	46,281
Lease income:
Companies more than 25% owned	—	148,914	—	148,914
PIK income:
Companies less than 5% owned	—	3,493,902	—	3,493,902
Companies 5% to 25% owned	—	2,425,678	—	2,425,678
Companies more than 25% owned	—	478,740	—	478,740
Other income:
Companies 5% to 25% owned	—	297,356	—	297,356
Total investment income	—	92,635,958	—	92,635,958

Operating expenses
Interest and other debt expenses	11,165,442	8,580,605	—	19,746,047
Management and advisory fees	—	11,883,811	—	11,883,811
Incentive fee	—	11,377,835	—	11,377,835
Administration expenses	—	1,194,464	—	1,194,464
Legal fees, professional fees and due diligence expenses	403,675	610,436	—	1,014,111
Director fees	107,139	226,444	—	333,583
Insurance expense	71,636	143,282	—	214,918
Custody fees	1,750	181,353	—	183,103
Other operating expenses	460,473	716,272	—	1,176,745
Total operating expenses	12,210,115	34,914,502	—	47,124,617

Net investment income (loss)	(12,210,115)	57,721,456	—	45,511,341

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain:
Investments in companies less than 5% owned	—	74,764	—	74,764
Net realized gain	—	74,764	—	74,764

Change in net unrealized appreciation/depreciation	—	(14,279,675)	—	(14,279,675)
Net realized and unrealized loss	—	(14,204,911)	—	(14,204,911)

Net increase (decrease) in net assets from operations	(12,210,115)	43,516,545	—	31,306,430

Interest in earnings of subsidiary	43,516,545	—	(43,516,545)	—
Net increase in net assets applicable to common equityholders resulting from operations	$31,306,430	$43,516,545	$(43,516,545)	$31,306,430

TCP Capital Corp.

Consolidating Statement of Operations (Unaudited)

Six Months Ended June 30, 2017

	TCP Capital Corp. Standalone	Special Value Continuation Partners, LP Consolidated	Eliminations	TCP Capital Corp. Consolidated
Investment income
Interest income:
Companies less than 5% owned	$—	$77,864,793	$—	$77,864,793
Companies 5% to 25% owned	—	3,540,324	—	3,540,324
Companies more than 25% owned	—	3,357,076	—	3,357,076
Dividend income:
Companies less than 5% owned	—	16,627	—	16,627
Lease income:
Companies more than 25% owned	—	148,914	—	148,914
Other income:
Companies less than 5% owned	—	614,422	—	614,422
Companies 5% to 25% owned	—	31,486	—	31,486
Total investment income	—	85,573,642	—	85,573,642

Operating expenses
Interest and other debt expenses	7,299,941	8,350,713	—	15,650,654
Management and advisory fees	—	10,013,029	—	10,013,029
Administration expenses	—	1,133,406	—	1,133,406
Legal fees, professional fees and due diligence expenses	321,487	517,720	—	839,207
Director fees	103,638	204,371	—	308,009
Insurance expense	72,043	144,097	—	216,140
Custody fees	1,750	157,641	—	159,391
Other operating expenses	404,576	931,019	—	1,335,595
Total expenses	8,203,435	21,451,996	—	29,655,431

Net investment income (loss)	(8,203,435)	64,121,646	—	55,918,211

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized loss:
Investments in companies less than 5% owned	—	(6,876,561)	—	(6,876,561)
Net realized loss	—	(6,876,561)	—	(6,876,561)

Change in net unrealized appreciation/depreciation	—	1,805,081	—	1,805,081
Net realized and unrealized loss	—	(5,071,480)	—	(5,071,480)

Net increase (decrease) in net assets from operations	(8,203,435)	59,050,166	—	50,846,731

Interest in earnings of subsidiary	47,866,524	—	(47,866,524)	—
Distributions of incentive allocation to the General Partner from net investment income	—	—	(11,183,642)	(11,183,642)
Net increase in net assets applicable to common equityholders resulting from operations	$39,663,089	$59,050,166	$(59,050,166)	$39,663,089

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock TCP Capital Corp. (the “Holding Company”), formerly known as TCP Capital Corp. For simplicity, this report uses the terms “Company,” “we,” “us” and “our” to include the Holding Company and, where appropriate in the context, Special Value Continuation Partners, LP (the “Operating Company”), on a consolidated basis. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

Our leverage program is comprised of $125.0 million in available debt under a revolving, multi-currency credit facility issued by the Operating Company (the “SVCP 2022 Facility”), $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Holding Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Holding Company maturing in 2022 (the “2022 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP 2022 Facility, the TCPC Funding Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes, the “Leverage Program”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2018, 84.9% of our total assets were invested in qualifying assets.

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with original maturities of generally three months or less are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of our investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing one or more methodologies, including the market approach, the income approach, or in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

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

As of June 30, 2018, 0.1% of our investments were categorized as Level 1, 6.5% were categorized as Level 2, 93.3% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2018, we invested approximately $124.8 million, comprised of new investments in six new and four existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 88.9% were in senior secured debt comprised of senior secured loans ($110.0 million, or 88.1% of total acquisitions) and senior secured notes ($0.9 million, or 0.8% of total acquisitions). The remaining $13.9 million (11.1% of total acquisitions) were comprised primarily of $11.9 million in equity interests in a portfolio of debt assets, as well as $1.9 million in one warrant position and one common stock position received in connection with debt investments. Additionally, we received approximately $113.3 million in proceeds from sales or repayments of investments during the three months ended June 30, 2018.

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

During the six months ended June 30, 2018, we invested approximately $293.9 million, comprised of new investments in twelve new and ten existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 93.8% were in senior secured debt comprised of senior secured loans ($236.8 million, or 80.6% of total acquisitions) and senior secured notes ($38.9 million, or 13.3% of total acquisitions). The remaining $18.2 million (6.2% of total acquisitions) were comprised primarily of $16.3 million in equity interests in a portfolio of debt assets, as well as $1.9 million in one warrant position and one common stock position received in connection with debt investments. Additionally, we received approximately $184.2 million in proceeds from sales or repayments of investments during the six months ended June 30, 2018.
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

At June 30, 2018, our investment portfolio of $1,613.8 million (at fair value) consisted of 97 portfolio companies and was invested 95.0% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.0% in senior secured loans, 5.3% in senior secured notes, 2.7% in junior notes and 5.0% in equity investments. Our average portfolio company investment at fair value was approximately $16.6 million. Our largest portfolio company investment by value was approximately 3.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 14.2% of our portfolio at June 30, 2018.

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
The industry composition of our portfolio at fair value at June 30, 2018 was as follows:

Industry	Percent of Total Investments
Software	18.2%
Data Processing and Hosting Services	10.0%
Financial Investment Activities	5.2%
Insurance	3.9%
Computer Systems Design and Related Services	3.8%
Business Support Services	3.4%
Air Transportation	3.3%
Credit (Nondepository)	3.2%
Advertising, Public Relations and Marketing	3.1%
Management, Scientific, and Technical Consulting Services	2.9%
Lessors of Nonfinancial Licenses	2.8%
Equipment Leasing	2.7%
Scientific Research and Development Services	2.5%
Credit Related Activities	2.4%
Other Real Estate Activities	2.4%
Pharmaceuticals	2.3%
Building Equipment Contractors	2.1%
Health Care	1.9%
Amusement and Recreation	1.8%
Utility System Construction	1.7%
Chemicals	1.7%
Textile Furnishings Mills	1.7%
Electronic Component Manufacturing	1.7%
Other Telecommunications	1.6%
Other Information Services	1.6%
Educational Support Services	1.6%
Other Manufacturing	1.4%
Wired Telecommunications Carriers	1.2%
Real Estate Leasing	1.0%
Other	6.9%
Total	100.0%

The weighted average effective yield of our debt portfolio was 11.6% at June 30, 2018 and 11.0% at December 31, 2017. The weighted average effective yield of our total portfolio was 11.3% at June 30, 2018 and 10.5% at December 31, 2017. At June 30, 2018, 91.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 8.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 75.1% at June 30, 2018. At December 31, 2017, 89.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 10.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 82.7% at December 31, 2017.

Results of operations

Investment income

Investment income totaled $48.4 million and $46.2 million, respectively, for the three months ended June 30, 2018 and 2017, of which $48.3 million and $46.0 million were attributable to interest and fees on our debt investments, $0.1 million and $0.1 million to lease income and $0.0 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $2.6 million and $8.4 million of non-recurring income related to prepayments for the three months ended June 30, 2018 and 2017, respectively. The increase in investment income in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 reflects an increase in interest income due to the larger portfolio size and the higher LIBOR during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, partially offset by a decrease in prepayment income.

Investment income totaled $92.6 million and $85.6 million, respectively, for the six months ended June 30, 2018 and 2017, of which $92.1 million and $84.8 million were attributable to interest and fees on our debt investments, $0.2 million and $0.2 million to lease income and $0.3 million and $0.6 million to other income, respectively. Included in interest and fees on our debt investments were $4.3 million and $11.7 million of non-recurring income related to prepayments for the six months ended June 30, 2018 and 2017, respectively. The increase in investment income in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 reflects an increase in interest income due to the larger portfolio size and the higher LIBOR during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, partially offset by a decrease in prepayment income.

Expenses

Total operating expenses for the three months ended June 30, 2018 and 2017 were $24.5 million and $15.2 million, respectively, comprised of $10.1 million and $7.9 million in interest expense and related fees, $6.2 million and $5.1 million in base management and advisory fees, $6.0 million and $0.0 million in incentive fee expense, $0.6 million and $0.6 million in administrative expenses, $0.6 million and $0.6 million in legal and professional fees, and $1.0 million and $1.0 million in other expenses, respectively. The increase in expenses in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily reflects the inclusion of incentive fees within operating expenses during the three months ended June 30, 2018 instead of being reflected as an allocation and distribution to the General Partner during the three months ended June 30, 2017. The increase in expenses also includes higher interest expense and other costs related to the increase in outstanding debt, the higher average interest rate following the issuance of the 2022 Convertible Notes and 2022 Notes and the higher LIBOR during the period, as well as the increase in management fees due to the increase in assets in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Total operating expenses for the six months ended June 30, 2018 and 2017 were $47.1 million and $29.7 million, respectively, comprised of $19.7 million and $15.7 million in interest expense and related fees, $11.9 million and $10.0 million in base management and advisory fees, $11.4 million and $0.0 million in incentive fee expense, $1.2 million and $1.1 million in administrative expenses, $1.0 million and $0.8 million in legal and professional fees, and $1.9 million and $2.0 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily reflects the inclusion of incentive fees within operating expenses during the six months ended June 30, 2018 instead of being reflected as an allocation and distribution to the General Partner during the six months ended June 30, 2017. The increase in expenses also includes higher interest expense and other costs related to the increase in outstanding debt, the higher average interest rate following the issuance of the 2022 Convertible Notes and 2022 Notes and the higher LIBOR during the period, as well as the increase in management fees due to the increase in assets in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net investment income

Net investment income was $24.0 million and $31.0 million, respectively, for the three months ended June 30, 2018 and 2017. The decrease in net investment income in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily reflects the increase in expenses (primarily due to the inclusion of incentive fees beginning January 1, 2018), partially offset by the increase in investment income in the three months ended June 30, 2018.

Net investment income was $45.5 million and $55.9 million, respectively, for the six months ended June 30, 2018 and 2017. The decrease in net investment income in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily reflects the increase in expenses (primarily due to the inclusion of incentive fees beginning January 1, 2018), partially offset by the increase in investment income in the six months ended June 30, 2018.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2018 and 2017 were $0.7 million and $(1.8) million, respectively. Net realized losses during the three months ended June 30, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, most of which had been recognized on an unrealized basis in prior periods.  This loss was partially offset by a $7.0 million gain on the sale of our equity in Blackline and a $1.7 million gain on the sale of our equity in Soasta.

Net realized gain (loss) for the six months ended June 30, 2018 and 2017 were $0.1 million and $(6.9) million, respectively. Net realized losses during the six months ended June 30, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group and a $1.5 million loss on the disposition of our investment in Integra Telecom Holdings. Substantially all of the losses had been recognized on an unrealized basis in prior periods.  These losses were partially offset by a $7.0 million gain on the sale of our equity in Blackline and $1.7 million gain on the sale of our equity in Soasta.
For the three months ended June 30, 2018 and 2017, the change in net unrealized appreciation/depreciation was $(20.5) million and $(2.8) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2018 was comprised primarily of unrealized losses in four investments, including $7.3 million on our investment in Kawa, $4.5 million on our investment in Real Mex, $3.3 million on our investment in AGY Holdings, and $3.0 million on our investment in Green Biologics. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2017 was primarily due to a $5.3 million markdown of Kawa, partially offset by mark to market adjustments resulting from narrower market yield spreads on various holdings.
For the six months ended June 30, 2018 and 2017, the change in net unrealized appreciation/depreciation was $(14.3) million and $1.8 million, respectively. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2018 was comprised primarily of unrealized losses in four investments, including $7.4 million on our investment in Kawa, $5.8 million on our investment in Real Mex, $4.1 million on our investment in AGY Holdings, and $2.7 million on our investment in Green Biologics, offset by unrealized gains of $2.7 million on our investment in NEG Parent (CORE Entertainment) and $2.1 million on our investment in STG-Fairway Acquisitions, as well as various market gains resulting from generally tighter spreads. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2017 was comprised primarily of the reversal of previously recognized unrealized losses as well as various market gains resulting from generally tighter spreads, partially offset by a $2.0 million markdown of Real Mex.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the six months ended June 30, 2018 and 2017.

Incentive compensation

Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to the General Partner within the Statement of Operations.  Incentive compensation included in operating expenses for the three months ended June 30, 2018 and as an allocation and distribution to the General Partner for the three months ended June 30, 2017 was $6.0 million and $6.2 million, respectively. Incentive compensation for the three months ended June 30, 2018 and 2017 was paid due to our performance exceeding the total return threshold.

Incentive compensation included in operating expenses for the six months ended June 30, 2018 and as an allocation and distribution to the General Partner for the six months ended June 30, 2017 was $11.4 million and $11.2 million, respectively. Incentive compensation for the six months ended June 30, 2018 and 2017 was paid due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $4.1 million and $20.2 million for the three months ended June 30, 2018 and 2017, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the three months ended June 30, 2018 was primarily due to the larger net realized and unrealized loss during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The net increase in net assets applicable to common shareholders resulting from operations was $31.3 million and $39.7 million for the six months ended June 30, 2018 and 2017, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the six months ended June 30, 2018 was primarily due to the larger net realized and unrealized loss during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	374	$14.29	*	$5,343
______________

*	Weighted-average price per share.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on August 2, 2018, to be in effect through the earlier of two trading days after our third quarter 2018 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	34,616	$14.40	*	$498,639
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at June 30, 2018 were as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%	$56,594,600	$68,405,400	$125,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	107,252,661	—	107,252,661
2022 Convertible Notes ($140 million par)	2022	4.625%	137,689,395	—	137,689,395
2022 Notes ($175 million par)	2022	4.125%	174,466,117	—	174,466,117
TCPC Funding Facility	2022	L+2.00%†	236,000,000	64,000,000	300,000,000
SBA Debentures	2024−2028	2.63%‡	98,000,000	52,000,000	150,000,000
Total leverage			810,002,773	$184,405,400	$994,408,173
Unamortized issuance costs			(7,908,543)
Debt, net of unamortized issuance costs			$802,094,230
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡
Weighted-average interest rate on pooled loans, excluding fees of 0.36% or 0.35%. As of June 30, 2018, $15.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary weighted-average rate of 2.72% plus fees of 0.35% through September 19, 2018, the date of the next SBA pooling.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of votes cast at a special or annual meeting of such BDC's stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are currently evaluating whether to seek such approvals.

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

Net cash used in operating activities during the six months ended June 30, 2018 was $88.9 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $103.2 million, partially offset by net investment income (net of non-cash income and expenses) of approximately $14.3 million.

Net cash provided by financing activities was $29.9 million during the six months ended June 30, 2018, consisting primarily of $76.0 million of net borrowings of debt, reduced by the $42.4 million in regular dividends paid on common equity and payment of $3.2 million in debt issuance costs and $0.5 million in repurchases of common shares.

At June 30, 2018, we had $27.6 million in cash and cash equivalents.

The SVCP 2022 Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP 2022 Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP 2022 Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2018, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The SVCP 2022 Facility, the 2019 Convertible Notes, the 2022 Convertible Notes, the 2022 Notes and the TCPC Funding Facility mature in February 2022, December 2019, March 2022, August 2022 and May 2022, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the six months ended June 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
				$0.72	$42,358,970

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
				$0.72	$40,260,221

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the six months ended June 30, 2018 and 2017:

	2018	2017
Shares Issued	374	302
Average Price Per Share	$14.29	$17.16
Proceeds	$5,343	$5,181

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-

term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Recent Developments

On April 17, 2018, the Company announced that the Advisor entered into a definitive agreement with BlackRock, Inc., a Delaware corporation (“BlackRock”), pursuant to which the Advisor would be merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, with the Advisor being the surviving entity after the merger (the “Transaction”). The closing of the Transaction, which occurred on August 1, 2018, resulted in an assignment for purposes of the 1940 Act, and a corresponding termination thereby, of the investment management agreement between the Company and the Advisor (the “Prior Agreement”). The Company entered into a new investment management agreement with the Advisor, effective as of August 1, 2018 (the “New Agreement”), to permit the Advisor to serve as investment adviser to the Company following the closing of the Transaction. Under the New Agreement, the (i) investment management services to be provided by the Advisor, (ii) base management fee and incentive compensation payable, (iii) allocation of expenses, (iv) indemnification provisions and (v) termination and amendment provisions are each substantially the same as those under the Prior Agreement. However, under the New Agreement, the Company is no longer required to invest substantially all its assets in the Operating Company.

Additionally, in connection with the closing of the Transaction (i) to fill a current vacancy on the Company’s board of directors, on July 31, 2018, the Company’s board of directors appointed Karyn Williams as an independent director, effective August 1, 2018, (ii) the Company changed its name from TCP Capital Corp. to BlackRock TCP Capital Corp. and amended its certificate of incorporation and bylaws, both effective as of August 1, 2018, for the sole purpose of effectuating the name change and (iii) the Operating Company (x) on August 1, 2018, withdrew its election to be regulated as a business development company under the 1940 Act, (y) on August 1, 2018, withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and (z) on August 2, 2018, terminated its general partner and converted to a Delaware limited liability company.

From July 1, 2018 through August 7, 2018, the Operating Company has invested approximately $12.3 million primarily in one senior secured loan with a combined effective yield of approximately 8.3%.

On August 2, 2018, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2018 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 8, 2018, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 28, 2018 to stockholders of record as of the close of business on September 14, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2018, 91.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2018, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 75.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2018 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$43,650,112	$(11,717,838)	$31,932,274
Up 200 basis points	29,100,075	(7,811,892)	21,288,183
Up 100 basis points	14,550,037	(3,905,946)	10,644,091
Down 100 basis points	(14,487,081)	3,905,946	(10,581,135)
Down 200 basis points	(22,607,977)	7,811,892	(14,796,085)
Down 300 basis points	(23,899,092)	9,102,026	(14,797,066)

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

PART II - Other Information

Item 1.     Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2018, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4:     Mine Safety Disclosures.

None.

Item 5:     Other Information.

None.

Item 6.     Exhibits

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
______________
* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018

(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BLACKROCK TCP CAPITAL CORP.

Date: August 8, 2018
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: August 8, 2018
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer