Form 10-Q
period 2018-09-30
BlackRock TCP Capital Corp.
filed 2018-11-08
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 7, 2018 was 58,789,603.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2018 (unaudited) and December 31, 2017	2
	Consolidated Schedule of Investments as of September 30, 2018 (unaudited) and December 31, 2017	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	21
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2018 (unaudited) and year ended December 31, 2017	22
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and September 30, 2017 (unaudited)	23
	Notes to Consolidated Financial Statements (unaudited)	24
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2018 (unaudited) and year ended December 31, 2017	50
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2018 (unaudited) and December 31, 2017	53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	74

Part II.	Other Information

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	76

Item 6.	Exhibits	77

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,404,434,176 and $1,356,459,251, respectively)	$1,403,613,287	$1,362,514,206
Companies 5% to 25% owned (cost of $105,647,493 and $84,153,698, respectively)	81,525,781	75,635,342
Companies more than 25% owned (cost of $107,944,826 and $106,543,799, respectively)	74,973,816	76,383,155
Total investments (cost of $1,618,026,495 and $1,547,156,748, respectively)	1,560,112,884	1,514,532,703

Cash and cash equivalents (including restricted cash of $0 and $798,108, respectively)	90,282,658	86,625,237
Accrued interest income:
Companies less than 5% owned	21,309,269	18,533,095
Companies 5% to 25% owned	1,126,960	817,984
Companies more than 25% owned	81,032	16,859
Deferred debt issuance costs	4,781,251	3,276,838
Receivable for investments sold	59,006	431,483
Prepaid expenses and other assets	7,456,175	5,188,169
Total assets	1,685,209,235	1,629,422,368

Liabilities
Debt, net of unamortized issuance costs of $7,356,870 and $8,624,072, respectively	764,349,255	725,200,281
Payable for investments purchased	53,040,539	16,474,632
Incentive compensation payable	6,127,983	5,983,135
Interest payable	5,445,306	7,771,537
Payable to the Advisor	1,312,485	800,703
Unrealized depreciation on swaps	—	603,745
Accrued expenses and other liabilities	1,920,132	1,860,209
Total liabilities	832,195,700	758,694,242

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$853,013,535	$870,728,126

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,800,001 and 58,847,256 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	$58,800	$58,847
Paid-in capital in excess of par	1,038,172,843	1,038,855,948
Accumulated net investment income	10,937,797	4,443,768
Accumulated net realized losses	(138,209,470)	(139,390,703)
Accumulated net unrealized depreciation	(57,946,435)	(33,239,734)
Net assets applicable to common shareholders	$853,013,535	$870,728,126

Net assets per share	$14.51	$14.80

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	8.81%	11.19%	6/1/2020	$22,500,000	$22,260,691	$22,279,503	1.35%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.0% Exit Fee)	LIBOR (Q)	1.37%	8.13%	10.50%	12/31/2019	$22,775,057	22,563,672	22,775,057	1.38%	H/L/N
								44,824,363	45,054,560	2.73%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	9.50%	12/14/2021	$13,361,703	13,205,321	13,552,107	0.82%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	9.50%	2/28/2022	$7,891,804	7,795,032	8,116,720	0.49%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	9.50%	7/31/2022	$3,288,984	3,247,375	3,382,720	0.20%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	9.50%	9/30/2022	$5,037,745	4,965,350	5,181,320	0.31%	N
Mesa Airlines, Inc.	Engine Acquisition Term loan C-3	LIBOR (M)	—	7.25%	9.50%	2/28/2023	$1,397,218	1,375,000	1,462,328	0.09%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR (Q)	—	7.50%	9.84%	2/1/2022	$1,080,614	1,070,374	1,072,564	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR (Q)	—	7.50%	9.84%	2/1/2022	$1,297,062	1,284,771	1,287,399	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR (Q)	—	7.50%	9.84%	2/1/2022	$1,486,622	1,472,534	1,475,547	0.09%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR (Q)	—	7.50%	9.84%	2/1/2022	$1,029,097	1,019,345	1,021,430	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR (Q)	—	7.50%	9.84%	5/1/2022	$1,069,288	1,059,064	1,061,322	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR (Q)	—	7.50%	9.84%	5/1/2022	$1,122,664	1,111,930	1,114,300	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR (Q)	—	7.50%	9.84%	5/1/2022	$1,737,178	1,720,569	1,724,236	0.10%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR (Q)	—	7.50%	9.84%	8/1/2022	$707,858	701,068	702,584	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR (Q)	—	7.50%	9.84%	8/1/2022	$669,445	663,023	664,457	0.04%	N
								40,690,756	41,819,034	2.51%
Amusement and Recreation
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.75%	7.91%	6/15/2024	$—	(15,857)	—	—	K/N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.75%	7.91%	6/15/2024	$122,222	119,040	118,972	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	7.91%	6/15/2024	$1,500,000	1,470,816	1,470,750	0.09%	N
Machine Zone, Inc.	First Lien Term Loan	LIBOR (M)	—	13.50%	15.61%	2/1/2021	$5,462,818	5,394,897	5,378,690	0.33%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	10.89%	11/3/2020	$23,890,041	23,630,028	24,337,980	1.47%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	10.89%	11/3/2020	$856,164	847,516	856,165	0.05%	N
								31,446,440	32,162,557	1.95%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.50%	9.74%	7/25/2021	$2,527,258	2,467,928	2,543,685	0.15%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.74%	7/25/2021	$13,977,627	13,851,306	14,068,481	0.85%	N
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	6.25%	8.63%	5/22/2023	$481,249	472,104	472,106	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR (Q)	—	6.25%	8.63%	5/22/2023	$16,260,216	15,949,878	15,951,272	0.97%	N
								32,741,216	33,035,544	2.00%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Business Support Services
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (M)	1.00%	9.25%	11.49%	6/30/2023	$31,000,000	$30,663,535	$31,000,000	1.88%	N

Chemicals
Green Biologics, Inc.	Convertible Note	Fixed	—	10.00% PIK	10.00%	6/30/2019	$10,500,000	10,476,512	1,382,199	0.08%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10.00% PIK	10.00%	12/31/2020	$5,112,612	5,084,395	878,868	0.05%	L/N
Green Biologics, Inc.	Super Secured Term Loan (100.0% Exit Fee)	Fixed	—	10.00% PIK	10.00%	6/30/2019	$1,570,362	1,570,362	1,875,936	0.11%	L/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	12.19%	4/1/2019	$5,773,290	5,688,380	5,787,723	0.35%	L/N
								22,819,649	9,924,726	0.59%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.25%	7.63%	10.00%	12/11/2021	$189,675	185,487	189,675	0.01%	B/N
Globecomm Systems, Inc.	First Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.88%	12/11/2021	$7,620,234	7,620,234	7,620,236	0.46%	B/N
Globecomm Systems, Inc.	Second Tranche Term Loan	LIBOR (Q)	1.25%	8.00%	10.38%	12/11/2021	$2,587,800	2,587,800	2,587,800	0.16%	B/N
Globecomm Systems, Inc.	Third Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$1,370,538	1,370,538	1,029,343	0.06%	B/N
Globecomm Systems, Inc.	Fourth Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$2,477,512	2,477,512	—	—	B/N
Globecomm Systems, Inc.	Incremental First Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.88%	12/11/2021	$244,778	244,778	244,778	0.01%	B/N
								14,486,349	11,671,832	0.70%
Computer Systems Design and Related Services
Fidelis Acquisitionco, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00% PIK	10.38%	12/31/2022	$25,904,525	25,904,525	22,474,766	1.36%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan C	LIBOR (Q)	—	10.00% PIK	12.38%	12/31/2022	$22,693,688	22,693,688	19,441,682	1.18%	N
								48,598,213	41,916,448	2.54%
Construction
Brannan Sand Gravel Company, LLC	First Lien Term Loan	LIBOR (S)	—	5.25%	7.69%	7/3/2023	$9,524,112	9,386,696	9,571,732	0.58%	N

Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.00%	11.16%	12/21/2021	$22,432,442	22,147,723	22,536,325	1.37%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,445,355	29,099,714	1.76%	E/G/H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.34%	7/20/2022	$2,875,801	2,801,748	2,818,301	0.17%	N
								52,394,826	54,454,340	3.30%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.25%	8.64%	12/20/2021	$5,751,869	5,751,869	5,782,642	0.35%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	8.64%	12/20/2021	$14,315,246	14,217,463	14,391,833	0.87%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.25%	8.64%	12/20/2021	$—	(4,391)	—	—%	K/N
Pacific Union Financial, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.60%	4/21/2022	$24,895,833	24,712,707	23,372,208	1.42%	N
								44,677,648	43,546,683	2.64%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	8.85%	9/20/2022	$22,647,306	$22,265,837	$22,873,779	1.39%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50%	8.85%	9/20/2022	$—	(24,022)	—	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.15%	12/7/2022	$32,792,848	32,224,308	32,497,713	1.97%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.15%	12/7/2022	$—	(36,994)	(19,864)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.24%	10/31/2025	$11,988,526	11,953,930	11,981,034	0.73%	G
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (S)	—	5.50% Cash+2.50% PIK	10.50%	6/1/2021	$50,511,351	49,914,262	51,183,152	3.10%	L/N
Donuts Inc.	First Lien Revolver	LIBOR (Q)	1.00%	6.25%	8.58%	9/17/2023	$373,849	343,037	362,635	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	8.58%	9/17/2023	$10,965,517	10,638,628	10,636,552	0.64%	N
Intralinks, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.25%	11/14/2025	$2,635,569	2,611,372	2,677,303	0.16%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.08%	5/1/2022	$11,444,945	11,318,672	11,467,835	0.69%	N
Pulse Secure, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	9.08%	5/1/2022	$—	(14,478)	—	—	K/N
SnapLogic, Inc.	First Lien Term Loan	LIBOR (Q)	—	7.81% Cash+2.00% PIK	12.19%	3/1/2022	$21,196,755	20,858,494	21,249,746	1.29%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.49%	5/5/2025	$5,625,000	5,571,802	5,545,913	0.34%
Web.com Group Inc.	Second Lien Term Loan	LIBOR (Q)	—	7.75%	9.88%	10/15/2026	$24,980,112	24,792,761	25,198,688	1.53%	J
								192,417,609	195,654,486	11.86%
Diversified Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%Cash+2.00% PIK	15.88%	7/16/2020	$15,821,243	15,825,865	15,821,243	0.96%	H/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	12.08%	1/31/2020	$30,996,656	30,822,146	30,638,645	1.86%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.13%	12/31/2019	$37,601,014	37,430,046	37,582,214	2.28%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.13%	12/31/2019	$14,903,731	14,685,602	14,896,279	0.90%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (Q)	1.00%	10.00%	12.34%	11/4/2021	$26,358,696	25,933,533	25,820,978	1.56%	H/N
DealerFX, Inc.	First Lien Term Loan	LIBOR (S)	—	6.25% Cash+2.00% PIK	10.69%	2/1/2023	$15,972,246	15,688,898	16,135,961	0.98%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.39%	9/19/2025	$24,325,623	24,113,831	24,325,623	1.47%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (S)	—	2.80% Cash+8.45% PIK	13.69%	1/26/2022	$21,324,066	20,867,635	20,590,518	1.25%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	8.88%	9/12/2024	$7,851,765	7,695,515	7,694,729	0.47%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50%	8.88%	9/12/2024	$—	(9,729)	(9,815)	—	K/N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.32%	11/13/2022	$14,160,797	13,914,145	13,990,868	0.85%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	10.32%	11/13/2022	$—	(20,027)	(14,569)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.35%	10/3/2022	$20,884,731	20,503,975	20,523,425	1.24%	N
Lithium Technologies, LLC	First Revolver	LIBOR (Q)	1.00%	8.00%	10.35%	10/3/2022	$—	(27,607)	(26,437)	—	K/N
Team Software, Inc.	First Lien Revolver	LIBOR (Q)	—	5.50%	7.88%	9/17/2023	$—	(52,262)	(52,668)	—	K/N
Team Software, Inc.	First Lien Term Loan	LIBOR (Q)	—	5.50%	7.88%	9/17/2023	$13,167,038	12,970,849	12,969,533	0.79%	N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (Q)	—	8.88%	11.25%	9/1/2020	$19,117,528	18,638,975	19,106,517	1.16%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	9.88%	12.19%	6/1/2019	$2,093,398	2,080,236	2,086,908	0.13%	L/N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.25%	9.50%	7/31/2022	$2,726,918	2,678,325	2,725,555	0.17%	N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.50%	7/31/2022	$16,397,517	16,134,619	16,389,318	0.99%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	9.50%	7/31/2022	$—	(21,587)	(703)	—	K/N
								279,852,983	281,194,122	17.06%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Educational Support Services
Edmentum, Inc.	First Lien Term Loan B	Fixed	—	8.50%	8.50%	6/9/2021	$6,142,141	$5,155,348	$6,142,144	0.37%	B/N
Edmentum, Inc.	Junior Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$107,755	107,755	107,760	0.01%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,583,403	7,583,403	7,583,410	0.46%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,303,690	3,303,690	3,303,690	0.20%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$15,534,546	15,264,741	10,874,182	0.66%	B/N
								31,414,937	28,011,186	1.70%
Electronic Component Manufacturing
Adesto Technologies Corporation	First Lien Term Loan	LIBOR (S)	1.00%	8.75%	11.19%	5/8/2022	$17,966,081	16,845,325	17,157,607	1.04%	N
Soraa, Inc.	Tranche A Term Loan (4.33% Exit Fee)	LIBOR (Q)	0.44%	9.33%	11.65%	12/31/2018	$7,570,571	7,566,324	7,593,283	0.46%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (Q)	0.44%	9.33%	11.65%	12/31/2018	$1,603,779	1,603,779	1,575,713	0.10%	N
								26,015,428	26,326,603	1.60%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$28,434,419	28,434,419	28,434,418	1.72%	E/F/N

Financial Investment Activities
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR (Q)	—	8.25%	10.57%	8/15/2026	$27,105,263	26,834,210	27,173,026	1.65%	N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR (Q)	—	9.50%	11.80%	4/12/2025	$38,000,000	38,000,000	38,026,600	2.30%	H/I/N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	8.25%	10.37%	1/31/2026	$—	(127,317)	(135,726)	(0.01)%	K/N
HighTower Holding, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.37%	1/31/2026	$15,080,645	14,689,595	14,748,871	0.89%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.14%	10/16/2025	$4,333,333	4,314,079	4,376,667	0.27%	N
								83,710,567	84,189,438	5.10%
Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.74%	2/14/2021	$29,288,064	29,013,198	30,043,696	1.82%	N

Insurance
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.75%	10.98%	6/8/2023	$8,277,983	8,153,254	8,043,716	0.49%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.49%	12/19/2025	$16,417,578	16,310,823	16,335,490	0.99%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (M)	1.00%	5.50%	7.74%	1/24/2021	$5,682,857	5,638,858	5,671,491	0.34%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (M)	1.00%	5.50%	7.74%	1/24/2021	$—	(12,846)	(3,429)	—	K/N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	7.74%	1/24/2021	$4,234,286	4,201,426	4,225,817	0.26%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.94%	8/29/2019	$20,121,212	19,938,486	20,121,212	1.22%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	16.01%	8/29/2019	$4,350,600	4,312,024	4,350,600	0.26%	N
								58,542,025	58,744,897	3.56%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	9.99%	9/29/2025	$15,000,000	14,897,537	15,131,250	0.92%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	11.90%	3/21/2022	$29,572,309	29,349,777	29,397,833	1.78%	N
								44,247,314	44,529,083	2.70%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (S)	1.00%	10.77%Cash+0.50% PIK	13.76%	6/16/2022	$24,219,476	$23,435,646	$24,025,720	1.46%	N
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.00%	9.31%	5/1/2020	$—	(2,226)	(2,400)	—	K/N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	9.31%	5/1/2020	$39,243,446	39,145,781	39,145,338	2.37%	N
								62,579,201	63,168,658	3.83%
Metal Manufacturing
Neenah Foundry Company	First Lien Term Loan B	LIBOR (Q)	—	6.50%	8.79%	12/13/2022	$5,652,336	5,600,727	5,624,075	0.34%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	10.39%	10/17/2022	$1,532,537	1,532,537	1,532,537	0.09%	B/N

Other Information Services
Discoverorg, LLC	Second Lien Incremental Term Loan	LIBOR (M)	1.00%	8.50%	10.75%	2/26/2024	$3,419,277	3,403,838	3,419,277	0.21%	N
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.75%	2/26/2024	$12,839,252	12,735,631	12,839,252	0.78%	N
Gladson, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	6.50%	8.74%	1/25/2023	$577,225	566,122	573,184	0.03%	N
Gladson, LLC	First Lien Term Loan	LIBOR (M)	1.00%	6.50%	8.74%	1/25/2023	$9,395,937	9,306,971	9,330,166	0.57%	N
								26,012,562	26,161,879	1.59%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$9,777,740	8,096,057	9,777,740	0.59%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,049,146	1,049,146	1,049,146	0.06%	B/N
								14,014,780	15,696,463	0.95%
Other Real Estate Activities
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.20%	4/17/2024	$25,139,542	24,927,717	25,839,678	1.57%	N

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.49%	11/1/2025	$25,846,154	25,637,439	25,922,917	1.57%

Pharmaceuticals
P&L Development, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.34%	5/18/2022	$490,893	490,893	463,305	0.03%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	11.25%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	7.50%	10.06%	9/21/2022	$—	(14,966)	(2,400)	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	7.50%	9.88%	9/21/2022	$11,520,287	11,352,915	11,497,246	0.70%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.04%	6/26/2022	$6,827,354	6,757,138	6,873,098	0.42%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.50%	10.04%	6/26/2022	$264,285	260,008	264,285	0.02%	N
								18,355,095	18,632,229	1.14%
Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.15%	1/23/2023	$11,536,391	11,518,541	11,579,652	0.70%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	11.75%	1/12/2020	$14,000,000	13,932,260	13,976,900	0.85%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.25%	8.65%	10/13/2022	$—	—	64,286	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.25%	8.49%	10/13/2022	$2,857,143	2,815,833	2,900,000	0.18%	N
								16,748,093	16,941,186	1.03%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	0.00%	3/30/2018	$2,210,269	$2,210,269	$—	—	B/C/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$5,169,540	4,886,154	5,169,556	0.31%	B/N
RM OpCo, LLC (Real Mex)	First Out Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$1,422,397	1,411,520	1,422,397	0.09%	B/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	0.00%	3/30/2018	$10,398,622	10,398,622	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	0.00%	3/30/2018	$3,468,374	3,452,951	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	0.00%	3/30/2018	$7,568,193	7,568,193	101,035	0.01%	B/C/N
RM OpCo, LLC (Real Mex)	Super Priority Debtor-in-Possession Term Loan	Fixed	—	8.50%	8.50%	12/15/2018	$720,500	712,034	720,500	0.04%	B/N
								30,639,743	7,413,488	0.45%
Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.92%	9/12/2022	$11,149,443	10,917,823	11,149,443	0.68%	N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00%	12.00%	10/1/2022	$1,455,270	1,420,798	1,102,367	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00%	12.00%	10/1/2022	$3,713,440	3,628,201	2,812,931	0.17%	E/G/H/N
								5,048,999	3,915,298	0.24%
Scientific Research and Development Services
Envigo Holdings, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (Q)	—	5.75%	10.14%	4/29/2020	$1,857,267	1,729,512	1,792,262	0.11%	H/N
Envigo Holdings, Inc. (United Kingdom)	Second Lien Term Loan	LIBOR (Q)	—	7.75%	10.14%	4/29/2020	$4,189,589	2,787,441	3,938,213	0.24%	H/N
Envigo Holdings, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	10.84%	11/3/2021	$34,581,810	34,132,487	34,733,105	2.10%	G/H/N
								38,649,440	40,463,580	2.45%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.14%	6/1/2025	$7,611,914	7,543,092	7,611,914	0.46%	G

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,773,808	0.11%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	8.50%	10.88%	8/1/2020	$6,167,814	6,109,125	6,037,057	0.37%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	11.44%	13.81%	8/1/2020	$3,338,282	3,144,704	3,341,620	0.20%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	LIBOR (Q)	—	8.00% PIK	10.34%	5/26/2020	$14,709,305	14,709,305	14,709,305	0.89%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0.00%	5/26/2020	$8,115,517	8,115,517	1,983,838	0.12%	C/F/H/N
								33,852,458	27,845,628	1.69%
Wholesalers
FreePoint Commodities, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.40%	6/13/2023	$15,000,000	14,850,794	14,863,500	0.90%	N

Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	10.09%	10/25/2022	$17,777,518	17,409,068	17,516,188	1.06%	N
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.39%	5/15/2023	$809,735	790,855	793,538	0.05%	N
								18,199,923	18,309,726	1.11%

Total Debt Investments								1,515,398,761	1,476,321,274	89.45%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	$185,450	$162,788	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	9/18/2025	1,327,869	212,360	205,289	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	8/15/2027	1,049,996	276,492	479,638	0.03%	C/E/H/N
				674,302	847,715	0.05%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	2,617,734	2,921,471	0.18%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	2,704,898	2,992,769	0.18%	E/F/N
Epic Aero, Inc (One Sky)	Warrants to Purchase Common Stock	12/4/2018	1,843	855,313	4,773,297	0.29%	C/E/N
				6,177,945	10,687,537	0.65%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	60,908	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	2,151,721	0.13%	C/E/N
				556,370	2,212,629	0.13%
Chemicals
Green Biologics, Inc.	Preferred Stock		75,149	—	—	—	C/E/N
Green Biologics, Inc.	Warrants to Purchase Stock	10/1/2021	909,300	272,807	—	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	820,720	0.05%	C/E/N
				878,073	820,720	0.05%
Communications Equipment Manufacturing
HCT Acquisition, LLC (Globecomm)	Membership Units		8	531,576	—	—	B/C/N

Computer Systems Design and Related Services
Fidelis Topco LP	Warrants to Purchase Series A Preferred Unites	7/20/2028	21,888,917	—	1,637,291	0.10%	C/E/N
Fidelis Topco LP	Warrants to Purchase Series B Preferred Unites	7/20/2028	24,972,917	—	1,867,974	0.11%	C/E/N
				—	3,505,265	0.21%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,418,746	0.09%	C/E/F/N
Domo, Inc.	Warrants to Purchase Common Stock	12/30/2027	33,993	264,624	129,313	0.01%	C/E/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,260,000	169,402	437,472	0.03%	C/E/N
				27,145,074	1,985,531	0.13%
Diversified Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	437,482	0.03%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	589,077	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	88,488	0.01%	C/E/N
				982,949	1,115,047	0.08%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	—	—	—	B/C/E/N
				680,226	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Electronic Component Manufacturing
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	$846,724	$272,700	0.02%	C/E/N
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	226,396	0.01%	C/E/N
				1,325,623	499,096	0.03%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		12,649,416	12,649,416	20,739,461	1.26%	E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		8,778,033	8,778,033	9,447,794	0.57%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		12,248,965	12,248,965	13,348,922	0.81%	E/I/N
				21,026,998	22,796,716	1.38%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	236,289	0.01%	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,546,895	0.40%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	363,063	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	366,665	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,159,624	0.07%	B/C/N
				3,166,925	8,436,247	0.51%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	4,328,550	0.26%	B/C/E/N
				1,091,200	4,328,550	0.26%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	2,297,140	0.14%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation		24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units		13,161,000	2,010,777	1,316	—	B/C/E/N
				2,010,777	1,316	—
Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	1,767,051	0.11%	C/D/H

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Scientific Research and Development Services
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	$—	$—	—	C/E/H/N
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/H/N
				—	—	—
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	448,000	76,950	48,877	—	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	207,240	0.01%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,554,187	256,117	0.01%

Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	1,214,035	0.07%	C/D/E/H/N

Total Equity Securities				102,627,734	83,791,610	5.08%

Total Investments				$1,618,026,495	$1,560,112,884

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					88,282,658	5.35%
Wells Fargo Treasury Plus Government Money Market Fund					2,000,000	0.12%
Cash and Cash Equivalents					90,282,658	5.47%

Total Cash and Investments					$1,650,395,542	100.00%	M

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2018

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $457,623,514 and $395,717,322, respectively, for the nine months ended September 30, 2018. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2018 was $1,519,159,609 or 92.0% of total cash and investments of the Company. As of September 30, 2018, approximately 14.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

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

BlackRock TCP Capital Corp.

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

BlackRock TCP Capital Corp.

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

BlackRock TCP Capital Corp.

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

BlackRock TCP Capital Corp.

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

BlackRock TCP Capital Corp.

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

BlackRock TCP Capital Corp.

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

BlackRock TCP Capital Corp.

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

Swaps at December 31, 2017 were as follows:

Receive	Pay	Counter Party	Maturity	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/depreciation
Interest at LIBOR plus 8.68% on USD 7,270,250	Interest at 8.00% on EUR 6,500,000	Wells Fargo Bank, N.A.	5/31/2019	USD 7,270,250/ EUR 6,500,000	$(603,745)	$—	$(603,745)

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income:
Companies less than 5% owned	$44,534,087	$38,318,839	$127,316,161	$113,121,497
Companies 5% to 25% owned	604,116	918,345	1,737,510	2,713,699
Companies more than 25% owned	918,146	9,830	2,747,763	1,137,955
PIK income:
Companies less than 5% owned	1,968,566	801,806	5,462,468	3,895,424
Companies 5% to 25% owned	1,151,270	938,367	3,576,948	2,651,854
Companies more than 25% owned	170,938	1,353,910	649,680	3,582,861
Dividend income:
Companies less than 5% owned	—	—	—	16,627
Companies more than 25% owned	59,006	—	105,287	—
Lease income:
Companies more than 25% owned	74,457	74,457	223,370	223,370
Other income:
Companies less than 5% owned	—	841,895	—	1,424,831
Companies 5% to 25% owned	—	31,486	297,356	94,458
Total investment income	49,480,586	43,288,935	142,116,543	128,862,576

Operating expenses
Interest and other debt expenses	10,071,574	8,213,045	29,817,623	23,863,700
Management and advisory fees	6,265,432	5,611,249	18,149,243	15,624,277
Incentive fee	6,127,983	N/A	17,505,818	N/A
Administrative expenses	599,559	597,232	1,794,023	1,730,638
Legal fees, professional fees and due diligence expenses	625,181	288,180	1,639,293	1,127,387
Director fees	212,135	114,098	545,718	422,108
Insurance expense	123,109	111,585	338,027	327,725
Custody fees	95,692	85,035	278,795	244,427
Other operating expenses	847,988	700,780	2,024,732	2,036,376
Total operating expenses	24,968,653	15,721,204	72,093,272	45,376,638

Net investment income	24,511,933	27,567,731	70,023,271	83,485,938

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	1,106,469	(4,663,896)	1,181,233	(11,540,457)
Net realized gain (loss)	1,106,469	(4,663,896)	1,181,233	(11,540,457)

Change in net unrealized appreciation/depreciation	(10,427,026)	(2,772,338)	(24,706,701)	(967,257)
Net realized and unrealized loss	(9,320,557)	(7,436,234)	(23,525,468)	(12,507,714)

Net increase in net assets from operations	15,191,376	20,131,497	46,497,803	70,978,224

Distributions of incentive allocation to the General Partner from:
Net investment income	N/A	(5,513,546)	N/A	(16,697,188)

Net increase in net assets applicable to common shareholders resulting from operations	$15,191,376	$14,617,951	$46,497,803	$54,281,036

Basic and diluted earnings per common share	$0.26	$0.25	$0.79	$0.96

Basic and diluted weighted average common shares outstanding	58,806,049	58,792,204	58,824,514	56,390,954

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Income	Accumulated Net Realized Losses	Accumulated Net Unrealized Depreciation	Total Net Assets
	Shares	Par Amount

Balance at December 31, 2016	53,041,900	$53,042	$944,426,650	$12,533,289	$(134,960,267)	$(31,116,723)	$790,935,991

Issuance of common stock in public offering, net	5,750,000	5,750	93,591,750	—	—	—	93,597,500
Issuance of common stock from at-the-market offerings, net	54,713	55	863,343	—	—	—	863,398
Issuance of common stock from dividend reinvestment plan	643	—	10,585	—	—	—	10,585
Net investment income	—	—	—	113,401,620	—	—	113,401,620
Net realized and unrealized loss	—	—	—	—	(20,667,272)	(2,123,011)	(22,790,283)
General Partner incentive allocation	—	—	—	(22,680,323)	—	—	(22,680,323)
Regular dividends paid to common shareholders	—	—	—	(82,610,362)	—	—	(82,610,362)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(36,380)	(16,200,456)	16,236,836	—	—
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$4,443,768	$(139,390,703)	$(33,239,734)	$870,728,126

Issuance of common stock from dividend reinvestment plan	563	—	8,029	—	—	—	8,029
Repurchase of common stock	(47,818)	(47)	(691,134)	—	—	—	(691,181)
Net investment income	—	—	—	70,023,271	—	—	70,023,271
Net realized and unrealized gain (loss)	—	—	—	—	1,181,233	(24,706,701)	(23,525,468)
Regular dividends paid to common shareholders	—	—	—	(63,529,242)	—	—	(63,529,242)
Balance at September 30, 2018	58,800,001	$58,800	$1,038,172,843	$10,937,797	$(138,209,470)	$(57,946,435)	$853,013,535

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$46,497,803	$54,281,036
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain)/loss	(1,181,233)	11,540,457
Change in net unrealized appreciation/depreciation of investments	24,685,820	973,415
Net amortization of investment discounts and premiums	(7,782,322)	(10,569,705)
Amortization of original issue discount on convertible debt	881,772	763,012
Interest and dividend income paid in kind	(9,689,096)	(10,130,140)
Amortization of deferred debt issuance costs	2,956,637	2,646,451
Changes in assets and liabilities:
Purchases of investment securities	(447,934,418)	(642,264,119)
Proceeds from sales, maturities and pay downs of investments	395,717,322	434,061,754
Increase in accrued interest income - companies less than 5% owned	(2,776,174)	(1,809,544)
Increase in accrued interest income - companies 5% to 25% owned	(308,976)	(1,284,273)
Decrease (increase) in accrued interest income - companies more than 25% owned	(64,173)	13,845
Decrease (increase) in receivable for investments sold	372,477	(13,414,257)
Increase in prepaid expenses and other assets	(2,268,006)	(2,978,344)
Increase in payable for investments purchased	36,565,907	73,196,164
Increase in incentive compensation payable	144,848	796,712
Decrease in interest payable	(2,326,231)	(487,058)
Increase in payable to the Advisor	511,782	768,459
Increase (decrease) in accrued expenses and other liabilities	59,923	(408,038)
Net cash provided by (used in) operating activities	34,063,662	(104,304,173)

Financing activities
Borrowings	330,953,697	321,000,000
Repayments of debt	(293,953,697)	(352,500,000)
Payments of debt issuance costs	(3,193,847)	(2,652,000)
Regular dividends paid to common shareholders	(63,529,242)	(61,425,414)
Repurchase of common shares	(691,181)	—
Proceeds from issuances of convertible debt	—	124,626,250
Proceeds from shares issued in connection with dividend reinvestment plan	8,029	7,854
Proceeds from common shares sold, net of underwriting and offering costs	—	93,597,500
Net cash provided by (used in) financing activities	(30,406,241)	122,654,190

Net increase in cash and cash equivalents (including restricted cash)	3,657,421	18,350,017
Cash and cash equivalents (including restricted cash) at beginning of period	86,625,237	53,579,868
Cash and cash equivalents (including restricted cash) at end of period	$90,282,658	$71,929,885

Supplemental cash flow information
Interest payments	$27,442,833	$19,746,066
Excise tax payments	$86,106	$528,603
See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

1. Organization and Nature of Operations

BlackRock TCP Capital Corp. (the “Company”) is a Delaware corporation formed on April 2, 2012 as an externally managed, closed-end, non-diversified management investment company. The Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Company invests primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Company may make equity investments directly. The Company was formed through the conversion on April 2, 2012 of the Company’s predecessor, Special Value Continuation Fund, LLC, from a limited liability company to a corporation in a non-taxable transaction, leaving the Company as the surviving entity. On April 3, 2012, the Company completed its initial public offering.

Investment operations are conducted in Special Value Continuation Partners LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “Operating Company”), or in one of the Operating Company’s wholly owned subsidiaries, TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), and TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”). The Operating Company was organized as a limited liability partnership and had elected to be treated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, the Operating Company withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934, and on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC (in such capacity prior to termination, the “General Partner”), and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, the Operating Company, TCPC Funding and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. TCPC Funding and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. The Operating Company was treated as a partnership for U.S. federal income tax purposes through August 1, 2018 and upon its conversion to a limited liability company on August 2, 2018 and thereafter is and will be treated as a disregarded entity.

Series H of SVOF/MM, LLC serves as the administrator of both the Company and the Operating Company (the “Administrator”). Tennenbaum Capital Partners, LLC (the “Advisor”) serves as the investment manager to the Company, TCPC Funding, and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc., with the Advisor as the surviving entity.

Company management consists of the Advisor and the Company’s board of directors. The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the board of directors, which sets the broad policies of the Company. The board of directors of the Company has delegated investment management of the Operating Company’s assets to the Advisor. The board of directors consists of eight persons, six of whom are independent.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Company has consolidated the results of its wholly owned subsidiaries in its consolidated financial statements in accordance with ASC Topic 946. The following is a summary of the significant accounting policies of the Company.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

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

At September 30, 2018, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$1,767,051
2	Other direct and indirect observable market inputs *	102,971,368	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,262,713,938	110,635,968	80,263,468
3	Advisor valuations with significant unobservable inputs	—	—	1,761,091
		$1,365,685,306	$110,635,968	$83,791,610
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2018 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.)
Bank Debt	$1,043,775,765	Income approach	Discount rate	7.3% - 31.5% (12.5%)
	158,460,126	Market quotations	Indicative bid/ask quotes	1 - 3 (1)
	24,173,885	Market comparable companies	Revenue multiples	0.3x - 2.9x (2.0x)
	36,304,162	Market comparable companies	EBITDA multiples	0.9x - 10.5x (7.6x)
Other Corporate Debt	38,026,600	Income approach	Discount rate	12.8% (12.8%)
	33,015,012	Market quotations	Indicative bid/ask quotes	1 (1)
	28,434,418	Market comparable companies	Book value multiples	1.4x (1.4x)
	1,382,199	Market comparable companies	Revenue multiples	2.6x (2.6x)
	9,777,739	Market comparable companies	EBITDA multiples	9.4x (9.4x)
Equity	7,062,810	Income approach	Discount rate	4.5% - 17.0% (6.5%)
	23,349,409	Market quotations	Indicative bid/ask quotes	1 (1)
	13,158,918	Option Pricing Model	EBITDA/Revenue multiples	1.6x - 10.5x (6.4x)
			Implied volatility	30.0% - 125.0% (49.7%)
			Yield	0.0% (0.0%)
			Term	0.4 years - 3.5 years (2.1 years)
	1,480,970	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.1x)
	14,175,736	Market comparable companies	EBITDA multiples	0.9x - 10.5x (8.2x)
	22,796,716	Other *	N/A	N/A
$1,455,374,465
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

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,313,883,048	$114,727,490	$77,048,806
Net realized and unrealized gains (losses)	(12,399,759)	(2,632,446)	5,218,251
Acquisitions *	144,664,104	(4,115,432)	3,704,001
Dispositions	(197,230,787)	2,656,356	(5,707,590)
Transfers into Level 3 †	13,797,332	—	—
Ending balance	$1,262,713,938	$110,635,968	$80,263,468

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(10,826,186)	$(2,632,447)	$4,967,192
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred from Level 2 due to reduced trading volumes

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,731,295
Net realized and unrealized gains (losses)	—	—	29,796
Ending balance	$—	$—	$1,761,091

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$29,796

There were no transfers between Level 1 and 2 during the three months ended September 30, 2018.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,239,746,177	$78,011,815	$66,977,237
Net realized and unrealized gains (losses)	(21,042,870)	(2,746,039)	4,317,752
Acquisitions *	372,824,279	37,741,071	21,100,155
Dispositions	(346,675,061)	(2,370,879)	(12,131,676)
Transfers into Level 3 †	54,723,486	—	—
Transfers out of Level 3 ‡	(36,862,073)	—	—
Ending balance	$1,262,713,938	$110,635,968	$80,263,468

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(18,173,326)	$(4,841,557)	$4,156,499
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of five investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of four investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$116,662	$—	$1,730,941
Net realized and unrealized gains (losses)	(623)	—	30,150
Acquisitions *	623	—	—
Dispositions	(116,662)	—	—
Ending balance	$—	$—	$1,761,091

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$30,150
______________

*	Includes payments received in kind and accretion of original issue and market discounts

There were no transfers between Level 1 and 2 during the nine months ended September 30, 2018.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at September 30, 2018. Restricted cash at December 31, 2017 was comprised of amounts held as collateral against an outstanding cross-currency interest rate swap.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.2% and 0.6% of total investments at September 30, 2018 and December 31, 2017, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2018 and December 31, 2017 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Operating Company may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations. As of September 30, 2018 and December 31, 2017, $0.0 million and $0.8 million, respectively, of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the nine months ended September 30, 2018, the Company exited its cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the nine months ended September 30, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Income Taxes
The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Operating Company, TCPC Funding and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, the Operating Company, TCPC Funding and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.
Cost and unrealized appreciation and depreciation of investments (including derivatives) for U.S. federal income tax purposes at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Unrealized appreciation	$50,509,424	$40,379,148
Unrealized depreciation	(108,423,034)	(73,606,938)
Net unrealized depreciation	$(57,913,610)	$(33,227,790)

Cost	$1,618,026,495	$1,547,156,748

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

2. Summary of Significant Accounting Policies — (continued)

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements and related disclosures.

On August 17, 2018, the U.S. Securities and Exchange Commission issued a final rule that reduces or eliminates certain disclosure requirements under Regulation S-X, and expands others. Expanded disclosures include new requirements to disclose for interim periods (1) changes in stockholder’s equity and (2) the amount of dividend per share for each class of shares. The final rule is effective for the Company beginning January 1, 2018.

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only paid to the extent the total performance of the Company exceeds a cumulative 8% annual return since January 1, 2013 (the “Total Return Hurdle”). Beginning January 1, 2013, the incentive compensation equals 20% of net investment income and 20% of net realized gains (reduced by any net unrealized losses), subject to the Total Return Hurdle. The incentive compensation is payable quarterly in arrears and is calculated as the amount by which cumulative incentive compensation earned since January 1, 2013 exceeds cumulative incentive compensation paid since January 1, 2013. On January 29, 2018, the Operating Company amended and restated its limited partnership

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

3. Management Fees, Incentive Compensation and Other Expenses — (continued)

agreement (the "LPA"), effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to the General Partner to a fee payable to the Advisor pursuant to the investment management agreements. The amendment has no impact on the amount of the incentive compensation paid or services received. A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2018 and December 31, 2017, no such reserve was accrued.

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

Total leverage outstanding and available at September 30, 2018 was as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%	$50,000,000	$75,000,000	$125,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	107,376,637	—	107,376,637
2022 Convertible Notes ($140 million par)	2022	4.625%	137,833,569	—	137,833,569
2022 Notes ($175 million par)	2022	4.125%	174,495,919	—	174,495,919
TCPC Funding Facility	2022	L+2.00%†	204,000,000	96,000,000	300,000,000
SBA Debentures	2024−2028	2.77%‡	98,000,000	52,000,000	150,000,000
Total leverage			771,706,125	$223,000,000	$994,706,125
Unamortized issuance costs			(7,356,870)
Debt, net of unamortized issuance costs			$764,349,255
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Leverage — (continued)

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

The combined weighted-average interest rates on total leverage outstanding at September 30, 2018 and December 31, 2017 were 4.27% and 4.13%, respectively.

Total expenses related to debt include:

	Nine Months Ended September 30,
	2018		2017
Interest expense	$25,998,374		$20,022,020
Amortization of deferred debt issuance costs	2,956,637	*	2,646,451
Commitment fees	862,612		1,195,229
Total	$29,817,623		$23,863,700

*    Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2018, the estimated fair values of the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $109.5 million, $139.7 million and $171.2 million, respectively. As of December 31, 2017, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $112.5 million, $143.9 million and $172.6 million, respectively. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes and 2022 Notes were determined using market quotations. The estimated fair values of the SVCP 2022 Facility,

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Leverage — (continued)

the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility, TCPC Funding Facility and the SBA Debentures. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At September 30, 2018, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At September 30, 2018, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of September 30, 2018 and December 31, 2017, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	September 30, 2018		December 31, 2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(623,363)	(2,166,431)	(988,939)	(2,594,130)
Carrying value of debt	$107,376,637	$137,833,569	$107,011,061	$137,405,870

For the nine months ended September 30, 2018 and 2017, the components of interest expense for the convertible notes were as follows:

	Nine Months Ended September 30,
	2018		2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$4,252,500	$4,856,250	$4,252,500	$4,874,236
Amortization of original issue discount	365,575	427,700	345,427	408,129
Total interest expense	$4,618,075	$5,283,950	$4,597,927	$5,282,365

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the nine months ended September 30, 2018 and September 30, 2017. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the nine months ended September 30, 2018 and September 30, 2017.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022 (the "2022 Notes"). On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Leverage — (continued)

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

As of September 30, 2018, the components of the carrying value of the 2022 Notes were as follows:

	September 30, 2018	December 31, 2017
Principal amount of debt	$175,000,000	$175,000,000
Original issue discount, net of accretion	(504,081)	(592,578)
Carrying value of debt	$174,495,919	$174,407,422

For the nine months ended September 30, 2018 and September 30, 2017, the components of interest expense for the 2022 Notes were as follows:

	Nine Months Ended September 30,
	2018	2017
Stated interest expense	$5,414,063	$716,146
Amortization of original issue discount	88,497	9,456
Total interest expense	$5,502,560	$725,602

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

Borrowings under the SVCP 2022 Facility generally bear interest at a rate of LIBOR plus 2.25%. In addition to amounts due on outstanding debt, the SVCP 2022 Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP 2022 Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Operating Company fail to satisfy certain financial or other covenants. As of September 30, 2018, the Operating Company was in full compliance with such covenants.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Leverage — (continued)

SBA Debentures

As of September 30, 2018, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2018, the Operating Company had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2018 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
October 20, 2017	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
		$98,000,000	2.77%	*
_____________

*	Weighted-average interest rate on pooled loans

SBA Debentures outstanding as of December 31, 2017 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
		75,000,000	2.57%	*
Non-pooled loans:
October 20, 2017	March 20, 2018	8,000,000	1.79%		0.35%
		$83,000,000
______________

*	Weighted-average interest rate on pooled loans

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

4. Leverage — (continued)

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. On May 31, 2018, the facility was amended to (1) reduce the interest rate to LIBOR plus 2.00% or 2.35%, subject to certain funding requirements, (2) reduce the capacity from $350.0 million to $300.0 million, and (3) extend the maturity date to May 31, 2022, subject to extension by the lender at the request of TCPC Funding. The facility contains an accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2018, TCPC Funding was in full compliance with such covenants.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2018 and December 31, 2017 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2018	December 31, 2017
Alera Group Intermediate Holdings, Inc.	12/30/2021	N/A	$759,546
Alera Group Intermediate Holdings, Inc.	12/30/2022	N/A	375,000
Applause App Quality, Inc.	9/20/2022	$1,509,820	1,509,820
Auto Trakk SPV, LLC	12/21/2021	6,996,308	6,996,308
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	877,777	N/A
Caliber Home Loans, Inc.	6/30/2020	N/A	2,888,889
Datto, Inc.	12/7/2022	2,207,152	2,207,152
Domo, Inc.	2/1/2021	N/A	15,296,963
Dodge Data & Analystics, LLC	5/1/2020	959,933	N/A
Donuts Inc.	9/17/2023	660,634	N/A
Edmentum, Inc.	6/9/2020	5,131,312	1,179,005
Enerwise Global Technologies, Inc.	11/30/2017	N/A	4,000,000
Foursquare Labs, Inc.	6/1/2020	N/A	3,750,000
HighTower Holding, LLC	1/31/2026	6,169,355	N/A
Home Partners of America, Inc.	10/13/2022	2,142,857	N/A
IAS Investco, Inc.	1/24/2021	1,714,286	7,542,857
iCIMS, Inc.	9/12/2024	490,735	N/A
InMobi, Inc.	12/31/2019	N/A	8,299,181
JAMF Holdings, Inc.	11/13/2022	1,214,052	1,214,052
Lithium Technologies, LLC	10/3/2022	1,528,136	1,528,136
Marketo, Inc.	8/16/2021	N/A	1,704,545
Patient Point Network Solutions, LLC	6/26/2022	176,190	440,474
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
RM OpCo, LLC (Real Mex)	3/30/2018	N/A	1,298,304
RSB-160, LLC (Lat20), LLC	7/20/2022	957,533	N/A
Team Software, Inc.	9/17/2023	3,511,210	N/A
TPC Intermediate Holdings, LLC	5/15/2023	188,235	N/A
Tradeshift Holdings, Inc.	9/1/2020	5,352,908	8,411,712
VSS-Southern Holdings, LLC	11/3/2020	N/A	856,164
Videology Tech Technologies, LLC	1/10/2020	N/A	10,673,794
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$46,407,806	$85,551,275

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

6. Related Party Transactions

The Company, the Operating Company, TCPC Funding, the SBIC, the Advisor, the General Partner and their members and affiliates may be considered related parties. From time to time, the Operating Company advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2018 and December 31, 2017, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and the Operating Company and receives reimbursement from the Company. At September 30, 2018 and December 31, 2017, amounts reimbursable to the Advisor totaled $1.3 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2018 and 2017, expenses allocated pursuant to the Administration Agreement totaled $1.8 million and $1.7 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	563	$14.26	*	$8,029
______________

*	Weighted-average price per share

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
				$1.08	$63,529,242

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on November 1, 2018, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2018 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	47,818	$14.45	*	$691,181
______________

*	Weighted-average price per share

There were no share repurchases during the nine months ended September 30, 2017.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net increase in net assets applicable to common shareholders resulting from operations	$46,497,803	$54,281,036
Weighted average shares outstanding	58,824,514	56,390,954
Earnings per share	$0.79	$0.96
9. Subsequent Events

On November 1, 2018, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2018 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

Effective November 7, 2018, the Company's board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of such board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “Asset Coverage Ratio Election”), and, as a result, effective on November 7, 2019 (unless we receive earlier shareholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. The Company also plans to submit the Asset Coverage Ratio Election to the shareholders of the Company for approval at a meeting to be held in 2019. Subject to and at the time of the effectiveness of the Asset Coverage Ratio Election and subject to required approvals, including shareholder approval, the Company will reduce (i) its management fee on total assets (excluding cash and cash equivalents) financed using leverage over 1.0x debt to equity from 1.5% to 1.0%, (ii) its incentive fees on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5%, and (iii) its cumulative total return hurdle from 8% to 7%.

On November 8, 2018, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 31, 2018 to stockholders of record as of the close of business on December 17, 2018.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2018

10. Financial Highlights

	Nine Months Ended September 30,
	2018	2017
Per Common Share
Per share NAV at beginning of period	$14.80	$14.91

Investment operations:
Net investment income (net of incentive fees for periods after January 1, 2018)	1.20	1.48
Net realized and unrealized losses	(0.41)	(0.22)
Incentive allocation reserve and distributions	N/A	(0.30)
Total from investment operations	0.79	0.96

Issuance of common stock	—	0.13
Repurchase of common stock	—	—
Distributions to common shareholders from:
Net investment income	(1.08)	(1.08)
Per share NAV at end of period	$14.51	$14.92

Per share market price at end of period	$14.23	$16.49

Total return based on market value (1), (2)	(0.2)%	4.0%
Total return based on net asset value (1), (3)	5.3%	7.3%

Shares outstanding at end of period	58,800,001	58,792,364

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

 September 30, 2018

10. Financial Highlights — (continued)

	Nine Months Ended September 30,
	2018	2017
Ratios to average common equity: (4)
Net investment income (5)	11.4%	11.1%
Expenses excluding incentive compensation	8.4%	7.1%
Expenses including incentive compensation (6)	10.4%	9.1%

Ending common shareholder equity	$853,013,535	$877,396,967
Portfolio turnover rate	25.1%	31.1%
Weighted-average leverage outstanding	$751,842,574	$599,740,024
Weighted-average interest rate on leverage	4.6%	4.5%
Weighted-average number of common shares	58,824,514	56,390,954
Average leverage per share	$12.78	$10.64

______________

(1)	Not annualized

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

(6)	Includes incentive compensation and all Company expenses

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2018

Security	Dividends or Interest (2)	Fair Value at December 31, 2017	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2018
36th Street Capital Partners Holdings, LLC, Membership Units	$105,288	$12,576,276	$—	$4,459,018	$3,704,167	$—	$20,739,461
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	2,682,792	30,827,391	—	—	—	(2,392,973)	28,434,418
AGY Holding Corp., Common Stock	—	—	—	—	—	—	—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	785,793	9,268,000	—	—	509,739	—	9,777,739
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 5/18/20	95,472	1,049,147	—	—	—	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 5/18/20	443,131	4,869,577	—	—	—	—	4,869,577
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	—	—	—	1,418,746
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	67,645	666,667	—	—	1,107,141	—	1,773,808
Conergy Asia Holdings Limited, Class B Shares	—	1,027,700	—	(1,027,600)	—	(100)	—
Conergy Asia Holdings Limited, Ordinary Shares	—	193,847	—	(193,847)	—	—	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	—	—	—	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,244,083	10,377,830	—	(728,426)	1,224,778	—	10,874,182
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	207,104	3,099,573	—	—	204,117	—	3,303,690
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	78	—	(78)	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	125,363	2,189,584	—	2	2,694,993	(4,776,819)	107,760
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	55,022	—	—	986,793	5,155,352	—	6,142,144
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	584,965	—	—	8	7,583,403	—	7,583,410
EPMC HoldCo, LLC, Membership Units	—	210,035	—	26,254	—	—	236,289
Globecomm Systems, Inc., Senior Secured 1st Lien Incremental Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/21	10,751	175,824	—	(32)	13,883	—	189,675
Globecomm Systems, Inc., Senior Secured 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	423,656	7,200,000	—	—	420,236	—	7,620,236
Globecomm Systems, Inc., Senior Secured 2nd Tranche Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 12/11/21	189,220	2,400,000	—	—	187,800	—	2,587,800
Globecomm Systems, Inc., Senior Secured 3rd Tranche Term Loan, 12.5% PIK, due 12/11/21	122,913	1,248,000	—	(341,196)	122,538	—	1,029,343
Globecomm Systems, Inc., Senior Secured 4th Tranche Term Loan, 12.5% PIK, due 12/11/21	222,190	2,256,000	—	(2,477,509)	221,510	—	—
Globecomm Systems, Inc., Senior Secured Incremental 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	5,795	—	—	—	244,778	—	244,778
HCT Acquisition, LLC (Globecomm), Membership Units	—	531,575	—	(531,575)	—	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	157,464	1,900,733	—	—	—	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	3,458,749	—	(1,161,609)	—	—	2,297,140
KAGY Holding Company, Inc., Series A Preferred Stock	—	11,034,519	—	(6,705,836)	—	(133)	4,328,550
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, LIBOR + 8% PIK, due 5/26/20	647,005	16,233,431	—	—	(290,793)	(1,233,333)	14,709,304
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	7,048,850	—	(6,131,679)	1,066,667	—	1,983,838
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
NEG Holdings, LLC (CORE Entertainment, Inc.), Senior Secured 1st Lien Term Loan, LIBOR + 8% PIK, 1% LIBOR Floor, due 10/17/22	77,404	1,584,734	—	—	77,327	(129,524)	1,532,537
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	4,345,010	—	2,201,885	—	—	6,546,895
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	111,875	—	251,188	—	—	363,063
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	112,985	—	253,680	—	—	366,665
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	1,201,138	—	(41,514)	—	—	1,159,624
RM Holdco, LLC (Real Mex), Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC (Real Mex), Membership Units	31,486	—	—	1,316	—	—	1,316
RM OpCo, LLC (Real Mex), Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	77,143	862,509	—	(955,150)	92,641	—	—
RM OpCo, LLC (Real Mex), Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	264,147	7,250,973	—	(7,467,158)	317,220	—	101,035

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Affiliates(1) (Unaudited) (Continued)

Nine Months Ended September 30, 2018

Security	Dividends or Interest (2)	Fair Value at December 31, 2017	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2018
RM OpCo, LLC (Real Mex), Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/30/18	$267,891	$4,899,257	$—	$—	$270,299	$—	$5,169,556
RM OpCo, LLC (Real Mex), Senior Secured 1st Out Term Loan Tranche A, 7%, due 3/30/18	90,368	—	—	(28,072)	1,450,469	—	1,422,397
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	—	—	—	10	—	(10)	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	121,054	1,353,457	—	(1,498,830)	145,373	—	—
RM OpCo, LLC (Real Mex), Senior Secured Super Priority Debtor-in-Possession Term Loan, 8.5%, due 12/15/18	9,396	—	—	8,466	712,034	—	720,500
United N659UA-767, LLC (Aircraft Trust Holding Company)	119,856	3,161,798	—	31,054	—	(271,381)	2,921,471
United N661UA-767, LLC (Aircraft Trust Holding Company)	103,514	3,228,449	—	52,043	—	(287,723)	2,992,769
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

BlackRock TCP Capital Corp.

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

(2)	Also includes fee and lease income as applicable

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2018

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Fidelis Topco LP, Warrants to Purchase Series A Preferred Units	7/20/18
Fidelis Topco LP, Warrants to Purchase Series B Preferred Units	7/20/18
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Preferred Shares	5/14/18
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (Envigo), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (Envigo), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock TCP Capital Corp. (the “Holding Company”), formerly known as TCP Capital Corp. For simplicity, this report uses the terms “Company,” “we,” “us” and “our” to include the Holding Company and, where appropriate in the context, Special Value Continuation Partners LLC (the “Operating Company”), on a consolidated basis. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

Overview

The Holding Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Holding Company was formed through the conversion of a pre-existing closed-end investment company. The Holding Company elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Investment operations are conducted either in Special Value Continuation Partners LLC, a Delaware limited liability company and wholly-owned subsidiary of the Holding Company (the “Operating Company”), or in one of the Operating Company’s wholly-owned subsidiaries, TCPC Funding I, LLC (“TCPC Funding”) and TCPC SBIC, LP (the “SBIC”). The Operating Company was organized as a limited partnership and had elected to be treated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018 the Operating Company withdrew its election to be treated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC (in such capacity prior to termination, the “General Partner”), and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Holding Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, the Operating Company, TCPC Funding, and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Holding Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Holding Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. TCPC Funding and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. The Operating Company was treated as a partnership for U.S. federal income tax purposes through August 1, 2018 and upon its conversion to a limited liability company on August 2, 2018, and thereafter is and will be treated as a disregarded entity.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2018, 85.1% of our total assets were invested in qualifying assets.

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

As of September 30, 2018, 0.1% of our investments were categorized as Level 1, 6.6% were categorized as Level 2, 93.2% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2018, we invested approximately $163.7 million, comprised of new investments in seven new and five existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.7% were in senior secured debt comprised of senior secured loans ($159.6 million, or 97.4% of total acquisitions) and senior secured notes ($0.4 million, or 0.3% of total acquisitions). The remaining $3.7 million (2.3% of total acquisitions) were comprised primarily of $3.7 million in equity interests in a portfolio of lease assets. Additionally, we received approximately $211.5 million in proceeds from sales or repayments of investments during the three months ended September 30, 2018.

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

During the nine months ended September 30, 2018, we invested approximately $457.6 million, comprised of new investments in 19 new and 15 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.2% were in senior secured debt comprised of senior secured loans ($396.4 million, or 86.6% of total acquisitions) and senior secured notes ($39.3 million, or 8.6% of total acquisitions). The remaining $21.9 million (4.8% of total acquisitions) were comprised primarily of $16.3 million in equity interests in a portfolio of debt assets, $3.7 million in equity interests in a portfolio of lease assets, as well as $1.9 million in one warrant position and one common stock position received in connection with debt investments. Additionally, we received approximately $395.7 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2018.

During the nine months ended September 30, 2017, we invested approximately $652.4 million, comprised of new investments in 22 new and 17 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.2% were in senior secured debt comprised of senior secured loans ($613.5 million, or 94.0% of total acquisitions) and senior secured notes ($20.8 million, or 3.2% of total acquisitions). The remaining $18.1 million (2.8% of total acquisitions) were comprised of equity investments, including $13.9 million in equity interests in two portfolios of debt and lease assets, and warrants received in connection with five debt investments. Additionally, we received approximately $434.1 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2017.

At September 30, 2018, our investment portfolio of $1,560.1 million (at fair value) consisted of 95 portfolio companies and was invested 94.6% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.6% in senior secured loans, 5.2% in senior secured notes, 2.8% in junior notes and 5.4% in equity investments. Our average portfolio company investment at fair value was approximately $16.4 million. Our largest portfolio company investment by value was approximately 3.4% of our portfolio and our five largest portfolio company investments by value comprised approximately 15.4% of our portfolio at September 30, 2018.
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

The industry composition of our portfolio at fair value at September 30, 2018 was as follows:

Industry	Percent of Total Investments
Diversified Software	18.1%
Data Processing and Hosting Services	12.7%
Financial Investment Activities	7.0%
Management, Scientific, and Technical Consulting Services	4.0%
Insurance	3.8%
Air Transportation	3.4%
Credit (Nondepository)	3.3%
Equipment Leasing	3.2%
Advertising, Public Relations and Marketing	2.9%
Computer Systems Design and Related Services	2.9%
Lessors of Nonfinancial Licenses	2.8%
Credit Related Activities	2.8%
Scientific Research and Development Services	2.5%
Business Support Services	2.1%
Building Equipment Contractors	2.1%
Amusement and Recreation	2.1%
Health Care	1.9%
Utility System Construction	1.8%
Educational Support Services	1.8%
Electronic Component Manufacturing	1.7%
Other Information Services	1.7%
Other Real Estate Activities	1.7%
Other Telecommunications	1.7%
Other Manufacturing	1.3%
Wired Telecommunications Carriers	1.2%
Publishing	1.2%
Real Estate Leasing	1.1%
Wholesalers	1.0%
Other	6.2%
Total	100.0%

The weighted average effective yield of our debt portfolio was 11.7% at September 30, 2018 and 11.0% at December 31, 2017. The weighted average effective yield of our total portfolio was 11.3% at September 30, 2018 and 10.5% at December 31, 2017. At September 30, 2018, 91.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 8.2% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 66.5% at September 30, 2018. At December 31, 2017, 89.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 10.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 82.7% at December 31, 2017.

Results of operations

Investment income

Investment income totaled $49.5 million and $43.3 million, respectively, for the three months ended September 30, 2018 and 2017, of which $49.3 million and $42.3 million were attributable to interest and fees on our debt investments, $0.1 million and $0.0 million to dividend income, $0.1 million and $0.1 million to lease income and $0.0 million and $0.9 million to other income, respectively. Included in interest and fees on our debt investments were $3.4 million and $1.8 million of non-recurring income related to prepayments for the three months ended September 30, 2018 and 2017, respectively. The increase in investment income in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 reflects an increase in interest income due to the larger portfolio size and the higher LIBOR as well as the increase in prepayment income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Investment income totaled $142.1 million and $128.9 million, respectively, for the nine months ended September 30, 2018 and 2017, of which $141.5 million and $127.1 million were attributable to interest and fees on our debt investments, $0.1 million and $0.0 million to dividend income, $0.2 million and $0.2 million to lease income and $0.3 million and $1.6 million to other income, respectively. Included in interest and fees on our debt investments were $7.7 million and $13.5 million of non-recurring income related to prepayments for the nine months ended September 30, 2018 and 2017, respectively. The increase in investment income in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 reflects an increase in interest income due to the larger portfolio size and the higher LIBOR during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, partially offset by a decrease in prepayment income.

Expenses

Total operating expenses for the three months ended September 30, 2018 and 2017 were $25.0 million and $15.7 million, respectively, comprised of $10.1 million and $8.2 million in interest expense and related fees, $6.3 million and $5.6 million in base management and advisory fees, $6.1 million and $0.0 million in incentive fee expense, $0.6 million and $0.6 million in administrative expenses, $0.6 million and $0.3 million in legal and professional fees, and $1.3 million and $1.0 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily reflects the inclusion of incentive fees within operating expenses during the three months ended September 30, 2018 instead of being reflected as an allocation and distribution to the General Partner during the three months ended September 30, 2017. The increase in expenses also includes higher interest expense and other costs related to the increase in outstanding debt, the higher average interest rate following the issuance of the 2022 Notes and the higher LIBOR during the period, as well as the increase in management fees due to the increase in assets in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Total operating expenses for the nine months ended September 30, 2018 and 2017 were $72.1 million and $45.4 million, respectively, comprised of $29.8 million and $23.9 million in interest expense and related fees, $18.1 million and $15.6 million in base management and advisory fees, $17.5 million and $0.0 million in incentive fee expense, $1.8 million and $1.7 million in administrative expenses, $1.6 million and $1.1 million in legal and professional fees, and $3.3 million and $3.1 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily reflects the inclusion of incentive fees within operating expenses during the nine months ended September 30, 2018 instead of being reflected as an allocation and distribution to the General Partner during the nine months ended September 30, 2017. The increase in expenses also includes higher interest expense and other costs related to the increase in outstanding debt, the higher average interest rate following the issuance of the 2022 Notes and the higher LIBOR during the period, as well as the increase in management fees due to the increase in assets in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net investment income

Net investment income was $24.5 million and $27.6 million, respectively, for the three months ended September 30, 2018 and 2017. The decrease in net investment income in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily reflects the increase in expenses (primarily due to the inclusion of incentive fees beginning January 1, 2018), partially offset by the increase in investment income in the three months ended September 30, 2018.

Net investment income was $70.0 million and $83.5 million, respectively, for the nine months ended September 30, 2018 and 2017. The decrease in net investment income in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily reflects the increase in expenses (primarily due to the inclusion of incentive fees beginning January 1, 2018), partially offset by the increase in investment income in the nine months ended September 30, 2018.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2018 and 2017 were $1.1 million and $(4.7) million, respectively. Net realized gains during the three months ended September 30, 2018 were comprised primarily of a $0.8 million gain on the repayment of our loan to iGM, exclusive of additional prepayment income earned. Net realized losses during the three months ended September 30, 2017 were comprised primarily of $2.8 million on the expiration of our Rightside warrants and $1.9 million on the disposition of our Fuse Media notes, respectively. Both positions generated significant interest and other income. The Rightside warrants were allocated value at acquisition in connection with our funding of loans to Rightside at a significant discount to par. The Rightside loans were repaid in full during 2016.

Net realized gain (loss) for the nine months ended September 30, 2018 and 2017 were $1.2 million and $(11.5) million, respectively. Net realized gains during the nine months ended September 30, 2018 were comprised primarily of a $0.8 million gain on the repayment of our loan to iGM, exclusive of additional prepayment income earned. Net realized losses during the nine months ended September 30, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore, a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group, the realized losses on Rightside and Fuse Media and a $1.5 million loss on the disposition of our investment in Integra Telecom Holdings, partially offset by a $7.0 million gain on the sale of our equity in Blackline and $1.7 million gain on the sale of our equity in Soasta.
For the three months ended September 30, 2018 and 2017, the change in net unrealized appreciation/depreciation was $(10.4) million and $(2.8) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2018 was comprised primarily of a $3.6 million gain on our investment in 36th Street Capital Partners, offset by markdowns of $4.2 million on our investment in Green Biologics, $4.0 million on our investment in Real Mex, and $2.6 million on earnings volatility in AGY Holdings. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2017 was primarily due to a $2.3 million markdown on Edmentum, $2.0 million markdown of Kawa, and $2.1 million markdown of Real Mex, partially offset by the reversal of previously recognized unrealized losses.
For the nine months ended September 30, 2018 and 2017, the change in net unrealized appreciation/depreciation was $(24.7) million and $(1.0) million, respectively. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2018 was comprised primarily of unrealized losses in four investments, including $7.4 million on our investment in Kawa, $9.8 million on our investment in Real Mex, $6.9 million on our investment in Green Biologics, and $6.7 million on our investment in AGY Holdings, partially offset by unrealized gains of $4.7 million on our investment in 36th Street Capital Partners, $2.7 million on our investment in NEG Parent (CORE Entertainment) and $2.5 million on our investment in STG-Fairway Acquisitions. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2017 was comprised primarily of a $8.1 million markdown of Kawa as well as a $4.6 million markdown of Real Mex, partially offset by the reversal of previously recognized unrealized losses as well as various market gains resulting from generally tighter spreads during that period.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the nine months ended September 30, 2018 and 2017.

Incentive compensation

Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to the General Partner within the Statement of Operations.  Incentive compensation included in operating expenses for the three months ended September 30, 2018 and as an allocation and distribution to the General Partner for the three months ended September 30, 2017 was $6.1 million and $5.5 million, respectively. Incentive compensation for the three months ended September 30, 2018 and 2017 was paid due to our performance exceeding the total return threshold.

Incentive compensation included in operating expenses for the nine months ended September 30, 2018 and as an allocation and distribution to the General Partner for the nine months ended September 30, 2017 was $17.5 million and $16.7 million, respectively. Incentive compensation for the nine months ended September 30, 2018 and 2017 was paid due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $15.2 million and $14.6 million for the three months ended September 30, 2018 and 2017, respectively. The higher net increase in net assets applicable to common shareholders resulting from operations during the three months ended September 30, 2018 was primarily due to the higher net investment income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The net increase in net assets applicable to common shareholders resulting from operations was $46.5 million and $54.3 million for the nine months ended September 30, 2018 and 2017, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the nine months ended September 30, 2018 was primarily due to the larger net realized and unrealized loss during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	563	$14.26	*	$8,029
______________

*	Weighted-average price per share.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on November 1, 2018, to be in effect through the earlier of two trading days after our fourth quarter 2018 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	47,818	$14.45	*	$691,181
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at September 30, 2018 were as follows:

	Maturity	Rate	Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%	$50,000,000	$75,000,000	$125,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%	107,376,637	—	107,376,637
2022 Convertible Notes ($140 million par)	2022	4.625%	137,833,569	—	137,833,569
2022 Notes ($175 million par)	2022	4.125%	174,495,919	—	174,495,919
TCPC Funding Facility	2022	L+2.00%†	204,000,000	96,000,000	300,000,000
SBA Debentures	2024−2028	2.77%‡	98,000,000	52,000,000	150,000,000
Total leverage			771,706,125	$223,000,000	$994,706,125
Unamortized issuance costs			(7,356,870)
Debt, net of unamortized issuance costs			$764,349,255
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. As of September 30, 2018, the Company’s asset coverage was 226%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a BDC requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such BDC’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of votes cast at a special or annual meeting of such BDC's stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are currently evaluating whether to seek such approvals.

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

Net cash provided by operating activities during the nine months ended September 30, 2018 was $34.1 million. Our primary source of cash in operating activities during this period consisted of net investment income (net of non-cash income and expenses) of approximately $86.3 million, offset by the settlement of dispositions of investments (net of acquisitions) of $52.2 million.

Net cash used in financing activities was $30.4 million during the nine months ended September 30, 2018, consisting primarily of $63.5 million in regular dividends paid on common equity and payment of $3.2 million in debt issuance costs and $0.7 million in repurchases of common shares, offset by $37.0 million of net borrowings of debt.

At September 30, 2018, we had $90.3 million in cash and cash equivalents.

The SVCP 2022 Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP 2022 Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP 2022 Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2018, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the nine months ended September 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
				$1.08	$63,529,242

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
August 3, 2017	September 15, 2017	September 29, 2017	Regular	0.36	21,165,193
				$1.08	$61,425,414

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the nine months ended September 30, 2018 and 2017:

	2018	2017
Shares Issued	563	464
Average Price Per Share	$14.26	$16.93
Proceeds	$8,029	$7,854

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Holding Company, TCPC Funding, and the SBIC has entered into an investment management agreement with the Advisor.

•
The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. The Administrator is an affiliate of the Advisor and certain other series and classes of SVOF/MM, LLC serve as the general partner or managing member of certain other funds managed by the Advisor.

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

Recent Developments

From October 1, 2018 through November 7, 2018, the Company has invested approximately $102.7 million primarily in five senior secured loans with a combined effective yield of approximately 11.9%.

On November 1, 2018, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2018 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

Effective November 7, 2018, the Company's board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of such board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “Asset Coverage Ratio Election”), and, as a result, effective on November 7, 2019 (unless we receive earlier shareholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. The Company also plans to submit the Asset Coverage Ratio Election to the shareholders of the Company for approval at a meeting to be held in 2019. Subject to and at the time of the effectiveness of the Asset Coverage Ratio Election and subject to required approvals, including shareholder approval, the Company will reduce (i) its management fee on total assets (excluding cash and cash equivalents) financed using leverage over 1.0x debt to equity from 1.5% to 1.0%, (ii) its incentive fees on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5%, and (iii) its cumulative total return hurdle from 8% to 7%. The Company intends to continue to operate in a manner that will maintain its investment grade rating.

On November 8, 2018, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 31, 2018 to stockholders of record as of the close of business on December 17, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2018, 91.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2018, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 66.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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
Based on our September 30, 2018 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$42,196,199	$(10,560,000)	$31,636,199
Up 200 basis points	28,130,799	(7,040,000)	21,090,799
Up 100 basis points	14,065,400	(3,520,000)	10,545,400
Down 100 basis points	(13,916,735)	3,520,000	(10,396,735)
Down 200 basis points	(22,543,607)	7,040,000	(15,503,607)
Down 300 basis points	(24,281,489)	8,269,888	(16,011,601)

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

PART II - Other Information

Item 1.     Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2018, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and those set forth under the caption “Risk Factors” in our reviewable post-effective amendment to our Registration Statement on Form N-2, filed on May 23, 2018 (the “POS 8C”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in the POS 8C and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Effective on November 7, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us.

Effective November 7, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on November 7, 2019 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%, and the risks associated with an investment in us may increase.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Date: November 8, 2018
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: November 8, 2018
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer