Form 10-K
period 2018-12-31
BlackRock TCP Capital Corp.
filed 2019-02-28
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2018 (the last business day of the Registrant’s most recently completed second quarter) was $849.8 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 27, 2019 was 58,765,607.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Part I
In this annual report in Form 10-K, except as otherwise indicated, the terms:
“Company,” "we," "us" and "our" refer to Special Value Continuation Fund, LLC, a Delaware limited liability company, for the periods prior to the consummation of the Conversion described elsewhere in this report and to BlackRock TCP Capital Corp., formerly known as TCP Capital Corp., for the periods after the consummation of the Conversion;
“SVCP” refers to Special Value Continuation Partners LLC, a Delaware limited liability company;
“TCPC Funding” refers to TCPC Funding I LLC, a Delaware limited liability company;
The “SBIC” refers to TCPC SBIC, LP, a Delaware limited partnership;
The “Advisor” refers to Tennenbaum Capital Partners, LLC, a Delaware limited liability company and the investment manager; and
“Administrator” refers to Series H of SVOF/MM, LLC, a series of a Delaware limited liability company, an affiliate of the Advisor and administrator of the Company.

Item 1.	Business
The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We seek to achieve our investment objective primarily through investments in debt securities of middle-market companies, which we typically define as those with enterprise values between $100 million and $1.5 billion. While we intend to primarily focus on privately negotiated investments in debt of middle-market companies, we may make investments of all kinds and at all levels of the capital structure, including in equity interests such as preferred or common stock and warrants or options received in connection with our debt investments. Our investment activities will benefit from what we believe are the competitive advantages of our Advisor, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies. We expect to generate returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments.
Investment operations are conducted through the Company’s wholly-owned subsidiaries, SVCP, TCPC Funding and the SBIC. SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. BlackRock, Inc., along with its subsidiaries is referred to herein as “BlackRock”.
The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements. SVCP was treated as a partnership for U.S. federal income tax purposes through August 1, 2018, and upon its conversion to a limited liability company on August 2, 2018 and thereafter is and will be treated as a disregarded entity.

On April 2, 2012, the Company converted from a limited liability company to a corporation (the “Conversion”). At the time of the Conversion, all limited liability company interests of Special Value Continuation Fund, LLC (“SVCF”) were exchanged for 15,725,635 shares of common stock in the Company. As a result of the Conversion, the books and records of SVCF became the books and records of the Company.
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
The Advisor
Our investment activities are managed by the Advisor. The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. The Advisor is a wholly-owned, indirect subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with approximately $5.98 trillion of assets under management as of December 31, 2018. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.
The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested approximately $25.2 billion in 636 companies since the Advisor’s inception in 1999, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.
As our investment advisor, the Advisor is responsible for sourcing potential investments, conducting research, analyzing investment opportunities and structuring our investments and monitoring our portfolio companies on an ongoing basis. We believe that the Advisor has a proven long-term track record of positive performance, notwithstanding some periods during which losses were incurred, of sourcing deals, originating loans and successfully investing in middle-market companies and that the relationships of its investment professionals are integral to the Advisor’s success. The Advisor’s investment professionals have long-term working relationships with key sources of investment opportunities and industry expertise, including investment bankers, financial advisors, attorneys, private equity sponsors, other senior lenders, high-yield bond specialists, research analysts, accountants, and senior management teams. Additionally, BlackRock’s broad and established sourcing network along with the Advisor’s board of advisors and senior executive advisors from a variety of industries extend the reach of the Advisor’s relationships and can enhance our deal sourcing and due diligence activities.
We also benefit from the existing infrastructure and administrative capabilities of an established investment manager. The Administrator, an affiliate of the Advisor, provides us with office space, equipment and office services. The tasks of our Administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Since the beginning of 2011, the Advisor executed across its funds approximately $12.0 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $3.8 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.
Operating and Regulatory Tax Structure
The Company elected to be treated for U.S. federal income tax purposes as a RIC under the Code. As a RIC, the Company generally does not have to pay corporate-level federal income taxes on any net ordinary income or capital gain that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements. The Company has elected to be regulated as a BDC under the 1940 Act. As a BDC we are required to invest at least 70% of our total assets primarily in securities of private and certain public U.S. companies (other than investment companies and certain financial institutions), cash, cash equivalents, U.S. Government securities, and other high-quality debt investments that mature in one year or less and to comply with other regulatory requirements, including limitations on our use of debt.
Investment Strategy
To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $16.1 billion of leveraged loans to 413 companies since 1999, of which we invested over $4.3 billion in 237 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.
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
Investment Portfolio
At December 31, 2018, our investment portfolio of $1,597.3 million (at fair value) consisted of 95 portfolio companies and was invested 94.9% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.3% in senior secured loans, 4.9% in senior secured notes, 2.7% in junior notes and 5.1% in equity investments. Our average portfolio company investment at fair value was approximately $16.8 million. Our largest portfolio company investment by value was approximately 3.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 15.5% of our portfolio at December 31, 2018.
The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2018.

Investment Process
The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing
As a leading middle-market corporate debt investment manager with approximately $9 billion in committed capital as of December 31, 2018 (approximately 21% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.
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

Asset Coverage Requirement

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

As of December 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equaled at least 200% after such borrowing. Effective November 7, 2018, the Company's board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval)

in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Distressed Debt
The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2018, none of the Company’s debt investments were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.
Opportunistic Investments
Opportunistic investments may include, but are not limited to, investments in debt securities of all kinds and at all levels of the capital structure and may include equity securities of public companies that are thinly traded, emerging market debt, structured finance vehicles such as collateralized loan obligation, or CLO, funds and debt of middle-market companies located outside the United States. We do not intend such investments to be our primary focus.
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
You may obtain information about how we voted proxies by making a written request for proxy voting information to: BlackRock TCP Capital Corp., 2951 28th Street, Suite 1000, Santa Monica, CA 90405, Attention: Investor Relations.
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
Investment Management Agreement
The Company has entered into an investment management agreement with the Advisor, under which the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations and provides investment advisory services to the Company. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. Prior to August 1, 2018, SVCP was regulated as a BDC and was also party to an investment management agreement with the Advisor. On January 29, 2018, SVCP amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert its then existing incentive compensation structure from a profit allocation and distribution to its general partner into a fee payable to the Advisor pursuant to such investment management agreement. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company. Accordingly, prior to January 1, 2018, incentive compensation was allocated to SVCP’s general partner as a distribution. In connection with the approval of the Asset Coverage Ratio Election, our Board of Directors approved, at in-person meetings held November 30, 2018 and December 28, 2018, an amended investment management agreement, which was approved by stockholders on February 8, 2019 to be effective on February 9, 2019.
Prior to August 1, 2018, the base management fee and the incentive compensation, if any, were paid by SVCP to the Advisor. The Company, therefore, indirectly bore these amounts, which are reflected in our consolidated financial statements.
Under the terms of our investment management agreement, the Advisor:

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
The Advisor’s services under the investment management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Pursuant to our investment management agreement, we pay the Advisor compensation for investment advisory and management services consisting of base management compensation and a two-part incentive compensation.
Management Fee. The base management fee is calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears; provided, however, that, effective as of February 9, 2019, the base management fee is calculated at an annual rate of 1.0% of our total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets and net asset value (in each case, excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fee for any partial quarter is appropriately prorated.
Incentive Compensation. We also pay incentive compensation to the Advisor pursuant to the investment management agreement. Prior to January 1, 2018, incentive compensation was allocated to SVCP's general partner as a distribution under the LPA. Under the then-existing investment management agreements and the LPA (pursuant to which incentive compensation was distributed to SVCP’s general partner prior to January 1, 2018), no incentive compensation was incurred until after January 1, 2013.
Incentive Compensation pursuant to investment management agreements prior to February 9, 2019
Beginning January 1, 2013, the incentive compensation equaled the sum of (1) 20% of all ordinary income since that date and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since that date, with each component being subject to a total return requirement of 8% of contributed common equity annually. Through December 31, 2017, the incentive compensation was an equity allocation to SVCP’s general partner under the LPA. Effective as of January 1, 2018, the LPA was amended to remove the incentive compensation distribution provisions therein, and the incentive compensation became payable as a fee to the Advisor pursuant to the then-existing investment management agreements. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company.
The incentive compensation had two components, ordinary income and capital gains. Each component was payable or distributable quarterly in arrears (or upon termination of the Advisor as the investment manager or

SVCP’s general partner as its general partner, as of the termination date) beginning January 1, 2013 and calculated as follows:
Each of the two components of incentive compensation was separately subject to a total return limitation. Thus, notwithstanding the following provisions, we were not be obligated to pay or distribute any ordinary income incentive compensation or any capital gains incentive compensation if our cumulative total return did not exceed an 8% annual return on daily weighted average contributed common equity. If our cumulative annual total return was above 8%, the total cumulative incentive compensation we paid was not more than 20% of our cumulative total return, or, if lower, the amount of our cumulative total return that exceeded the 8% annual rate.
Subject to the above limitation, the ordinary income component was the amount, if positive, equal to 20% of the cumulative ordinary income before incentive compensation, less cumulative ordinary income incentive compensation previously paid or distributed.
Subject to the above limitation, the capital gains component was the amount, if positive, equal to 20% of the cumulative realized capital gains (computed net of cumulative realized losses and cumulative net unrealized capital depreciation), less cumulative capital gains incentive compensation previously paid or distributed. For assets held on January 1, 2013, capital gain, loss and depreciation are measured on an asset by asset basis against the value as of December 31, 2012. The capital gains component was paid or distributed in full prior to payment or distribution of the ordinary income component.
For purposes of the foregoing computations and the total return limitation, the following definitions apply:
•“cumulative” means amounts for the period commencing January 1, 2013 and ending as of the applicable calculation date.
•“contributed common equity” means the value of net assets attributable to our common stock as of December 31, 2012 plus the proceeds to us of all issuances of common stock less (A) offering costs of any of our securities or leverage facilities, (B) all distributions by us representing a return of capital and (C) the total cost of all repurchases of our common stock by us, in each case after December 31, 2012 and through the end of the preceding calendar quarter in question, in each case as determined on an accrual and consolidated basis.
•“ordinary income before incentive compensation” means our interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) during the period, (i) minus our operating expenses during the period (including the base management fee, expenses payable under the administration agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock), (ii) plus increases and minus decreases in net assets not treated as components of income, operating expense, gain, loss, appreciation or depreciation and not treated as contributions or distributions in respect of common equity, and (iii) without reduction for any incentive compensation and any organization or offering costs, in each case determined on an accrual and consolidated basis.
•“total return” means the amount equal to the combination of ordinary income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Company for the period, in each case determined on an accrual and consolidated basis.
If our total return did not exceed the total return limitation, the limitation would not have had the effect of eliminating the possibility of paying such incentive compensation, but rather would have postponed any incentive compensation until our cumulative annual total return exceeded the 8% threshold. The nature of the total return limitation may have also made it easier for the Advisor to earn incentive compensation in higher interest rate environments or if our net asset value had increased.

Total Return Limitation
(based on cumulative annual total return)

Percentage of ordinary income and net realized capital gain
separately payable at various levels of total return.
The financial highlights in the notes to our financial statements for the relevant periods include a calculation of total return based on the change in the market value of our shares. The financial highlights in the notes to our financial statements for the relevant periods also include a calculation of total return based on the change in our net asset value from period to period. The total return limitation for purposes of the incentive compensation calculations was based on the stated elements of return: ordinary income before incentive compensation, realized capital gain and loss and unrealized capital appreciation and depreciation. It differs from the total return based on the market value or net asset value of our shares in that it was a cumulative measurement that is compared to our daily weighted-average contributed common equity rather than a periodic measurement that is compared to our net asset value or market value, and in that it excludes incentive compensation.
Incentive Compensation pursuant to the current investment management agreement
Under the current investment management agreement, dated February 9, 2019, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted average contributed common equity.
The incentive compensation is payable quarterly in arrears (or upon termination of the Advisor as the investment manager, as of the termination date).
For assets held on January 1, 2013, capital gain, loss and depreciation are measured on an asset by asset basis against the value as of December 31, 2012. The capital gains component is paid or distributed in full prior to payment or distribution of the ordinary income component.
For purposes of the foregoing computations, the following definitions apply:

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

•
“total return” means the amount equal to the combination of ordinary income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Company and any other items affecting net asset value per share of the Company for the period (other than incentive compensation), in each case determined on an accrual and consolidated basis.

The financial highlights in the notes to our financial statements include a calculation of total return based on the change in the market value of our shares. The financial highlights in the notes to our financial statements also include a calculation of total return based on the change in our net asset value from period to period. The total return hurdle for purposes of the incentive compensation calculations is based on the stated elements of return as defined above, and differs from the total return based on the market value or net asset value of our shares in that it is a cumulative measurement that is compared to our daily weighted-average contributed common equity rather than a periodic measurement that is compared to our net asset value or market value, and in that it excludes incentive compensation.

Examples of Incentive Compensation Calculation
Example 1: Income Portion of Incentive Compensation:
Assumptions

•	Total return hurdle(1) = 7%
Alternative 1

a.	Additional Assumptions
i.cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11.5%

ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 9%
iii.cumulative annual total return = 6%

b.	Cumulative total return does not exceed total return hurdle, therefore there is no income incentive compensation.
Alternative 2
a.Additional Assumptions
i.cumulative gross ordinary income (including interest, dividends, fees, etc.) = 10%

ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 7.5%
iii.cumulative annual total return = 8.5%
b.Tentative incentive compensation = 17.5% x ordinary income before incentive compensation
= 17.5% x 7.5%
= 1.3%
c.Total return after incentive compensation = 8.5% - 1.3%
= 7.2%

d.
Cumulative ordinary income before incentive compensation is positive and the cumulative total return after incentive compensation exceeds the total return hurdle, therefore incentive compensation is fully payable.

Alternative 3
a.Additional Assumptions
i.cumulative gross ordinary income (including interest, dividends, fees, etc.) = 10%

ii.	cumulative ordinary income before incentive compensation (gross ordinary income — (management fee + other expenses)) = 7.5%

iii.	cumulative annual total return = 8.0%

(1)	Represents 7.0% annualized total return hurdle.

•	Management fee = 1.5%
Represents 1.5% annualized management fee, assuming no liabilities and no leverage above 1.0x debt to equity.

•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 1%
Excludes organizational and offering costs.

b.Tentative incentive compensation = 17.5% x ordinary income before incentive compensation
= 17.5% x 7.5%
= 1.3%
c.Total return after tentative incentive compensation = 8.0% - 1.3%
= 6.7%

d.
Cumulative ordinary income before incentive compensation is positive and the total return hurdle is less than total return but greater than total return after tentative incentive compensation, therefore incentive compensation is partially payable and = Total return – total return hurdle

= 8.0% - 7.0%
= 1.0%

Example 2: Capital Gains Portion of Incentive Compensation:
Alternative 1:

a.	Assumptions

i.	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).

ii.	Year 2: Investment A sold for $50 million and fair market value, or fair market value (“FMV”), of Investment B determined to be $32 million. Cumulative annual total return of 40%.

iii.	Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.
iv.Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.

b.	The capital gains portion of the incentive compensation would be:
i.Year 1: None.

ii.	Year 2: Capital gains incentive compensation of $5.25 million ($5.25 million = $30 million realized capital gains on sale of Investment A multiplied by 17.5% and total return hurdle satisfied).
iii.Year 3: None; no realized capital gains.

iv.
Year 4: Capital gains incentive compensation of $0.175 million ($31 million cumulative realized capital gains multiplied by 17.5%, less $5.25 million of capital gains incentive compensation paid in year 2 and total return hurdle satisfied).

Alternative 2

a.	Assumptions

i.	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).

ii.	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Cumulative annual total return of 15%.

iii.	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Cumulative annual total return of 6%.

iv.	Year 4: FMV of Investment B determined to be $35 million. Cumulative annual total return of 20%.

v.	Year 5: Investment B sold for $40 million. Cumulative annual total return of 20%.

b.	The capital gains portion of the incentive compensation would be:

i.	Year 1: None.

ii.
Year 2: Capital gains incentive compensation of $4.375 million; 17.5% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B, and the total return hurdle is satisfied).

iii.	Year 3: None as the total return hurdle is not satisfied.

iv.
Year 4: Capital gains incentive compensation of $1.75 million ($35 million cumulative realized capital gains (including $5 million of realized capital gains from year 3 at a time when the total return hurdle was not satisfied and no cumulative unrealized capital depreciation) multiplied by 17.5%, less $4.375 million capital gains incentive compensation paid in year 2, and the total return hurdle is satisfied).

v.
Year 5: Capital gains incentive compensation of $1.75 million ($45 million cumulative realized capital gains multiplied by 17.5%, less $6.125 million in capital gains incentive compensation paid in years 2 and 4, and the total return hurdle is satisfied).

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

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all future offerings of common stock and other securities, if any;

•	the base management fee and any incentive compensation;

•	distributions on our shares;

•	administration fees payable under our administration agreement;

•	transfer agent and custody fees and expenses;

•	the allocated costs incurred by our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	dues, fees and charges of any trade association of which we are a member; and

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
Limitation of liability and indemnification
The investment management agreement provides that the Advisor and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreement also provides for indemnification by us of the Advisor’s members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.
Board and stockholder approval of the investment management agreement
Our board of directors held in-person meetings on November 30, 2018 and December 28, 2018, in order to consider and reapprove our investment management agreement and stockholders approved the investment management agreement on February 8, 2019 to be effective on February 9, 2019. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates are reasonable in relation to the services to be provided.
Duration and termination
The investment management agreement will remain in effect for a period of two years from the date of stockholder approval and thereafter will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks related to our business — We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”
Administration Agreement
We have entered into an administration agreement with the Administrator, which we refer to as the administration agreement, under which the Administrator provides administrative services to us. The Administrator provides services including, but not limited to, the arrangement for the services of, and the overseeing of, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the board of its performance of obligations under the administration agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs that we determine to be desirable. The Administrator is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required by any agreement or to be filed with the Securities and Exchange Commission or any other regulatory authority, including reports on Forms 8-K, 10-Q, 10-K and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by us to our stockholders, reviewing and implementing any share purchase programs authorized by the board, maintaining or overseeing the maintenance of our books and records as required under the 1940 Act, and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for our proper operation. For providing these services, facilities and personnel, we reimburse the Administrator for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of overhead under the administration agreement and the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. From time to time, the Administrator may pay amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Administrator for such amounts paid on our behalf.
Leverage

Our leverage program is comprised of $170.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “SVCP 2022 Facility”), $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP 2022 Facility, the TCPC Funding Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes, the “Leverage Program”). Prior to being replaced by the SVCP 2022 Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”). From April 18, 2016 through its conversion to common equity on June 7, 2016, leverage also included a privately placed convertible senior unsecured note due April 2021 issued by the Company. Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by SVCP.
The SVCP 2022 Facility matures on February 28, 2022, subject to extension by the lenders at the request of SVCP, and bears interest at a rate of LIBOR plus 2.25%. In addition to amounts due on outstanding debt, the SVCP 2022 Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility.
The TCPC Funding Facility matures on May 31, 2022, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $400.0 million subject to consent from the lender and other customary conditions. Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum.
On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Program, and will rank pari passu with the 2022 Convertible Notes and 2022 Notes. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually.
On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Program, and will rank pari passu with the 2019 Convertible Notes and 2022 Notes. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually.
On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2022 Notes. The 2022 Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Program, and will rank pari passu with the 2019 Convertible Notes and 2022 Convertible Notes. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually.
The SBIC is able to issue up to $150.0 million in debt under the SBA Program, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $75.0 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2018. Debt issued under the SBA Program is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.
The Leverage Program is subject to certain financial or other covenants. As of December 31, 2018, we were in full compliance with such covenants.
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
From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. An example of such disruption and instability occurred between 2008 and 2009. During that period, despite actions of the U.S. federal government and foreign governments, such disruption and instability contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While capital markets have improved in recent years, these conditions could deteriorate again and global financial markets could experience significant volatility. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on June 19, 2018, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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
The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, terrorist attacks in the U.S. and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.
The occurrence of any of these above event(s) could have a significant adverse impact on the value and risk profile of our portfolio. We do not know how long the securities markets may be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions may have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications.
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. In December 2016, the Federal Reserve raised the target range for the federal funds rate, which was only the second such interest rate hike in nearly a decade, and then raised the federal funds rate three more times in 2017 and four more times in 2018, and has announced its intention to continue to raise the Federal Funds Rate over time. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. These developments, along with the United States government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
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

On February 3, 2017, President Trump signed Executive Order 13772 announcing the new Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the head of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify government policies that inhibit financial regulation consistent with them. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. The report included recommendations to reduce fragmentation, overlap, and duplication in the U.S. regulatory structure; to decrease the burden of statutory stress testing and ease liquidity and leverage standards for domestic banks; to restructure the Consumer Financial Protection Bureau; to reduce compliance burdens under the Volcker Rule; to reconsider the implications of implementing the revised standards for credit risk under Basel III; and to require uniform, consistent rigorous methods to analyze costs and benefits, increase transparency and make available for public comment cost-benefit analyses for all "economically significant" proposed regulations. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; as well as non-bank financial institutions, financial technology, and financial innovation.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as "systematically important financial institutions" or "SIFIs," and repeal the Department of Labor (DOL) "fiduciary rule" governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill was referred to the Senate, where it is unlikely to pass as proposed. On November 16, 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Senate Regulatory Relief Bill”). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress. At this time it is unclear what impact this presidential administration’s policies in response to the Executive Order, the Financial Choice Act or other pending legislation and developments will have on regulations that affect our and our competitors’ and our portfolio companies’ businesses.

Congress enacted on December 22, 2017 a tax reform bill that, among other things, significantly changes the taxation of business entities, the deductibility of certain items of loss and expense (including limits on the deductibility of interest expense), and the timing in which certain income items are recognized. We cannot predict the impact, if any, of these changes to our business or the business of the portfolio companies in which we invest. Until we can evaluate how these changes impact our business and the business of our portfolio companies over the long term, we will not know if, overall, we will benefit from them or be negatively impacted by them.
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
Uncertainty regarding the impact of the United Kingdom's departure from the European Union could negatively impact our business, financial condition and earnings.

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
Actions by the British Bankers’ Association (“BBA”), the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, uncertainty related to such potential changes and the phase-out of LIBOR may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
The Company borrows money, both directly and indirectly through SVCP, TCPC Funding and the SBIC. As a result:

•
our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of leverage;

•	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on any borrowed funds issued by us or our subsidiaries; and

•
our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness would not be available for such dividends.

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
In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the SVCP 2022 Facility and TCPC Funding Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
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
In addition, by limiting the circumstances in which borrowings may occur under the SVCP 2022 Facility and TCPC Funding Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 27, 2019, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control.
Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements.
The SVCP 2022 Facility also has certain “key man” provisions. For example, it is an event of default if the Advisor is controlled by any person or group other than (i) a wholly-owned subsidiary of BlackRock, Inc. or (ii) any two of Howard Levkowitz, Michael Leitner, Philip Tseng and Rajneesh Vig (or any replacement manager or individual reasonably acceptable to the administrative agent and approved by the required lenders), provided that if the Advisor is no longer under the control of at least two of such four individuals (or their previously approved replacements) through an event resulting in the death or disability of such individuals, the Advisor has 60 calendar days to replace such individuals with other managers or individuals reasonably acceptable to the administrative agent and approved by the required lenders, provided further that a default (but not an event of default) shall be deemed to exist during such period.
The SVCP 2022 Facility matures in February 28, 2022, subject to extension by the lenders at the request of SVCP, and the TCPC Funding Facility matures in May 2022, subject to extension by the lender at the request of TCPC Funding. Any inability to renew, extend or replace the SVCP 2022 Facility and/or TCPC Funding Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
The SVCP 2022 Facility matures on February 28, 2022, subject to extension by the lenders at the request of SVCP. Borrowings under the SVCP 2022 Facility generally bear interest at a rate of LIBOR plus 2.25% per annum, subject to certain limitations. The TCPC Funding Facility matures on May 31, 2022, subject to extension by the lender at the request of TCPC Funding. Borrowings under the TCPC Funding Facility generally bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. We do not currently know whether we will renew, extend or replace the SVCP 2022 Facility and TCPC Funding Facility upon their maturities or whether we will be able to do so on terms that are as favorable as the SVCP 2022 Facility and TCPC Funding Facility. In addition, we will be required to liquidate assets to repay amounts due under the SVCP 2022 Facility and TCPC Funding Facility if we do not renew, extend or replace the SVCP 2022 Facility and TCPC Funding Facility prior to their respective maturities.
Upon the termination of the SVCP 2022 Facility and TCPC Funding Facility, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. Our ability to replace the SVCP 2022 Facility and TCPC Funding Facility may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the SVCP 2022 Facility and TCPC Funding Facility at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
The creditors under the SVCP 2022 Facility and TCPC Funding Facility have a first claim on all of the Company’s assets included in the collateral for the respective facilities.
Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders. Substantially all of our current assets have been pledged as collateral under the SVCP 2022 Facility and TCPC Funding Facility. If an event of default occurs under either of the SVCP 2022 Facility and TCPC Funding Facility, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.
In the event of the dissolution of the Company or otherwise, if the proceeds of the Company’s assets (after payment in full of obligations to any such debtors) are insufficient to repay capital invested in us by the holders of the common stock, no other assets will be available for the payment of any deficiency. None of our board of directors, the Advisor or any of their respective affiliates, have any liability for the repayment of capital contributions made to the Company by the holders of common stock. Holders of common stock could experience a total loss of their investment in the Company.
Lenders under the SVCP 2022 Facility may have a veto power over the Company’s investment policies.
If a default has occurred under the SVCP 2022 Facility, the lenders under the SVCP 2022 Facility may veto changes in investment policies. The SVCP 2022 Facility also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Company’s investment strategy or policies in any event.
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
An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2018, the SBIC had $98.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
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
The Company has indebtedness pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the SVCP 2022 Facility and TCPC Funding Facility and may increase the size of the SVCP 2022 Facility and TCPC Funding Facility or enter into other borrowing arrangements.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2018, which represented borrowings equal to 48.9% of our total assets. On such date, we also had $1,659.5 million in total assets; $1,597.3 million in total investments; an average cost of funds of 4.34%; $812.0 million aggregate principal amount of debt outstanding; and $830.5 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2018 to obtain an assumed return to us. From this amount, interest expense multiplied the combined rate of interest of 4.34% by the $812.0 million of debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2018 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-23%	-14%	-4%	5%	15%
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
The Advisor’s management fee is generally based on a percentage of our total assets (other than cash or cash equivalents) and the Advisor may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur additional debt to increase management fees paid and to recoup the Advisor’s payment of half of the sales load in connection with our initial public offering in April 2012.

Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.
The incentive compensation payable by us to the Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation is determined may encourage the Advisor to increase the use of leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to our cumulative investment income. Although the incentive compensation is subject to a total return hurdle, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in our best interests to not yet realize gains. Our directors monitor our use of leverage and the Advisor’s management of our investment program in the best interests of our common stockholders.
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
The Advisor is entitled to incentive compensation for each fiscal quarter after January 1, 2013 in an amount equal to a percentage of our ordinary income (before deducting incentive compensation) since that date and, separately, a percentage of our realized capital gains (net of realized capital losses and unrealized depreciation) since that date, in each case subject to a cumulative total return requirement. If we pay incentive compensation and thereafter experience additional realized capital losses or unrealized capital depreciation such that we would no longer have been required to provide incentive compensation, we will not be able to recover any portion of the incentive compensation previously paid or distributed because our incentive compensation arrangements do not contain any clawback provisions. As a result, the incentive compensation could exceed 17.5% of our cumulative total return, depending on the timing of unrealized appreciation, net unrealized depreciation and net realized capital losses. For example, part of the incentive compensation payable or distributable by us that relates to our ordinary income is computed on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive compensation will become uncollectible. Similarly, the income component is measured against a total return limitation that includes unrealized gains. Such gains may not be realized or may be realized at a lower amount. Consequently, we may have paid incentive compensation on income in circumstances where we otherwise would not have done so and with respect to which we do not have a clawback right against the Advisor.

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
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). Lastly, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test.

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
In order for the Company to qualify for the tax benefits available to RICs and to minimize payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for reinvestment in common interests of SVCP, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders and our stockholders will receive a tax credit for such amounts and an increase in basis. A stockholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.
As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. These requirements limit the amount that we may borrow. On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of TCPC SBIC LP guaranteed by the SBA from our 150% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.
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
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Additionally, these companies may not be able to get a full tax deduction for such borrowings.

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

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations and may hinder the Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
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
We may only issue senior securities up to the maximum amount permitted by the 1940 Act. On March 23, 2018, the SBCAA was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement and would limit the BDC’s ability to issue senior securities to amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met, rather than 200%. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. If our assets decline in value and we fail to satisfy this test or any stricter test under the terms of our leverage instruments, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of December 31, 2018, the Company’s asset coverage was 216%.
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
As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2018, approximately $256.7 million, or approximately 15.6%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.
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
To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. Since we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of the Leverage Program, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.
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
Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or the Advisor may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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
As with any stock, the price of our common stock will fluctuate with market conditions and other factors. If you sell shares, the price received may be more or less than the original investment. Net asset value will be reduced immediately following our offering by the amount of the sales load and selling expenses paid by us. At our 2018 annual meeting of stockholders held on June 19, 2018, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following the date of the meeting. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. We intend to seek stockholder approval at our 2019 annual meeting to continue for an additional year our ability to issue shares of common stock below net asset value, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of BDCs and closed-end management investment companies, which are structured similarly to us, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. This risk of loss associated with this characteristic of BDCs and closed-end management investment companies may be greater for investors who sell their shares in a relatively short period of time after completion of an offering.
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

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2018 and 2017. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

				Premium/ (Discount) of High Sales Price to NAV(3)	Premium/ (Discount) of Low Sales Price to NAV(3)	Declared Dividends

		Stock Price
	NAV(1)	High(2)	Low(2)
Fiscal year ended December 31, 2018
First Quarter	$14.90	$15.46	$13.75	3.8%	(7.7)%	$0.36
Second Quarter	14.61	14.86	14.11	1.7%	(3.4)%	0.36
Third Quarter	14.51	14.93	14.20	2.9%	(2.1)%	0.36
Fourth Quarter	14.13	14.49	12.77	2.5%	(9.6)%	0.36

Fiscal year ended December 31, 2017
First Quarter	$14.92	$17.42	$16.36	16.8%	9.7%	$0.36
Second Quarter	15.04	17.42	16.48	15.8%	9.6%	0.36
Third Quarter	14.92	16.95	15.74	13.6%	5.5%	0.36
Fourth Quarter	14.80	16.69	15.28	12.8%	3.2%	0.36

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
As of February 27, 2019, we had approximately 43,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 24 stockholders of record. On February 27, 2019, the last reported sales price of our common stock was $14.58 per share.
The table below sets forth each class of our outstanding securities as of February 27, 2019.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	—	58,765,607
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
The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
November 8, 2018	December 17, 2018	December 31, 2018	Regular	0.36	21,164,257
				$1.44	$84,693,499
The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
August 3, 2017	September 15, 2017	September 29, 2017	Regular	0.36	21,165,193
November 7, 2017	December 15, 2017	December 29, 2017	Regular	0.36	21,184,948
				$1.44	$82,610,362
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
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKROCK TCP CAPITAL CORP.,
S&P 500 TOTAL RETURN INDEX AND WELLS FARGO BUSINESS DEVELOPMENT COMPANY INDEX
Total Return Performance

BlackRock TCP Capital Corp.
Wells Fargo Business Development Company Index
S&P 500 Total Return Index
240%
230%
220%
210%
200%
190%
180%
170%
160%
150%
140%
130%
120%
110%
100%
90%
12/31/2018: 69.1%
4/05/12
7/06/12
10/05/12
1/04/13
4/05/13
7/05/13
10/04/13
1/03/14
4/04/14
7/03/14
10/03/14
1/02/15
4/02/15
7/02/15
10/02/15
12/31/15
4/01/16
7/01/16
9/30/16
12/30/16
3/31/17
6/30/17
9/29/17
12/29/17
3/29/18
6/29/18
9/28/18
12/28/18

NOTES:
Assumes $100 invested April 4, 2012 in BlackRock TCP Capital Corp., the S&P 500 Total Return Index and the Wells Fargo Business Development Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Item 6.	Selected Financial Data
The selected consolidated financial and other data below reflects the consolidated historical operations of the Company.
The selected consolidated financial data below for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 have been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. The following selected financial data should be read in conjunction with our financial statements and related notes thereto.

	Fiscal Year Ended December 31,
	2018		2017		2016		2015		2014
Performance Data:
Interest income	$189,147,814		$173,527,345		$145,018,414		$142,012,553		$100,923,265
Dividend income	750,714		254,025		—		—		1,968,748
Lease income	297,827		294,366		1,571,280		1,352,797		1,334,330
Other income	302,829		1,893,764		1,591,071		3,502,875		2,355,105
Total investment income	190,499,184		175,969,500		148,180,765		146,868,225		106,581,448
Interest and other debt expenses	40,468,761		33,091,143		25,192,990		18,895,977		9,821,751
Management and advisory fees	24,179,376		21,560,868		18,881,786		18,593,660		13,646,064
Incentive fee	23,346,164		N/A	*	N/A	*	N/A	*	N/A	*
Other expenses	9,027,528		7,879,489		8,283,156		7,999,070		5,012,257
Total expenses	97,021,829		62,531,500		52,357,932		45,488,707		28,480,072
Net investment income before taxes	93,477,355		113,438,000		95,822,833		101,379,518		78,101,376
Excise tax expense	92,700		36,380		569,511		876,706		808,813
Net investment income	93,384,655		113,401,620		95,253,322		100,502,812		77,292,563
Net realized and unrealized gains (losses)	(47,908,773)		(22,790,283)		114,502		(22,405,111)		(27,304,578)
Gain on repurchase of Series A preferred interests	—		—		—		1,675,000		—
Dividends to preferred interest holders	—		—		—		(754,140)		(1,438,172)
Incentive allocation	N/A	*	(22,680,323)		(19,050,665)		(19,949,734)		(14,002,294)
Net increase in net assets applicable to common shareholders resulting from operations	$45,475,882		$67,931,014		$76,317,159		$59,068,827		$34,547,519
Per Share Data (at the end of the period):
Net increase in net assets from operations	$0.77		$1.19		$1.50		$1.21		$0.88
Distributions declared per share	(1.44)		(1.44)		(1.44)		(1.44)		(1.54)
Average weighted shares outstanding for the period	58,815,216		57,000,658		50,948,035		48,863,188		39,395,671
Assets and Liabilities Data:
Investments	$1,597,285,790		$1,514,532,703		$1,314,969,870		$1,182,919,725		$1,146,535,886
Other assets	62,249,899		114,889,665		72,628,591		56,193,226		54,892,712
Total assets	1,659,535,689		1,629,422,368		1,387,598,461		1,239,112,951		1,201,428,598
Debt, net of unamortized issuance costs	805,202,192		725,200,281		571,658,862		498,205,471		324,258,631
Other liabilities	23,858,770		33,493,961		25,003,608		18,930,463		11,543,149
Total liabilities	829,060,962		758,694,242		596,662,470		517,135,934		335,801,780

Preferred limited partnership interest	—		—		—		—		134,497,790
Non-controlling interest	—		—		—		—		—
Net assets	$830,474,727		$870,728,126		$790,935,991		$721,977,017		$731,129,028
Investment Activity Data:
No. of portfolio companies at period end	95		96		90		88		84
Acquisitions	$634,002,472		$865,427,957		$587,219,129		$500,928,009		$669,515,626
Sales, repayments, and other disposals	$512,795,715		$655,674,365		$473,457,512		$456,059,137		$266,008,974
Weighted-average effective yield at end of period	11.4%		11.0%		10.9%		11.0%		10.9%

* Prior to January 1, 2018, Incentive fees were reflected as Incentive allocation and distribution to the General Partner.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock TCP Capital Corp. (the “Company,” “we,” “us” or “our”), formerly known as TCP Capital Corp. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”) and TCPC SBIC, LP (the “SBIC”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. TCPC Funding and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. SVCP was treated as a partnership for U.S. federal income tax purposes through August 1, 2018 and upon its conversion to a limited liability company on August 2, 2018, and thereafter is and will be treated as a disregarded entity.

Our leverage program is comprised of $170.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “SVCP 2022 Facility”), $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP 2022 Facility, the TCPC Funding Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes, the “Leverage Program”). Prior to being replaced by the SVCP 2022 Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2018, 84.4% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with the Administrator provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and the Company’s common stockholders indirectly bear all of the costs and expenses of the Company, SVCP, TCPC Funding and the SBIC), which may include those relating to:

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

The investment management agreement provides that the base management fee be calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears; provided, however, that, effective as of February 9, 2019, the base management fee is calculated at an annual rate of 1.0% of our total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assetsand net asset value (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

Additionally, the investment management agreement provides that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreement, no incentive compensation was incurred prior to January 1, 2013.

Beginning January 1, 2013 and until February 8, 2019, the incentive compensation equaled the sum of (1) 20% of all of the ordinary income of the Company since January 1, 2013 and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013, with each component being subject to a total return requirement of 8% of contributed common equity annually. Through December 31, 2017, the incentive compensation was an equity allocation to SVCP’s general partner under the LPA. Effective as of January 1, 2018, the LPA was amended to remove the incentive compensation distribution provisions therein, and the incentive compensation became payable as a fee to the Advisor pursuant to the then-existing investment management agreements. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company.

Under the current investment management agreement, dated February 9, 2019, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January

1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted average contributed common equity. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

As of December 31, 2018, 0.1% of our investments were categorized as Level 1, 4.2% were categorized as Level 2, 95.6% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2018, we invested approximately $634.0 million, comprised of new investments in 26 new and 22 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.0% were in senior secured debt comprised of senior secured loans ($561.4 million, or 88.5% of total acquisitions) and senior secured notes ($41.1 million, or 6.5% of total acquisitions). The remaining $31.5 million (5.0% of total acquisitions) were comprised primarily of $20.9 million in equity interests in a portfolio of debt assets, $7.0 million in equity interests in a portfolio of lease assets, and $3.6 million in equity positions received in connection with debt investments. Additionally, we received approximately $512.8 million in proceeds from sales or repayments of investments during the year ended December 31, 2018.

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

At December 31, 2018, our investment portfolio of $1,597.3 million (at fair value) consisted of 95 portfolio companies and was invested 94.9% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.3% in senior secured loans, 4.9% in senior secured notes, 2.7% in junior notes and 5.1% in equity investments. Our average portfolio company investment at fair value was approximately $16.8 million. Our largest portfolio company investment by value was approximately 3.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 15.5% of our portfolio at December 31, 2018.

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

The industry composition of our portfolio at fair value at December 31, 2018 was as follows:

Industry	Percent of Total Investments
Diversified Software	19.8%
Data Processing and Hosting Services	12.1%
Financial Investment Activities	6.7%
Lessors of Nonfinancial Licenses	5.7%
Insurance	4.2%
Advertising, Public Relations and Marketing	3.8%
Credit (Nondepository)	3.5%
Air Transportation	3.2%
Computer Systems Design and Related Services	2.9%
Equipment Leasing	2.9%
Credit Related Activities	2.8%
Management, Scientific, and Technical Consulting Services	2.4%
Scientific Research and Development Services	2.4%
Amusement and Recreation	2.1%
Building Equipment Contractors	2.1%
Business Support Services	2.1%
Educational Support Services	1.9%
Health Care	1.9%
Other Real Estate Activities	1.6%
Other Telecommunications	1.6%
Utility System Construction	1.6%
Electronic Component Manufacturing	1.4%
Publishing	1.2%
Wired Telecommunications Carriers	1.2%
Radio and Television Broadcasting	1.1%
Real Estate Leasing	1.1%
Other Information Services	1.0%
Other Manufacturing	1.0%
Other	4.7%
Total	100.0%

The weighted average effective yield of our debt portfolio was 11.4% at December 31, 2018 and 11.0% at December 31, 2017. The weighted average effective yield of our total portfolio was 10.9% at December 31, 2018 and 10.5% at December 31, 2017. At December 31, 2018, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.3% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.1% at December 31, 2018. At December 31, 2017, 89.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 10.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 82.7% at December 31, 2017.

Results of operations

Investment income

Investment income totaled $190.5 million, $176.0 million and $148.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016, of which $189.1 million, $173.5 million and $145.0 million were attributable to interest and fees on our debt investments, $0.8 million, $0.3 million and $0.0 million to dividend income, $0.3 million, $0.3 million and $1.6 million to lease income and $0.3 million, $1.9 million and $1.6 million to other income, respectively. Included in interest and fees on our debt investments were $9.8 million, $18.6 million and $10.6 million of non-recurring income related to prepayments for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in investment income in the year ended December 31, 2018 compared to the year ended December 31, 2017 reflects an increase in interest income due to the larger portfolio size and the higher LIBOR during the year ended December 31, 2018 compared to the year ended December 31, 2017, partially offset by a decrease in prepayment income. The increase in investment income in the year ended December 31, 2017 compared to the year ended December 31, 2016 reflects an increase in interest income due to the increase in prepayment income and the larger portfolio size during the year ended December 31, 2017 compared to the year ended December 31, 2016, partially offset by a decrease in lease income.

Expenses

Total operating expenses for the years ended December 31, 2018, 2017 and 2016 were $97.0 million, $62.5 million and $52.3 million, respectively, comprised of $40.5 million, $33.1 million and $25.2 million in interest expense and related fees, $24.2 million, $21.6 million and $18.9 million in base management and advisory fees, $23.3 million, $0.0 million and $0.0 million in incentive fee expense, $2.4 million, $2.3 million and $1.7 million in administrative expenses, $2.3 million, $1.5 million and $2.3 million in legal and professional fees, and $4.3 million, $4.0 million and $4.2 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily reflects the inclusion of incentive fees within operating expenses during the year ended December 31, 2018 instead of being reflected as an allocation and distribution to SVCP's general partner during the year ended December 31, 2017. The increase in expenses also includes higher interest expense and other costs related to the increase in outstanding debt, the higher average interest rate following the issuance of the 2022 Notes and the higher LIBOR during the period, as well as the increase in management fees due to the increase in assets in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in expenses in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily reflects the increase in interest expense and other costs related to the increase in outstanding debt, as well as the higher average interest rate following the issuance of the 2022 Convertible Notes and 2022 Notes and the increase in LIBOR rates during the period as well as the increase in management fees due to the increase in assets in the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net investment income

Net investment income was $93.4 million, $113.4 million and $95.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016. The decrease in net investment income in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily reflects the increase in expenses (primarily due to the inclusion of incentive fees beginning January 1, 2018), partially offset by the increase in investment income in the year ended December 31, 2018. The increase in net investment income in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily reflects the increase in investment income, partially offset by the increase in expenses in the year ended December 31, 2017.

Net realized and unrealized gain or loss

Net realized loss for the years ended December 31, 2018, 2017 and 2016 was $28.8 million, $20.7 million and $15.0 million, respectively. Net realized losses during the year ended December 31, 2018 were comprised primarily of a $25.8 million loss realization on the disposition of our loan to RM OpCo, LLC ("Real Mex") and a $4.1 million loss realization on the disposition of our loan to Globecomm Systems, Inc. Our loan to Real Mex was part of our legacy pre-IPO strategy and had generated significant income prior to the disposition.

Net realized losses during the year ended December 31, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore International, Inc., a $7.1 million loss realization on the restructuring of our loan to Globecomm Systems, Inc., and a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group. The realized losses for all of these investments were triggered in connection with recapitalizations of these investments still held by us at the time. These realized losses were partially offset by a $7.0 million gain on the sale of our equity in Blackline.

Net realized losses during the year ended December 31, 2016 were comprised primarily of a $12.6 million realization on the restructuring of our loan to CORE Entertainment, Inc. and a $3.0 million loss due to the taxable reorganization of our investment in Boomerang Tube, LLC.
For the years ended December 31, 2018, 2017 and 2016, the change in net unrealized appreciation/depreciation was $(19.1) million, $(2.1) million and $15.1 million, respectively. The change in net unrealized appreciation/depreciation for the year ended December 31, 2018 was comprised primarily of unrealized losses in four investments, including a $10.0 million mark down on our investment in AGY Holdings Corp., $9.4 million on our investment in Kawa Solar Holdings Limited and $8.5 million on our investment in Green Biologics Inc. as well as mark downs across the portfolio as a result of wider spreads, partially offset by the reversal of previously unrealized losses of $15.3 million from the disposition of our loan to Real Mex, as well as gains of $3.0 million on our investment in STG-Fairway Acquisitions, $2.8 million on our investment in SnapLogic, Inc. and $2.6 million on our investment in NEG Parent, LLC (CORE Entertainment). The change in net unrealized appreciation/depreciation for the year ended December 31, 2017 was comprised primarily of a $9.0 million markdown of Kawa Solar Holdings Limited as well as a $7.1 million markdown of Real Mex in line with industry comparables, partially offset by a $6.4 million markup on AGY Holdings Corp. and the reversal of previously recognized unrealized gains and losses. The change in net unrealized appreciation for the year ended December 31, 2016 was comprised primarily of realization of the previously recognized unrealized losses on CORE Entertainment, Inc., plus a $5.9 million gain on Securus Technologies, Inc. and a $4.7 million gain on Soasta, Inc. These gains were partially offset by a $5.1 million unrealized loss on Iracore International Inc.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the years ended December 31, 2018, 2017 and 2016, excise tax expenses of $0.1 million, $0.1 million and $0.6 million were recorded, respectively, based on the amount of tax-basis ordinary income carried forward at the respective year-end.

Incentive compensation

Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to SVCP's general partner within the Statement of Operations.  Incentive compensation included in operating expenses for the year ended December 31, 2018 and as an allocation and distribution to SVCP's general partner for the years ended December 31, 2017 and 2016 was $23.4 million, $22.7 million and $19.1 million, respectively. Incentive compensation for the years ended December 31, 2018, 2017 and 2016 was paid due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $45.5 million, $67.9 million and $76.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the year ended December 31, 2018 was primarily due to the larger net realized and unrealized loss during the year ended December 31, 2018 compared to the year ended December 31, 2017. The lower net increase in net assets applicable to common shareholders resulting from operations during the year ended December 31, 2017 is primarily due to the larger net realized and unrealized loss during the year ended December 31, 2017 compared to the year ended December 31, 2016, partially offset by the higher net investment income during the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	767	$13.94	*	$10,693
______________

*	Weighted-average price per share.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 21, 2019, to be in effect through the earlier of two trading days after our first quarter 2019 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	73,416	$14.25	*	$1,046,475
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at December 31, 2018 were as follows:

	Maturity	Rate		Carrying Value*		Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%		$82,000,000	†	$88,000,000	$170,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,501,207		—	107,501,207
2022 Convertible Notes ($140 million par)	2022	4.625%		137,980,185		—	137,980,185
2022 Notes ($175 million par)	2022	4.125%		174,525,996		—	174,525,996
TCPC Funding Facility	2022	L+2.00%	‡	212,000,000		88,000,000	300,000,000
SBA Debentures	2024−2028	2.77%	§	98,000,000		52,000,000	150,000,000
Total leverage				812,007,388		$228,000,000	$1,040,007,388
Unamortized issuance costs				(6,805,196)
Debt, net of unamortized issuance costs				$805,202,192
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2018, $3.0 million of the outstanding amount were short-term borrowings bearing interest at a rate of Prime plus 2.25%.

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

As of December 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equaled at least 200% after such borrowing. As of December 31, 2018, the Company’s asset coverage ratio was 216%. Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Program from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash used in operating activities during the year ended December 31, 2018 was $46.4 million. Our primary use of cash in operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $107.1 million, partially offset by net investment income (net of non-cash income and expenses) of approximately $60.7 million.

Net cash used in financing activities was $12.3 million during the year ended December 31, 2018, consisting primarily of $84.7 million in regular dividends paid on common equity, payment of $3.6 million in debt issuance costs and $1.0 million in repurchases of common shares, partially offset by $77.0 million of net borrowings of debt.

At December 31, 2018, we had $27.9 million in cash and cash equivalents.

The SVCP 2022 Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP 2022 Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP 2022 Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2018, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2019 Convertible Notes, SVCP 2022 Facility, the 2022 Convertible Notes, the TCPC Funding Facility and the 2022

Notes mature in December 2019, February 2022, March 2022, May 2022 and August 2022, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

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

The following tables summarize dividends declared for the year ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
November 8, 2018	December 17, 2018	December 31, 2018	Regular	0.36	21,164,257
				$1.44	$84,693,499

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
August 3, 2017	September 15, 2017	September 29, 2017	Regular	0.36	21,165,193
November 7, 2017	December 15, 2017	December 29, 2017	Regular	0.36	21,184,948
				$1.44	$82,610,362

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the year ended December 31, 2018 and 2017:

	2018	2017
Shares Issued	767	643
Average Price Per Share	$13.94	$16.46
Proceeds	$10,693	$10,585

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	Each of the Company, TCPC Funding, and the SBIC has entered into an investment management agreement with the Advisor.

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

Recent Developments

From January 1, 2019 through February 27, 2019, the Company has invested approximately $79.1 million primarily in four senior secured loans with a combined effective yield of approximately 10.6%.

On February 21, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 8, 2018, the stockholders of the Company approved (i) the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “Asset Coverage Ratio Election”), and, as a result, effective on February 9, 2019, our asset coverage ratio requirement applicable to senior securities was reduced from 200% to 150%, and (ii) an amended investment management agreement to be effective on February 9, 2019 (the “Amended Agreement”) between the Company and the Advisor. The Amended Agreement permits the Advisor to serve as investment advisor to the Company on substantially the same terms as the existing agreement between the Company and the Advisor other than (i) a reduction to the management fee on total assets (excluding cash and cash equivalents) financed using leverage over 1.0x debt-to-equity from 1.5% to 1.0%, (ii) a reduction to the incentive compensation on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5% and (iii) a reduction to the cumulative total return hurdle from 8% to 7%. The Company intends to continue to operate in a manner that will maintain its investment grade rating.

On February 28, 2019, the Company’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 29, 2019 to stockholders of record as of the close of business on March 15, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2018, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2018, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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
Based on our December 31, 2018 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$44,247,573	$(8,820,000)	$35,427,573
Up 200 basis points	29,498,382	(5,880,000)	23,618,382
Up 100 basis points	14,749,191	(2,940,000)	11,809,191
Down 100 basis points	(14,749,191)	2,940,000	(11,809,191)
Down 200 basis points	(27,550,546)	5,880,000	(21,670,546)
Down 300 basis points	(32,389,502)	8,203,188	(24,186,314)

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Blackrock TCP Capital Corp. (the "Company") and subsidiaries, including the consolidated schedule of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, changes in net assets for each of the three years in the period then ended, financial highlights (in Note 10) for each of the four years in the period then ended, and the related notes and consolidating schedules and statements listed in Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets , cash flows for each of the three years in the period then ended, and financial highlights for each of the four years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial highlights of the Company for the year ended December 31, 2014, were audited by other auditors whose report dated March 9, 2015, expressed an unqualified opinion on those statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2019

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blackrock TCP Capital Corp. (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2019

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2018	December 31, 2017

Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,460,936,257 and $1,356,459,251, respectively)	$1,463,800,744	$1,362,514,206
Companies 5% to 25% owned (cost of $78,353,253 and $84,153,698, respectively)	63,193,357	75,635,342
Companies more than 25% owned (cost of $110,258,458 and $106,543,799, respectively)	70,291,689	76,383,155
Total investments (cost of $1,649,547,968 and $1,547,156,748, respectively)	1,597,285,790	1,514,532,703

Cash and cash equivalents (including restricted cash of $0 and $798,108, respectively)	27,920,402	86,625,237
Accrued interest income:
Companies less than 5% owned	20,898,838	18,533,095
Companies 5% to 25% owned	678,057	817,984
Companies more than 25% owned	124,009	16,859
Deferred debt issuance costs	4,843,985	3,276,838
Receivable for investments sold	—	431,483
Prepaid expenses and other assets	7,784,608	5,188,169
Total assets	1,659,535,689	1,629,422,368

Liabilities
Debt, net of unamortized issuance costs of $6,805,196 and $8,624,072, respectively	805,202,192	725,200,281
Interest payable	8,747,872	7,771,537
Incentive compensation payable	5,840,346	5,983,135
Management and advisory fees payable	5,247,344	—
Payable to the Advisor	1,226,372	800,703
Payable for investments purchased	908,759	16,474,632
Unrealized depreciation on swaps	—	603,745
Accrued expenses and other liabilities	1,888,077	1,860,209
Total liabilities	829,060,962	758,694,242

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$830,474,727	$870,728,126

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,774,607 and 58,847,256 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	$58,775	$58,847
Paid-in capital in excess of par	1,000,073,183	1,038,855,948
Distributable earnings (loss)	(169,657,231)	(168,186,669)
Net assets applicable to common shareholders	$830,474,727	$870,728,126

Net assets per share	$14.13	$14.80

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	8.81%	11.56%	6/1/2020	$22,500,000	$22,288,567	$22,343,623	1.37%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR (Q)	1.37%	8.13%	10.88%	9/30/2021	$37,775,057	37,432,000	37,727,838	2.32%	H/N
								59,720,567	60,071,461	3.69%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (Q)	—	7.25%	9.81%	12/14/2021	$12,945,769	12,802,291	13,130,247	0.81%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (Q)	—	7.25%	9.81%	2/28/2022	$7,683,837	7,594,071	7,793,332	0.48%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (Q)	—	7.25%	9.81%	7/31/2022	$3,205,798	3,166,674	3,296,682	0.20%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (Q)	—	7.25%	9.81%	9/30/2022	$4,912,965	4,845,174	5,051,510	0.31%	N
Mesa Airlines, Inc.	Engine Acquisition Term loan C-3	LIBOR (Q)	—	7.25%	9.81%	2/28/2023	$1,353,738	1,332,947	1,391,236	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$1,027,521	1,018,433	1,014,163	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$1,229,633	1,218,758	1,213,648	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$1,406,638	1,394,198	1,388,352	0.09%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$979,415	970,753	966,683	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR (Q)	—	7.50%	10.04%	5/1/2022	$1,021,301	1,012,097	1,008,024	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR (Q)	—	7.50%	10.04%	5/1/2022	$1,071,436	1,061,780	1,057,507	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR (Q)	—	7.50%	10.04%	5/1/2022	$1,648,638	1,633,781	1,627,206	0.10%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR (Q)	—	7.50%	10.04%	8/1/2022	$683,862	677,658	674,972	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR (Q)	—	7.50%	10.04%	8/1/2022	$647,598	641,723	639,179	0.04%	N
								39,370,338	40,252,741	2.47%
Amusement and Recreation
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.75%	8.22%	6/15/2024	$—	(15,165)	—	—	K/N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.75%	8.22%	6/15/2024	$122,222	119,176	119,139	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	8.22%	6/15/2024	$1,500,000	1,472,068	1,472,250	0.09%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR (M)	—	13.50%	15.85%	2/1/2021	$5,502,976	5,439,653	5,414,929	0.33%	L/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.30%	11/3/2020	$23,739,142	23,504,334	24,037,068	1.48%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.30%	11/3/2020	$856,164	848,517	856,165	0.05%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.30%	11/2/2022	$1,415,726	1,402,020	1,433,494	0.09%	N
								32,770,603	33,333,045	2.05%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.50%	10.02%	7/25/2021	$2,496,448	2,442,261	2,490,207	0.15%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.02%	7/25/2021	$13,807,225	13,691,491	13,772,707	0.85%	N
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	6.25%	9.06%	5/22/2023	$481,249	472,488	487,746	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR (Q)	—	6.25%	9.06%	5/22/2023	$16,046,661	15,753,256	16,263,291	1.00%	N
								32,359,496	33,013,951	2.03%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Business Support Services
STG-Fairway Acquisitions, Inc.(First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	11.96%	6/30/2023	$31,000,000	$30,671,781	$31,000,000	1.91%	N

Chemicals
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	12.56%	4/1/2019	$5,773,290	5,728,080	5,799,558	0.36%	L/N

Computer Systems Design and Related Services
Fidelis Acquisitionco, LLC	First Lien Term Loan B	LIBOR (M)	—	8.00% PIK	10.44%	12/31/2022	$25,904,525	25,904,525	22,562,841	1.39%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan C	LIBOR (M)	—	10.00% PIK	12.44%	12/31/2022	$25,240,108	25,240,108	21,663,585	1.33%	N
								51,144,633	44,226,426	2.72%
Construction
Brannan Sand Gravel Company, LLC	First Lien Term Loan	LIBOR (Q)	—	5.25%	8.06%	7/3/2023	$9,403,553	9,272,489	9,417,659	0.58%	N

Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	6.50%	8.96%	12/21/2021	$22,432,442	22,185,057	22,498,697	1.38%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,452,195	28,998,633	1.78%	E/G/H
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.80%	7/20/2022	$3,833,333	3,762,444	3,765,867	0.23%	N
RSB-160, LLC (Lat20)	First Lien Incremental Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.80%	7/20/2022	$—	—	10,646	—	N
								53,399,696	55,273,843	3.39%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.25%	9.06%	12/20/2021	$5,737,148	5,737,148	5,823,206	0.36%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	9.06%	12/20/2021	$14,278,605	14,188,274	14,492,784	0.89%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.25%	9.06%	12/20/2021	$—	(4,047)	—	—	K/N
Pacific Union Financial, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.85%	4/21/2022	$24,583,333	24,410,715	24,891,854	1.53%	N
								44,332,090	45,207,844	2.78%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.00%	7.48%	9/20/2022	$20,772,306	20,444,242	20,634,170	1.27%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	5.00%	7.48%	9/20/2022	$—	(22,511)	(10,040)	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.46%	12/7/2022	$27,792,848	27,330,546	27,695,573	1.70%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.46%	12/7/2022	$—	(29,490)	(6,547)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.52%	10/31/2025	$9,590,821	9,562,544	9,339,062	0.57%	G
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (Q)	—	5.50% Cash+2.50% PIK	10.50%	6/1/2021	$50,827,704	50,270,460	50,601,521	3.11%	L/N
Donuts Inc.	First Lien Revolver	LIBOR (Q)	1.00%	6.25%	9.05%	9/17/2023	$373,849	344,520	363,194	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	9.05%	9/17/2023	$10,965,517	10,652,302	10,653,000	0.66%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.39%	5/1/2022	$11,384,532	11,264,016	11,430,070	0.70%	N
Pulse Secure, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	9.39%	5/1/2022	$—	(13,473)	—	—	K/N
SnapLogic, Inc.	First Lien Term Loan	LIBOR (Q)	—	7.81% Cash+2.00% PIK	12.56%	3/1/2022	$31,313,470	30,684,121	31,313,470	1.93%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.77%	5/5/2025	$4,275,000	4,234,570	4,058,578	0.25%
Web.com Group Inc.	Second Lien Term Loan	LIBOR (Q)	—	7.75%	10.17%	10/11/2026	$23,493,200	23,320,082	23,317,001	1.43%	J/N
								188,041,929	189,389,052	11.64%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%Cash+2.00% PIK	16.31%	7/16/2020	$15,196,285	$15,200,725	$15,196,285	0.94%	H/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	12.55%	1/31/2020	$31,075,558	30,932,264	30,997,869	1.91%	N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.19%	12/31/2020	$37,886,155	37,654,959	38,113,472	2.35%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.19%	12/31/2020	$14,993,418	14,790,062	15,083,378	0.93%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	12.40%	11/4/2021	$26,358,696	25,955,777	25,122,473	1.55%	H/N
Certify, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	6.25%	8.77%	1/30/2022	$15,863,835	15,632,297	15,625,877	0.96%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR (Q)	—	6.25% Cash+2.00% PIK	11.06%	2/1/2023	$16,016,055	15,742,618	16,118,558	0.99%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.80%	9/19/2025	$24,840,563	24,634,138	24,343,752	1.50%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	4.80% Cash+8.45% PIK	16.06%	1/26/2022	$21,976,505	21,542,497	20,751,314	1.28%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	9.02%	9/12/2024	$7,851,765	7,699,495	7,698,655	0.47%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50%	9.02%	9/12/2024	$—	(9,323)	(9,569)	—	K/N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.61%	11/13/2022	$14,160,797	13,927,609	13,990,868	0.86%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	10.61%	11/13/2022	$—	(18,815)	(14,569)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$20,884,731	20,520,511	20,529,691	1.26%	N
Lithium Technologies, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$—	(25,897)	(25,978)	—	K/N
Lithium Technologies, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$7,131,905	6,977,108	7,010,663	0.43%	N
Lithium Technologies, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$—	(9,610)	(7,739)	—	K/N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR (M)	—	6.25%	8.69%	12/5/2023	$4,444,444	4,356,066	4,355,556	0.27%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.69%	12/5/2023	$—	(5,473)	(5,556)	—	K/N
Team Software, Inc.	First Lien Revolver	LIBOR (Q)	—	5.50%	8.31%	9/17/2023	$—	(49,632)	(49,508)	—	K/N
Team Software, Inc.	First Lien Term Loan	LIBOR (Q)	—	5.50%	8.31%	9/17/2023	$13,167,038	12,979,534	12,981,383	0.80%	N
Telarix, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	8.47%	11/19/2023	$7,500,000	7,388,692	7,387,500	0.45%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.00%	8.47%	11/19/2023	$—	(5,231)	(5,357)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (Q)	—	8.88%	11.63%	9/1/2020	$19,117,528	18,692,528	19,569,008	1.20%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	9.88%	12.63%	6/1/2019	$1,973,398	1,955,853	1,888,937	0.12%	L/N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	7.25%	9.78%	7/31/2022	$2,726,918	2,680,492	2,726,918	0.17%	N
Xactly Corporation	First Lien Term Loan	LIBOR (Q)	1.00%	7.25%	9.78%	7/31/2022	$16,397,517	16,146,078	16,397,517	1.01%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (Q)	1.00%	7.25%	9.78%	7/31/2022	$—	(20,188)	—	—	K/N
								315,265,134	315,771,398	19.45%
Educational Support Services
Edmentum, Inc.	First Lien Term Loan B	LIBOR (Q)	—	8.50%	11.03%	6/9/2021	$6,187,476	5,276,592	6,187,478	0.38%	B/N
Edmentum, Inc.	Junior Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$1,153,071	1,153,071	1,153,076	0.07%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,719,061	7,719,061	7,719,069	0.47%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,375,453	3,375,453	3,375,453	0.21%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$15,931,540	15,700,810	11,152,078	0.69%	B/N
								33,224,987	29,587,154	1.82%
Electronic Component Manufacturing
Adesto Technologies Corporation	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	11.56%	5/8/2022	$17,816,424	16,762,198	16,979,052	1.04%	N
Soraa, Inc.	Tranche A Term Loan (4.33% Exit Fee)	LIBOR (Q)	0.44%	9.33%	12.15%	12/31/2019	$5,425,530	5,345,178	5,042,759	0.31%	L/N
								22,107,376	22,021,811	1.35%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$27,839,419	$27,839,419	$27,839,419	1.71%	E/F/N

Financial Investment Activities
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR (M)	—	8.25%	10.77%	10/1/2026	$27,105,263	26,835,011	26,969,737	1.66%	N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR (M)	—	9.50%	11.80%	4/12/2025	$38,000,000	38,000,000	36,540,800	2.25%	H/I/N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.25%	10.77%	1/31/2026	$—	(123,019)	(135,726)	(0.01)%	K/N
HighTower Holding, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.64%	1/31/2026	$15,080,645	14,696,998	14,748,871	0.91%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.55%	10/16/2025	$4,333,333	4,314,098	4,268,333	0.26%	N
								83,723,088	82,392,015	5.07%
Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.02%	2/14/2021	$29,288,064	29,037,391	29,727,385	1.83%	N

Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR (M)	—	6.25%	8.77%	10/31/2024	$4,583,333	4,493,433	4,491,667	0.28%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.77%	10/31/2024	$—	(8,102)	(8,333)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.76%	12/19/2025	$16,417,578	16,312,313	16,253,402	1.00%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (M)	1.00%	5.50%	8.02%	1/24/2021	$5,610,000	5,569,506	5,565,120	0.34%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (M)	1.00%	5.50%	8.02%	1/24/2021	$600,000	588,544	586,286	0.04%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	8.02%	1/24/2021	$4,178,571	4,148,342	4,145,143	0.26%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.57%	8/15/2020	$20,151,515	20,017,875	20,092,068	1.24%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.57%	8/15/2020	$4,371,000	4,329,254	4,358,106	0.27%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	8/15/2020	$12,000,000	11,941,059	11,964,600	0.74%	N
								67,392,224	67,448,059	4.17%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	10.27%	9/29/2025	$15,000,000	14,897,544	14,775,000	0.91%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.75%	10.31%	12/28/2023	$24,445,537	24,261,768	24,449,204	1.50%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	Prime	—	7.25%	12.75%	10/12/2023	$10,793,402	10,503,078	10,496,583	0.65%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	Prime	—	7.00%	12.25%	10/12/2023	$41,374,706	40,270,155	40,236,902	2.48%	N
								89,932,545	89,957,689	5.54%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	5/1/2020	$939,723	937,704	938,078	0.06%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	5/1/2020	$38,013,149	37,925,182	37,946,626	2.33%	N
								38,862,886	38,884,704	2.39%
Metal Manufacturing
Neenah Foundry Company	First Lien Term Loan B	LIBOR (Q)	—	6.50%	9.12%	12/13/2022	$5,218,642	5,173,487	5,166,455	0.32%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	10.80%	10/17/2022	$1,574,099	1,574,099	1,574,099	0.10%	B/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Information Services
Discoverorg, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	11.03%	2/26/2024	$3,419,277	$3,404,541	$3,435,005	0.21%	N
Discoverorg, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	11.03%	2/26/2024	$12,839,252	12,738,498	12,898,312	0.79%	N
								16,143,039	16,333,317	1.00%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$9,777,740	8,096,057	9,777,740	0.60%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,049,146	1,049,146	1,049,147	0.06%	B/N
								14,014,780	15,696,464	0.96%
Other Real Estate Activities
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.51%	4/17/2024	$25,076,693	24,873,125	25,828,994	1.59%	N

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.77%	11/1/2025	$25,846,154	25,636,438	25,006,154	1.54%

Pharmaceuticals
P&L Development, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.40%	5/18/2022	$489,643	489,643	460,460	0.03%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	11.63%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	7.50%	9.94%	9/21/2022	$—	(14,023)	(1,800)	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	7.50%	9.94%	9/21/2022	$11,412,284	11,255,232	11,395,166	0.70%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	10.30%	6/26/2022	$6,783,498	6,717,412	6,825,895	0.42%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	7.50%	10.30%	6/26/2022	$—	(3,994)	—	—	K/N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	7.50%	10.30%	6/26/2022	$1,307,421	1,291,842	1,315,592	0.08%	N
								19,246,469	19,534,853	1.20%
Radio and Television Broadcasting
NEP II, Inc.	Second Lien Term Loan	LIBOR (M)	—	7.00%	9.52%	10/19/2026	$18,769,990	18,676,292	17,737,641	1.09%	G/N

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	11.85%	1/12/2020	$14,000,000	13,945,511	13,878,900	0.85%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.25%	8.77%	10/13/2022	$—	—	19,286	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.25%	8.77%	10/13/2022	$2,857,143	2,817,711	2,840,000	0.17%	N
								16,763,222	16,738,186	1.02%
Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	11.18%	9/12/2022	$7,525,874	7,376,741	7,531,142	0.46%	N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,524,339	1,491,697	1,152,172	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00%	9.00%	10/1/2022	$3,889,686	3,808,971	2,940,019	0.18%	E/G/H/N
								5,300,668	4,092,191	0.25%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (Q)	—	5.75%	8.55%	4/29/2020	$1,857,267	$1,747,856	$1,792,262	0.11%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	Second Lien Term Loan	LIBOR (Q)	—	7.75%	10.55%	4/29/2020	$4,189,589	2,787,441	3,906,792	0.24%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.93%	11/3/2021	$34,494,622	34,071,469	32,769,891	2.02%	G/H/N
								38,606,766	38,468,945	2.37%
Support Activities for Rail Transportation
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR (M)	—	6.50%	8.93%	12/13/2021	$3,214,286	3,150,403	3,182,143	0.20%	N

Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.55%	6/1/2025	$7,611,914	7,544,882	7,516,765	0.46%	G/N

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,773,807	0.11%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	8.50%	11.25%	8/1/2020	$5,434,622	5,387,085	5,355,005	0.33%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	11.44%	14.19%	8/1/2020	$2,951,368	2,798,858	2,958,156	0.18%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$14,155,971	14,155,971	11,682,923	0.72%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$8,668,850	8,668,850	2,922,269	0.18%	C/F/H/N
								32,784,571	24,692,160	1.52%
Wholesalers
FreePoint Commodities, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.71%	6/13/2023	$15,000,000	14,855,083	14,875,500	0.92%	N

Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	10.55%	10/25/2022	$17,500,308	17,152,164	17,363,805	1.07%	N
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.80%	5/15/2023	$807,706	789,592	794,042	0.05%	N
								17,941,756	18,157,847	1.12%

Total Debt Investments								1,526,248,949	1,515,109,263	93.22%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	$185,450	$130,725	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	340,200	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	558,388	0.03%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	164,095	0.01%	C/E/H/N
				767,709	1,193,408	0.07%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	2,527,274	2,826,708	0.17%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	2,608,991	2,896,083	0.18%	E/F/N
Epic Aero, Inc (One Sky)	Common Stock		1,842	855,313	5,030,670	0.31%	C/N
				5,991,578	10,753,461	0.66%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	33,995	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	2,708,384	0.17%	C/E/N
				556,370	2,742,379	0.17%
Chemicals
Green Biologics, Inc.	Common Stock		34,761,145	18,522,593	3,670,777	0.23	B/C/E/H/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	814,640	0.05	C/E/N
				19,127,859	4,485,417	0.28%
Computer Systems Design and Related Services
Fidelis Topco LP	Warrants to Purchase Series A Preferred Units	7/20/2028	21,888,917	—	663,234	0.04	C/E/N
Fidelis Topco LP	Warrants to Purchase Series B Preferred Units	7/20/2028	24,972,917	—	756,679	0.05	C/E/N
				—	1,419,913	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,418,746	0.09	C/E/F/N
Domo, Inc.	Warrants to Purchase Common Stock	12/30/2027	33,993	264,624	296,840	0.02	C/E/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	2,510,070	0.15	C/E/N
				27,353,394	4,225,656	0.26%
Diversified Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	456,745	0.03	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	647,316	0.04	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	9,936	—	C/E/N
				982,949	1,113,997	0.07%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	—	—	—	B/C/E/N
				680,226	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Electronic Component Manufacturing
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	$846,724	$76,356	—	C/E/N
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	207,658	0.01%	C/E/N
				1,325,623	284,014	0.01%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		15,744,416	15,744,416	18,931,734	1.16%	E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		5,919,194	5,919,194	6,590,430	0.41%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		16,861,296	16,861,296	17,308,120	1.06%	E/I/N
				22,780,490	23,898,550	1.47%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	26,254	—	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,543,086	0.40%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	364,299	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	367,914	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,118,110	0.07%	B/C/N
				3,166,925	8,393,409	0.51%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	969,224	0.06%	B/C/E/N
				1,091,200	969,224	0.06%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	1,375,243	0.08%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N

Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	847,398	0.05%	C/D/H

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Scientific Research and Development Services
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	$—	$—	—	C/E/H/N
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/H/N
				—	—	—
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	448,000	76,950	50,714	—	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	221,320	0.01%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,554,187	272,034	0.01%

Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	1,199,288	0.07%	C/D/E/H/N

Total Equity Securities				123,299,019	82,176,527	5.06%

Total Investments				$1,649,547,968	$1,597,285,790

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					27,920,402	1.72%
Cash and Cash Equivalents					27,920,402	1.72%

Total Cash and Investments					$1,625,206,192	100.00%	M

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $634,002,472 and $512,795,715, respectively, for the twelve months ended December 31, 2018. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2018 was $1,553,748,812 or 95.6% of total cash and investments of the Company. As of December 31, 2018, approximately 15.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (M)	—	8.81%	10.31%	6/1/2020	$18,750,000	$18,410,907	$18,383,250	1.15%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Tranche 1 Term Loan (4.00% Exit Fee)	LIBOR (M)	1.37%	8.13%	9.63%	12/31/2019	$24,897,542	24,417,800	24,593,791	1.54%	H/L/N
Videology Media Technologies, LLC	First Lien UK Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	10.00%	11.48%	1/10/2020	$6,299,020	6,299,020	6,115,830	0.38%	L/N
Videology Media Technologies, LLC	First Lien US Revolver (2.0% Exit Fee)	LIBOR (M)	1.00%	8.50%	9.98%	1/10/2020	$3,047,945	3,047,945	3,032,930	0.19%	L/N
								52,175,672	52,125,801	3.26%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (M)	—	7.25%	8.88%	12/14/2021	$14,609,503	14,400,062	14,686,203	0.92%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (M)	—	7.25%	8.88%	2/28/2022	$8,515,704	8,389,636	8,519,110	0.53%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (M)	—	7.25%	8.88%	7/31/2022	$3,538,544	3,486,116	3,508,467	0.22%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (M)	—	7.25%	8.88%	9/30/2022	$5,412,085	5,320,659	5,339,563	0.33%	N
								31,596,473	32,053,343	2.00%
Amusement and Recreation
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	10.19%	11/3/2020	$24,342,738	23,991,933	23,790,158	1.49%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash + 2.00%PIK	N/A	11/3/2020	$—	(12,135)	(19,435)	—	K/N
								23,979,798	23,770,723	1.49%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.07%	7/25/2021	$13,626,146	13,467,549	13,769,221	0.86%	N

Business Support Services
Enerwise Global Technologies, Inc.	Sr Secured Revolving Loan	LIBOR (Q)	0.23%	8.52%	N/A	11/30/2018	$—	—	(23,000)	—	K/N
Enerwise Global Technologies, Inc.	Sr Secured Term Loan (3.77% Exit Fee)	LIBOR (Q)	0.23%	9.27%	10.60%	11/30/2019	$22,687,500	22,487,892	22,557,047	1.41%	L/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	10.73%	6/30/2023	$31,000,000	30,637,657	29,676,300	1.85%	N
								53,125,549	52,210,347	3.26%
Chemicals
Anuvia Plant Nutrients Holdings, LLC	Sr Secured Term Loan (8.0% Exit Fee)	LIBOR (M)	—	10.63%	12.13%	2/1/2018	$1,147,372	1,159,323	1,147,372	0.07%	L/N
Green Biologics, Inc.	Convertible Note	Fixed	—	10.00% PIK	10.00%	6/30/2019	$7,500,000	7,467,998	4,472,250	0.28%	E/N
Green Biologics, Inc.	Sr Secured Term Loan (12.4 % Exit Fee)	Fixed	—	10.00% PIK	10.00%	12/31/2020	$8,312,637	8,272,422	5,160,485	0.32%	L/N
iGM RFE1 B.V. (Netherlands)	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	8.00%	9.69%	10/12/2021	$871,842	866,740	915,260	0.06%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	LIBOR (Q)	—	8.00%	9.69%	10/12/2021	$3,767,969	3,745,385	3,955,614	0.25%	H/N
iGM RFE1 B.V. (Netherlands)	First Lien Term Loan	EURIBOR (Q)	—	8.00%	8.00%	10/12/2021	€6,377,358	6,966,626	8,037,289	0.50%	D/H/N
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	11.31%	4/1/2019	$8,969,791	8,664,362	8,848,699	0.55%	L/N
								37,142,856	32,536,969	2.03%
Communications Equipment Manufacturing
Globecomm Systems, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.25%	7.63%	9.11%	12/21/2021	$175,824	171,604	175,824	0.01%	B/N
Globecomm Systems, Inc.	First Tranche Term Loan	LIBOR (Q)	1.25%	5.50%	7.06%	12/11/2021	$7,200,000	7,200,000	7,200,000	0.45%	B/N
Globecomm Systems, Inc.	Second Tranche Term Loan	LIBOR (Q)	1.25%	8.00%	9.56%	12/11/2021	$2,400,000	2,400,000	2,400,000	0.15%	B/N
Globecomm Systems, Inc.	Third Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$1,248,000	1,248,000	1,248,000	0.08%	B/N
Globecomm Systems, Inc.	Fourth Tranche Term Loan	Fixed	—	12.50% PIK	12.50%	12/11/2021	$2,256,000	2,256,000	2,256,000	0.14%	B/N
								13,275,604	13,279,824	0.83%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Computer Systems Design and Related Services
Aptos Inc. (Canada)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.75%	8.44%	9/1/2022	$7,918,930	$7,806,963	$7,839,741	0.49%	H/N
Aptos Inc. (Canada)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.44%	9/1/2022	$9,837,500	9,677,911	9,739,125	0.61%	H/N
Bracket Intermediate Holding Corp.	Second Lien Term Loan	LIBOR (Q)	1.00%	9.00%	10.48%	3/14/2024	$10,925,551	10,622,213	10,783,519	0.67%	N
Dealersocket, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.49%	2/10/2021	$14,875,000	14,462,683	14,875,000	0.93%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	6.00% Cash + 2.00%PIK	9.38%	11/4/2019	$43,440,093	43,045,225	39,712,933	2.48%	N
Fidelis Acquisitionco, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	9.38%	11/4/2019	$3,182,143	3,182,143	2,909,115	0.18%	N
Marketo, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.50%	11.19%	8/16/2021	$23,295,455	22,749,196	23,295,455	1.45%	N
Marketo, Inc.	Senior Secured Revolver	LIBOR (Q)	1.00%	9.50%	N/A	8/16/2021	$—	(37,215)	—	—	K/N
								111,509,119	109,154,888	6.81%
Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	9.50%	10.98%	12/21/2021	$22,432,442	22,090,438	22,971,871	1.43%	N
Caliber Home Loans, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	8.07%	6/30/2020	$17,111,111	16,968,821	17,111,111	1.07%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,425,923	27,530,552	1.72%	E/G/H/N
								66,485,182	67,613,534	4.22%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.75%	8.45%	12/20/2021	$14,622,123	14,503,579	14,622,123	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.75%	N/A	12/20/2021	$—	(5,405)	—	—	K/N
Pacific Union Financials, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	8.86%	4/21/2022	$25,000,000	24,774,024	25,000,000	1.56%	N
								39,272,198	39,622,123	2.47%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	7.86%	9/20/2022	$22,647,306	22,214,352	22,381,200	1.40%	N
Applause App Quality, Inc.	First Revolver	LIBOR (Q)	1.00%	6.50%	N/A	9/20/2022	$—	(28,508)	(17,740)	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	9.41%	12/7/2022	$32,792,848	32,136,991	32,136,991	2.01%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	N/A	12/7/2022	$—	(43,556)	(44,143)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.38%	10/31/2025	$11,988,526	11,947,192	12,080,359	0.75%
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (M)	—	5.50% Cash + 2.50%PIK	9.50%	2/1/2021	$25,494,938	24,834,102	25,074,781	1.57%	L/N
Internap Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.41%	4/3/2022	$8,163,812	8,054,758	8,262,472	0.52%	J
Intralinks, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.70%	11/14/2025	$4,045,291	4,004,922	4,045,291	0.25%	N
IO Data Centers, USA, LLC	First Lien Term Loan	Fixed	—	9.00%	9.00%	1/15/2020	$15,000,000	15,000,000	15,000,000	0.94%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	8.34%	5/1/2022	$11,961,813	11,800,299	11,997,700	0.75%	N
Pulse Secure, LLC	Revolver	LIBOR (Q)	1.00%	7.00%	N/A	5/1/2022	$—	(17,489)	—	—	K/N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.82%	5/5/2025	$9,675,000	9,607,335	9,729,422	0.61%
								139,510,398	140,646,333	8.80%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	13.50%	16.38%	7/16/2018	$17,446,997	$17,452,145	$17,446,997	1.09%	H/N
Actifio, Inc.	First Lien Term Loan (2.0% Exit Fee)	LIBOR (M)	1.00%	7.50% Cash +1.00% PIK	10.00%	11/1/2020	$35,293,567	34,828,518	34,857,692	2.18%	L/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash + 1.25%PIK	11.08%	1/31/2020	$30,643,867	30,381,023	30,179,612	1.88%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash + 3.00%PIK	10.13%	3/31/2019	$36,791,873	36,573,746	37,150,593	2.32%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	11.37%	11/4/2021	$26,358,696	25,845,796	26,008,125	1.62%	H/N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.69%	9/19/2025	$24,325,623	24,095,710	24,295,216	1.52%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80% Cash + 8.45%PIK	13.00%	1/26/2022	$19,778,356	19,241,895	19,548,927	1.22%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.41%	11/13/2022	$14,160,797	13,882,080	13,877,581	0.87%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	N/A	11/13/2022	$—	(23,635)	(24,281)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.39%	10/3/2022	$20,884,731	20,434,582	20,414,823	1.28%	N
Lithium Technologies, LLC	First Revolver	LIBOR (Q)	1.00%	8.00%	N/A	10/3/2022	$—	(32,719)	(34,383)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	8.88%	10.38%	9/1/2020	$16,058,724	15,410,629	15,575,433	0.97%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (1.0% Exit Fee)	LIBOR (M)	0.62%	9.88%	11.25%	1/1/2019	$2,255,976	2,216,688	2,235,108	0.14%	L/N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	8.82%	7/31/2022	$16,397,517	16,089,310	16,143,356	1.01%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	N/A	7/31/2022	$—	(25,774)	(21,785)	—	K/N
								256,369,994	257,653,014	16.10%
Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$2,189,581	2,189,581	2,189,584	0.14%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,099,573	3,099,573	3,099,573	0.19%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$14,413,652	14,039,962	10,377,830	0.65%	B/N
								19,329,116	15,666,987	0.98%
Electronic Component Manufacturing
Soraa, Inc.	Tranche A Term Loan (3.0% Exit Fee)	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$7,570,571	7,531,474	7,449,820	0.47%	L/N
Soraa, Inc.	Tranche B Term Loan	LIBOR (M)	0.44%	9.33%	10.71%	3/1/2018	$1,603,779	1,593,183	1,579,883	0.10%	N
								9,124,657	9,029,703	0.57%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$30,827,391	30,827,391	30,827,391	1.93%	E/F/N

Facilities Support Services
NANA Development Corp.	First Lien Term Loan B	LIBOR (Q)	1.25%	6.75%	8.37%	3/15/2018	$116,662	116,039	116,662	0.01%	N

Financial Investment Activities
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.11%	10/16/2025	$9,333,333	9,286,899	9,403,333	0.59%	N

Grocery Stores
Bashas, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.50%	8.80%	10.30%	10/8/2019	$3,497,286	3,483,906	3,497,286	0.22%	N

Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.07%	2/14/2021	$29,288,064	28,933,992	29,712,741	1.86%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
Alera Group Intermediate Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.50%	6.86%	12/30/2022	$457,917	$449,703	$457,917	0.03%	N
Alera Group Intermediate Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.50%	N/A	12/30/2021	$—	(7,558)	—	—	K/N
Alera Group Intermediate Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	6.86%	12/30/2022	$3,381,568	3,353,038	3,381,568	0.21%	N
Association Member Benefits Advisors, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.31%	6/8/2023	$8,277,983	8,135,840	8,230,384	0.51%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.25%	8.25%	12/19/2025	$9,850,547	9,752,041	9,752,041	0.61%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (Q)	1.00%	5.50%	N/A	1/24/2021	$—	(57,726)	(58,286)	—	K/N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (Q)	1.00%	5.50%	N/A	1/24/2021	$—	(16,978)	(17,143)	—	K/N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.50%	6.90%	1/24/2021	$4,401,429	4,357,753	4,357,414	0.27%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	0.50%	13.62%	14.96%	8/29/2019	$20,075,758	19,756,604	20,075,758	1.25%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	0.50%	13.62%	15.08%	8/29/2019	$4,320,000	4,253,133	4,320,000	0.27%	N
								49,975,850	50,499,653	3.15%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.44%	9/29/2025	$15,000,000	14,890,502	15,225,000	0.95%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	9.65%	11.21%	3/21/2022	$32,220,576	31,934,409	31,932,202	1.99%	N
								46,824,911	47,157,202	2.94%
Management, Scientific, and Technical Consulting Services
Asentinel, LLC (Tangoe)	First Lien Last Out Term Loan	LIBOR (Q)	1.00%	10.77%Cash +0.50%PIK	12.96%	6/16/2022	$24,249,887	23,368,696	23,740,640	1.48%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	10.13%	10/31/2019	$22,948,395	22,732,919	22,948,395	1.43%	N
								46,101,615	46,689,035	2.91%
Metal Manufacturing
Neenah Foundries Company	First Lien Term Loan B	LIBOR (M)	—	6.50%	7.97%	12/13/2022	$5,872,557	5,813,832	5,843,195	0.36%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	9.69%	10/17/2022	$1,584,734	1,584,734	1,584,734	0.10%	N

Other Information Services
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.07%	2/26/2024	$12,839,252	12,715,576	12,707,649	0.79%	N

Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2018	$9,268,000	7,586,317	9,268,000	0.58%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2018	$1,049,146	1,049,146	1,049,147	0.07%	B/N
								13,505,040	15,186,724	0.95%
Other Real Estate Activities
Associations, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.96%	10.65%	12/23/2019	$12,762,279	12,681,580	12,762,279	0.80%	N
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	9.40%	4/17/2024	$25,202,549	24,956,798	25,661,235	1.60%	N
								37,638,378	38,423,514	2.40%
Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	9.87%	11/1/2025	$25,846,154	25,624,354	26,169,231	1.63%

Pharmaceuticals
Nephron Pharmaceuticals Corporation	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.75%	10.12%	8/7/2019	$41,439,197	40,499,748	41,298,303	2.58%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	10.63%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	9.00%	N/A	4/29/2021	$—	$(24,000)	$—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	9.00%	10.38%	4/29/2021	$7,962,890	7,847,037	8,050,482	0.50%	N
Patient Point Network Solutions, LLC	First Lien Second Out Term Loan	LIBOR (M)	1.00%	7.50%	9.07%	6/26/2022	$6,959,497	6,876,410	6,882,942	0.43%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.50%	N/A	6/26/2022	$—	(5,082)	(4,845)	—	K/N
								14,694,365	14,928,579	0.93%
Radio and Television Broadcasting
NEP/NCP Holdco, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.43%	1/23/2023	$11,536,391	11,509,202	11,637,334	0.73%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	9.50%	10.89%	1/12/2020	$14,000,000	13,892,791	13,949,600	0.87%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	8.50%	10/13/2022	$5,000,000	4,916,646	5,100,000	0.32%	N
								18,809,437	19,049,600	1.19%
Restaurants
RM OpCo, LLC (Real Mex)	Convertible Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$2,117,626	2,117,626	862,509	0.05%	B/N
RM OpCo, LLC (Real Mex)	First Lien Term Loan Tranche A	Fixed	—	7.00%	7.00%	3/30/2018	$4,899,257	4,615,870	4,899,257	0.31%	B/N
RM OpCo, LLC (Real Mex)	First Out Term Loan Tranche A	Fixed	—	8.50%	8.50%	3/30/2018	$—	(38,949)	—	—	B/K/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B	Fixed	—	8.50%	8.50%	3/30/2018	$10,398,622	10,398,622	—	—	B/C/N
RM OpCo, LLC (Real Mex)	Second Lien Term Loan Tranche B-1	Fixed	—	8.50%	8.50%	3/30/2018	$3,322,997	3,307,575	1,353,457	0.08%	B/N
RM OpCo, LLC (Real Mex)	Sr Convertible Second Lien Term Loan B	Fixed	—	8.50%	8.50%	3/30/2018	$7,250,973	7,250,973	7,250,973	0.45%	B/N
								27,651,717	14,366,196	0.89%
Retail
Bon-Ton, Inc.	First Lien Tranche A-1 Revolver	LIBOR (Q)	1.00%	9.50%	10.91%	3/15/2021	$15,515,269	15,341,877	15,422,178	0.96%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	10.18%	9/12/2022	$11,149,443	10,879,867	11,149,443	0.70%	N
								26,221,744	26,571,621	1.66%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	10.00%	10.00%	10/1/2021	$1,368,694	1,337,235	1,108,642	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	10.00%	10.00%	10/1/2021	$3,492,521	3,414,731	2,828,942	0.18%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Secured Third-Priority Note	Fixed	—	12.00%	12.00%	10/1/2023	$7,318,661	4,070,879	1,976,038	0.12%	E/G/H/N
								8,822,845	5,913,622	0.37%
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (Q)	—	2.50%	4.19%	4/29/2020	$1,857,267	1,675,566	1,847,981	0.11%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	Second Lien Term Loan	LIBOR (Q)	—	2.50%	4.19%	4/29/2020	$4,189,589	2,787,441	4,147,693	0.26%
Envigo Holdings, Inc. (BPA Laboratories, Inc.)	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	9.87%	11/3/2021	$34,843,373	34,277,807	34,930,481	2.18%	G
								38,740,814	40,926,155	2.55%
Textile Furnishings Mills
Lexmark Carpet Mills, Inc.	First Lien Term Loan (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.34%	12/19/2019	$20,748,146	20,748,146	20,561,413	1.28%	L/N
Lexmark Carpet Mills, Inc.	First Lien Term Loan B (1.5% Exit Fee)	LIBOR (Q)	1.00%	10.00%Cash + 1.00%PIK	12.34%	12/19/2019	$7,117,096	7,028,637	7,053,042	0.44%	L/N
								27,776,783	27,614,455	1.72%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	9.44%	6/1/2025	$7,611,914	7,538,934	7,726,092	0.48%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	6/30/2018	$666,667	$666,667	$666,667	0.04%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (M)	—	11.44%	12.94%	8/1/2020	$3,642,021	3,358,719	3,554,248	0.22%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	LIBOR (Q)	—	8.00% PIK	9.34%	7/2/2018	$16,233,432	16,233,433	16,233,431	1.01%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	7/2/2018	$7,048,850	7,048,850	7,048,850	0.44%	C/F/H/N
								27,307,669	27,503,196	1.71%
Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	9.12%	10/25/2022	$18,480,691	18,032,158	18,018,674	1.13%	N

Wireless Telecommunications Carriers
Gogo, LLC	Sr Secured Notes	Fixed	—	12.50%	12.50%	7/1/2022	$10,000,000	10,000,000	11,331,250	0.71%	E/G

Total Debt Investments								1,458,302,831	1,445,736,970	90.29%

Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock					5/4/2027	1,125,000	185,450	170,888	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock					8/15/2027	995,902	159,270	160,838	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock					9/18/2025	1,049,996	276,492	485,518	0.03%	C/E/H/N
								621,212	817,244	0.05%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,889,115	3,161,798	0.20%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,992,621	3,228,449	0.20%	E/F/N
Epic Aero, Inc. (One Sky)	Warrants to Purchase Common Stock					12/4/2018	1,843	855,313	3,534,383	0.22%	C/E/N
								6,737,049	9,924,630	0.62%
Business Support Services
Findly Talent, LLC	Membership Units						708,229	230,938	57,012	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units						803,961	325,432	950,925	0.06%	C/E/N
								556,370	1,007,937	0.06%
Chemicals
Green Biologics, Inc.	Warrants to Purchase Stock					10/1/2021	909,300	272,807	—	—	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock					3/29/2023	800,000	605,266	805,600	0.05%	C/E/N
								878,073	805,600	0.05%
Communications Equipment Manufacturing
HCT Acquisition, LLC (Globecomm)	Membership Units						909,300	531,575	531,575	0.03%	B/C/N

Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	1,418,746	0.09%	C/E/F/N
Domo, Inc.	Warrants to Purchase Series D-2 Preferred Stock					12/30/2027	1,835,636	264,624	264,882	0.02%	C/E/N
								26,975,672	1,683,628	0.11%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Software
Actifio, Inc.	Warrants to Purchase Series F Preferred Stock	5/5/2027	1,052,651	$188,770	$186,424	0.01%	C/E/N
Blackline, Inc.	Common Stock		1,797	4,450	58,941	—	C/J
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	590,790	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,335	369,215	0.02%	C/E/N
				987,397	1,205,370	0.07%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N

Electronic Component Manufacturing
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	1,843	—	C/E/N

Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		8,945,992	8,945,992	12,576,276	0.79%	C/E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		16,349,004	16,438,809	16,463,873	1.03%	E/I/N

Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	210,035	0.01%	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	4,345,010	0.27%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	111,875	0.01%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	112,985	0.01%	C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,201,138	0.08%	C/N
				3,166,925	5,771,008	0.37%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	11,034,519	0.69%	B/C/E/N
				1,091,200	11,034,519	0.69%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	3,458,749	0.22%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N

Restaurants
RM Holdco, LLC (Real Mex)	Equity Participation		24	—	—	—	B/C/E/N
RM Holdco, LLC (Real Mex)	Membership Units		13,161,000	2,010,777	—	—	B/C/E/N
				2,010,777	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	$480,048	$—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		245,368	3,086	28,614	—	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (BPA)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	—	—	—	C/E/N
Lions Holdings, Inc. (BPA)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/N
				—	—	—
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	1,027,700	0.06%	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	193,847	0.01%	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	1,100,000	248,555	250,360	0.02%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,477,237	1,471,907	0.09%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	1,757,777	0.11%	C/D/E/H/N

Total Equity Securities				88,853,917	68,795,733	4.30%

Total Investments				$1,547,156,748	$1,514,532,703

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					65,625,237	4.10%
Wells Fargo Treasury Plus Government Money Market Fund					21,000,000	1.31%
Cash and Cash Equivalents (including restricted cash of $798,108)					86,625,237	5.41%

Total Cash and Investments					$1,601,157,940	100.00%	M

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2017

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

BlackRock TCP Capital Corp.
Consolidated Statements of Operations

	Year Ended December 31,
	2018		2017		2016
Investment income
Interest income:
Companies less than 5% owned	$168,673,628		$155,374,375		$130,805,441
Companies 5% to 25% owned	2,713,602		2,117,440		3,677,389
Companies more than 25% owned	3,645,312		4,669,571		4,154,439
PIK income:
Companies less than 5% owned	9,128,512		5,290,187		3,109,628
Companies 5% to 25% owned	4,337,080		4,900,886		2,995,097
Companies more than 25% owned	649,680		1,174,886		276,420
Dividend income:
Companies less than 5% owned	—		16,627		—
Companies more than 25% owned	750,714		237,398		—
Lease income:
Companies more than 25% owned	297,827		294,366		1,571,280
Other income:
Companies less than 5% owned	5,473		1,767,821		1,442,096
Companies 5% to 25% owned	297,356		125,943		—
Companies more than 25% owned	—		—		148,975
Total investment income	190,499,184		175,969,500		148,180,765

Operating expenses
Interest and other debt expenses	40,468,761		33,091,143		25,192,990
Management and advisory fees	24,179,376		21,560,868		18,881,786
Incentive fee	23,346,164		N/A	*	N/A	*
Administrative expenses	2,393,582		2,327,870		1,693,304
Legal fees, professional fees and due diligence expenses	2,307,196		1,485,182		2,320,959
Director fees	794,278		571,685		423,904
Insurance expense	468,184		436,965		382,152
Custody fees	377,611		335,841		313,073
Other operating expenses	2,686,677		2,721,946		3,149,764
Total operating expenses	97,021,829		62,531,500		52,357,932

Net investment income before taxes	93,477,355		113,438,000		95,822,833
Excise tax expense	92,700		36,380		569,511
Net investment income	93,384,655		113,401,620		95,253,322

Net realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	856,650		(13,450,535)		(15,499,336)
Investments in companies 5% to 25% owned	(29,704,298)		(7,113,339)		417,446
Investments in companies more than 25% owned	—		(103,398)		79,742
Net realized loss	(28,847,648)		(20,667,272)		(15,002,148)

Change in net unrealized appreciation/depreciation	(19,061,125)		(2,123,011)		15,116,650
Net realized and unrealized gain (loss) on investments and foreign currency	(47,908,773)		(22,790,283)		114,502

Net increase in net assets from operations	45,475,882		90,611,337		95,367,824

Distributions of incentive allocation to general partner from:
Net investment income	N/A	*	(22,680,323)		(19,050,665)

Net increase in net assets applicable to common shareholders resulting from operations	$45,475,882		$67,931,014		$76,317,159

Basic and diluted earnings per common share	$0.77		$1.19		$1.50

Basic and diluted weighted average common shares outstanding	58,815,216		57,000,658		50,948,035
*Effective January 1, 2018, incentive compensation was converted from a partnership profit allocation and distribution to a fee.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount		Distributable earnings (loss)

Balance at December 31, 2015	48,834,734	$48,834	$878,383,356	$(156,455,173)	$721,977,017

Issuance of common stock in public offering, net	2,336,552	2,337	34,956,233	—	34,958,570
Issuance of common stock from conversion of convertible debt	2,011,900	2,012	30,216,726	—	30,218,738
Issuance of common stock from dividend reinvestment plan	610	—	9,657	—	9,657
Equity component of issuance of convertible debt	—	—	3,309,596	—	3,309,596
Repurchase of common stock	(141,896)	(141)	(1,879,407)	—	(1,879,548)
Net investment income	—	—	—	95,253,322	95,253,322
Net realized and unrealized gain	—	—	—	114,502	114,502
General partner incentive allocation	—	—	—	(19,050,665)	(19,050,665)
Regular dividends paid to common shareholders	—	—	—	(73,975,198)	(73,975,198)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(569,511)	569,511	—
Balance at December 31, 2016	53,041,900	$53,042	$944,426,650	$(153,543,701)	$790,935,991

Issuance of common stock in public offering, net	5,750,000	5,750	93,591,750	—	93,597,500
Issuance of common stock from at-the-market offerings, net	54,713	55	863,343	—	863,398
Issuance of common stock from dividend reinvestment plan	643	—	10,585	—	10,585
Net investment income	—	—	—	113,401,620	113,401,620
Net realized and unrealized loss	—	—	—	(22,790,283)	(22,790,283)
General partner incentive allocation	—	—	—	(22,680,323)	(22,680,323)
Regular dividends paid to common shareholders	—	—	—	(82,610,362)	(82,610,362)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(36,380)	36,380	—
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$(168,186,669)	$870,728,126

Issuance of common stock from dividend reinvestment plan	767	—	10,693	—	10,693
Repurchase of common stock	(73,416)	(72)	(1,046,403)	—	(1,046,475)
Net investment income	—	—	—	93,384,655	93,384,655
Net realized and unrealized loss	—	—	—	(47,908,773)	(47,908,773)
Regular dividends paid to common shareholders	—	—	—	(84,693,499)	(84,693,499)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(37,747,055)	37,747,055	—
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$45,475,882	$67,931,014	$76,317,159
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss	28,847,648	20,667,272	15,002,148
Change in net unrealized appreciation/depreciation of investments	19,034,390	2,131,838	(14,514,060)
Net amortization of investment discounts and premiums	(10,032,111)	(15,082,529)	(15,547,174)
Amortization of original issue discount on convertible debt	1,183,036	1,044,816	605,563
Interest and dividend income paid in kind	(14,115,272)	(11,365,959)	(6,381,145)
Amortization of deferred debt issuance costs	3,856,735	3,646,299	2,798,231
Accrued interest on convertible debt at conversion	—	—	218,738
Changes in assets and liabilities:
Purchases of investment securities	(619,887,200)	(854,061,998)	(580,837,984)
Proceeds from sales, maturities and pay downs of investments	512,795,715	655,674,364	473,457,512
Increase in accrued interest income - companies less than 5% owned	(2,365,743)	(2,742,146)	(3,870,497)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	139,927	135,577	(212,255)
Decrease (increase) in accrued interest income - companies more than 25% owned	(107,150)	8,749	3,622
Decrease (increase) in receivable for investments sold	431,483	(431,483)	—
Decrease (increase) in prepaid expenses and other assets	(2,596,439)	(3,660,424)	803,299
Increase (decrease) in payable for investments purchased	(15,565,873)	4,125,707	5,923,511
Increase (decrease) in incentive compensation payable	(142,789)	1,266,301	(490,772)
Increase in interest payable	976,335	2,757,824	2,102,456
Increase (decrease) in payable to the Advisor	425,669	474,913	(182,544)
Increase in management and advisory fees payable	5,247,344	—	—
Increase (decrease) in accrued expenses and other liabilities	27,868	(738,137)	(1,279,506)
Net cash used in operating activities	(46,370,545)	(128,218,002)	(46,083,698)

Financing activities
Borrowings	476,953,697	563,000,000	538,700,000
Repayments of debt	(399,953,697)	(584,500,000)	(598,500,000)
Payments of debt issuance costs	(3,605,009)	(3,471,000)	(5,279,350)
Regular dividends paid to common shareholders	(84,693,499)	(82,610,362)	(73,975,198)
Repurchase of common shares	(1,046,475)	—	(1,879,548)
Proceeds from issuances of convertible debt	—	—	170,000,000
Proceeds from issuance of debt	—	174,373,250	—
Proceeds from shares issued in connection with dividend reinvestment plan	10,693	10,585	9,657
Proceeds from common shares sold, net of underwriting and offering costs	—	94,460,898	34,958,570
Net cash provided by (used in) financing activities	(12,334,290)	161,263,371	64,034,131

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(58,704,835)	33,045,369	17,950,433
Cash and cash equivalents (including restricted cash) at beginning of year	86,625,237	53,579,868	35,629,435
Cash and cash equivalents (including restricted cash) at end of year	$27,920,402	$86,625,237	$53,579,868

Supplemental cash flow information
Interest payments	$33,454,234	$24,067,375	$18,397,410
Excise tax payments	$86,106	$528,603	$877,879

Non-cash transactions
Conversion of convertible debt	$—	$—	$30,218,738
See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2018

1. Organization and Nature of Operations

BlackRock TCP Capital Corp. (the “Company”), formerly known as TCP Capital Corp., is a Delaware corporation formed on April 2, 2012 as an externally managed, closed-end, non-diversified management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. The Company invests primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, the Company may make equity investments directly. The Company was formed through the conversion on April 2, 2012 of the Company’s predecessor, Special Value Continuation Fund, LLC, from a limited liability company to a corporation in a non-taxable transaction, leaving the Company as the surviving entity. On April 3, 2012, the Company completed its initial public offering.

Investment operations are conducted through the Company's wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company ("SVCP"), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), and TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP, TCPC Funding and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. TCPC Funding and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. SVCP was treated as a partnership for U.S. federal income tax purposes through August 1, 2018 and upon its conversion to a limited liability company on August 2, 2018 and thereafter is and will be treated as a disregarded entity.

Series H of SVOF/MM, LLC serves as the administrator of the Company (the “Administrator”). The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc., with the Advisor as the surviving entity.

Company management consists of the Advisor and the Company’s board of directors. The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the board of directors, which sets the broad policies of the Company. The board of directors of the Company has delegated investment management of SVCP’s assets to the Advisor. The board of directors consists of eight persons, six of whom are independent.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

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

Investment Valuation

The Company’s investments are generally held by SVCP, TCPC Funding or the SBIC. Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the board of directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least quarterly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Advisor which in the aggregate comprise less than 5% of the capitalization of the Company. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation.

Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the board of directors or, for investments aggregating less than 5% of the total capitalization of the Company, using valuations determined directly by the Advisor. Such valuations are determined under a documented valuation policy that has been reviewed and approved by the board of directors.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

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

At December 31, 2018, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$847,398
2	Other direct and indirect observable market inputs *	38,403,794	28,998,633	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,369,456,684	78,250,150	79,804,988
3	Advisor valuations with significant unobservable inputs	—	—	1,524,143
		$1,407,860,478	$107,248,783	$82,176,529
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2018 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	1,134,622,267	Income approach	Discount rate	7.5% - 42.2% (12.3%)
	193,682,097	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	14,793,577	Market comparable companies	Revenue multiples	2.9x (2.9x)
	26,358,743	Market comparable companies	EBITDA multiples	0.8x - 11.0x (8.7x)
Other Corporate Debt	40,632,991	Income approach	Discount rate	14.6% - 17.8% (14.9%)
	27,839,419	Market comparable companies	Book value multiples	1.2x (1.2x)
	9,777,740	Market comparable companies	EBITDA multiples	10.0x (10.0x)
Equity	6,410,413	Income approach	Discount rate	4.7% - 13.0% (5.6%)
	2,343,653	Market quotations	Indicative bid/ask quotes	1 (1)
	8,682,278	Option Pricing Model	EBITDA/Revenue multiples	2.0x - 11.0x (5.5x)
			Implied volatility	30.0% - 200.0% (44.7%)
			Yield	0.0% (0.0%)
			Term	0.4 years - 3.5 years (1.8 years)
	5,123,517	Market comparable companies	Revenue multiples	0.4x - 2.9x (2.0x)
	15,938,987	Market comparable companies	EBITDA multiples	0.8x - 11.0x (8.5x)
	18,931,733	Market comparable companies	Book value multiples	1.2x (1.2x)
	23,898,550	Other *	N/A	N/A
$1,529,035,965
______________

*
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

†    Weighted by fair value

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,239,746,177	$78,011,815	$66,977,237
Net realized and unrealized gains (losses)	(26,389,966)	3,234,238	(19,627,175)
Acquisitions *	558,522,290	28,644,658	47,881,799
Dispositions	(443,234,322)	(4,110,009)	(15,426,873)
Transfers into Level 3 †	77,674,578	—	—
Transfers out of Level 3 ‡	(36,862,073)	(27,530,552)	—
Ending balance	$1,369,456,684	$78,250,150	$79,804,988

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(8,925,090)	$1,142,452	$(18,732,987)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of seven investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of five investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$116,662	$—	$1,730,941
Net realized and unrealized gains (losses)	(623)	—	(9,890)
Acquisitions *	623	—	—
Dispositions	(116,662)	—	(196,908)
Ending balance	$—	$—	$1,524,143

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(206,798)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

 At December 31, 2017, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$87,555
2	Other direct and indirect observable market inputs *	116,531,066	11,331,250	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,239,746,177	78,011,815	66,977,237
3	Advisor valuations with significant unobservable inputs	116,662	—	1,730,941
Total		$1,356,393,905	$89,343,065	$68,795,733
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2017 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,089,247,230	Income approach	Discount rate	5.1% - 32.5% (12.5%)
	92,717,995	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	22,199,690	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.2x)
	35,697,924	Market comparable companies	EBITDA multiples	3.5x - 10.0x (6.9x)
Other Corporate Debt	64,271,565	Market quotations	Indicative bid/ask quotes	1 - 8 (1)
	4,472,250	Market comparable companies	Revenue multiples	2.0x (2.0x)
	9,268,000	Market comparable companies	EBITDA multiples	7.9x (7.9x)
Equity	8,119,621	Income approach	Discount rate	3.7% - 19.0% (7.0%)
	15,745,225	Market quotations	Indicative bid/ask quotes	1 (1)
	7,090,750	Option Pricing Model	EBITDA/Revenue multiples	1.9x - 12.2x (5.1x)
			Implied volatility	25.0% - 95.0% (55.0%)
			Risk free rate	1.3% - 2.0% (1.9%)
			Yield	0.0% (0.0%)
			Term	0.1 years - 4.5 years (2.5 years)
	1,475,758	Market comparable companies	Revenue multiples	0.3x - 2.9x (1.0x)
	19,812,951	Market comparable companies	EBITDA multiples	3.5x - 15.3x (8.9x)
	16,463,873	Other *	N/A	N/A
$1,386,582,832
______________

*
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

†    Weighted by fair value

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2017 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,036,044,457	$101,934,853	$64,521,901
Net realized and unrealized gains (losses)	(24,343,856)	(6,387,330)	(1,226,765)
Acquisitions *	710,341,848	59,880,505	25,085,588
Dispositions	(450,885,629)	(77,416,213)	(19,525,838)
Transfers out of Level 3 †	(30,557,515)	—	—
Reclassifications within Level 3 ‡	(853,128)	—	(1,877,649)
Ending balance	$1,239,746,177	$78,011,815	$66,977,237

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,413,709)	$(5,800,341)	$4,054,295
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

‡	Comprised of four investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$107,199	$—	$1,560,161
Net realized and unrealized gains (losses)	48,253	—	(95,350)
Acquisitions *	827,270	—	—
Dispositions	(1,719,188)	—	(1,611,519)
Reclassifications within Level 3 †	853,128	—	1,877,649
Ending balance	$116,662	$—	$1,730,941

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(17,543)	$—	$76,965
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of four investments that were reclassified from Independent Third-Party Valuation

There were no transfers between Level 1 and 2 during the year ended December 31, 2017.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at December 31, 2018. Restricted cash at December 31, 2017 was comprised of amounts held as collateral against an outstanding cross-currency interest rate swap.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.1% and 0.6% of total investments at December 31, 2018 and December 31, 2017, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2018 and December 31, 2017 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Derivatives

In order to mitigate certain currency exchange and interest rate risks, the Company may enter into certain derivative transactions. All derivatives are subject to a master netting agreement and are reported at their gross amounts as either assets or liabilities in the Consolidated Statements of Assets and Liabilities. Transactions entered into are accounted for using the mark-to-market method with the resulting change in fair value recognized in earnings for the current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations. As of December 31, 2018 and December 31, 2017, $0.0 million and $0.8 million, respectively, of cash was held as collateral and was included in cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

During the year ended December 31, 2018, the Company exited its cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the year ended December 31, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP, TCPC Funding and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable.

The tax returns of the Company, SVCP, TCPC Funding and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2018, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

US GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2018 the following permanent differences, attributable to expired capital loss carryovers, were reclassified to the following accounts:

December 31, 2018
Paid-in Capital	$(37,747,055)
Accumulated earnings	37,747,055
All of the Company’s distributions during the years ended December 31, 2018 and 2017 were treated as ordinary income for federal income tax purposes.
The tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017
Undistributed ordinary income	$1,496,914	$3,650,924
Capital loss carryforwards	(127,718,766)	(136,795,404)
Net unrealized gains( losses) *	(43,435,379)	(35,042,189)
Total Accumulated Earnings(Losses)	$(169,657,231)	$(168,186,669)

*
The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of gains and losses on certain investment transactions, and will reverse in subsequent periods.

The Company’s capital loss carryforwards at December 31, 2018 may be used to offset capital gains in succeeding taxable years and will carry forward indefinitely until used.
As of December 31, 2018, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

December 31, 2018
Tax Cost of Investments	$1,640,530,833

Unrealized appreciation	$38,618,993
Unrealized depreciation	(81,864,037)
Net unrealized depreciation	$(43,245,044)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new pronouncement, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all entities and, for public entities, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this pronouncement on January 1, 2018. Substantially all of the Company's revenue streams are excluded from the scope of the new standard and the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The more significant changes to the current GAAP model resulting from ASU 2016-01 include (1) elimination of the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (2) requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this pronouncement on January 1, 2018. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

2. Summary of Significant Accounting Policies — (continued)

to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company adopted this pronouncement in the fourth quarter of 2018. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

On August 17, 2018, the U.S. Securities and Exchange Commission issued a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that reduces or eliminates certain disclosure requirements under Regulation S-X, and expands others. Expanded disclosures include new requirements to disclose for interim periods (1) changes in stockholder’s equity and (2) the amount of dividend per share for each class of shares. The Company adopted the final rule as of December 31, 2018. The adoption of this rule did not have a material impact on the Company’s consolidated financial statements.

Prior year comparative amounts in the Statement of Assets and Liabilities and the Statement of Changes in Net Assets have been adjusted to reflect current presentation under the new regulations.  The components of Distributable earnings (loss) for 2017 as reported in the prior year’s financial statements were:

December 31, 2017
Accumulated net investment income	$4,443,768
Accumulated net realized losses	(139,390,703)
Accumulated net unrealized depreciation	(33,239,734)
Distributable earnings (loss)	$(168,186,669)

Regular dividends paid to common shareholders for 2017 and 2016 as reported in the prior year’s financial statements were all from net investment income.

3. Management Fees, Incentive Compensation and Other Expenses

The Company’s management fee is calculated at an annual rate of 1.5% of total assets (excluding cash and cash equivalents) on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears; provided, however, that, effective as of February 9, 2019, the base management fee is calculated at an annual rate of 1.0% of our total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company.

Beginning January 1, 2013 and until February 8, 2019, including as of December 31, 2018, the incentive compensation equaled the sum of (1) 20% of all of the ordinary income of the Company since January 1, 2013 and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013, with each component being subject to a total return requirement of 8% of contributed common equity annually. Through December 31, 2017, the incentive compensation was an equity allocation to SVCP’s general partner under its limited partnership agreement

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

3. Management Fees, Incentive Compensation and Other Expenses — (continued)

(the “LPA”). On January 29, 2018, SVCP amended and restated its limited partnership agreement, effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to SVCP’s general partner to a fee payable to the Advisor pursuant to the then-existing investment management agreements. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company.

On February 8, 2018, the stockholders of the Company approved an amended investment management agreement to be effective on February 9, 2019 (the “Amended Agreement”) between the Company and the Advisor. The Amended Agreement permits the Advisor to serve as investment advisor to the Company on substantially the same terms as the existing agreement between the Company and the Advisor other than (i) a reduction to the management fee on total assets (excluding cash and cash equivalents) financed using leverage over 1.0x debt-to-equity from 1.5% to 1.0%, (ii) a reduction to the incentive compensation on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5% and (iii) an amendment to the cumulative total return hurdle from 8% to 7%.

Under the Amended Agreement, dated February 9, 2019, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted average contributed common equity.

The incentive compensation is payable quarterly in arrears and is calculated as the amount by which cumulative incentive compensation earned since January 1, 2013 exceeds cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2018 and December 31, 2017, no such reserve was accrued.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Leverage

Leverage is comprised of convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”), convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “SVCP 2022 Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by the SVCP 2022 Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”).

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

4. Leverage — (continued)

Total leverage outstanding and available at December 31, 2018 was as follows:

	Maturity	Rate		Carrying Value*		Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%		$82,000,000	†	$88,000,000	$170,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,501,207		—	107,501,207
2022 Convertible Notes ($140 million par)	2022	4.625%		137,980,185		—	137,980,185
2022 Notes ($175 million par)	2022	4.125%		174,525,996		—	174,525,996
TCPC Funding Facility	2022	L+2.00%	‡	212,000,000		88,000,000	300,000,000
SBA Debentures	2024−2028	2.77%	§	98,000,000		52,000,000	150,000,000
Total leverage				812,007,388		$228,000,000	$1,040,007,388
Unamortized issuance costs				(6,805,196)
Debt, net of unamortized issuance costs				$805,202,192
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2018, $3.0 million of the outstanding amount were short-term borrowings bearing interest at a rate of Prime plus 2.25%.

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

Total leverage outstanding and available at December 31, 2017 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP 2018 Facility	2018	L+2.50%	†	$57,000,000	$59,000,000	$116,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,011,061	—	107,011,061
2022 Convertible Notes ($140 million par)	2022	4.625%		137,405,870	—	137,405,870
2022 Notes ($175 million par)	2022	4.125%		174,407,422	—	174,407,422
TCPC Funding Facility	2021	L+2.50%	‡	175,000,000	175,000,000	350,000,000
SBA Debentures	2024−2028	2.57%	§	83,000,000	67,000,000	150,000,000
Total leverage				733,824,353	$301,000,000	$1,034,824,353
Unamortized issuance costs				(8,624,072)
Debt, net of unamortized issuance costs				$725,200,281
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Based on either LIBOR or the lender’s cost of funds, subject to certain limitations

‡	Or L+2.25% subject to certain funding requirements

§
Weighted-average interest rate on pooled loans, excluding fees of 0.36%. As of December 31, 2017, $8.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 1.79% plus fees of 0.35% through March 20, 2018, the date of the next SBA pooling.

The combined weighted-average interest rates on total leverage outstanding at December 31, 2018 and December 31, 2017 were 4.34% and 4.13%, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

4. Leverage — (continued)

Total expenses related to debt include:

	Year Ended December 31,
	2018		2017	2016
Interest expense	$35,613,605		$27,870,015	$21,105,429
Amortization of deferred debt issuance costs	3,856,735	*	3,646,299	2,798,231
Commitment fees	998,421		1,574,829	1,289,330
Total	$40,468,761		$33,091,143	$25,192,990
______________

*	Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility.

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, the estimated fair values of the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $108.6 million, $137.5 million and $169.5 million, respectively. As of December 31, 2017, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $112.5 million, $143.9 million and $172.6 million, respectively. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes and 2022 Notes were determined using market quotations. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility, TCPC Funding Facility and the SBA Debentures. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At December 31, 2018, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

4. Leverage — (continued)

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At December 31, 2018, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of December 31, 2018 and December 31, 2017, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	December 31, 2018		December 31, 2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(498,793)	(2,019,815)	(988,939)	(2,594,130)
Carrying value of debt	$107,501,207	$137,980,185	$107,011,061	$137,405,870

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

4. Leverage — (continued)

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense for the convertible notes were as follows:

	Year Ended December 31,
	2018		2017		2016
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$5,670,000	$6,475,000	$5,670,000	$6,492,986	$5,670,000	$2,050,416
Amortization of original issue discount	490,145	574,316	463,132	547,511	437,608	167,955
Total interest expense	$6,160,145	$7,049,316	$6,133,132	$7,040,497	$6,107,608	$2,218,371

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

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

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the 2022 Notes were as follows:

	December 31, 2018	December 31, 2017
Principal amount of debt	$175,000,000	$175,000,000
Original issue discount, net of accretion	(474,004)	(592,578)
Carrying value of debt	$174,525,996	$174,407,422

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

4. Leverage — (continued)

For the years ended December 31, 2018, 2017 and 2016, the components of interest expense for the 2022 Notes were as follows:

	Year Ended December 31,
	2018	2017	2016
Stated interest expense	$7,218,750	$2,337,500	N/A
Amortization of original issue discount	118,574	34,172	N/A
Total interest expense	$7,337,324	$2,371,672	N/A

SVCP 2022 Facility

The SVCP 2022 Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $170.0 million, subject to certain collateral and other restrictions. The facility was amended on December 10, 2018 to increase its capacity from $125.0 million to $170.0 million. The SVCP 2022 Facility matures on February 28, 2022, subject to extension by the lenders at the request of SVCP, and contains an accordion feature pursuant to which the credit line may increase up to an aggregate of $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP 2022 Facility generally bear interest at a rate of LIBOR plus 2.25%. In addition to amounts due on outstanding debt, the SVCP 2022 Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP 2022 Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2018, SVCP was in full compliance with such covenants.

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

SBA Debentures

As of December 31, 2018, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2018, SVCP had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

4. Leverage — (continued)

SBA Debentures outstanding as of December 31, 2018 were as follows:

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

4. Leverage — (continued)

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2018, TCPC Funding was in full compliance with such covenants.

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

SVCP, TCPC Funding and the SBIC conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company, SVCP, TCPC Funding and the SBIC enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2018 and December 31, 2017 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2018	December 31, 2017
2-10 Holdco, Inc.	10/31/2024	$416,667	N/A
Alera Group Intermediate Holdings, Inc.	12/30/2021	N/A	$375,000
Alera Group Intermediate Holdings, Inc.	12/30/2022	N/A	759,546
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Auto Trakk SPV, LLC	12/21/2021	4,732,558	6,996,308
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	877,777	N/A
Caliber Home Loans, Inc.	6/30/2020	N/A	2,888,889
Datto, Inc.	12/7/2022	1,870,622	2,207,152
Domo, Inc.	2/1/2021	N/A	15,296,963
Donuts Inc.	9/17/2023	660,634	N/A
Edmentum, Inc.	6/9/2020	4,103,102	1,179,005
Enerwise Global Technologies, Inc.	11/30/2017	N/A	4,000,000
Foursquare Labs, Inc.	6/1/2020	N/A	3,750,000
HighTower Holding, LLC	1/31/2026	6,169,355	N/A
Home Partners of America, Inc.	10/13/2022	2,142,857	N/A
IAS Investco, Inc.	1/24/2021	1,114,286	7,542,857
iCIMS, Inc.	9/12/2024	490,735	N/A
InMobi, Inc.	12/31/2019	N/A	8,299,181
JAMF Holdings, Inc.	11/13/2022	1,214,052	1,214,052
Lithium Technologies, LLC	10/3/2022	1,983,364	1,528,136
Marketo, Inc.	8/16/2021	N/A	1,704,545
Patient Point Network Solutions, LLC	6/26/2022	440,475	440,474
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
RM OpCo, LLC (Real Mex)	3/30/2018	N/A	1,298,304
RSB-160, LLC (Lat20), LLC	7/20/2022	4,435,914	N/A
Space Midco, Inc. (Archibus)	12/5/2023	277,778	N/A
Team Software, Inc.	9/17/2023	3,511,210	N/A
Telarix, Inc.	11/19/2023	357,143	N/A
TPC Intermediate Holdings, LLC	5/15/2023	188,235	N/A
Tradeshift Holdings, Inc.	9/1/2020	5,352,908	8,411,712
VSS-Southern Holdings, LLC	11/3/2020	N/A	856,164
Videology Tech Technologies, LLC	1/10/2020	N/A	10,673,794
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$46,468,865	$85,551,275

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

6. Related Party Transactions

The Company, SVCP, TCPC Funding, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2018 and December 31, 2017, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2018 and December 31, 2017, amounts reimbursable to the Advisor totaled $1.2 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2018, 2017 and 2016, expenses allocated pursuant to the Administration Agreement totaled $2.4 million, $2.3 million and $1.7 million respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2018:

	Shares Issued	Price Per Share		Net Proceeds
Shares issued from dividend reinvestment plan	767	$13.94	*	$10,693
______________

*	Weighted-average price per share

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

7. Stockholders’ Equity and Dividends — (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
November 8, 2018	December 17, 2018	December 31, 2018	Regular	0.36	21,164,257
				$1.44	$84,693,499

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2017	March 17, 2017	March 31, 2017	Regular	$0.36	$19,095,084
May 9, 2017	June 16, 2017	June 30, 2017	Regular	0.36	21,165,137
August 3, 2017	September 15, 2017	September 29, 2017	Regular	0.36	21,165,193
November 7, 2017	December 15, 2017	December 29, 2017	Regular	0.36	21,184,948
				$1.44	$82,610,362

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	73,416	$14.25	*	$1,046,475
______________

*	Weighted-average price per share

There were no share repurchases during the year ended December 31, 2017.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net increase in net assets applicable to common shareholders resulting from operations	$45,475,882	$67,931,014	$76,317,159
Weighted average shares outstanding	58,815,216	57,000,658	50,948,035
Earnings per share	$0.77	$1.19	$1.50

9. Subsequent Events

On February 21, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 8, 2018, the stockholders of the Company approved (i) the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “Asset Coverage Ratio Election”), and, as a result, effective on February 9, 2019, our asset coverage ratio requirement applicable to senior securities was reduced from 200% to 150%, and (ii) an amended investment management agreement to be effective on February 9, 2019 (the “Amended Agreement”) between the Company and the Advisor. The Amended Agreement permits the Advisor to serve as investment advisor to the Company on substantially the same terms as the existing agreement between the Company and the Advisor other than (i) a reduction to the management fee on total assets (excluding cash and cash equivalents) financed using leverage over 1.0x debt-to-equity from 1.5% to 1.0%, (ii) a reduction to the incentive compensation on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5% and (iii) a reduction to the cumulative total return hurdle from 8% to 7%.

On February 28, 2019, the Company’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 29, 2019 to stockholders of record as of the close of business on March 15, 2019.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

10. Financial Highlights
The financial highlights below show the Company’s results of operations for each of the five years ended December 31, 2018, as applicable.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Common Share
Per share NAV at beginning of period	$14.80	$14.91	$14.78	$15.01	$15.18

Investment operations:
Net investment income before income taxes	1.59	1.99	1.88	2.07	1.98
Excise taxes	—	—	(0.01)	(0.02)	(0.02)
Net investment income	1.59	1.99	1.87	2.05	1.96
Net realized and unrealized losses	(0.82)	(0.40)	—	(0.45)	(0.69)
Dividends on Series A preferred equity facility	—	—	—	(0.01)	(0.04)
Incentive allocation reserve and distributions	N/A	(0.40)	(0.37)	(0.41)	(0.35)
Total from investment operations	0.77	1.19	1.50	1.18	0.88

Issuance of common stock	—	0.14	0.01	—	0.43
Repurchase of common stock	—	—	—	—	—
Issuance of convertible debt	—	—	0.06	—	0.06
Repurchase of Series A preferred interests	—	—	—	0.03	—
Distributions to common shareholders from:
Net investment income	(1.44)	(1.44)	(1.44)	(1.44)	(1.54)
Per share NAV at end of period	$14.13	$14.80	$14.91	$14.78	$15.01

Per share market price at end of period	$13.04	$15.28	$16.90	$13.93	$16.78

Total return based on market value	(5.2)%	(1.1)%	31.7%	(8.4)%	9.2%
Total return based on net asset value	5.2%	8.9%	10.6%	8.1%	9.0%

Shares outstanding at end of period	58,774,607	58,847,256	53,041,900	48,834,734	48,710,627

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

10. Financial Highlights — (continued)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Ratios to average common equity: (1)
Net investment income (2)	10.8%	10.6%	10.1%	10.9%	10.2%
Expenses (3)	8.5%	7.3%	6.9%	6.2%	4.7%
Expenses and incentive compensation (4)	11.2%	9.9%	9.4%	8.9%	7.2%

Ending common shareholder equity	$830,474,727	$870,728,126	$790,935,991	$721,977,017	$731,129,028
Portfolio turnover rate	32.3%	45.9%	37.9%	37.8%	28.4%
Weighted-average leverage outstanding (5)	$769,065,775	$623,666,655	$542,421,190	$513,312,510	$343,095,352
Weighted-average interest rate on leverage (6)	4.6%	4.5%	3.9%	3.2%	2.5%
Weighted-average number of common shares	58,815,216	57,000,658	50,948,035	48,863,188	39,395,671
Average leverage per share (5)	$13.08	$10.94	$10.65	$10.51	$5.31

Asset Coverage:	As of December 31,
	2018	2017	2016	2015	2014

Series A Preferred Equity Facility:
Interests outstanding	—	—	—	—	6,700
Involuntary liquidation value per interest	N/A	N/A	N/A	N/A	20,074
Asset coverage per interest	N/A	N/A	N/A	N/A	51,592

Debt
Debt outstanding (7)	$812,007,389	$733,824,353	$579,906,288	$502,410,321	$328,696,830
Asset coverage per $1,000 of debt outstanding	$2,157	$2,335	$2,344	$2,423	$8,973
______________

(1)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(2)	Net of incentive allocation and excise taxes.

(3)	Includes interest and other debt costs but excludes excise taxes and incentive compensation.

(4)	Includes incentive compensation and all Company expenses including interest and other debt costs.

(5)	Includes both debt and preferred equity leverage.

(6)	Includes dividends on the preferred equity leverage facility.

(7)	Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

11. Select Quarterly Data (Unaudited)

	2018
	Q4	Q3	Q2	Q1
Total investment income	$48,382,641	$49,480,586	$48,420,911	$44,215,046
Net investment income before taxes	23,454,080	24,511,933	23,946,229	21,565,113
Excise taxes	92,700	—	—	—
Net investment income	23,361,380	24,511,933	23,946,229	21,565,113
Net realized and unrealized gain	(24,383,303)	(9,320,557)	(19,828,585)	5,623,672
Net increase in net assets resulting from operations	$(1,021,923)	$15,191,376	$4,117,644	$27,188,785
Basic and diluted earnings per common share	$(0.02)	$0.26	$0.07	$0.46

	2017
	Q4	Q3	Q2	Q1
Total investment income	$47,106,925	$43,288,935	$46,230,626	$39,343,014
Net investment income before taxes	29,952,065	27,567,731	31,036,316	24,881,888
Excise taxes	36,380	—	—	—
Net investment income	29,915,685	27,567,731	31,036,316	24,881,888
Net realized and unrealized gain	(10,282,570)	(7,436,234)	(4,601,519)	(469,960)
Incentive allocation reserve and distributions	(5,983,135)	(5,513,546)	(6,207,264)	(4,976,378)
Net increase in net assets resulting from operations	$13,649,980	$14,617,951	$20,227,533	$19,435,550
Basic and diluted earnings per common share	$0.23	$0.24	$0.35	$0.37

	2016
	Q4	Q3	Q2	Q1
Total investment income	$39,527,322	$38,468,990	$35,595,171	$34,589,282
Net investment income before taxes	24,153,673	25,665,057	23,133,724	22,870,379
Excise taxes	569,511	—	—	—
Net investment income	23,584,162	25,665,057	23,133,724	22,870,379
Net realized and unrealized gain	4,053,638	208,756	2,675,361	(6,823,253)
Incentive allocation reserve and distributions	(4,716,834)	(5,133,010)	(4,626,745)	(4,574,076)
Net increase in net assets resulting from operations	$22,920,966	$20,740,803	$21,182,340	$11,473,050
Basic and diluted earnings per common share	$0.44	$0.39	$0.43	$0.24

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1)

Year Ended December 31, 2018

Security	Dividends or Interest (2)	Fair Value at December 31, 2017	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2018
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	1,054,681	9,268,000	—	—	509,740	—	9,777,740
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 5/18/20	127,646	1,049,147	—	—	—	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 5/18/20	592,465	4,869,577	—	—	—	—	4,869,577
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	—	—	—	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,686,990	10,377,830	—	(886,600)	1,660,848	—	11,152,078
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	279,918	3,099,573	—	—	275,880	—	3,375,453
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	—	—	—	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	129,029	2,189,584	—	2	3,740,309	(4,776,819)	1,153,076
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	332,418	—	—	910,888	5,293,696	(17,106)	6,187,478
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	722,259	—	—	8	7,719,061	—	7,719,069
EPMC HoldCo, LLC, Membership Units	—	210,035	196,908	(183,781)	—	(196,908)	26,254
Globecomm Systems, Inc., Senior Secured 1st Lien Incremental Term Loan, LIBOR + 7.625%, 1.25% LIBOR Floor, due 12/11/21	14,923	175,824	3,917	(4,221)	14,155	(189,675)	—
Globecomm Systems, Inc., Senior Secured 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	547,010	7,200,000	—	—	420,234	(7,620,234)	—
Globecomm Systems, Inc., Senior Secured 2nd Tranche Term Loan, LIBOR + 8%, 1.25% LIBOR Floor, due 12/11/21	244,408	2,400,000	—	—	187,800	(2,587,800)	—
Globecomm Systems, Inc., Senior Secured 3rd Tranche Term Loan, 12.5% PIK, due 12/11/21	158,129	1,248,000	(1,117,442)	—	122,538	(253,096)	—
Globecomm Systems, Inc., Senior Secured 4th Tranche Term Loan, 12.5% PIK, due 12/11/21	205,845	2,256,000	(2,477,512)	—	221,512	—	—
Globecomm Systems, Inc., Senior Secured Incremental 1st Tranche Term Loan, LIBOR + 5.5%, 1.25% LIBOR Floor, due 12/11/21	9,757	—	—	—	244,778	(244,778)	—
Green Biologics, Inc., Common Stock	—	—	—	(14,851,816)	18,522,593	—	3,670,777
HCT Acquisition, LLC (Globecomm), Membership Units	—	531,575	(531,575)	—	—	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	213,331	1,900,733	—	—	—	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	3,458,749	—	(2,083,506)	—	—	1,375,243
KAGY Holding Company, Inc., Series A Preferred Stock	—	11,034,519	—	(10,065,295)	—	—	969,224
NEG Holdings, LLC (CORE Entertainment, Inc.), Senior Secured 1st Lien Term Loan, LIBOR + 8% PIK, 1% LIBOR Floor, due 10/17/22	118,111	1,584,734	—	—	118,889	(129,524)	1,574,099
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	4,345,010	—	2,198,076	—	—	6,543,086
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	111,875	—	252,424	—	—	364,299
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	112,985	—	254,929	—	—	367,914
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	1,201,138	—	(83,028)	—	—	1,118,110
RM Holdco, LLC (Real Mex), Equity Participation	—	—	—	—	—	—	—
RM Holdco, LLC (Real Mex), Membership Units	31,486	—	(2,010,777)	2,010,777	—	—	—
RM OpCo, LLC (Real Mex), Convertible 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	77,143	862,509	(2,210,269)	1,255,117	92,643	—	—
RM OpCo, LLC (Real Mex), Senior Convertible 2nd Lien Term Loan B, 8.5%, due 3/30/18	264,147	7,250,973	(7,568,193)	—	317,220	—	—
RM OpCo, LLC (Real Mex), Senior Secured 1st Lien Term Loan Tranche A, 7%, due 3/30/18	297,194	4,899,257	(150,583)	(283,386)	297,423	(4,762,711)	—
RM OpCo, LLC (Real Mex), Senior Secured 1st Out Term Loan Tranche A, 7%, due 3/30/18	101,757	—	7,551	(38,950)	1,461,263	(1,429,864)	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B, 8.5%, due 3/30/18	—	—	(10,398,622)	10,398,622	—	—	—
RM OpCo, LLC (Real Mex), Senior Secured 2nd Lien Term Loan Tranche B-1, 8.5%, due 3/30/18	121,054	1,353,457	(3,452,951)	1,954,117	145,377	—	—
RM OpCo, LLC (Real Mex), Senior Secured Super Priority Debtor-in-Possession Term Loan, 8.5%, due 12/15/18	18,337	—	5,251	—	715,249	(720,500)	—
Total	$7,348,038	$82,991,084	$(29,704,297)	$(9,245,623)	$42,081,208	$(22,929,015)	$63,193,357
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1)

Year Ended December 31, 2018

Security	Dividends or Interest (2)	Fair Value at December 31, 2017	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2018
36th Street Capital Partners Holdings, LLC, Membership Units	$750,715	$12,576,276	$—	$(443,614)	$7,049,072	$(250,000)	$18,931,734
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	3,537,166	30,827,391	—	—	1,155,002	(4,142,974)	27,839,419
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	—	—	—	1,418,746
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	112,355	666,667	—	—	1,107,140	—	1,773,807
Conergy Asia Holdings Limited, Class B Shares	—	1,027,700	—	(1,027,700)	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	193,847	—	(193,847)	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0% PIK, due 5/26/20	645,470	16,233,431	—	(2,473,048)	(290,793)	(1,786,667)	11,682,923
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	7,048,850	—	(5,746,581)	1,620,000	—	2,922,269
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	159,808	3,161,798	—	26,751	—	(361,841)	2,826,708
United N661UA-767, LLC (Aircraft Trust Holding Company)	138,019	3,228,449	—	51,265	—	(383,631)	2,896,083
Total	$5,343,533	$76,383,155	$—	$(9,806,774)	$10,640,421	$(6,925,113)	$70,291,689
______________
Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of more than 25% of the issuers' voting securities.

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

(2)	Also includes fee and lease income as applicable

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2018

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
CFG Investments Limited (Caribbean Financial Group), Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Fidelis Topco LP, Warrants to Purchase Series A Preferred Units	7/20/18
Fidelis Topco LP, Warrants to Purchase Series B Preferred Units	7/20/18
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Lions Holdings, Inc. (Envigo), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc. (Envigo), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2017

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 10%, due 10/1/21	1/26/17
Avanti Communications Group, PLC (144A), Senior Secured Third-Priority Note, 12%, due 10/1/23	1/26/17
CFG Investments Limited, Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Series D-2 Preferred Stock	12/5/17
Epic Aero, Inc. (One Sky), Warrants to Purchase Common Stock	12/4/13
Findly Talent, LLC, Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP, Membership Units	10/1/15
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
Gogo Intermediate Holdings, LLC, Senior Secured Notes, 12.5%, due 7/1/22	6/9/16
Green Biologics, Inc., Convertible Note, 10% PIK, due 6/30/19	7/12/17
Green Biologics, Inc., Warrants to Purchase Stock	12/22/14
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Common Stock	3/29/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	10/17/16
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	10/17/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.     Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.
(c) Attestation Report of the Independent Registered Public Accounting Form
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 77.
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
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 15.     Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report
The following reports and consolidated financial statements are set forth in Item 8:

b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(4)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC(5)
10.3	Amended and Restated Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(6)
10.4	Form of Administration Agreement of the Registrant(7)
10.5	Custodial Agreement dated as of July 31, 2006(8)
10.6	Form of Transfer Agency and Registrar Services Agreement(9)
10.7	Form of License Agreement(10)
10.8	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(12)
10.9	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included as part of Exhibit 10.8)(12)
10.10	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee(13)
10.11	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included as part of Exhibit 10.10) (13)
10.12	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(14)
10.13	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(15)
10.14	Form of Global Note of 4.125% Notes Due 2022 (included as part of Exhibit 10.13)(15)
10.15	Form of Global Note of 4.125% Notes Due 2022(16)
10.16	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018(17)
10.17	Credit Agreement dated as of February 26, 2018(18)
10.18	Guaranty, Pledge and Security Agreement dated as of February 26, 2018(19)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Consolidated Code of Ethics of the Registrant and the Advisor(11)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
______________
* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018

(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018

(4)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2018

(5)	Incorporated by reference to Exhibit (k)(8) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.

(6)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on February 12, 2019

(7)	Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.

(8)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.

(9)	Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012

(10)	Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.

(11)	Incorporated by reference to Exhibit (r)(1) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.

(12)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 17, 2014.

(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 6, 2016.

(14)
Incorporated by reference to Exhibit (d)(1) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-216716), on Form N-2, filed on August 11, 2017.

(15)
Incorporated by reference to Exhibit (d)(4) to Post-Effective Amendment No. 1 to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-216716), on Form N-2, filed on August 11, 2017.

(16)
Incorporated by reference to Exhibit (d)(6) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-216716), on Form N-2, filed on November 3, 2017.

(17)	Incorporated by reference to Exhibit 3 to Special Value Continuation Partner, LP’s Form 8-K filed on January 30, 2018.

(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 27, 2018.

(19)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 27, 2018.

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

Date	Signature	Title
February 28, 2019	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of
	Howard M. Levkowitz	the Board and Director (Principal Executive Officer)

February 28, 2019	/s/ Kathleen A. Corbet	Director
Kathleen A. Corbet

February 28, 2019	/s/ Eric J. Draut	Director
Eric J. Draut

February 28, 2019	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 28, 2019	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 28, 2019	/s/ Karyn L. Williams	Director
Karyn L. Williams

February 28, 2019	/s/ Brian F. Wruble	Director
Brian F. Wruble

February 28, 2019	/s/ Rajneesh Vig	President and Director
Rajneesh Vig

February 28, 2019	/s/ Paul L. Davis	Chief Financial Officer (Principal Financial Officer)
Paul L. Davis