Form 10-Q
period 2019-03-31
BlackRock TCP Capital Corp.
filed 2019-05-08
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 7, 2019 was 58,765,800.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,467,444,658 and $1,460,936,257, respectively)	$1,472,434,592	$1,463,800,744
Companies 5% to 25% owned (cost of $84,991,955 and $78,353,253, respectively)	66,820,880	63,193,357
Companies more than 25% owned (cost of $103,594,995 and $110,258,458, respectively)	65,572,776	70,291,689
Total investments (cost of $1,656,031,608 and $1,649,547,968, respectively)	1,604,828,248	1,597,285,790

Cash and cash equivalents	26,751,746	27,920,402
Accrued interest income:
Companies less than 5% owned	20,586,529	20,898,838
Companies 5% to 25% owned	1,106,449	678,057
Companies more than 25% owned	167,998	124,009
Deferred debt issuance costs	4,477,024	4,843,985
Receivable for investments sold	433,969	—
Prepaid expenses and other assets	4,746,929	7,784,608
Total assets	1,663,098,892	1,659,535,689

Liabilities
Debt, net of unamortized issuance costs of $6,265,516 and $6,805,196, respectively	805,547,711	805,202,192
Payable for investments purchased	10,719,514	908,759
Interest payable	5,791,760	8,747,872
Incentive compensation payable	5,353,416	5,840,346
Management and advisory fees payable	—	5,247,344
Payable to the Advisor	726,926	1,226,372
Accrued expenses and other liabilities	1,641,578	1,888,077
Total liabilities	829,780,905	829,060,962

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$833,317,987	$830,474,727

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,765,800 and 58,774,607 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	$58,766	$58,775
Paid-in capital in excess of par	999,950,251	1,000,073,183
Distributable earnings (loss)	(166,691,030)	(169,657,231)
Net assets applicable to common shareholders	$833,317,987	$830,474,727

Net assets per share	$14.18	$14.13

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	8.81%	11.50%	6/1/2020	$22,500,000	$22,331,498	$22,343,625	1.37%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR (Q)	1.37%	8.13%	10.75%	9/30/2021	$37,775,057	37,472,624	37,792,056	2.32%	H/N
								59,804,122	60,135,681	3.69%
Air Transportation
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR (Q)	—	7.50%	10.24%	2/1/2022	$973,123	965,681	959,743	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR (Q)	—	7.50%	10.24%	2/1/2022	$1,160,548	1,151,673	1,144,591	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR (Q)	—	7.50%	10.24%	2/1/2022	$1,324,690	1,314,560	1,306,476	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR (Q)	—	7.50%	10.24%	2/1/2022	$928,513	921,413	915,746	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR (Q)	—	7.50%	10.24%	5/1/2022	$972,135	964,456	958,769	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR (Q)	—	7.50%	10.24%	5/1/2022	$1,018,950	1,010,901	1,004,939	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR (Q)	—	7.50%	10.24%	5/1/2022	$1,557,924	1,545,617	1,536,502	0.09%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR (Q)	—	7.50%	10.24%	8/1/2022	$659,277	654,010	650,212	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR (Q)	—	7.50%	10.24%	8/1/2022	$625,215	620,220	616,619	0.04%	N
								9,148,531	9,093,597	0.56%
Amusement and Recreation
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.75%	8.24%	6/15/2024	$55,556	41,071	54,500	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.75%	8.24%	6/15/2024	$66,667	63,755	63,500	—	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	8.24%	6/15/2024	$1,504,611	1,477,549	1,476,024	0.09%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR (M)	—	13.50%	15.99%	2/1/2021	$5,544,352	5,490,664	5,451,207	0.33%	L/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.10%	11/3/2020	$6,138,211	6,088,843	6,138,211	0.38%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.10%	11/3/2020	$—	(6,443)	—	—	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.10%	11/2/2022	$366,063	362,923	366,063	0.02%	N
								13,518,362	13,549,505	0.82%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.50%	10.00%	7/25/2021	$2,496,448	2,447,980	2,451,512	0.15%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.00%	7/25/2021	$13,807,225	13,707,361	13,558,695	0.83%	N
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	6.25%	9.06%	5/22/2023	$481,249	473,123	472,587	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR (Q)	—	6.25%	9.06%	5/22/2023	$16,046,661	15,774,477	15,757,821	0.97%	N
								32,402,941	32,240,615	1.98%
Business Support Services
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR (M)	1.00%	7.00%	9.36%	6/15/2025	$3,282,520	3,201,547	3,199,187	0.20%	D/H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR (Q)	1.00%	7.00%	9.61%	6/15/2025	$831,240	815,008	814,615	0.05%	D/H/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (M)	1.00%	9.25%	11.75%	6/30/2023	$31,000,000	30,692,055	31,000,000	1.90%	N
								34,708,610	35,013,802	2.15%
Computer Systems Design and Related Services
Fidelis Acquisitionco, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00% PIK	10.81%	12/31/2022	$25,904,525	25,904,525	22,549,889	1.38%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan C	LIBOR (Q)	—	10.00% PIK	12.81%	12/31/2022	$25,240,108	25,240,108	21,608,057	1.32%	N
								51,144,633	44,157,946	2.70%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Construction
Brannan Sand Gravel Company, LLC	First Lien Term Loan	LIBOR (Q)	—	5.25%	7.88%	7/3/2023	$9,282,995	$9,162,047	$9,296,919	0.57%	N

Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	6.50%	8.98%	12/21/2021	$23,971,792	23,748,941	24,012,422	1.47%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,459,166	28,836,393	1.77%	E/G/H
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.61%	7/20/2022	$3,833,333	3,766,614	3,767,783	0.23%	N
RSB-160, LLC (Lat20)	First Lien Incremental Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.61%	7/20/2022	$—	—	12,864	—	N
								54,974,721	56,629,462	3.47%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.25%	8.86%	12/20/2021	$5,722,427	5,722,427	5,815,417	0.36%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	8.86%	12/20/2021	$14,241,964	14,162,155	14,473,396	0.89%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.25%	8.86%	12/20/2021	$—	(3,708)	—	—	K/N
								19,880,874	20,288,813	1.25%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.00%	7.76%	9/20/2022	$20,772,306	20,463,229	20,651,826	1.27%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	5.00%	7.76%	9/20/2022	$—	(21,007)	(8,757)	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.49%	12/7/2022	$27,792,848	27,368,269	28,348,705	1.74%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.49%	12/7/2022	$—	(27,630)	—	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.50%	10/31/2025	$9,590,821	9,564,556	9,404,999	0.58%	G/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	5.50% Cash+2.50% PIK	10.69%	10/1/2022	$51,138,950	50,677,372	50,903,711	3.12%	L/N
Donuts Inc.	First Lien Revolver	LIBOR (Q)	1.00%	6.25%	8.85%	9/17/2023	$373,849	346,030	365,998	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	8.85%	9/17/2023	$10,965,517	10,668,288	10,735,241	0.66%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.50%	5/1/2022	$11,324,118	11,218,656	11,329,781	0.69%	N
Pulse Secure, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	9.50%	5/1/2022	$—	(12,468)	—	—	K/N
SnapLogic, Inc.	First Lien Term Loan	LIBOR (Q)	—	7.81% Cash+2.00% PIK	12.44%	3/1/2022	$31,466,808	30,901,671	31,104,939	1.91%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.75%	5/5/2025	$4,275,000	4,236,055	4,066,594	0.25%
Web.com Group Inc.	Second Lien Term Loan	LIBOR (M)	—	7.75%	10.24%	10/11/2026	$19,470,195	19,330,362	19,226,818	1.18%	J/N
								184,713,383	186,129,855	11.42%
Educational Support Services
Edmentum, Inc.	First Lien Term Loan B	LIBOR (Q)	—	8.50%	11.24%	6/9/2021	$6,238,884	5,403,665	6,238,886	0.38%	B/N
Edmentum, Inc.	Junior Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$4,958,576	4,958,576	4,958,581	0.30%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,857,147	7,857,147	7,857,154	0.48%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,448,776	3,448,776	3,448,775	0.21%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$16,338,680	16,147,679	11,437,075	0.70%	B/N
								37,815,843	33,940,471	2.07%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.5% Cash+2.00% PIK	16.31%	7/16/2020	$15,196,285	$15,200,725	$15,196,285	0.93%	H/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	12.35%	1/31/2020	$31,105,275	30,993,258	31,105,275	1.91%	N
Apptio, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.74%	1/10/2025	$9,230,769	9,051,684	9,046,154	0.55%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	9.74%	1/10/2025	$—	(14,811)	(15,385)	—	K/N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.56%	12/31/2020	$38,179,773	37,989,045	38,752,470	2.38%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.56%	12/31/2020	$15,109,617	14,934,783	15,336,261	0.94%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (Q)	1.00%	10.50%	13.09%	11/4/2021	$26,358,696	25,988,580	25,107,976	1.54%	H/N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.00%	8.50%	2/28/2024	$—	(47,829)	(47,829)	—	K/N
Certify, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	8.50%	2/28/2024	$23,383,293	23,283,053	23,032,543	1.41%	N
Certify, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.00%	8.50%	2/28/2024	$—	(15,943)	(15,943)	—	K/N
DealerFX, Inc.	First Lien Term Loan	LIBOR (Q)	—	6.25% Cash+2.00% PIK	10.88%	2/1/2023	$16,054,755	15,800,276	15,962,440	0.98%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.60%	9/19/2025	$24,840,563	24,641,322	24,467,955	1.50%	N
FinancialForce.com	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	—	6.75%	9.44%	2/1/2024	$21,000,000	20,458,182	20,432,015	1.25%	L/N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	4.80% Cash+8.45% PIK	15.88%	1/26/2022	$22,623,667	22,225,492	21,003,812	1.29%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.50%	8.99%	9/12/2024	$7,851,765	7,704,496	7,690,804	0.47%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.50%	8.99%	9/12/2024	$—	(8,917)	(10,060)	—	K/N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.69%	11/13/2022	$14,160,797	13,942,696	14,118,315	0.87%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.50%	11/13/2022	$809,368	791,901	805,726	0.05%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.00%	10.69%	11/13/2022	$3,606,829	3,555,555	3,596,009	0.22%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.49%	10/3/2022	$20,884,731	20,551,403	20,660,220	1.27%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.49%	10/3/2022	$—	(24,187)	(16,427)	—	K/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR (M)	1.00%	8.00%	10.49%	10/3/2022	$7,131,905	6,989,296	7,055,237	0.43%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.49%	10/3/2022	$—	(8,976)	(4,894)	—	K/N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR (M)	—	6.25%	8.75%	12/5/2023	$4,444,444	4,361,057	4,353,111	0.27%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.75%	12/5/2023	$—	(5,200)	(5,708)	—	K/N
Team Software, Inc.	First Lien Revolver	LIBOR (Q)	—	5.50%	8.13%	9/17/2023	$—	(47,015)	(54,950)	—	K/N
Team Software, Inc.	First Lien Term Loan	LIBOR (Q)	—	5.50%	8.13%	9/17/2023	$13,167,038	12,990,686	12,960,974	0.79%	N
Telarix, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	8.50%	11/19/2023	$7,500,000	7,392,957	7,413,750	0.45%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.00%	8.50%	11/19/2023	$—	(4,965)	(4,107)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (Q)	—	8.88%	11.56%	9/1/2020	$19,117,528	18,759,210	19,034,329	1.17%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	9.88%	12.50%	6/1/2019	$1,693,398	1,685,203	1,535,743	0.09%	L/N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.25%	9.75%	7/31/2022	$2,726,918	2,684,559	2,735,780	0.17%	N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.75%	7/31/2022	$16,397,517	16,168,918	16,450,809	1.01%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	9.75%	7/31/2022	$—	(18,787)	—	—	K/N
								357,947,707	357,678,690	21.94%
Electronic Component Manufacturing
Adesto Technologies Corporation	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	11.38%	5/8/2022	$17,591,848	16,618,041	16,791,419	1.03%	N
Soraa, Inc.	Tranche A Term Loan (4.33% Exit Fee)	LIBOR (Q)	0.44%	9.33%	11.96%	12/31/2019	$5,425,530	5,365,856	5,194,403	0.32%	L/N
								21,983,897	21,985,822	1.35%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$28,593,169	$28,593,169	$28,593,169	1.75%	E/F/N

Financial Investment Activities
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR (M)	—	8.25%	10.75%	10/1/2026	$27,105,263	26,841,206	26,901,974	1.65%	N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR (M)	—	9.50%	11.70%	4/12/2025	$38,000,000	38,000,000	37,578,200	2.30%	H/I/N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	8.25%	10.74%	1/31/2026	$6,169,355	6,052,624	6,089,153	0.37%	N
HighTower Holding, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.74%	1/31/2026	$15,080,645	14,710,348	14,884,597	0.91%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	—	8.50%	11.12%	3/5/2026	$5,820,856	5,647,044	5,704,439	0.35%	N
								91,251,222	91,158,363	5.58%
Health Care
CAREATC, Inc.	First Lien Term Loan	LIBOR (Q)	—	7.25%	9.84%	3/14/2024	$8,502,033	8,332,975	8,331,992	0.51%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR (Q)	—	7.25%	9.84%	3/14/2024	$—	(12,029)	(12,146)	—	K/N
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.00%	2/14/2021	$29,288,064	29,077,947	29,727,385	1.82%	N
								37,398,893	38,047,231	2.33%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR (M)	—	6.25%	8.75%	10/31/2024	$4,571,875	4,487,401	4,475,866	0.27%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.75%	10/31/2024	$—	(7,757)	(8,750)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.00%	12/19/2025	$35,000,000	34,753,031	34,868,750	2.14%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (M)	1.00%	5.50%	8.00%	1/24/2021	$5,537,143	5,501,867	5,506,689	0.34%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (M)	1.00%	5.50%	8.00%	1/24/2021	$600,000	590,102	590,571	0.04%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	8.00%	1/24/2021	$4,100,714	4,074,530	4,078,160	0.25%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR (M)	1.00%	5.50%	8.00%	1/24/2021	$6,274,808	6,245,706	6,240,297	0.38%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.57%	8/15/2020	$20,166,667	20,082,656	20,115,242	1.23%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.59%	8/15/2020	$4,381,200	4,346,346	4,370,028	0.27%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.00%	9.63%	8/15/2020	$12,000,000	11,951,922	11,969,400	0.73%	N
								92,025,804	92,206,253	5.65%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	10.25%	9/29/2025	$15,000,000	14,900,898	14,850,000	0.91%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.75%	10.25%	12/28/2023	$24,445,537	24,279,110	24,451,648	1.50%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	Prime	—	7.25%	12.75%	10/12/2023	$10,793,402	10,518,043	10,508,996	0.64%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR (Q)	—	8.00%	10.74%	10/12/2023	$41,374,706	40,324,244	40,350,660	2.47%	N
								90,022,295	90,161,304	5.52%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	5/1/2020	$919,694	918,377	919,694	0.06%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	5/1/2020	$37,202,965	37,146,931	37,202,965	2.28%	N
								38,065,308	38,122,659	2.34%
Metal Manufacturing
Neenah Foundry Company	First Lien Term Loan B	LIBOR (Q)	—	6.50%	9.08%	12/13/2022	$5,149,975	5,108,529	5,098,476	0.31%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	10.60%	10/17/2022	$1,615,667	1,615,667	1,615,667	0.10%	B/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Information Services
Discoverorg, LLC	Second Lien Term Loan	LIBOR (Q)	—	8.50%	11.24%	2/1/2027	$25,000,000	$24,636,264	$25,062,500	1.54%	N

Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$9,777,740	8,096,057	9,777,740	0.60%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,049,146	1,049,146	1,049,147	0.06%	B/N
								14,014,780	15,696,464	0.96%
Other Real Estate Activities
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.56%	4/17/2024	$25,014,002	24,833,733	25,764,422	1.58%	N

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.75%	11/1/2025	$25,846,154	25,644,272	25,458,462	1.56%

Pharmaceuticals
P&L Development, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	11.80%	5/18/2022	$491,976	491,976	481,619	0.03%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	11.50%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	7.50%	10.31%	9/21/2022	$—	(13,086)	(600)	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	7.50%	10.31%	9/21/2022	$11,412,284	11,267,462	11,406,578	0.70%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	10.10%	6/26/2022	$6,695,785	6,638,643	6,695,785	0.41%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	Prime	1.00%	6.50%	12.00%	6/26/2022	$286,308	282,591	286,309	0.02%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	7.50%	10.10%	6/26/2022	$1,290,515	1,276,766	1,297,613	0.08%	N
								19,452,376	19,685,685	1.21%
Radio and Television Broadcasting
NEP II, Inc.	Second Lien Term Loan	LIBOR (M)	—	7.00%	9.50%	10/19/2026	$23,565,964	23,443,774	23,330,304	1.43%	G/N

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	12.00%	1/12/2020	$5,750,000	5,733,047	5,750,000	0.35%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.25%	8.75%	10/13/2022	$—	—	19,714	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.25%	8.75%	10/13/2022	$2,857,143	2,821,132	2,840,571	0.17%	N
								8,554,179	8,610,285	0.52%
Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	11.32%	9/12/2022	$7,247,138	7,115,006	7,250,037	0.44%	N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,524,339	1,493,487	1,266,345	0.08%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$3,889,686	3,813,396	3,231,356	0.20%	E/G/H/N
								5,306,883	4,497,701	0.28%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (Q)	—	5.75%	8.35%	4/29/2020	$1,857,267	$1,767,206	$1,792,262	0.11%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	Second Lien Term Loan	LIBOR (Q)	—	7.75%	10.35%	4/29/2020	$4,189,589	2,787,441	3,896,317	0.24%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (Q)	1.00%	8.50%	11.30%	11/3/2021	$34,407,434	34,033,606	32,687,063	2.00%	G/H/N
								38,588,253	38,375,642	2.35%
Support Activities for Rail Transportation
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR (M)	—	6.50%	8.99%	12/13/2021	$3,206,250	3,148,267	3,174,188	0.19%	N

Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.35%	6/1/2025	$7,611,914	7,548,567	7,516,765	0.46%	G/N

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,724,229	0.11%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	8.50%	11.13%	8/1/2020	$4,679,685	4,647,831	4,632,654	0.28%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	11.44%	14.06%	8/1/2020	$2,549,597	2,438,511	2,559,030	0.16%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$6,578,877	6,578,877	4,126,930	0.25%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$8,668,850	8,668,850	2,343,623	0.14%	C/F/H/N
								24,107,876	15,386,466	0.94%
Wholesalers
FreePoint Commodities, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.73%	6/13/2023	$15,000,000	14,868,873	14,870,250	0.91%	N

Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (M)	1.25%	7.25%	9.75%	10/25/2022	$16,920,893	16,606,122	17,043,569	1.04%	N
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.60%	5/15/2023	$805,676	788,628	798,997	0.05%	N
								17,394,750	17,842,566	1.09%

Total Debt Investments								1,532,337,120	1,520,048,389	93.16%

Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock					5/4/2027	1,125,000	185,450	176,929	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock					8/15/2027	1,327,869	212,360	348,348	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)					9/18/2025	1,049,996	276,492	564,541	0.03%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)					10/3/2028	1,511,002	93,407	168,432	0.01%	C/E/H/N
								767,709	1,258,250	0.07%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,436,813	2,749,261	0.17%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,513,083	2,819,400	0.17%	E/F/N
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	5,479,054	0.34%	C/N
								5,805,209	11,047,715	0.68%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Business Support Services
Findly Talent, LLC	Membership Units		708,229	$230,938	$51,701	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	3,077,021	0.19%	C/E/N
				556,370	3,128,722	0.19%
Chemicals
Green Biologics, Inc. (United Kingdom)	Common Stock		34,761,145	20,528,870	3,195,947	0.20%	B/C/E/H/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	825,678	0.05%	C/E/N
				21,134,136	4,021,625	0.25%
Computer Systems Design and Related Services
Fidelis Topco LP	Warrants to Purchase Series A Preferred Units	7/20/2028	21,888,917	—	408,906	0.03%	C/E/N
Fidelis Topco LP	Warrants to Purchase Series B Preferred Units	7/20/2028	24,972,917	—	466,518	0.03%	C/E/N
				—	875,424	0.06%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,418,746	0.09%	C/E/F/N
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	511,349	1,588,394	0.10%	C/E/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	1,690,000	0.10%	C/E/N
				27,600,119	4,697,140	0.29%
Diversified Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	463,018	0.03%	C/E/N
FinancialForce.com	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	287,984	0.02%	C/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	642,424	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	9,870	—	C/E/N
				1,270,934	1,403,296	0.09%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	—	—	—	B/C/E/N
				680,226	—	—

Electronic Component Manufacturing
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	243,826	0.01%	C/E/N
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	1,814,232	0.11%	C/E/N
				1,325,623	2,058,058	0.12%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		16,090,666	16,090,666	21,797,418	1.34%	E/F/N

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		3,568,231	3,568,231	4,056,749	0.25%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		17,207,181	17,207,181	17,598,160	1.08%	E/I/N
				20,775,412	21,654,909	1.33%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	$2,772,807	$6,556,131	0.40%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	362,044	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,033	365,636	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,107,040	0.07%	B/C/N
				3,166,926	8,390,851	0.51%
Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	1,262,445	0.08%	B/C/E/N
				1,091,200	1,262,445	0.08%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	818,302	0.05%	B/C/E/N

Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	893,783	0.05%	C/D/H

Scientific Research and Development Services
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series A Warrants to Purchase Common Stock	4/29/2020	13,987	—	—	—	C/E/H/N
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series B Warrants to Purchase Common Stock	4/29/2020	22,426	—	—	—	C/E/H/N
				—	—	—
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	448,000	76,950	46,396	—	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	207,136	0.01%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,554,187	253,532	0.01%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	1,173,246	0.07%	C/D/E/H/N

Total Equity Securities				123,694,488	84,779,859	5.20%

Total Investments				$1,656,031,608	$1,604,828,248

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					26,751,746	1.64%
Cash and Cash Equivalents					26,751,746	1.64%

Total Cash and Investments					$1,631,579,994	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2019

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $150,142,380 and $146,351,859, respectively, for the three months ended March 31, 2019. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of March 31, 2019 was $1,559,482,187 or 95.6% of total cash and investments of the Company.  As of March 31, 2019, approximately 15.0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income:
Companies less than 5% owned	$42,956,654	$39,170,651
Companies 5% to 25% owned	729,267	647,906
Companies more than 25% owned	896,257	1,280,613
PIK income:
Companies less than 5% owned	1,678,016	1,627,203
Companies 5% to 25% owned	716,626	1,098,958
Dividend income:
Companies more than 25% owned	480,404	17,902
Lease income:
Companies more than 25% owned	74,457	74,457
Other income:
Companies less than 5% owned	8,848	—
Companies 5% to 25% owned	—	297,356
Total investment income	47,540,529	44,215,046

Operating expenses
Interest and other debt expenses	10,687,633	9,641,894
Management and advisory fees	6,034,741	5,706,236
Incentive fee	5,353,416	5,391,278
Administrative expenses	599,559	597,232
Legal fees, professional fees and due diligence expenses	437,137	434,303
Director fees	188,798	156,816
Insurance expense	127,328	106,865
Custody fees	99,609	91,855
Other operating expenses	692,210	523,454
Total operating expenses	24,220,431	22,649,933

Net investment income	23,320,098	21,565,113

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(300,322)	(632,776)
Investments in companies 5% to 25% owned	43,320	—
Net realized loss	(257,002)	(632,776)

Change in net unrealized appreciation/depreciation	1,058,724	6,256,448
Net realized and unrealized gain	801,722	5,623,672

Net increase in net assets applicable to common shareholders resulting from operations	$24,121,820	$27,188,785

Basic and diluted earnings per common share	$0.41	$0.46

Basic and diluted weighted average common shares outstanding	58,767,442	58,844,381

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount		Distributable Earnings (Loss)
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$(168,186,669)	$870,728,126
Issuance of common stock from dividend reinvestment plan	192	—	2,723	—	2,723
Repurchase of common stock	(11,300)	(11)	(160,604)	—	(160,615)
Net investment income	—	—	—	21,565,113	21,565,113
Net realized and unrealized gain	—	—	—	5,623,672	5,623,672
Regular dividends paid to common shareholders	—	—	—	(21,184,004)	(21,184,004)
Balance at March 31, 2018	58,836,148	$58,836	$1,038,698,067	$(162,181,888)	$876,575,015

	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount		Distributable Earnings (Loss)
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727
Issuance of common stock from dividend reinvestment plan	193	—	2,738	—	2,738
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	23,320,098	23,320,098
Net realized and unrealized gain	—	—	—	801,722	801,722
Regular dividends paid to common shareholders	—	—	—	(21,155,619)	(21,155,619)
Balance at March 31, 2019	58,765,800	$58,766	$999,950,251	$(166,691,030)	$833,317,987

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$24,121,820	$27,188,785
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	257,002	632,776
Change in net unrealized appreciation/depreciation of investments	(1,058,816)	(6,236,730)
Net amortization of investment discounts and premiums	(2,950,121)	(2,713,434)
Amortization of original issue discount on convertible debt	305,838	290,321
Interest and dividend income paid in kind	(2,394,642)	(2,726,161)
Amortization of deferred debt issuance costs	906,641	1,172,399
Changes in assets and liabilities:
Purchases of investment securities	(147,747,739)	(166,342,394)
Proceeds from sales, maturities and pay downs of investments	146,351,859	70,968,080
Decrease (increase) in accrued interest income - companies less than 5% owned	312,309	(1,085,395)
Increase in accrued interest income - companies 5% to 25% owned	(428,392)	(323,482)
Increase in accrued interest income - companies more than 25% owned	(43,989)	(369,769)
Decrease (increase) in receivable for investments sold	(433,969)	232,821
Decrease (increase) in prepaid expenses and other assets	3,037,679	(756,688)
Increase (decrease) in payable for investments purchased	9,810,755	(15,069,545)
Decrease in incentive compensation payable	(486,930)	(591,857)
Decrease in interest payable	(2,956,112)	(2,607,338)
Increase (decrease) in payable to the Advisor	(499,446)	22,758
Increase (decrease) in management and advisory fees payable	(5,247,344)	5,552,866
Increase (decrease) in accrued expenses and other liabilities	(246,499)	188,194
Net cash provided by (used in) operating activities	20,609,904	(92,573,793)

Financing activities
Borrowings	95,000,000	190,953,697
Repayments of debt	(95,500,000)	(148,000,000)
Payments of debt issuance costs	—	(1,926,621)
Dividends paid to common shareholders	(21,155,619)	(21,184,004)
Repurchase of common shares	(125,679)	(160,615)
Proceeds from shares issued in connection with dividend reinvestment plan	2,738	2,723
Net cash provided by (used in) financing activities	(21,778,560)	19,685,180

Net decrease in cash and cash equivalents (including restricted cash)	(1,168,656)	(72,888,613)
Cash and cash equivalents (including restricted cash) at beginning of period	27,920,402	86,625,237
Cash and cash equivalents (including restricted cash) at end of period	$26,751,746	$13,736,624

Supplemental cash flow information
Interest payments	$12,233,405	$10,398,997
Excise tax payments	$—	$86,106

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

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

At March 31, 2019, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$893,783
2	Other direct and indirect observable market inputs *	29,525,035	28,836,393	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,381,240,151	80,446,810	81,544,809
3	Advisor valuations with significant unobservable inputs	—	—	2,341,267
Total		$1,410,765,186	$109,283,203	$84,779,859
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2019 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	1,094,253,000	Income approach	Discount rate	7.2% - 48.5% (11.8%)
	246,177,591	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	16,970,235	Market comparable companies	Revenue multiples	2.8x (2.8x)
	23,839,325	Market comparable companies	EBITDA multiples	5.0x - 11.2x (10.6x)
Other Corporate Debt	42,075,921	Income approach	Discount rate	13.1% - 15.3% (13.3%)
	28,593,149	Market comparable companies	Book value multiples	1.2x (1.2x)
	9,777,740	Market comparable companies	EBITDA multiples	9.8x (9.8x)
Equity	6,265,797	Income approach	Discount rate	4.6% - 13.0% (5.3%)
	2,280,286	Market quotations	Indicative bid/ask quotes	1 (1)
	10,437,471	Option Pricing Model	EBITDA/Revenue multiples	0.5x - 11.2x (3.3x)
			Implied volatility	30.0% - 200.0% (49.6%)
			Yield	0.0% (0.0%)
			Term	0.8 years - 3.5 years (1.9 years)
	4,666,394	Market comparable companies	Revenue multiples	0.4x - 2.8x (2.0x)
	16,783,803	Market comparable companies	EBITDA multiples	5.0x - 11.2x (8.6x)
	21,797,416	Market comparable companies	Book value multiples	1.2x (1.2x)
	21,654,909	Other *	N/A	N/A
$1,545,573,037
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2019 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,369,456,684	$78,250,150	$79,804,988
Net realized and unrealized gains (losses)	(2,867,511)	1,436,695	1,858,671
Acquisitions *	146,325,834	759,965	6,001,046
Dispositions	(141,013,918)	—	(5,305,256)
Transfers into Level 3 †	9,339,062	—	—
Reclassifications within Level 3 ‡	—	—	(814,640)
Ending balance	$1,381,240,151	$80,446,810	$81,544,809

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,316,000)	$1,436,695	$1,858,671
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that was transferred from Level 2 due to reduced trading volumes

‡    Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,524,143
Net realized and unrealized gains (losses)	—	—	45,781
Dispositions	—	—	(43,297)
Reclassifications within Level 3 *	—	—	814,640
Ending balance	$—	$—	$2,341,267

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$28,739

*	Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

2. Summary of Significant Accounting Policies — (continued)

 At December 31, 2018, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$847,398
2	Other direct and indirect observable market inputs *	38,403,794	28,998,633	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,369,456,684	78,250,150	79,804,988
3	Advisor valuations with significant unobservable inputs	—	—	1,524,143
Total		$1,407,860,478	$107,248,783	$82,176,529
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2018 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	1,134,622,267	Income approach	Discount rate	7.5% - 42.2% (12.3%)
	193,682,097	Market quotations	Indicative bid/ask quotes	1 - 2 (1)
	14,793,577	Market comparable companies	Revenue multiples	2.9x (2.9x)
	26,358,743	Market comparable companies	EBITDA multiples	0.8x - 11.0x (8.7x)
Other Corporate Debt	40,632,991	Income approach	Discount rate	14.6% - 17.8% (14.9%)
	27,839,419	Market comparable companies	Book value multiples	1.2x (1.2x)
	9,777,740	Market comparable companies	EBITDA multiples	10.0x (10.0x)
Equity	6,410,413	Income approach	Discount rate	4.7% - 13.0% (5.6%)
	2,343,653	Market quotations	Indicative bid/ask quotes	1 (1)
	8,682,278	Option Pricing Model	EBITDA/Revenue multiples	2.0x - 11.0x (5.5x)
			Implied volatility	30.0% - 200.0% (44.7%)
			Yield	0.0% (0.0%)
			Term	0.4 years - 3.5 years (1.8 years)
	5,123,517	Market comparable companies	Revenue multiples	0.4x - 2.9x (2.0x)
	15,938,987	Market comparable companies	EBITDA multiples	0.8x - 11.0x (8.5x)
	18,931,733	Market comparable companies	Book value multiples	1.2x (1.2x)
	23,898,550	Other *	N/A	N/A
$1,529,035,965
______________

*
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

†    Weighted by fair value

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,239,746,177	$78,011,815	$66,977,237
Net realized and unrealized gains (losses)	4,307,029	(534,353)	1,872,158
Acquisitions *	122,171,267	41,057,625	4,624,260
Dispositions	(62,213,949)	(914,549)	(3,206,510)
Transfers into Level 3 †	40,926,154	—	—
Transfers out of Level 3 ‡	(13,797,332)	—	—
Ending balance	$1,331,139,346	$117,620,538	$70,267,145

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$4,997,094	$(534,353)	$1,961,962
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of two investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$116,662	$—	$1,730,941
Net realized and unrealized gains (losses)	(623)	—	13,102
Acquisitions *	623	—	—
Dispositions	(116,662)	—	—
Ending balance	$—	$—	$1,744,043

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$13,102
______________

*	Includes payments received in kind and accretion of original issue and market discounts

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at March 31, 2019 or December 31, 2018.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.1% and 0.1% of total investments at March 31, 2019 and December 31, 2018, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2019 and December 31, 2018 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

2. Summary of Significant Accounting Policies — (continued)

terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations.

During the three months ended March 31, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

During the three months ended March 31, 2018, the Company exited a cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the three months ended March 31, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

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

The tax returns of the Company, SVCP, TCPC Funding and the SBIC remain open for examination by tax authorities

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

2. Summary of Significant Accounting Policies — (continued)

for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2019, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2018, the Company had non-expiring capital loss carryforwards in the amount of $127,718,766 available to offset future realized capital gains.

As of March 31, 2019, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

March 31, 2019
Tax Cost of Investments	$1,656,031,608

Unrealized appreciation	$40,534,272
Unrealized depreciation	(91,737,632)
Net unrealized depreciation	$(51,203,360)

Recent Accounting Pronouncements

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

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

Beginning January 1, 2013 and until February 8, 2019, the incentive compensation payable by the Company equaled the sum of (1) 20% of all of the ordinary income of the Company (before incentive compensation) since January 1, 2013 and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013, with each component being subject to a total return requirement of 8% of contributed common equity annually. Through December 31, 2017, the incentive compensation was an equity allocation to SVCP’s general partner under its limited partnership agreement (the “LPA”). On January 29, 2018, SVCP amended and restated its limited partnership agreement, effective as of January 1, 2018, to convert the existing incentive compensation structure from a profit allocation and distribution to SVCP’s general partner to a fee payable to the Advisor pursuant to the then-existing investment management agreements. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company.

On February 8, 2019, the stockholders of the Company approved an amended investment management agreement to be effective on February 9, 2019 (the “Amended Agreement”) between the Company and the Advisor which (i) reduced the management fee on total assets (excluding cash and cash equivalents) financed using leverage over 1.0x debt-to-equity from 1.5% to 1.0%, (ii) reduced the incentive compensation on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5% and (iii) reduced the cumulative total return hurdle from 8% to 7%.

Under the Amended Agreement, dated February 9, 2019, the incentive compensation equals the sum of (1) 20% of all ordinary income (before incentive compensation) from January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) from January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted average contributed common equity.

The incentive compensation is payable quarterly in arrears and is calculated as the amount by which cumulative incentive compensation earned since January 1, 2013 exceeds cumulative incentive compensation paid since January 1, 2013. A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2019 and December 31, 2018, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

4. Leverage — (continued)

and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by the SVCP 2022 Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”).

Total leverage outstanding and available at March 31, 2019 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%		$85,000,000	$85,000,000	$170,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,628,747	—	107,628,747
2022 Convertible Notes ($140 million par)	2022	4.625%		138,128,054	—	138,128,054
2022 Notes ($175 million par)	2022	4.125%		174,556,426	—	174,556,426
TCPC Funding Facility	2022	L+2.00%	†	208,500,000	91,500,000	300,000,000
SBA Debentures	2024−2028	2.77%	‡	98,000,000	52,000,000	150,000,000
Total leverage				811,813,227	$228,500,000	$1,040,313,227
Unamortized issuance costs				(6,265,516)
Debt, net of unamortized issuance costs				$805,547,711
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

Total leverage outstanding and available at December 31, 2018 was as follows:

	Maturity	Rate		Carrying Value*		Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%		$82,000,000	†	$88,000,000	$170,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,501,207		—	107,501,207
2022 Convertible Notes ($140 million par)	2022	4.625%		137,980,185		—	137,980,185
2022 Notes ($175 million par)	2022	4.125%		174,525,996		—	174,525,996
TCPC Funding Facility	2022	L+2.00%	‡	212,000,000		88,000,000	300,000,000
SBA Debentures	2024−2028	2.77%	§	98,000,000		52,000,000	150,000,000
Total leverage				812,007,388		$228,000,000	$1,040,007,388
Unamortized issuance costs				(6,805,196)
Debt, net of unamortized issuance costs				$805,202,192
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2018, $3.0 million of the outstanding amount were short-term borrowings bearing interest at a rate of Prime plus 2.25%.

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

The combined weighted-average interest rates on total leverage outstanding at March 31, 2019 and December 31, 2018 were 4.43% and 4.34%, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

4. Leverage — (continued)

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2019	2018
Interest expense	$9,583,131	$8,081,980
Amortization of deferred debt issuance costs	906,641	1,172,399	*
Commitment fees	197,861	387,515
Total	$10,687,633	$9,641,894
______________

*	Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility.

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2019, the estimated fair values of the SVCP 2022 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $108.9 million, $138.2 million and $168.1 million, respectively. As of December 31, 2018, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $108.6 million, $137.5 million and $169.5 million, respectively. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes and 2022 Notes were determined using market quotations. The estimated fair values of the SVCP 2022 Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility, TCPC Funding Facility and the SBA Debentures. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At March 31, 2019, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

4. Leverage — (continued)

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP 2022 Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At March 31, 2019, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of March 31, 2019 and December 31, 2018, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	March 31, 2019		December 31, 2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(371,253)	(1,871,946)	(498,793)	(2,019,815)
Carrying value of debt	$107,628,747	$138,128,054	$107,501,207	$137,980,185

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

4. Leverage — (continued)

For the three months ended March 31, 2019 and 2018, the components of interest expense for the convertible notes were as follows:

	Three Months Ended March 31,
	2019		2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$1,417,500	$1,618,750	$1,417,500	$1,618,750
Amortization of original issue discount	127,540	147,869	120,511	140,572
Total interest expense	$1,545,040	$1,766,619	$1,538,011	$1,759,322

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the three months ended March 31, 2019 and March 31, 2018. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the three months ended March 31, 2019 and March 31, 2018.

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

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes were as follows:

	March 31, 2019	December 31, 2018
Principal amount of debt	$175,000,000	$175,000,000
Original issue discount, net of accretion	(443,574)	(474,004)
Carrying value of debt	$174,556,426	$174,525,996

For the three months ended March 31, 2019 and 2018, the components of interest expense for the 2022 Notes were as follows:

	Three Months Ended March 31,
	2019	2018
Stated interest expense	$1,804,688	$1,804,688
Amortization of original issue discount	30,430	29,237
Total interest expense	$1,835,118	$1,833,925

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

4. Leverage — (continued)

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

Borrowings under the SVCP 2022 Facility generally bear interest at a rate of LIBOR plus 2.25%. In addition to amounts due on outstanding debt, the SVCP 2022 Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP 2022 Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2019, SVCP was in full compliance with such covenants.

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

SBA Debentures

As of March 31, 2019, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2019, SVCP had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2019 and December 31, 2018 were as follows:

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

4. Leverage — (continued)

_____________

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of March 31, 2019, TCPC Funding was in full compliance with such covenants.

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

March 31, 2019

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2019 and December 31, 2018 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2019	December 31, 2018
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	769,231	N/A
Auto Trakk SPV, LLC	12/21/2021	3,193,208	4,732,558
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	877,777	877,777
CAREATC, Inc.	3/14/2024	607,288	N/A
Certify, Inc.	2/28/2024	4,251,508	N/A
Datto, Inc.	12/7/2022	1,870,622	1,870,622
Donuts Inc.	9/17/2023	660,634	660,634
Edmentum, Inc.	6/9/2020	308,372	4,103,102
FinancialForce.Com	2/1/2024	7,000,000	N/A
GC Agile Holdings Limited (Apex)	6/15/2025	884,146	N/A
HighTower Holding, LLC	1/31/2026	N/A	6,169,355
Home Partners of America, Inc.	10/13/2022	2,142,857	2,142,857
IAS Investco, Inc.	1/24/2021	1,114,286	1,114,286
iCIMS, Inc.	9/12/2024	490,735	490,735
JAMF Holdings, Inc.	11/13/2022	404,684	1,214,052
Lithium Technologies, LLC	10/3/2022	1,983,364	1,983,364
Patient Point Network Solutions, LLC	6/26/2022	154,166	440,475
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
RSB-160, LLC (Lat20), LLC	7/20/2022	4,435,914	4,435,914
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Team Software, Inc.	9/17/2023	3,511,210	3,511,210
Telarix, Inc.	11/19/2023	357,143	357,143
TPC Intermediate Holdings, LLC	5/15/2023	188,235	188,235
Tradeshift Holdings, Inc.	9/1/2020	5,352,908	5,352,908
VSS-Southern Holdings, LLC	11/3/2026	1,027,397	N/A
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$48,409,323	$46,468,865

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

6. Related Party Transactions

The Company, SVCP, TCPC Funding, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2019 and December 31, 2018, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At March 31, 2019 and December 31, 2018, amounts reimbursable to the Advisor totaled $0.7 million and $1.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2019 and 2018, expenses allocated pursuant to the Administration Agreement totaled $0.6 million and $0.6 million respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2019 and 2018:

	2019	2018
Shares Issued	193	192
Average Price Per Share	$14.19	$14.18
Proceeds	$2,738	$2,723

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

7. Stockholders’ Equity and Dividends — (continued)

depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 21, 2019, to be in effect through the earlier of two trading days after the Company’s first quarter 2019 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2019:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	9,000	$13.96	*	$125,679
______________

*	Weighted-average price per share

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2018:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	11,300	$14.21	*	$160,615
______________

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net increase in net assets applicable to common shareholders resulting from operations	$24,121,820	$27,188,785
Weighted average shares outstanding	58,767,442	58,844,381
Earnings per share	$0.41	$0.46

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

9. Subsequent Events

On May 1, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

Effective May 6, 2019, the Company reduced the rate on its SVCP 2022 Facility by 0.25% to LIBOR + 2.0%, expanded total capacity by $50 million to $220 million, and extended its maturity to May 6, 2023.

Effective May 7, 2019, the Company expanded the total capacity of the TCPC Funding Facility by $50 million to $350 million.

On May 8, 2019, the Company’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 28, 2019 to stockholders of record as of the close of business on June 14, 2019.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

10. Financial Highlights

	Three Months Ended March 31,
	2019	2018
Per Common Share
Per share NAV at beginning of period	$14.13	$14.80

Investment operations:
Net investment income	0.40	0.37
Net realized and unrealized gain	0.01	0.09
Total from investment operations	0.41	0.46

Repurchase of common stock	—	—
Distributions to common shareholders	(0.36)	(0.36)
Per share NAV at end of period	$14.18	$14.90

Per share market price at end of period	$14.18	$14.22

Total return based on market value (1), (2)	11.5%	(4.6)%
Total return based on net asset value (1), (3)	2.9%	3.1%

Shares outstanding at end of period	58,765,800	58,836,148

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2019

10. Financial Highlights — (continued)

	Three Months Ended March 31,
	2019	2018
Ratios to average common equity: (4)
Net investment income	13.3%	11.8%
Expenses excluding incentive compensation	9.1%	8.0%
Expenses and incentive compensation	9.7%	8.6%

Ending common shareholder equity	$833,317,987	$876,575,015
Portfolio turnover rate	9.1%	4.6%
Weighted-average leverage outstanding	$808,228,913	$708,131,148
Weighted-average interest rate on leverage	4.8%	4.6%
Weighted-average number of common shares	58,767,442	58,844,381
Average leverage per share	$13.75	$12.03
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

(4)    Annualized, except for incentive compensation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1) (Unaudited)

Three Months Ended March 31, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2019
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	268,888	9,777,740	—	—	—	—	9,777,740
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 5/18/20	31,474	1,049,147	—	—	—	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 5/18/20	146,087	4,869,577	—	—	—	—	4,869,577
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	—	—	—	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	444,804	11,152,078	—	(161,872)	446,869	—	11,437,075
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	72,767	3,375,453	—	—	73,322	—	3,448,775
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	—	—	—	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	40,184	1,153,076	—	—	3,815,372	(9,867)	4,958,581
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	207,627	6,187,478	—	(75,668)	127,076	—	6,238,886
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	136,695	7,719,069	—	—	138,085	—	7,857,154
EPMC HoldCo, LLC, Membership Units	—	26,254	43,320	(26,254)	—	(43,320)	—
Green Biologics, Inc., Common Stock	—	3,670,777	—	(2,481,107)	2,006,277	—	3,195,947
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	54,844	1,900,733	—	—	—	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,375,243	—	(556,941)	—	—	818,302
KAGY Holding Company, Inc., Series A Preferred Stock	—	969,224	—	293,221	—	—	1,262,445
NEG Holdings, LLC (CORE Entertainment, Inc.), Senior Secured 1st Lien Term Loan, LIBOR + 8% PIK, 1% LIBOR Floor, due 10/17/22	42,523	1,574,099	—	—	41,568	—	1,615,667
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,543,086	—	13,045	—	—	6,556,131
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	364,299	—	(2,255)	—	—	362,044
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	367,914	—	(2,278)	—	—	365,636
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	1,118,110	—	(11,070)	—	—	1,107,040
Total	$1,445,893	$63,193,357	$43,320	$(3,011,179)	$6,648,569	$(53,187)	$66,820,880
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Three Months Ended March 31, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2019
36th Street Capital Partners Holdings, LLC, Membership Units	$480,404	$18,931,733	$—	$2,519,435	$346,250	$—	$21,797,418
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	852,519	27,839,419	—	—	753,750	—	28,593,169
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	—	—	—	1,418,746
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	43,738	1,773,807	—	(49,578)	—	—	1,724,229
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0% PIK, due 5/26/20	—	11,682,923	—	21,101	—	(7,577,094)	4,126,930
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	(578,646)	—	578,646	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	2,922,269	—	—	—	(578,646)	2,343,623
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	39,952	2,826,708	—	13,014	—	(90,461)	2,749,261
United N661UA-767, LLC (Aircraft Trust Holding Company)	34,505	2,896,083	—	19,224	—	(95,907)	2,819,400
Total	$1,451,118	$70,291,688	$—	$1,944,550	$1,100,000	$(7,763,462)	$65,572,776
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

March 31, 2019

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2019, 85.0% of our total assets were invested in qualifying assets.

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

As of March 31, 2019, 0.1% of our investments were categorized as Level 1, 3.6% were categorized as Level 2, 96.2% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2019, we invested approximately $150.1 million, comprised of new investments in four new and six existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 96.0% were in senior secured debt comprised of senior secured loans ($142.9 million, or 95.2% of total acquisitions) and senior secured notes ($1.2 million, or 0.8% of total acquisitions). The remaining $6.0 million (4.0% of total acquisitions) were comprised primarily of $3.1 million in equity interests in a portfolio of debt assets, $0.4 million in equity interests in a portfolio of lease assets, and $2.5 million in equity positions received in connection with debt investments. Additionally, we received approximately $146.4 million in proceeds from sales or repayments of investments during the three months ended March 31, 2019.

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
At March 31, 2019, our investment portfolio of $1,604.8 million (at fair value) consisted of 95 portfolio companies and was invested 94.7% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.0% in senior secured loans, 5.0% in senior secured notes, 2.7% in junior notes and 5.3% in equity investments. Our average portfolio company investment at fair value was approximately $16.9 million. Our largest portfolio company investment by value was approximately 3.4% of our portfolio and our five largest portfolio company investments by value comprised approximately 15.8% of our portfolio at March 31, 2019.

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

The industry composition of our portfolio at fair value at March 31, 2019 was as follows:

Industry	Percent of Total Investments
Diversified Software	22.4%
Data Processing and Hosting Services	11.9%
Financial Investment Activities	7.0%
Insurance	5.7%
Lessors of Nonfinancial Licenses	5.6%
Advertising, Public Relations and Marketing	3.8%
Credit (Nondepository)	3.5%
Equipment Leasing	3.1%
Computer Systems Design and Related Services	2.8%
Scientific Research and Development Services	2.4%
Business Support Services	2.4%
Management, Scientific, and Technical Consulting Services	2.4%
Health Care	2.4%
Educational Support Services	2.1%
Building Equipment Contractors	2.0%
Other Real Estate Activities	1.6%
Other Telecommunications	1.6%
Other Information Services	1.6%
Electronic Component Manufacturing	1.5%
Radio and Television Broadcasting	1.5%
Credit Related Activities	1.3%
Air Transportation	1.3%
Publishing	1.2%
Wired Telecommunications Carriers	1.1%
Other Manufacturing	1.1%
Utility System Construction	1.0%
Other	5.7%
Total	100.0%

The weighted average effective yield of our debt portfolio was 11.4% at March 31, 2019 and 11.4% at December 31, 2018. The weighted average effective yield of our total portfolio was 11.0% at March 31, 2019 and 10.9% at December 31, 2018. At March 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.6% at March 31, 2019. At December 31, 2018, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.3% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.1% at December 31, 2018.

Results of operations

Investment income

Investment income totaled $47.5 million and $44.2 million, respectively, for the three months ended March 31, 2019 and 2018, of which $46.9 million and $43.8 million were attributable to interest and fees on our debt investments, $0.5 million and $0.0 million to dividend income, $0.1 million and $0.1 million to lease income and $0.0 million and $0.3 million to other income, respectively. Included in interest and fees on our debt investments were $2.6 million and $1.7 million of non-recurring income related to prepayments for the three months ended March 31, 2019 and 2018, respectively. The increase in investment income in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 reflects an increase in interest income due to the larger portfolio size and the higher LIBOR during the three months ended March 31, 2019 as well as an increase in dividend income compared to the three months ended March 31, 2018, partially offset by a decrease in other income.

Expenses

Total operating expenses for the three months ended March 31, 2019 and 2018 were $24.2 million and $22.6 million, respectively, comprised of $10.7 million and $9.6 million in interest expense and related fees, $6.0 million and $5.7 million in base management and advisory fees, $5.4 million and $5.4 million in incentive fee expense, $0.6 million and $0.6 million in administrative expenses, $0.4 million and $0.4 million in legal and professional fees, and $1.1 million and $0.9 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily reflects the higher interest expense and other costs related to the increase in outstanding debt and the higher LIBOR during the period, as well as the increase in management fees due to the increase in beginning assets in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net investment income

Net investment income was $23.3 million and $21.6 million, respectively, for the three months ended March 31, 2019 and 2018. The increase in net investment income in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily reflects the increase in total investment income, partially offset by the increase in expenses in the three months ended March 31, 2019.

Net realized and unrealized gain or loss

Net realized loss for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.6 million, respectively.
For the three months ended March 31, 2019 and 2018, the change in net unrealized appreciation/depreciation was an increase of $1.1 million and $6.3 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2019 was comprised primarily of various market gains resulting from generally tighter spreads, partially offset by a $2.5 million markdown on Green Biologics. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2018 was comprised primarily of unrealized gains of $1.9 million on our investment in NEG Parent (CORE Entertainment), as well as various market gains resulting from generally tighter spreads.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the three months ended March 31, 2019 and 2018.

Incentive compensation

Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to SVCP's general partner within the Statement of Operations. Incentive compensation included in operating expenses for the three months ended March 31, 2019 and 2018 was $5.4 million and $5.4 million, respectively. Incentive compensation for the three months ended March 31, 2019 and 2018 was paid due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $24.1 million and $27.2 million for the three months ended March 31, 2019 and 2018, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the three months ended March 31, 2019 was primarily due to the lower net realized and unrealized gains during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2019 and 2018:

	2019	2018
Shares Issued	193	192
Average Price Per Share	$14.19	$14.18
Proceeds	$2,738	$2,723

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in

Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on May 1, 2019, to be in effect through the earlier of two trading days after our second quarter 2019 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2019 and 2018:

	2019	2018
Shares Repurchased	9,000	11,300
Price Per Share *	$13.96	$14.21
Total Cost	$125,679	$160,615
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at March 31, 2019 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP 2022 Facility	2022	L+2.25%		$85,000,000	$85,000,000	$170,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,628,747	—	107,628,747
2022 Convertible Notes ($140 million par)	2022	4.625%		138,128,054	—	138,128,054
2022 Notes ($175 million par)	2022	4.125%		174,556,426	—	174,556,426
TCPC Funding Facility	2022	L+2.00%	†	208,500,000	91,500,000	300,000,000
SBA Debentures	2024−2028	2.77%	‡	98,000,000	52,000,000	150,000,000
Total leverage				811,813,227	$228,500,000	$1,040,313,227
Unamortized issuance costs				(6,265,516)
Debt, net of unamortized issuance costs				$805,547,711
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2019, the Company’s asset coverage ratio was 216%.

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

Net cash provided by operating activities during the three months ended March 31, 2019 was $20.6 million. Our primary source of cash in operating activities during this period consisted of net investment income (net of non-cash income and expenses) of approximately $22.0 million, partially offset by the settlement of acquisitions of investments (net of dispositions) of $1.4 million.

Net cash used in financing activities was $21.8 million during the three months ended March 31, 2019, consisting primarily of $21.2 million in regular dividends paid on common equity, $0.5 million of net repayments of debt and $0.1 million in repurchases of common shares.

At March 31, 2019, we had $26.8 million in cash and cash equivalents.

The SVCP 2022 Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP 2022 Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP 2022 Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2019, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the three months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the three months ended March 31, 2019 and 2018:

	2019	2018
Shares Issued	193	192
Average Price Per Share	$14.19	$14.18
Proceeds	$2,738	$2,723

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

Recent Developments

From April 1, 2019 through May 7, 2019, the Company has invested approximately $76.7 million primarily in five senior secured loans with a combined effective yield of approximately 10.8%.

On May 1, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

Effective May 6, 2019, the Company reduced the rate on its SVCP 2022 Facility by 0.25% to LIBOR + 2.0%, expanded total capacity by $50 million to $220 million, and extended its maturity to May 6, 2023.

Effective May 7, 2019, the Company expanded the total capacity of the TCPC Funding Facility by $50 million to $350 million.

On May 8, 2019, the Company’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 28, 2019 to stockholders of record as of the close of business on June 14, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2019, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2019 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$44,420,451	$(8,805,000)	$35,615,451
Up 200 basis points	29,613,634	(5,870,000)	23,743,634
Up 100 basis points	14,806,817	(2,935,000)	11,871,817
Down 100 basis points	(14,806,817)	2,935,000	(11,871,817)
Down 200 basis points	(26,218,945)	5,870,000	(20,348,945)
Down 300 basis points	(29,975,205)	7,647,730	(22,327,475)

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

PART II - Other Information

Item 1.         Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2019, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None.

Item 4:         Mine Safety Disclosures.
None.

Item 5.	Other Information.
None

Item 6.     Exhibits

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
3.4	Amended and Restated Investment Management Agreement of the Registrant (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
______________
* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018

(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018

(4)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on February 12, 2019

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: May 8, 2019
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: May 8, 2019
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer