Form 10-Q
period 2019-06-30
BlackRock TCP Capital Corp.
filed 2019-08-08
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00899
______________________

BLACKROCK TCP CAPITAL CORP.
(Exact Name of Registrant as Specified in Charter)
______________________

Delaware	56-2594706
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000
Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 566-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	TCPC	NASDAQ Global Select Market
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 7, 2019 was 58,766,000.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2019

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,576,176,528 and $1,460,936,257, respectively)	$1,549,241,885	$1,463,800,744
Companies 5% to 25% owned (cost of $94,022,360 and $78,353,253, respectively)	73,909,982	63,193,357
Companies more than 25% owned (cost of $104,824,283 and $110,258,458, respectively)	66,030,402	70,291,689
Total investments (cost of $1,775,023,171 and $1,649,547,968, respectively)	1,689,182,269	1,597,285,790

Cash and cash equivalents	21,857,502	27,920,402
Accrued interest income:
Companies less than 5% owned	19,087,851	20,898,838
Companies 5% to 25% owned	1,039,655	678,057
Companies more than 25% owned	212,221	124,009
Deferred debt issuance costs	5,947,161	4,843,985
Receivable for investments sold	433,969	—
Prepaid expenses and other assets	4,716,366	7,784,608
Total assets	1,742,476,994	1,659,535,689

Liabilities
Debt, net of unamortized issuance costs of $6,232,536 and $6,805,196, respectively	907,390,166	805,202,192
Payable for investments purchased	12,001,815	908,759
Interest payable	8,730,757	8,747,872
Management and advisory fees payable	5,313,570	5,247,344
Incentive compensation payable	4,830,994	5,840,346
Payable to the Advisor	898,196	1,226,372
Accrued expenses and other liabilities	1,970,236	1,888,077
Total liabilities	941,135,734	829,060,962

Commitments and contingencies (Note 5)

Net assets applicable to common shareholders	$801,341,260	$830,474,727

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,766,000 and 58,774,607 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	$58,766	$58,775
Paid-in capital in excess of par	999,953,094	1,000,073,183
Distributable earnings (loss)	(198,670,600)	(169,657,231)
Net assets applicable to common shareholders	$801,341,260	$830,474,727

Net assets per share	$13.64	$14.13

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	8.81%	11.38%	6/1/2020	$22,500,000	$22,368,601	$22,365,000	1.31%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR (Q)	1.37%	8.13%	10.69%	9/30/2021	$37,775,057	37,502,461	37,134,770	2.17%	H/N
								59,871,062	59,499,770	3.48%
Air Transportation
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR (Q)	—	5.25%	7.69%	6/5/2023	$24,781,126	24,475,342	24,471,362	1.43%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR (Q)	—	7.50%	10.08%	2/1/2022	$917,390	911,224	917,390	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR (Q)	—	7.50%	10.08%	2/1/2022	$1,089,767	1,082,443	1,089,767	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR (Q)	—	7.50%	10.08%	2/1/2022	$1,240,730	1,232,392	1,240,730	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR (Q)	—	7.50%	10.08%	2/1/2022	$876,362	870,472	876,362	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR (Q)	—	7.50%	10.08%	5/1/2022	$921,763	915,257	921,763	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR (Q)	—	7.50%	10.08%	5/1/2022	$965,175	958,363	965,175	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR (Q)	—	7.50%	10.08%	5/1/2022	$1,464,982	1,454,642	1,464,982	0.09%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR (Q)	—	7.50%	10.08%	8/1/2022	$634,089	629,539	634,089	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR (Q)	—	7.50%	10.08%	8/1/2022	$602,283	597,961	602,283	0.04%	N
								33,127,635	33,183,903	1.94%
Amusement and Recreation
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	5.75%	8.34%	6/15/2024	$55,556	41,744	53,472	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR (Q)	1.00%	5.75%	8.27%	6/15/2024	$111,111	108,310	104,861	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	8.15%	6/15/2024	$1,504,611	1,478,381	1,448,188	0.08%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR (Q)	—	13.50%	15.99%	2/1/2021	$5,586,967	5,540,901	5,490,592	0.32%	L/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	10.83%	11/3/2020	$4,876,530	4,843,584	4,876,530	0.29%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	10.83%	11/3/2020	$—	(5,432)	—	—	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	10.83%	11/2/2022	$290,821	288,474	290,822	0.02%	N
								12,295,962	12,264,465	0.72%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.50%	9.94%	7/25/2021	$2,465,638	2,422,266	2,466,871	0.14%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.94%	7/25/2021	$13,636,824	13,547,192	13,643,642	0.80%	N
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	6.25%	8.88%	5/22/2023	$481,249	473,476	469,459	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR (Q)	—	6.25%	8.88%	5/22/2023	$15,931,362	15,672,907	15,541,044	0.91%	N
								32,115,841	32,121,016	1.88%
Business Support Services
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR (Q)	1.00%	7.00%	9.32%	6/15/2025	$19,063,320	18,686,786	18,682,054	1.09%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR (Q)	1.00%	7.00%	9.32%	6/15/2025	$829,146	813,275	812,563	0.05%	H/N
STG-Fairway Acquisitions, Inc. (First Advantage)	Second Lien Term Loan	LIBOR (M)	1.00%	9.25%	11.65%	6/30/2023	$31,000,000	30,700,064	31,000,000	1.81%	N
								50,200,125	50,494,617	2.95%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Computer Systems Design and Related Services
Fidelis Acquisitionco, LLC	First Lien Term Loan A	LIBOR (Q)	—	4.00% PIK	6.44%	12/31/2022	$2,878,281	$2,878,281	$2,878,281	0.17%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan B	LIBOR (Q)	—	8.00% PIK	10.63%	12/31/2022	$25,904,525	25,904,525	18,964,730	1.11%	C/N
Fidelis Acquisitionco, LLC	First Lien Term Loan C	LIBOR (Q)	—	10.00% PIK	12.63%	12/31/2022	$26,765,575	27,804,525	—	—	C/N
Snow Software AB	First Lien Term Loan	LIBOR (Q)	2.00%	6.00%	8.38%	4/17/2024	$13,081,645	12,827,963	12,820,012	0.75%	N
Snow Software AB	Sr Secured Revolver	LIBOR (Q)	2.00%	6.00%	8.38%	4/17/2024	$—	(83,660)	(87,211)	(0.01)%	K/N
								69,331,634	34,575,812	2.02%
Construction
Brannan Sand Gravel Company, LLC	First Lien Term Loan	LIBOR (Q)	—	5.25%	7.63%	7/3/2023	$7,323,673	7,234,818	7,290,716	0.43%	N

Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	6.50%	8.89%	12/21/2021	$23,971,792	23,767,318	23,951,418	1.40%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,466,270	28,314,000	1.65%	E/G/H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.40%	7/20/2022	$3,833,333	3,770,885	3,767,975	0.22%	N
RSB-160, LLC (Lat20)	First Lien Incremental Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.40%	7/20/2022	$—	—	(75,632)	—	K/N
								55,004,473	55,957,761	3.27%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.25%	8.58%	12/20/2021	$5,707,706	5,707,706	5,799,030	0.34%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	8.58%	12/20/2021	$13,656,861	13,585,132	13,875,371	0.81%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.25%	8.58%	12/20/2021	$—	(3,371)	—	—	K/N
								19,289,467	19,674,401	1.15%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	5.00%	7.59%	9/20/2022	$20,772,306	20,480,808	20,724,530	1.21%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	5.00%	7.59%	9/20/2022	$—	(19,513)	(3,473)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.40%	10/31/2025	$9,590,821	9,565,616	9,542,867	0.56%	G
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (M)	—	5.63% Cash+2.50% PIK	10.56%	10/1/2022	$51,473,500	51,078,926	51,167,233	2.99%	L/N
Donuts Inc.	First Lien Revolver	LIBOR (Q)	1.00%	6.25%	8.65%	9/17/2023	$373,849	347,395	359,366	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	8.58%	9/17/2023	$10,965,517	10,679,937	10,812,000	0.63%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.44%	5/1/2022	$11,263,705	11,167,150	11,267,084	0.66%	N
Pulse Secure, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	9.44%	5/1/2022	$—	(11,461)	—	—	K/N
SnapLogic, Inc.	First Lien Term Loan	LIBOR (Q)	—	7.81% Cash+2.00% PIK	12.38%	3/1/2022	$31,631,420	31,110,053	30,625,541	1.79%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.65%	5/5/2025	$4,275,000	4,237,006	3,982,868	0.23%
Web.com Group Inc.	Second Lien Term Loan	LIBOR (M)	—	7.75%	10.16%	10/11/2026	$18,280,678	18,152,304	18,006,468	1.05%	J
								156,788,221	156,484,484	9.14%
Diversified Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.5% Cash+2.00% PIK	16.13%	7/16/2020	$14,881,496	14,885,844	14,933,581	0.87%	H/N
Apptio, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.67%	1/10/2025	$11,812,993	11,588,066	11,781,098	0.69%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	9.67%	1/10/2025	$—	(14,178)	(2,077)	—	K/N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.38%	12/31/2020	$38,379,156	38,218,436	38,954,844	2.28%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.38%	12/31/2020	$15,188,522	15,038,538	15,416,350	0.90%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (Q)	1.00%	10.50%	13.10%	11/4/2021	$26,358,696	26,023,011	26,555,068	1.55%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Software (continued)
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.75%	8.15%	2/28/2024	$531,438	$483,615	$485,522	0.03%	N
Certify, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	8.15%	2/28/2024	$23,383,293	23,285,407	23,046,573	1.35%	N
Certify, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	5.75%	8.15%	2/28/2024	$—	(15,943)	(15,305)	—	K/N
DealerFX, Inc.	First Lien Term Loan	LIBOR (Q)	—	6.25% Cash+2.00% PIK	10.63%	2/1/2023	$16,096,320	15,855,682	16,292,695	0.95%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.40%	6/14/2025	$16,927,201	16,547,284	16,546,339	0.97%	N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	9.40%	6/14/2025	$618,211	568,843	568,533	0.03%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.33%	9/19/2025	$24,840,563	24,648,574	24,623,208	1.44%
FinancialForce.com	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR (Q)	—	6.75%	9.31%	2/1/2024	$21,000,000	20,483,575	21,196,000	1.24%	L/N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	2.80% Cash+8.45% PIK	15.63%	1/26/2022	$23,304,557	22,936,853	21,471,653	1.25%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.50%	8.90%	9/12/2024	$9,482,016	9,305,976	9,293,324	0.54%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.50%	8.90%	9/12/2024	$—	(8,513)	(9,766)	—	K/N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	9.53%	11/13/2022	$14,160,797	13,954,203	14,160,797	0.83%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	9.41%	11/13/2022	$809,368	792,840	809,368	0.05%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	7.00%	9.53%	11/13/2022	$3,606,829	3,558,243	3,606,829	0.21%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.46%	10/3/2022	$20,884,731	20,571,230	20,627,849	1.21%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	10.46%	10/3/2022	$—	(22,476)	(18,796)	—	K/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.00%	10.46%	10/3/2022	$7,131,905	6,997,747	7,044,183	0.41%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	10.46%	10/3/2022	$—	(8,342)	(5,599)	—	K/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR (M)	—	8.00%	10.44%	4/2/2027	$9,903,019	9,707,918	9,952,534	0.58%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.50%	8.94%	5/3/2025	$—	(33,547)	(34,463)	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR (M)	1.00%	5.50% Cash+1.00% PIK	8.94%	5/3/2025	$14,314,408	14,033,860	14,028,120	0.82%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR (M)	1.00%	6.50%	8.94%	5/3/2025	$—	(23,483)	(24,124)	—	K/N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR (Q)	—	6.25%	8.69%	12/5/2023	$4,444,444	4,364,679	4,337,333	0.25%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR (Q)	—	6.25%	8.69%	12/5/2023	$—	(4,927)	(6,694)	—	K/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR (Q)	1.00%	8.52%	10.72%	6/14/2021	$21,229,624	20,830,056	21,047,049	1.23%	N
Team Software, Inc.	First Lien Revolver	LIBOR (Q)	—	5.50%	7.88%	9/17/2023	$1,404,484	1,359,747	1,357,785	0.08%	N
Team Software, Inc.	First Lien Term Loan	LIBOR (Q)	—	5.50%	7.88%	9/17/2023	$13,167,038	12,996,904	12,991,917	0.76%	N
Telarix, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	8.41%	11/19/2023	$7,481,250	7,379,659	7,411,674	0.43%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.00%	8.41%	11/19/2023	$—	(4,701)	(3,321)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (Q)	—	8.88%	11.44%	9/1/2020	$19,117,528	18,821,496	18,748,025	1.10%	L/N
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	—	6.25%	8.69%	5/31/2021	$—	—	(76,531)	—	K/N
Unanet, Inc.	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.69%	5/31/2024	$—	(24,071)	(24,490)	—	K/N
Unanet, Inc.	First Lien Term Loan	LIBOR (M)	—	6.25%	8.69%	5/31/2024	$19,897,959	19,701,856	19,698,980	1.15%	N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	9.88%	12.50%	12/31/2019	$1,393,398	1,382,016	1,187,384	0.07%	L/N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.25%	9.66%	7/31/2022	$2,726,918	2,687,452	2,700,603	0.16%	N
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR (M)	1.00%	7.25%	9.66%	7/31/2022	$4,996,644	4,900,901	4,948,426	0.29%	N
Xactly Corporation	First Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.66%	7/31/2022	$16,397,517	16,184,666	16,239,281	0.95%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (M)	1.00%	7.25%	9.66%	7/31/2022	$—	(17,387)	(13,563)	—	K/N
								419,917,609	421,828,196	24.67%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Educational Support Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$5,320,228	$5,320,228	$5,320,233	0.31%	B/N
Edmentum, Inc.	Sr Unsecured Promissory Note	Fixed	—	10.00%	10.00%	9/30/2019	$3,644,068	3,623,080	3,644,068	0.21%	B/N
Edmentum, Inc.	First Lien Term Loan B	Fixed	—	8.50%	8.50%	6/9/2021	$8,924,677	7,769,444	8,924,677	0.52%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,993,119	7,993,119	7,993,127	0.47%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,521,248	3,521,248	3,521,248	0.21%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$16,742,608	16,588,829	13,394,086	0.78%	B/N
Educationcity Limited (Edmentum)	Sr Unsecured Promissory Note	Fixed	—	10.00%	10.00%	9/30/2019	$1,457,627	1,449,232	1,457,627	0.09%	B/N
								46,265,180	44,255,066	2.59%
Electronic Component Manufacturing
Adesto Technologies Corporation	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	11.13%	5/8/2022	$17,367,272	16,470,304	16,707,315	0.98%	N
Soraa, Inc.	Tranche A Term Loan (4.33% Exit Fee)	LIBOR (Q)	0.44%	9.33%	11.90%	12/31/2019	$2,574,367	2,555,309	2,441,788	0.14%	L/N
								19,025,613	19,149,103	1.12%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$28,593,169	28,593,169	28,593,169	1.66%	E/F/N

Financial Investment Activities
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR (M)	—	8.25%	10.65%	10/1/2026	$27,105,263	26,844,698	26,664,802	1.56%
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR (M)	—	9.50%	11.97%	4/12/2025	$38,000,000	38,000,000	37,471,800	2.19%	H/I/N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	8.25%	10.67%	1/31/2026	$6,169,355	6,055,443	6,179,226	0.36%	N
HighTower Holding, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.66%	1/31/2026	$15,080,645	14,717,958	15,104,774	0.88%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	—	8.50%	10.83%	3/5/2026	$5,820,856	5,650,921	5,806,304	0.34%	N
								91,269,020	91,226,906	5.33%
Ground Transportation
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR (M)	—	6.50%	8.89%	12/13/2021	$2,559,542	2,516,982	2,533,946	0.15%	N
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.64%	5/15/2027	$19,382,324	18,994,678	18,994,678	1.11%	N
								21,511,660	21,528,624	1.26%
Health Care
CAREATC, Inc.	First Lien Term Loan	LIBOR (M)	—	7.25%	9.68%	3/14/2024	$8,502,033	8,337,996	8,342,195	0.49%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR (M)	—	7.25%	9.68%	3/14/2024	$—	(11,431)	(11,417)	—	K/N
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.90%	2/14/2021	$29,288,064	29,103,029	29,727,385	1.74%	N
								37,429,594	38,058,163	2.23%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR (M)	—	6.25%	8.69%	10/31/2024	$4,560,417	4,478,890	4,497,939	0.26%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.69%	10/31/2024	$—	(7,413)	(5,708)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.90%	12/19/2025	$35,000,000	34,761,985	34,868,750	2.04%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (M)	1.00%	5.50%	7.90%	1/24/2021	$5,464,286	5,434,064	5,440,789	0.32%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (M)	1.00%	5.50%	7.90%	1/24/2021	$1,714,286	1,705,649	1,706,914	0.10%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	7.90%	1/24/2021	$4,045,299	4,022,875	4,027,904	0.24%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR (M)	1.00%	5.50%	7.90%	1/24/2021	$6,190,013	6,164,542	6,163,396	0.36%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.57%	8/15/2020	$20,166,667	20,134,501	20,138,433	1.18%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.59%	8/15/2020	$4,381,200	4,353,294	4,375,066	0.26%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.00%	9.63%	8/15/2020	$12,000,000	11,962,661	11,983,200	0.70%	N
								93,011,048	93,196,683	5.46%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	10.15%	9/29/2025	$14,711,567	$14,615,236	$14,573,646	0.85%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	7.75%	10.25%	12/28/2023	$24,139,968	23,980,718	24,115,828	1.41%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	Prime	—	7.25%	12.75%	10/12/2023	$10,793,402	10,530,662	10,503,599	0.61%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR (Q)	1.50%	8.00%	10.58%	10/12/2023	$40,857,522	39,869,101	39,846,299	2.33%	N
								88,995,717	89,039,372	5.20%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.00%	9.63%	5/1/2020	$908,679	907,742	908,677	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	9.63%	5/1/2020	$36,757,364	36,717,210	36,757,364	2.15%	N
								37,624,952	37,666,041	2.20%
Metal Manufacturing
Neenah Foundry Company	First Lien Term Loan B	LIBOR (Q)	—	6.50%	8.98%	12/13/2022	$5,081,309	5,041,758	5,030,496	0.28%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	10.33%	10/17/2022	$1,658,962	1,658,961	1,658,963	0.09%	B/N

Other Information Services
Discoverorg, LLC	Second Lien Term Loan	LIBOR (M)	—	8.50%	10.90%	2/1/2027	$25,000,000	24,650,493	24,781,250	1.45%
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,510,028	12,500,431	0.73%	L/N
								37,160,521	37,281,681	2.18%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$4,869,577	4,869,577	4,869,577	0.28%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$10,315,515	8,633,832	10,153,561	0.59%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,049,146	1,049,146	1,049,146	0.06%	B/N
								14,552,555	16,072,284	0.93%
Other Real Estate Activities
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.52%	4/17/2024	$24,951,467	24,782,103	25,700,011	1.50%	N

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	8.25%	10.58%	11/1/2025	$25,846,154	25,648,884	24,101,538	1.41%

Pharmaceuticals
P&L Development, LLC	First Lien Term Loan	LIBOR (Q)	2.00%	7.50%	9.84%	6/30/2024	$10,000,000	9,750,000	9,750,000	0.57%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	9.00%	11.50%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.11%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	7.50%	10.13%	9/21/2022	$—	(12,154)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	7.50%	10.13%	9/21/2022	$10,881,394	10,750,982	10,930,361	0.64%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	9.83%	6/26/2022	$6,608,073	6,555,062	6,608,073	0.39%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	Prime	1.00%	6.50%	12.00%	6/26/2022	$176,190	172,751	176,190	0.01%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	7.50%	9.83%	6/26/2022	$1,273,610	1,260,963	1,276,285	0.07%	N
								18,727,604	18,990,909	1.11%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal/	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Radio and Television Broadcasting
NEP II, Inc.	Second Lien Term Loan	LIBOR (M)	—	7.00%	9.40%	10/19/2026	$23,565,964	$23,445,286	$23,448,134	1.37%	G

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	11.91%	1/12/2020	$5,750,000	5,738,457	5,750,000	0.34%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.25%	8.65%	10/13/2022	$—	—	(14,679)	—	K/N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.25%	8.65%	10/13/2022	$2,857,143	2,823,088	2,837,571	0.17%	N
								8,561,545	8,572,892	0.51%
Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR (Q)	—	6.76%	9.09%	5/20/2025	$14,030,514	13,751,610	13,749,904	0.80%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (Q)	1.00%	8.84%	11.27%	9/12/2022	$6,968,402	6,849,755	6,968,053	0.41%	N
								20,601,365	20,717,957	1.21%
Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,563,970	1,064,080	0.06%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	3,993,101	2,715,234	0.16%	E/G/H/N
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$730,749	702,838	660,945	0.04%	L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$240,031	223,284	225,389	0.01%	L/N
								6,483,193	4,665,648	0.27%
Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.08%	6/1/2025	$7,611,914	7,548,897	7,516,765	0.44%	G/N

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,806	1,497,092	0.09%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	8.50%	11.06%	8/1/2020	$3,911,427	3,890,090	3,732,871	0.22%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	11.44%	14.00%	8/1/2020	$2,139,110	2,062,162	2,091,301	0.12%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$6,578,877	6,578,877	3,289,438	0.19%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$8,668,850	8,668,850	2,638,365	0.15%	C/F/H/N
								22,973,785	13,249,067	0.77%
Wholesalers
Construction Supply Acquisition, LLC	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	8.41%	6/30/2023	$11,908,696	11,849,450	11,878,924	0.69%	N
FreePoint Commodities, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.65%	6/13/2023	$15,000,000	14,874,957	14,853,000	0.87%	N
								26,724,407	26,731,924	1.56%
Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (M)	1.25%	7.25%	9.65%	10/25/2022	$16,746,353	16,452,043	16,820,874	0.98%	N
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.33%	5/15/2023	$803,647	790,467	799,950	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.33%	5/15/2020	$—	(13,586)	(3,627)	—	K/N
								17,228,924	17,617,197	1.03%

Total Debt Investments								1,651,693,321	1,609,094,467	94.04%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	$185,450	$238,245	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	125,757	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	428,177	0.03%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	54,626	—	C/E/H/N
				767,709	846,805	0.05%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	2,346,353	2,678,925	0.16%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	2,417,176	2,679,749	0.16%	E/F/N
Epic Aero, Inc (One Sky)	Common Stock		1,842	855,313	6,461,249	0.38%	C/N
				5,618,842	11,819,923	0.70%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	49,576	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	3,579,710	0.21%	C/E/N
				556,370	3,629,286	0.21%
Chemicals
Green Biologics, Inc. (United Kingdom)	Common Stock		34,761,145	20,528,870	3,476	—	B/C/E/H/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	832,160	0.05%	C/E/N
				21,134,136	835,636	0.05%
Computer Systems Design and Related Services
Fidelis Topco LP	Warrants to Purchase Series A Preferred Units	7/20/2028	21,888,917	—	2,189	—	C/E/N
Fidelis Topco LP	Warrants to Purchase Series B Preferred Units	7/20/2028	24,972,917	—	2,497	—	C/E/N
				—	4,686	—
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,155,085	0.07%	C/E/F/N
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	511,349	847,261	0.05%	C/E/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	1,600,000	0.09%	C/E/N
				27,600,119	3,602,346	0.21%
Diversified Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	467,603	0.03%	C/E/N
FinancialForce.com	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	293,268	0.02%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	633,245	0.04%	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	55,980	—	C/E/N
				1,270,934	1,450,096	0.09%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	—	—	—	B/C/E/N
				680,226	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Electronic Component Manufacturing
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	$846,724	$703,245	0.04%	C/E/N
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	1,067,406	0.06%	C/E/N
				1,325,623	1,770,651	0.10%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		16,090,666	16,090,666	22,082,923	1.29%	E/F/N

Financial Investment Activities
Conventional Lending TCP Holdings, LLC	Membership Units		1,415,656	1,415,656	1,415,656	0.08%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,909,060	1,909,060	2,363,610	0.14%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		17,207,181	17,207,181	17,930,490	1.05%	E/I/N
				20,531,897	21,709,756	1.27%
Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,708,879	0.39%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	372,559	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	376,255	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,084,249	0.06%	B/C/N
				3,166,925	8,541,942	0.49%
Other Information Services
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	65,245	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				144,327	110,388	—
Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	—	—	B/C/E/N
				1,091,200	—	—
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	1,477,518	0.09%	B/C/E/N

Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	573,610	0.03%	C/D/H

Scientific Research and Development Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	534,850	0.03%	C/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	$1,000,000	$—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	448,000	76,950	120,256	0.01%	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	107,372	0.01%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,554,187	227,628	0.02%
Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	869,758	0.05%	C/D/E/H/N

Total Equity Securities				123,329,850	80,087,802	4.68%

Total Investments				$1,775,023,171	$1,689,182,269

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					21,857,502	1.28%
Cash and Cash Equivalents					21,857,502	1.28%

Total Cash and Investments					$1,711,039,771	100.00%	M

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $382,374,154 and $263,463,486, respectively, for the six months ended June 30, 2019. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of June 30, 2019 was $1,643,591,361 or 96.1% of total cash and investments of the Company.  As of June 30, 2019, approximately 12.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$40,843,623	$43,611,423	$83,800,277	$82,782,074
Companies 5% to 25% owned	983,755	485,488	1,713,023	1,133,394
Companies more than 25% owned	902,019	549,004	1,798,275	1,829,619
PIK interest income:
Companies less than 5% owned	4,160,072	1,866,698	5,838,088	3,493,902
Companies 5% to 25% owned	741,170	1,326,720	1,457,796	2,425,678
Companies more than 25% owned	—	478,742	—	478,740
Dividend income:
Companies more than 25% owned	392,198	28,379	872,602	46,281
Lease income:
Companies more than 25% owned	74,457	74,457	148,914	148,914
Other income:
Companies less than 5% owned	77,331	—	86,179	—
Companies 5% to 25% owned	—	—	—	297,356
Total investment income	48,174,625	48,420,911	95,715,154	92,635,958

Operating expenses
Interest and other debt expenses	11,144,631	10,104,153	21,832,263	19,746,047
Management and advisory fees	6,119,490	6,177,575	12,154,231	11,883,811
Incentive fee	4,830,994	5,986,557	10,184,410	11,377,835
Administrative expenses	599,559	597,232	1,199,118	1,194,464
Legal fees, professional fees and due diligence expenses	430,876	579,809	868,013	1,014,111
Director fees	202,328	176,767	391,126	333,583
Insurance expense	128,742	108,053	256,070	214,918
Custody fees	97,603	91,248	197,213	183,103
Other operating expenses	806,764	653,288	1,498,974	1,176,745
Total operating expenses	24,360,987	24,474,682	48,581,418	47,124,617

Net investment income	23,813,638	23,946,229	47,133,736	45,511,341

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(37)	707,539	(300,359)	74,764
Investments in companies 5% to 25% owned	—	—	43,320	—
Net realized gain (loss)	(37)	707,539	(257,039)	74,764

Change in net unrealized appreciation/depreciation	(34,637,483)	(20,536,124)	(33,578,759)	(14,279,675)
Net realized and unrealized loss	(34,637,520)	(19,828,585)	(33,835,798)	(14,204,911)

Net increase (decrease) in net assets applicable to common shareholders resulting from operations	$(10,823,882)	$4,117,644	$13,297,938	$31,306,430

Basic and diluted earnings per common share	$(0.18)	$0.07	$0.23	$0.53

Basic and diluted weighted average common shares outstanding	58,765,802	58,823,534	58,766,618	58,833,900

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount		Distributable Earnings (Loss)
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$(168,186,669)	$870,728,126
Issuance of common stock from dividend reinvestment plan	192	—	2,723	—	2,723
Repurchase of common stock	(11,300)	(11)	(160,604)	—	(160,615)
Net investment income	—	—	—	21,565,113	21,565,113
Net realized and unrealized gain	—	—	—	5,623,672	5,623,672
Regular dividends paid to common shareholders	—	—	—	(21,184,004)	(21,184,004)
Balance at March 31, 2018	58,836,148	$58,836	$1,038,698,067	$(162,181,888)	$876,575,015

Issuance of common stock from dividend reinvestment plan	182	—	2,620	—	2,620
Repurchase of common stock	(23,316)	(23)	(338,035)	—	(338,058)
Net investment income	—	—	—	23,946,228	23,946,228
Net realized and unrealized gain	—	—	—	(19,828,583)	(19,828,583)
Regular dividends paid to common shareholders	—	—	—	(21,174,966)	(21,174,966)
Balance at June 30, 2018	58,813,014	$58,813	$1,038,362,652	$(179,239,209)	$859,182,256

	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount		Distributable Earnings (Loss)
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727
Issuance of common stock from dividend reinvestment plan	193	—	2,738	—	2,738
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	23,320,098	23,320,098
Net realized and unrealized gain	—	—	—	801,722	801,722
Regular dividends paid to common shareholders	—	—	—	(21,155,619)	(21,155,619)
Balance at March 31, 2019	58,765,800	$58,766	$999,950,251	$(166,691,030)	$833,317,987

Issuance of common stock from dividend reinvestment plan	200	—	2,843	—	2,843
Net investment income	—	—	—	23,813,638	23,813,638
Net realized and unrealized gain	—	—	—	(34,637,520)	(34,637,520)
Regular dividends paid to common shareholders	—	—	—	(21,155,688)	(21,155,688)
Balance at June 30, 2019	58,766,000	$58,766	$999,953,094	$(198,670,600)	$801,341,260

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$13,297,938	$31,306,430
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash used in operating activities:
Net realized loss (gain)	257,039	(74,764)
Change in net unrealized appreciation/depreciation of investments	33,578,725	14,273,455
Net amortization of investment discounts and premiums	(6,821,574)	(4,819,559)
Amortization of original issue discount on convertible debt	615,313	583,820
Interest and dividend income paid in kind	(7,295,884)	(6,398,320)
Amortization of deferred debt issuance costs	1,837,576	2,029,881
Changes in assets and liabilities:
Purchases of investment securities	(375,078,270)	(287,490,866)
Proceeds from sales, maturities and pay downs of investments	263,463,486	184,249,156
Decrease (increase) in accrued interest income - companies less than 5% owned	1,810,987	(3,941,666)
Increase in accrued interest income - companies 5% to 25% owned	(361,598)	(43,985)
Increase in accrued interest income - companies more than 25% owned	(88,212)	(34,542)
Increase in receivable for investments sold	(433,969)	(7,506,136)
Decrease (increase) in prepaid expenses and other assets	3,068,242	(1,660,227)
Increase (decrease) in payable for investments purchased	11,093,056	(9,017,359)
Increase (decrease) in incentive compensation payable	(1,009,352)	3,422
Increase (decrease) in interest payable	(17,115)	481,898
Decrease in payable to the Advisor	(328,176)	(800,703)
Increase in management and advisory fees payable	66,226	—
Increase (decrease) in accrued expenses and other liabilities	82,159	(80,675)
Net cash used in operating activities	(62,263,403)	(88,940,740)

Financing activities
Borrowings	309,500,000	291,953,697
Repayments of debt	(208,500,000)	(216,000,000)
Payments of debt issuance costs	(2,368,092)	(3,193,847)
Dividends paid to common shareholders	(42,311,307)	(42,358,970)
Repurchase of common shares	(125,679)	(498,639)
Proceeds from shares issued in connection with dividend reinvestment plan	5,581	5,343
Net cash provided by financing activities	56,200,503	29,907,584

Net decrease in cash and cash equivalents (including restricted cash)	(6,062,900)	(59,033,156)
Cash and cash equivalents (including restricted cash) at beginning of period	27,920,402	86,625,237
Cash and cash equivalents (including restricted cash) at end of period	$21,857,502	$27,592,081

Supplemental cash flow information
Interest payments	$18,978,694	$15,982,231
Excise tax payments	$—	$86,106

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

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

June 30, 2019

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

June 30, 2019

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

At June 30, 2019, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$573,610
2	Other direct and indirect observable market inputs *	169,724,801	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,331,057,822	108,311,844	77,432,228
3	Advisor valuations with significant unobservable inputs	—	—	2,081,964
Total		$1,500,782,623	$108,311,844	$80,087,802
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2019 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	1,175,005,956	Income approach	Discount rate	6.1% - 48.2% (10.8%)
	85,012,614	Market quotations	Indicative bid/ask quotes	1 (1)
	41,092,263	Market comparable companies	Revenue multiples	1.5x - 3.0x (2.3x)
	29,946,989	Market comparable companies	EBITDA multiples	6.5x - 12.7x (11.7x)
Other Corporate Debt	41,251,114	Income approach	Discount rate	12.7% - 34.0% (14.7%)
	28,314,000	Market quotations	Indicative bid/ask quotes	1 (1)
	28,593,169	Market comparable companies	Book value multiples	1.3x (1.3x)
	10,153,561	Market comparable companies	EBITDA multiples	9.6x (9.6x)
Equity	5,358,674	Income approach	Discount rate	4.5% (4.5%)
	3,373,139	Market quotations	Indicative bid/ask quotes	1 (1)
	8,438,489	Option Pricing Model	EBITDA/Revenue multiples	0.6x - 19.3x (3.1x)
			Implied volatility	30.0% - 200.0% (49.4%)
			Yield	0.0% (0.0%)
			Term	0.5 years - 3.5 years (2.2 years)
	1,204,661	Market comparable companies	Revenue multiples	0.4x - 3.0x (1.1x)
	18,762,206	Market comparable companies	EBITDA multiples	5.0x - 12.7x (8.5x)
	22,082,923	Market comparable companies	Book value multiples	1.3x (1.3x)
	20,294,100	Other *	N/A	N/A
$1,518,883,858
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2019 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,381,240,151	$80,446,810	$81,544,809
Net realized and unrealized gains (losses)	(28,259,140)	(1,935,636)	(3,747,919)
Acquisitions *	204,334,925	802,037	1,480,877
Dispositions	(109,775,921)	—	(1,845,539)
Transfers into Level 3 †	—	28,998,633	—
Transfers out of Level 3 ‡	(116,482,193)	—	—
Ending balance	$1,331,057,822	$108,311,844	$77,432,228

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(27,967,502)	$(1,935,636)	$(3,747,919)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of three investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of seven investment that was transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,341,267
Net realized and unrealized gains (losses)	—	—	(259,303)
Ending balance	$—	$—	$2,081,964

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(259,303)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2019 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,369,456,684	$78,250,150	$79,804,988
Net realized and unrealized gains (losses)	(31,126,651)	(498,941)	(1,889,248)
Acquisitions *	350,660,759	1,562,002	7,481,923
Dispositions	(250,789,839)	—	(7,150,795)
Transfers into Level 3 †	9,339,062	28,998,633	—
Transfer out of Level 3 ‡	(116,482,193)	—	—
Reclassifications within Level 3 §	—	—	(814,640)
Ending balance	$1,331,057,822	$108,311,844	$77,432,228

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(29,283,502)	$(498,941)	$(1,889,248)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of four investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of seven investment that was transferred to Level 2 due to increased observable market activity

§    Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,524,143
Net realized and unrealized gains (losses)	—	—	(213,522)
Dispositions	—	—	(43,297)
Reclassifications within Level 3 *	—	—	814,640
Ending balance	$—	$—	$2,081,964

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(230,564)

*	Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,331,139,346	$117,620,538	$70,267,145
Net realized and unrealized gains (losses)	(12,950,140)	420,760	(2,772,657)
Acquisitions *	105,988,908	798,878	12,771,894
Dispositions	(87,230,325)	(4,112,686)	(3,217,576)
Transfers out of Level 3 †	(23,064,741)	—	—
Ending balance	$1,313,883,048	$114,727,490	$77,048,806

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(12,344,234)	$(1,674,757)	$(2,772,655)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,744,043
Net realized and unrealized gains (losses)	—	—	(12,748)
Ending balance	$—	$—	$1,731,295

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(12,748)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

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

June 30, 2019

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at June 30, 2019 or December 31, 2018.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.1% and 0.1% of total investments at June 30, 2019 and December 31, 2018, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2019 and December 31, 2018 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2019

2. Summary of Significant Accounting Policies — (continued)

terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations.

During the six months ended June 30, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

During the six months ended June 30, 2018, the Company exited a cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the six months ended June 30, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

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

The tax returns of the Company, SVCP, TCPC Funding and the SBIC remain open for examination by tax authorities

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

2. Summary of Significant Accounting Policies — (continued)

for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2019, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

As of June 30, 2019, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

June 30, 2019
Tax Cost of Investments	$1,775,023,171

Unrealized appreciation	$38,701,035
Unrealized depreciation	(124,541,937)
Net unrealized depreciation	$(85,840,902)

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

3. Management Fees, Incentive Compensation and Other Expenses

On February 8, 2019, the stockholders of the Company approved an amended investment management agreement to be effective on February 9, 2019 between the Company and the Advisor which (i) reduced the management fee on total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company from 1.5% to 1.0%, (ii) reduced the incentive compensation on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5% and (iii) reduced the cumulative total return hurdle from 8% to 7%.

Accordingly, the Company’s management fee is calculated at an annual rate of 1.5% on total assets (excluding cash and cash equivalents) up to an amount equal to 200% of the net asset value of the Company, and 1.0% thereafter. The management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2019 and December 31, 2018, no such reserve was accrued.

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

4. Leverage

Leverage is comprised of convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”), convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”).

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

4. Leverage — (continued)

Total leverage outstanding and available at June 30, 2019 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023	L+2.00%		$136,000,000	$84,000,000	$220,000,000	†
2019 Convertible Notes ($108 million par)	2019	5.25%		107,757,138	—	107,757,138
2022 Convertible Notes ($140 million par)	2022	4.625%		138,278,427	—	138,278,427
2022 Notes ($175 million par)	2022	4.125%		174,587,137	—	174,587,137
TCPC Funding Facility	2023	L+2.00%	‡	239,000,000	111,000,000	350,000,000
SBA Debentures	2024−2028	2.77%	§	118,000,000	32,000,000	150,000,000
Total leverage				913,622,702	$227,000,000	$1,140,622,702
Unamortized issuance costs				(6,232,536)
Debt, net of unamortized issuance costs				$907,390,166
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Increased to $270,000,000 effective August 6, 2019

‡	Subject to certain funding requirements

§
Weighted-average interest rate on pooled loans, excluding fees of 0.36% or 0.35%. As of June 30, 2019, $15.0 million and $5.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 2.72% and 2.69%, respectively, plus fees of 0.35% through September 25, 2019, the date of the next SBA pooling.

Total leverage outstanding and available at December 31, 2018 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2022	L+2.25%	†	$82,000,000	$88,000,000	$170,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,501,207	—	107,501,207
2022 Convertible Notes ($140 million par)	2022	4.625%		137,980,185	—	137,980,185
2022 Notes ($175 million par)	2022	4.125%		174,525,996	—	174,525,996
TCPC Funding Facility	2022	L+2.00%	‡	212,000,000	88,000,000	300,000,000
SBA Debentures	2024−2028	2.77%	§	98,000,000	52,000,000	150,000,000
Total leverage				812,007,388	$228,000,000	$1,040,007,388
Unamortized issuance costs				(6,805,196)
Debt, net of unamortized issuance costs				$805,202,192
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2018, $3.0 million of the outstanding amount were short-term borrowings bearing interest at a rate of Prime plus 2.25%.

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

The combined weighted-average interest rates on total leverage outstanding at June 30, 2019 and December 31, 2018 were 4.32% and 4.34%, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

4. Leverage — (continued)

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2019	2018
Interest expense	$19,576,892	$17,047,949
Amortization of deferred debt issuance costs	1,837,576	2,029,881	*
Commitment fees	417,795	668,217
Total	$21,832,263	$19,746,047
______________

*	Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility.

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2019, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $109.1 million, $141.2 million and $177.0 million, respectively. As of December 31, 2018, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $108.6 million, $137.5 million and $169.5 million, respectively. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes and 2022 Notes were determined using market quotations. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At June 30, 2019, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

4. Leverage — (continued)

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At June 30, 2019, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of June 30, 2019 and December 31, 2018, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	June 30, 2019		December 31, 2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(242,862)	(1,721,573)	(498,793)	(2,019,815)
Carrying value of debt	$107,757,138	$138,278,427	$107,501,207	$137,980,185

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

4. Leverage — (continued)

For the six months ended June 30, 2019 and 2018, the components of interest expense for the convertible notes were as follows:

	Six Months Ended June 30,
	2019		2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$2,835,000	$3,237,500	$2,835,000	$3,237,500
Amortization of original issue discount	255,931	298,242	241,600	283,525
Total interest expense	$3,090,931	$3,535,742	$3,076,600	$3,521,025

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the six months ended June 30, 2019 and June 30, 2018. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the six months ended June 30, 2019 and June 30, 2018.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022 (the "2022
Notes"). On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes were as follows:

	June 30, 2019	December 31, 2018
Principal amount of debt	$175,000,000	$175,000,000
Original issue discount, net of accretion	(412,863)	(474,004)
Carrying value of debt	$174,587,137	$174,525,996

For the six months ended June 30, 2019 and 2018, the components of interest expense for the 2022 Notes were as follows:

	Six Months Ended June 30,
	2019	2018
Stated interest expense	$3,609,375	$3,609,375
Amortization of original issue discount	61,141	58,695
Total interest expense	$3,670,516	$3,668,070

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

4. Leverage — (continued)

SVCP Facility

The SVCP Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $220.0 million, subject to certain collateral and other restrictions. The facility was amended on May 6, 2019 to (1) increase its capacity from $170.0 million to $220.0 million, (2) reduce the interest rate by 0.25% to LIBOR plus 2.00%, and (3) extend the maturity date from February 28, 2022 to May 6, 2023, subject to extension by the lenders at the request of SVCP. The facility contains an accordion feature pursuant to which the credit line may increase up to an aggregate of $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the SVCP Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2019, SVCP was in full compliance with such covenants.

SVCP 2018 Facility

Prior to being replaced by the SVCP Facility on February 26, 2018, the SVCP 2018 Facility consisted of a senior secured revolving credit facility which provided for amounts to be drawn up to $116.0 million, subject to certain collateral and other restrictions. The SVCP 2018 Facility was originally set to mature on July 31, 2018. Advances under the SVCP 2018 Facility bore interest at an annual rate of 2.50% plus either LIBOR or the lender’s cost of funds (subject to a cap of LIBOR plus 20 basis points). In addition to amounts due on outstanding debt, the SVCP 2018 Facility accrued commitment fees of 0.20% per annum on the unused portion of the facility, or 0.25% per annum when less than $46.4 million in borrowings were outstanding.

SBA Debentures

As of June 30, 2019, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2019, SVCP had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

4. Leverage — (continued)

SBA Debentures outstanding as of June 30, 2019 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
October 20, 2017	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
		$98,000,000	2.77%	*
Non-pooled loans:
June 12, 2019	September 25, 2019	15,000,000	2.72%		0.35%
June 14, 2019	September 25, 2019	5,000,000	2.69%		0.35%
		$118,000,000
_____________

*	Weighted-average interest rate on pooled loans

SBA Debentures outstanding as of December 31, 2018 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
October 20, 2017	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
		$98,000,000	2.77%	*
_____________

*	Weighted-average interest rate

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $350.0 million, subject to certain collateral and other restrictions. On May 7, 2019, the facility was amended to expand the total capacity by $50.0 million to $350.0 million. On June 3, 2019, the facility was amended to extend the maturity date to May 31, 2023. The facility contains an accordion feature which allows for expansion of the facility to up to

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

4. Leverage — (continued)

$400.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2019, TCPC Funding was in full compliance with such covenants.

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

June 30, 2019

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2019 and December 31, 2018 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2019	December 31, 2018
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	769,231	N/A
Auto Trakk SPV, LLC	12/21/2021	3,193,208	4,732,558
Avanti Communications Jersey Limited	6/15/2024	413,584	N/A
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	833,333	877,777
CAREATC, Inc.	3/14/2024	607,288	N/A
Certify, Inc.	2/28/2024	3,720,069	N/A
Datto, Inc.	12/7/2022	N/A	1,870,622
Donuts Inc.	9/17/2023	660,634	660,634
Dude Solutions Holdings, Inc.	6/14/2025	1,589,685	N/A
Edmentum, Inc.	6/9/2020	N/A	4,103,102
FinancialForce.Com	2/1/2024	7,000,000	N/A
HighTower Holding, LLC	1/31/2026	N/A	6,169,355
Home Partners of America, Inc.	10/13/2022	2,142,857	2,142,857
IAS Investco, Inc.	1/24/2021	N/A	1,114,286
iCIMS, Inc.	9/12/2024	490,735	490,735
JAMF Holdings, Inc.	11/13/2022	404,684	1,214,052
Khoros LLC (Lithium)	10/3/2022	1,983,364	1,983,364
Patient Point Network Solutions, LLC	6/26/2022	264,285	440,475
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
Rhode Holdings, Inc. (Kaseya)	5/3/2025	2,929,344	N/A
RSB-160, LLC (Lat20), LLC	7/20/2022	4,435,914	4,435,914
Snow Software AB	4/17/2024	4,360,548	N/A
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Team Software, Inc.	9/17/2023	2,106,726	3,511,210
Telarix, Inc.	11/19/2023	357,143	357,143
TPC Intermediate Holdings, LLC	5/15/2023	788,529	188,235
Tradeshift Holdings, Inc.	9/1/2020	5,352,908	5,352,908
Unanet, Inc.	5/31/2024	10,102,040	N/A
VSS-Southern Holdings, LLC	11/3/2026	1,027,397	N/A
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$62,357,144	$46,468,865

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

6. Related Party Transactions

The Company, SVCP, TCPC Funding, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2019 and December 31, 2018, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2019 and December 31, 2018, amounts reimbursable to the Advisor totaled $0.9 million and $1.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2019 and 2018, expenses allocated pursuant to the Administration Agreement totaled $1.2 million and $1.2 million respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2019 and 2018:

	2019	2018
Shares Issued	393	374
Average Price Per Share	$14.20	$14.29
Proceeds	$5,581	$5,343
The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
				$0.72	$42,311,307

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
				$0.72	$42,358,970

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

7. Stockholders’ Equity and Dividends — (continued)

The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on May 1, 2019, to be in effect through the earlier of two trading days after the Company’s second quarter 2019 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2019:

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

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net increase in net assets applicable to common shareholders resulting from operations	$13,297,938	$31,306,430
Weighted average shares outstanding	58,766,618	58,833,900
Earnings per share	$0.23	$0.53

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

9. Subsequent Events

On August 6, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 8, 2019, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 30, 2019 to stockholders of record as of the close of business on September 16, 2019.

Effective August 6, 2019, the Company expanded the total capacity of its SVCP Facility by $50.0 million to $270.0 million.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

10. Financial Highlights

	Six Months Ended June 30,
	2019	2018
Per Common Share
Per share NAV at beginning of period	$14.13	$14.80

Investment operations:
Net investment income	0.81	0.78
Net realized and unrealized gain	(0.58)	(0.25)
Total from investment operations	0.23	0.53

Repurchase of common stock	—	—
Distributions to common shareholders	(0.72)	(0.72)
Per share NAV at end of period	$13.64	$14.61

Per share market price at end of period	$14.25	$14.45

Total return based on market value (1), (2)	14.8%	(7.0)%
Total return based on net asset value (1), (3)	1.6%	3.6%

Shares outstanding at end of period	58,766,000	58,813,014

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2019

10. Financial Highlights — (continued)

	Six Months Ended June 30,
	2019	2018
Ratios to average common equity: (4)
Net investment income	12.6%	11.8%
Expenses excluding incentive compensation	9.3%	8.2%
Expenses including incentive compensation	10.5%	9.5%

Ending common shareholder equity	$801,341,260	$859,182,290
Portfolio turnover rate	16.2%	11.7%
Weighted-average leverage outstanding	$827,366,166	$740,156,090
Weighted-average interest rate on leverage	4.8%	4.6%
Weighted-average number of common shares	58,766,618	58,833,900
Average leverage per share	$14.08	$12.58
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1) (Unaudited)

Six Months Ended June 30, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2019
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	545,334	9,777,740	—	(161,954)	537,775	—	10,153,561
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 5/18/20	63,299	1,049,147	—	—	—	—	1,049,147
AGY Holding Corp., Senior Secured Term Loan, 12%, due 5/18/20	293,798	4,869,577	—	—	—	—	4,869,577
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	—	—	—	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	901,987	11,152,078	—	1,353,989	888,019	—	13,394,086
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	147,929	3,375,453	—	—	145,795	—	3,521,248
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	—	—	—	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	106,776	1,153,076	—	—	4,177,024	(9,867)	5,320,233
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	523,137	6,187,478	—	244,346	2,492,853	—	8,924,677
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	277,362	7,719,069	—	—	274,058	—	7,993,127
Edmentum, Inc., Senior Unsecured Promissory Note, 10%, due 9/30/19	82,344	—	—	20,988	3,623,080	—	3,644,068
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 9/30/19	32,938	—	—	8,395	1,449,232	—	1,457,627
EPMC HoldCo, LLC, Membership Units	—	26,254	43,320	(26,254)	—	(43,320)	—
Green Biologics, Inc., Common Stock	—	3,670,777	—	(5,673,578)	2,006,277	—	3,476
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	110,097	1,900,733	—	—	—	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,375,243	—	102,275	—	—	1,477,518
KAGY Holding Company, Inc., Series A Preferred Stock	—	969,224	—	(969,224)	—	—	—
NEG Holdings, LLC (CORE Entertainment, Inc.), Senior Secured 1st Lien Term Loan, LIBOR + 8% PIK, 1% LIBOR Floor, due 10/17/22	85,818	1,574,099	—	—	84,863	—	1,658,962
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,543,086	—	165,793	—	—	6,708,879
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	364,299	—	8,260	—	—	372,559
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	367,914	—	8,341	—	—	376,255
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	1,118,110	—	(33,861)	—	—	1,084,249
Total	$3,170,819	$63,193,357	$43,320	$(4,952,484)	$15,678,976	$(53,187)	$73,909,982
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Six Months Ended June 30, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2019
36th Street Capital Partners Holdings, LLC, Membership Units	$872,602	$18,931,734	$—	$2,804,939	$346,250	$—	$22,082,923
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	1,710,314	27,839,419	—	—	753,750	—	28,593,169
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	(263,661)	—	—	1,155,085
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	87,961	1,773,807	—	(276,715)	—	—	1,497,092
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units		—	—	—	1,415,656	—	1,415,656
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 5/26/20	—	11,682,923	—	(816,391)	—	(7,577,094)	3,289,438
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	(578,646)	—	578,646	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	2,922,269	—	294,742	—	(578,646)	2,638,365
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	79,904	2,826,708	—	33,139	—	(180,922)	2,678,925
United N661UA-767, LLC (Aircraft Trust Holding Company)	69,010	2,896,083	—	(24,520)	—	(191,814)	2,679,749
Total	$2,819,791	$70,291,689	$—	$1,172,887	$2,515,656	$(7,949,830)	$66,030,402
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

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2019

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
CFG Investments Limited (Caribbean Financial Group), Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis Topco LP, Warrants to Purchase Series A Preferred Units	7/20/18
Fidelis Topco LP, Warrants to Purchase Series B Preferred Units	7/20/18
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2018

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
CFG Investments Limited (Caribbean Financial Group), Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Fidelis Topco LP, Warrants to Purchase Series A Preferred Units	7/20/18
Fidelis Topco LP, Warrants to Purchase Series B Preferred Units	7/20/18
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

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

Our leverage program is comprised of $220.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility, the TCPC Funding Facility, the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes, the “Leverage Program”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2019, 87.3% of our total assets were invested in qualifying assets.

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

The investment management agreement provides that the base management fee be calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears; provided, however, that, effective as of February 9, 2019, the base management fee is calculated at an annual rate of 1.0% of our total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets and net asset value (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

Additionally, the investment management agreement provides that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreement, no incentive compensation was incurred prior to January 1, 2013. Under the current investment management agreement, dated February 9, 2019, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted-average contributed common equity. The determination of incentive compensation is subject to limitations under the 1940 Act and the Advisers Act.

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

As of June 30, 2019, less than 0.1% of our investments were categorized as Level 1, 10.0% were categorized as Level 2, 89.8% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2019, we invested approximately $232.2 million, comprised of new investments in 11 new and 7 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 97.2% were in senior secured debt comprised of senior secured loans ($224.7 million, or 96.8% of total acquisitions) and senior secured notes ($1.0 million, or 0.4% of total acquisitions). The remaining $6.5 million (2.8% of total acquisitions) was comprised primarily of $5.0 million (2.2% of total acquisitions) in unsecured notes and $1.5 million (0.6% of total acquisitions) primarily comprised of $1.4 million in equity interests in a portfolio of debt assets and $0.1 million in equity positions received in connection with debt investments. Additionally, we received approximately $117.1 million in proceeds from sales or repayments of investments during the three months ended June 30, 2019.

During the three months ended June 30, 2018, we invested approximately $124.8 million, comprised of new investments in 6 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 88.9% were in senior secured debt comprised of senior secured loans ($110.0 million, or 88.1% of total acquisitions) and senior secured notes ($0.9 million, or 0.8% of total acquisitions). The remaining $13.9 million (11.1% of total acquisitions) were comprised primarily of $11.9 million in equity interests in a portfolio of debt assets, as well as $1.9 million in one warrant position and one common stock position received in connection with debt investments. Additionally, we received approximately $113.3 million in proceeds from sales or repayments of investments during the three months ended June 30, 2018.

During the six months ended June 30, 2019, we invested approximately $382.3 million, comprised of new investments in 15 new and 14 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 96.7% were in senior secured debt comprised of senior secured loans ($367.6 million, or 96.1% of total acquisitions) and senior secured notes ($2.2 million, or 0.6% of total acquisitions). The remaining $12.5 million (3.3% of total acquisitions) was comprised primarily of $5.0 million (1.3% of total acquisitions) in unsecured notes and $7.5 million (2.0% of total acquisitions) primarily comprised of $4.5 million in equity interests in two portfolios of debt assets and $2.6 million in equity positions received in connection with debt investments. Additionally, we received approximately $263.5 million in proceeds from sales or repayments of investments during the six months ended June 30, 2019.

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
At June 30, 2019, our investment portfolio of $1,689.2 million (at fair value) consisted of 104 portfolio companies and was invested 95.3% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.6% in senior secured loans, 4.7% in senior secured notes, 3.0% in junior notes and 4.7% in equity investments. Our average portfolio company investment at fair value was approximately $16.2 million. Our largest portfolio company investment by value was approximately 3.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 14.9% of our portfolio at June 30, 2019.

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

The industry composition of our portfolio at fair value at June 30, 2019 was as follows:

Industry	Percent of Total Investments
Diversified Software	25.1%
Data Processing and Hosting Services	9.5%
Financial Investment Activities	6.7%
Insurance	5.5%
Lessors of Nonfinancial Licenses	5.3%
Advertising, Public Relations and Marketing	3.6%
Credit (Nondepository)	3.3%
Business Support Services	3.2%
Equipment Leasing	3.0%
Air Transportation	2.8%
Educational Support Services	2.6%
Health Care	2.3%
Management, Scientific, and Technical Consulting Services	2.2%
Other Information Services	2.2%
Computer Systems Design and Related Services	2.0%
Building Equipment Contractors	1.9%
Wholesalers	1.6%
Other Real Estate Activities	1.5%
Other Telecommunications	1.4%
Radio and Television Broadcasting	1.4%
Ground Transportation	1.3%
Credit Related Activities	1.2%
Electronic Component Manufacturing	1.2%
Retail	1.2%
Publishing	1.1%
Other Manufacturing	1.0%
Wired Telecommunications Carriers	1.0%
Other	4.9%
Total	100.0%

The weighted average effective yield of our debt portfolio was 11.0% at June 30, 2019 and 11.4% at December 31, 2018. The weighted average effective yield of our total portfolio was 10.5% at June 30, 2019 and 10.9% at December 31, 2018. At June 30, 2019, 91.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 8.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 62.3% at June 30, 2019. At December 31, 2018, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.3% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.1% at December 31, 2018.

Results of operations

Investment income

Investment income totaled $48.2 million and $48.4 million, respectively, for the three months ended June 30, 2019 and 2018, of which $47.6 million and $48.3 million were attributable to interest and fees on our debt investments, $0.4 million and $0.0 million to dividend income, $0.1 million and $0.1 million to lease income and $0.1 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $3.2 million and $2.6 million of non-recurring income related to prepayments for the three months ended June 30, 2019 and 2018, respectively. The decrease in investment income in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 reflects the impact of placing our loans to Fidelis Acquisitions, LLC except the Term Loan A on non-accrual and a reduced effective yield during the period, partially offset by the effect of net deployments and the increase in dividend and prepayment income compared to the three months ended June 30, 2018.

Investment income totaled $95.7 million and $92.6 million, respectively, for the six months ended June 30, 2019 and 2018, of which $94.6 million and $92.1 million were attributable to interest and fees on our debt investments, $0.8 million and $0.1 million to dividend income, $0.2 million and $0.2 million to lease income and $0.1 million and $0.3 million to other income, respectively. Included in interest and fees on our debt investments were $5.8 million and $4.3 million of non-recurring income related to prepayments for the six months ended June 30, 2019 and 2018, respectively. The increase in investment income in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 reflects an increase in interest income due to the larger portfolio size during the six months ended June 30, 2019 as well as an increase in prepayment income and dividend income compared to the six months ended June 30, 2018.

Expenses

Total operating expenses for the three months ended June 30, 2019 and 2018 were $24.4 million and $24.5 million, respectively, comprised of $11.2 million and $10.1 million in interest expense and related fees, $6.1 million and $6.2 million in base management and advisory fees, $4.8 million and $6.0 million in incentive fee expense, $0.6 million and $0.6 million in administrative expenses, $0.4 million and $0.6 million in legal and professional fees, and $1.3 million and $1.0 million in other expenses, respectively. The decrease in expenses in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily reflects the lower incentive fees partially offset by the higher interest expense and other costs related to the increase in outstanding debt.

Total operating expenses for the six months ended June 30, 2019 and 2018 were $48.6 million and $47.1 million, respectively, comprised of $21.8 million and $19.7 million in interest expense and related fees, $12.1 million and $11.9 million in base management and advisory fees, $10.2 million and $11.4 million in incentive fee expense, $1.2 million and $1.2 million in administrative expenses, $0.9 million and $1.0 million in legal and professional fees, and $2.4 million and $2.0 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily reflects the higher interest expense and other costs related to the increase in outstanding debt, partially offset by the lower incentive fees.

Net investment income

Net investment income was $23.8 million and $24.0 million, respectively, for the three months ended June 30, 2019 and 2018. The decrease in net investment income in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the three months ended June 30, 2019.

Net investment income was $47.1 million and $45.5 million, respectively, for the six months ended June 30, 2019 and 2018. The increase in net investment income in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily reflects the increase in total investment income, partially offset by the increase in expenses in the six months ended June 30, 2019.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2019 and 2018 was $(0.0) million and $0.7 million, respectively.

Net realized gain (loss) for the six months ended June 30, 2019 and 2018 was $(0.3) million and $0.1 million, respectively.
For the three months ended June 30, 2019 and 2018, the changes in net unrealized appreciation/depreciation were a decrease of $34.6 million and $20.5 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2019 was comprised primarily of unrealized losses of $28.6 million on our investment in Fidelis and $3.2 million on our investment in Green Biologics. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2018 was comprised primarily of unrealized losses in four investments, including $7.3 million on our investment in Kawa, $4.5 million on our investment in Real Mex, $3.3 million on our investment in AGY Holdings, and $3.0 million on our investment in Green Biologics.
For the six months ended June 30, 2019 and 2018, the change in net unrealized appreciation/depreciation was a decrease of $33.8 million and $14.3 million, respectively. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2019 was comprised primarily of unrealized losses in two investments, including $28.6 million on our investment in Fidelis and $5.7 million on our investment in Green Biologics. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2018 was comprised primarily of unrealized losses in four investments, including $7.4 million on our investment in Kawa, $5.8 million on our investment in Real Mex, $4.1 million on our investment in AGY Holdings, and $2.7 million on our investment in Green Biologics, offset by unrealized gains of $2.7 million on our investment in NEG Parent (CORE Entertainment) and $2.1 million on our investment in STG-Fairway Acquisitions, as well as various market gains resulting from generally tighter spreads.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the six months ended June 30, 2019 and 2018.

Incentive compensation

Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to SVCP's general partner within the Statement of Operations. Incentive compensation included in operating expenses for the three months ended June 30, 2019 and 2018 was $4.8 million and $6.0 million, respectively. Incentive compensation for the three months ended June 30, 2019 and 2018 was paid due to our performance exceeding the total return threshold.

Incentive compensation included in operating expenses for the six months ended June 30, 2019 and 2018 was $10.2 million and $11.4 million, respectively. Incentive compensation for the six months ended June 30, 2019 and 2018 was paid due to our performance exceeding the total return threshold.

Net increase in net assets applicable to common shareholders resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(10.8) million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the three months ended June 30, 2019 was primarily due to the higher net unrealized losses during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The net increase in net assets applicable to common shareholders resulting from operations was $13.3 million and $31.3 million for the six months ended June 30, 2019 and 2018, respectively. The lower net increase in net assets applicable to common shareholders resulting from operations during the six months ended June 30, 2019 was primarily due to the higher net unrealized losses during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2019 and 2018:

	2019	2018
Shares Issued	393	374
Average Price Per Share	$14.20	$14.29
Proceeds	$5,581	$5,343

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on August 6, 2019, to be in effect through the earlier of two trading days after our third quarter 2019 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2019 and 2018:

	2019	2018
Shares Repurchased	9,000	34,616
Price Per Share *	$13.96	$14.40
Total Cost	$125,679	$498,639
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at June 30, 2019 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023	L+2.00%		$136,000,000	$84,000,000	$220,000,000	†
2019 Convertible Notes ($108 million par)	2019	5.25%		107,757,138	—	107,757,138
2022 Convertible Notes ($140 million par)	2022	4.625%		138,278,427	—	138,278,427
2022 Notes ($175 million par)	2022	4.125%		174,587,137	—	174,587,137
TCPC Funding Facility	2023	L+2.00%	‡	239,000,000	111,000,000	350,000,000
SBA Debentures	2024−2028	2.77%	§	118,000,000	32,000,000	150,000,000
Total leverage				913,622,702	$227,000,000	$1,140,622,702
Unamortized issuance costs				(6,232,536)
Debt, net of unamortized issuance costs				$907,390,166
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	Increased to $270,000,000 effective August 6, 2019

‡	Subject to certain funding requirements

§
Weighted-average interest rate on pooled loans, excluding fees of 0.36% or 0.35%. As of June 30, 2019, $15.0 million and $5.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 2.72% and 2.69%, respectively, plus fees of 0.35% through September 25, 2019, the date of the next SBA pooling.

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2019, the Company’s asset coverage ratio was 200%.

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

Net cash used in operating activities during the six months ended June 30, 2019 was $62.3 million. Our primary use of cash in operating activities during this period consisted of settlement of acquisitions of investments (net of dispositions) of $111.6 million, offset by net investment income (net of non-cash income and expenses) of approximately $49.3 million.

Net cash provided by financing activities was $56.2 million during the six months ended June 30, 2019, consisting primarily of $101.0 million of net borrowings of debt, reduced by $42.3 million in regular dividends paid on common equity, $2.4 payment of debt issuance costs and $0.1 million in repurchases of common shares.

At June 30, 2019, we had $21.9 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2019, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2019 Convertible Notes, SVCP Facility, the 2022 Convertible Notes, the TCPC Funding Facility and the 2022 Notes mature in December 2019, February 2022, March 2022, May 2022 and August 2022, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the six months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
				$0.72	$42,311,307

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
				$0.72	$42,358,970

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the six months ended June 30, 2019 and 2018:

	2019	2018
Shares Issued	393	374
Average Price Per Share	$14.20	$14.29
Proceeds	$5,581	$5,343

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

Recent Developments

From July 1, 2019 through August 7, 2019, the Company has invested approximately $124.7 million primarily in four senior secured loans with a combined effective yield of approximately 9.7%, excluding origination income.

On August 6, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 8, 2019, the Company’s board of directors declared a third quarter regular dividend of $0.36 per share payable on September 30, 2019 to stockholders of record as of the close of business on September 16, 2019.

Effective August 6, 2019, the Company expanded the total capacity of its SVCP Facility by $50.0 million to $270.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2019, 91.2% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2019, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 62.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2019 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$44,672,370	$(11,250,000)	$33,422,370
Up 200 basis points	29,781,580	(7,500,000)	22,281,580
Up 100 basis points	14,890,790	(3,750,000)	11,140,790
Down 100 basis points	(14,611,625)	3,750,000	(10,861,625)
Down 200 basis points	(23,613,558)	7,500,000	(16,113,558)
Down 300 basis points	(25,638,535)	8,699,550	(16,938,985)

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

PART II - Other Information

Item 1.         Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2019, we are currently not a party to any pending material legal proceedings.

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

Date: August 8, 2019
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: August 8, 2019
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer