Form 10-Q
period 2019-09-30
BlackRock TCP Capital Corp.
filed 2019-11-06
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

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

(310) 566-1000

(Registrant’s telephone number, including area code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 5, 2019 was 58,766,215.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2019 (unaudited) and December 31, 2018	2
	Consolidated Schedule of Investments as of September 30, 2019 (unaudited) and December 31, 2018	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	22
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	23
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	24
	Notes to Consolidated Financial Statements (unaudited)	25
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2019 (unaudited) and year ended December 31, 2018	51
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2019 (unaudited) and December 31, 2018	55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74

Item 4.	Controls and Procedures	75

Part II.	Other Information

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	76

Item 6.	Exhibits	76

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,557,184,865 and $1,460,936,257, respectively)	$1,519,866,072	$1,463,800,744
Companies 5% to 25% owned (cost of $88,523,218 and $78,353,253, respectively)	71,180,241	63,193,357
Companies more than 25% owned (cost of $128,059,216 and $110,258,458, respectively)	90,228,801	70,291,689
Total investments (cost of $1,773,767,299 and $1,649,547,968, respectively)	1,681,275,114	1,597,285,790

Cash and cash equivalents	80,069,184	27,920,402
Accrued interest income:
Companies less than 5% owned	19,004,733	20,898,838
Companies 5% to 25% owned	652,121	678,057
Companies more than 25% owned	260,540	124,009
Receivable for investments sold	7,433,969	—
Deferred debt issuance costs	6,070,455	4,843,985
Prepaid expenses and other assets	5,952,549	7,784,608
Total assets	1,800,718,665	1,659,535,689

Liabilities
Debt, net of unamortized issuance costs of $7,566,146 and $6,805,196, respectively	985,042,515	805,202,192
Interest payable	6,621,542	8,747,872
Incentive compensation payable	5,369,678	5,840,346
Payable for investments purchased	1,859,746	908,759
Payable to the Advisor	759,032	1,226,372
Management and advisory fees payable	—	5,247,344
Accrued expenses and other liabilities	2,439,688	1,888,077
Total liabilities	1,002,092,201	829,060,962

Commitments and contingencies (Note 5)

Net assets	$798,626,464	$830,474,727

Composition of net assets
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,766,215 and 58,774,607 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	$58,766	$58,775
Paid-in capital in excess of par	999,956,007	1,000,073,183
Distributable earnings (loss)	(201,388,309)	(169,657,231)
Net assets	$798,626,464	$830,474,727

Net assets per share	$13.59	$14.13

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	8.31%	5/31/2021	$—	$(63,621)	$(70,408)	—	K/N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.31%	5/31/2024	$19,897,959	19,706,916	19,714,898	1.12%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.31%	5/31/2024	$—	(22,852)	(22,531)	—	K/N
								19,620,443	19,621,959	1.12%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	9.75%	2/1/2022	$860,288	855,052	860,288	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	9.75%	2/1/2022	$1,017,247	1,011,056	1,017,247	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	9.75%	2/1/2022	$1,154,708	1,147,680	1,154,708	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	9.75%	2/1/2022	$822,930	817,921	822,930	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	9.75%	5/1/2022	$870,153	864,490	870,153	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	9.75%	5/1/2022	$910,080	904,157	910,080	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	9.75%	5/1/2022	$1,369,758	1,360,844	1,369,758	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	9.75%	8/1/2022	$608,282	604,235	608,282	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	9.75%	8/1/2022	$578,787	574,936	578,787	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	—	5.25%	7.31%	9/27/2023	$2,832,129	2,796,842	2,796,727	0.16%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	—	5.25%	7.31%	6/5/2023	$23,232,306	22,958,409	23,106,851	1.31%	N
								33,895,622	34,095,811	1.94%
Automobiles
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	11.13%	12/31/2020	$38,768,193	38,626,986	39,155,875	2.22%	N
Autoalert, LLC	First Lien Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	11.13%	12/31/2020	$15,342,483	15,213,583	15,495,908	0.88%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	—	6.25% Cash +2.00% PIK	10.38%	2/1/2023	$16,140,777	15,911,307	16,463,593	0.93%	N
								69,751,876	71,115,376	4.03%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.13%	5/1/2020	$886,647	885,875	886,647	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.13%	5/1/2020	$35,866,162	35,833,369	35,866,162	2.04%	N
								36,719,244	36,752,809	2.09%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.29%	1/31/2026	$15,080,645	14,726,024	15,008,258	0.85%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.25%	10.29%	1/31/2026	$6,169,355	6,057,341	6,139,742	0.35%	N
								20,783,365	21,148,000	1.20%
Chemicals
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$10,315,515	8,778,822	7,314,732	0.42%	B/C/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,080,971	1,080,971	1,080,971	0.06%	B/N
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$5,017,287	5,017,287	5,017,287	0.28%	B/N
								14,877,080	13,412,990	0.76%
Commercial Services and Supplies
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	7.63%	9/17/2023	$1,053,363	1,011,041	1,015,091	0.06%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	7.63%	9/17/2023	$13,167,038	13,003,864	13,023,517	0.74%	N
								14,014,905	14,038,608	0.80%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Communications Equipment
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$1,181,177	$1,181,177	$1,181,177	0.07%	L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$274,181	229,584	274,181	0.02%	L/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	1,068,699	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,727,021	0.15%	C/E/G/H/N
								7,066,566	5,251,078	0.30%
Construction and Engineering
Hylan Datacom & Electrical, LLC	Bridge Term Loan	LIBOR(M)	—	2.75%	4.80%	9/10/2019	$501,058	500,557	501,058	0.03%	N
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.50%	11.62%	7/25/2021	$2,504,655	2,465,527	2,024,262	0.11%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.50%	11.62%	7/25/2021	$13,855,960	13,773,520	11,198,387	0.64%	N
								16,739,604	13,723,707	0.78%
Construction Materials
Brannan Sand and Gravel Company, LLC	First Lien Term Loan	LIBOR(Q)	—	5.25%	7.38%	7/3/2023	$7,053,114	6,973,320	7,019,259	0.40%	N
Construction Supply Acquisition, LLC	First Lien Term Loan	Prime	—	5.00%	10.00%	6/30/2023	$11,536,549	11,481,423	11,507,708	0.65%	N
								18,454,743	18,526,967	1.05%
Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	8.53%	12/21/2021	$23,971,792	23,782,337	23,732,740	1.35%	N

Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$4,445,004	4,445,004	4,445,009	0.25%	B/N
Edmentum, Inc.	First Lien Term Loan B	LIBOR(Q)	—	8.50%	10.76%	6/9/2021	$10,679,470	9,362,455	10,679,470	0.61%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,639,817	7,639,817	7,639,825	0.43%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$17,170,475	17,055,460	17,170,475	0.97%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,597,737	3,597,737	3,597,737	0.20%	B/N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	10.11%	7/1/2023	$—	(33,042)	(35,206)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	10.11%	7/1/2023	$23,537,761	22,750,362	22,713,940	1.29%	N
								64,817,793	66,211,250	3.75%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$39,418,169	39,418,169	39,418,169	2.24%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	10.29%	10/1/2026	$27,105,263	26,844,698	26,563,158	1.51%	G
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.88%	4/12/2025	$38,000,000	38,000,000	37,506,000	2.13%	H/I/N
FreePoint Commodities, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.30%	6/13/2023	$15,000,000	14,878,844	14,898,000	0.85%	N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$19,027,218	18,660,316	18,737,716	1.06%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$827,052	811,593	812,413	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	8.15%	7/20/2022	$3,833,333	3,774,401	3,694,410	0.21%	N
								142,388,021	141,629,866	8.05%
Diversified Telecommunication Services
American Broadband Holding Company	First Lien Term Loan	LIBOR(M)	1.25%	7.25%	9.29%	10/25/2022	$15,570,413	15,309,673	15,870,921	0.90%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.10%	9/19/2025	$24,840,563	24,653,628	24,064,296	1.37%
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.29%	11/1/2025	$25,846,154	25,649,466	22,901,502	1.30%
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	8.10%	5/15/2023	$801,618	789,062	798,091	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	8.10%	5/15/2020	$262,843	253,078	259,373	0.01%	N
Telarix, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	8.05%	11/19/2023	$7,462,500	7,363,950	7,395,338	0.42%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	8.05%	11/19/2023	$89,286	84,832	86,071	—	N
								74,103,689	71,375,592	4.05%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Electronic Equipment, Instruments and Components
Soraa, Inc.	Tranche A Term Loan (4.33% Exit Fee)	LIBOR(Q)	0.44%	9.33%	11.65%	12/31/2019	$1,493,765	$1,487,756	$1,476,288	0.08%	L/N

Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,608,666	0.09%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	5/26/2020	$6,578,877	6,578,877	3,289,438	0.19%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	5/26/2020	$8,668,850	8,668,850	2,515,700	0.14%	C/F/H/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	9.88%	12.06%	12/31/2019	$1,213,398	1,206,939	1,042,916	0.06%	L/N
								18,228,473	8,456,720	0.48%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	7.75%	9.88%	5/22/2023	$484,906	477,510	473,365	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	7.75%	9.88%	5/22/2023	$15,837,439	15,592,966	15,460,508	0.88%	N
								16,070,476	15,933,873	0.91%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	8.50%	10.69%	12/31/2020	$4,167,831	4,143,866	3,967,358	0.23%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	11.44%	13.63%	12/31/2020	$2,276,123	2,189,584	2,216,034	0.13%	L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	8.02%	10.14%	6/14/2021	$28,382,085	27,885,947	27,845,663	1.58%	N
								34,219,397	34,029,055	1.94%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	—	7.25%	9.37%	3/14/2024	$8,502,033	8,343,690	8,420,413	0.48%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	—	7.25%	9.37%	3/14/2024	$—	(10,828)	(5,830)	—	K/N
Patient Point Network Solutions, LLC	Sr Secured Revolver	Prime	1.00%	6.50%	12.00%	6/26/2022	$—	(3,157)	(308)	—	K/N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	9.60%	6/26/2022	$1,256,705	1,245,148	1,255,825	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	9.60%	6/26/2022	$6,520,360	6,471,930	6,515,796	0.37%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	8.13%	7/23/2024	$20,250,000	19,952,308	19,946,250	1.13%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	8.13%	7/23/2024	$—	(32,484)	(33,750)	—	K/N
								35,966,607	36,098,396	2.05%
Healthcare Equipment and Supplies
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.54%	2/14/2021	$29,288,064	29,126,324	29,727,385	1.69%	N

Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	2.80%Cash+10.45%PIK	15.38%	1/26/2022	$24,017,652	23,676,243	22,108,249	1.26%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	8.36%	12/20/2021	$5,692,985	5,692,985	5,765,856	0.33%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.36%	12/20/2021	$13,620,220	13,553,441	13,794,559	0.78%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	8.36%	12/20/2021	$—	(3,030)	—	—	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50% Cash +2.00% PIK	10.60%	11/3/2020	$4,876,530	4,848,784	4,876,530	0.28%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50% Cash +2.00% PIK	10.60%	11/2/2022	$290,821	288,568	290,821	0.02%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50% Cash +2.00% PIK	10.60%	11/3/2020	$856,164	851,949	856,165	0.05%	N
								48,908,940	47,692,180	2.72%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	—	6.00%	8.04%	10/31/2024	$4,548,958	$4,469,981	$4,511,202	0.26%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.00%	8.04%	10/31/2024	$—	(7,069)	(3,458)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.54%	12/19/2025	$28,000,000	27,802,075	27,860,000	1.58%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	5.50%	7.54%	1/24/2021	$5,391,429	5,365,242	5,371,480	0.30%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	5.50%	7.54%	1/24/2021	$1,714,286	1,706,762	1,707,943	0.10%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50%	7.54%	1/24/2021	$6,105,219	6,083,209	6,082,629	0.35%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	7.54%	1/24/2021	$3,989,884	3,970,462	3,975,121	0.23%	N
								49,390,662	49,504,917	2.82%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	—	6.76%	8.86%	5/20/2025	$13,995,438	13,724,497	13,691,737	0.78%	N

Internet Software and Services
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	—	5.63% Cash+2.50% PIK	10.19%	10/1/2022	$51,803,058	51,462,147	50,875,783	2.89%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(Q)	—	6.75%	8.94%	2/1/2024	$28,000,000	27,503,795	28,739,200	1.63%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR(Q)	1.37%	8.13%	10.38%	9/30/2021	$34,340,961	34,111,434	33,774,335	1.92%	H/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	10.07%	4/2/2027	$9,903,019	9,708,020	9,952,534	0.57%	N
								122,785,396	123,341,852	7.01%
IT Services
Apptio, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	9.56%	1/10/2025	$11,812,993	11,593,815	11,606,265	0.66%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	9.56%	1/10/2025	$—	(13,542)	(13,462)	—	K/N
Donuts Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	8.40%	9/17/2023	$373,849	348,806	364,125	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.35%	9/17/2023	$10,938,103	10,665,804	10,835,285	0.62%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan A	LIBOR(Q)	—	4.00% PIK	6.38%	12/31/2022	$2,930,939	2,930,939	2,930,939	0.17%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan B	LIBOR(Q)	—	8.00% PIK	—	12/31/2022	$25,904,525	25,904,525	13,229,469	0.75%	C/N
Fidelis Acquisitionco, LLC	First Lien Term Loan C	LIBOR(Q)	—	10.00% PIK	—	12/31/2022	$27,804,525	27,804,525	—	—	C/N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	9.78%	10/11/2026	$16,280,678	16,166,395	15,900,769	0.90%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(M)	1.00%	7.25%	9.30%	7/31/2022	$4,996,644	4,907,037	4,958,169	0.28%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	9.30%	7/31/2022	$2,726,918	2,689,913	2,705,921	0.15%	N
Xactly Corporation	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.30%	7/31/2022	$16,397,517	16,197,760	16,271,256	0.92%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	9.30%	7/31/2022	$—	(15,984)	(10,822)	—	K/N
								119,179,993	78,777,914	4.47%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75%	8.06%	6/15/2024	$111,111	108,433	106,228	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	8.06%	6/15/2024	$55,556	54,653	53,928	—	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	8.06%	6/15/2024	$1,504,611	1,479,471	1,460,526	0.08%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR(Q)	—	13.50%	15.61%	2/1/2021	$5,629,910	5,589,253	5,535,891	0.31%	L/N
								7,231,810	7,156,573	0.40%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	7.50%	9.88%	9/21/2022	$—	(11,216)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	9.88%	9/21/2022	$10,665,389	10,544,300	10,743,246	0.61%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(M)	1.00%	8.00%	10.04%	10/3/2022	$91,046	83,331	85,856	—	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(M)	1.00%	8.00%	10.04%	10/3/2022	$305,627	284,845	288,206	0.02%	N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	8.00%	10.04%	10/3/2022	$7,131,905	7,006,802	7,050,602	0.40%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(M)	1.00%	8.00%	10.04%	10/3/2022	$20,884,731	20,592,603	20,646,645	1.17%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	9.04%	10/19/2026	$23,565,964	23,446,944	23,134,000	1.31%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,518,700	12,761,142	0.72%	L/N
								74,466,309	74,709,697	4.23%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	—	6.50%	8.65%	12/13/2022	$5,012,643	$4,975,115	$4,912,390	0.28%

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	11.13%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.11%	B/N

Pharmaceuticals
P&L Development, LLC	First Lien Term Loan	LIBOR(M)	2.00%	7.50%	9.55%	6/30/2024	$10,000,000	9,760,012	9,850,000	0.56%	G/N

Professional Services
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(Q)	1.00%	10.00%	12.32%	11/4/2021	$26,358,696	26,048,909	27,149,457	1.54%	H/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	9.85%	6/1/2025	$7,611,914	7,549,787	7,440,646	0.42%	G/N
Discoverorg, LLC	Second Lien Term Loan	LIBOR(Q)	—	8.50%	10.60%	2/1/2027	$15,000,000	14,793,526	14,950,050	0.85%	G
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	9.04%	6/14/2025	$—	(47,432)	(54,535)	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	9.04%	6/14/2025	$16,927,201	16,556,244	16,509,100	0.94%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.56%	9/12/2024	$—	(8,107)	(9,471)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.56%	9/12/2024	$9,482,016	9,310,054	9,299,014	0.53%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	10.60%	3/5/2026	$5,820,856	5,654,263	5,806,304	0.33%	N
STG-Fairway Acquisitions, Inc.(First Advantage)	Second Lien Term Loan	LIBOR(M)	1.00%	9.25%	11.29%	6/30/2023	$31,000,000	30,700,098	31,000,000	1.75%	N
								110,557,342	112,090,565	6.36%
Real Estate Management and Development
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	—	9.50%	11.55%	1/12/2020	$5,750,000	5,743,893	5,750,000	0.33%	N
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR(M)	—	6.50%	8.56%	12/13/2021	$2,559,542	2,520,456	2,533,946	0.14%	N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	8.31%	12/5/2023	$4,444,444	4,367,582	4,341,778	0.25%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.31%	12/5/2023	$—	(4,651)	(6,417)	—	K/N
								12,627,280	12,619,307	0.72%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.31%	5/15/2027	$19,382,324	19,001,176	18,791,164	1.07%	N

Software
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	7.26%	9/20/2022	$20,772,306	20,500,936	20,980,028	1.18%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	7.26%	9/20/2022	$—	(18,007)	—	—	K/N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	7.79%	2/28/2024	$1,062,877	1,015,585	1,018,236	0.06%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.79%	2/28/2024	$23,383,293	23,287,798	23,055,926	1.31%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	7.79%	2/28/2024	$—	(15,943)	(14,880)	—	K/N
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	8.81%	11.00%	6/1/2020	$22,500,000	22,399,712	22,477,500	1.28%	L/N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	9.18%	11/13/2022	$3,606,829	3,560,654	3,606,829	0.20%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.18%	11/13/2022	$14,160,797	13,964,665	14,160,797	0.79%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	9.05%	11/13/2022	$424,918	409,405	424,918	0.02%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	8.69%	5/3/2025	$224,009	191,819	185,410	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash+1.00% PIK	8.72%	5/3/2025	$14,326,337	14,054,832	14,005,426	0.79%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	8.60%	5/3/2025	$344,629	322,141	317,610	0.02%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.13%	4/17/2024	$13,081,645	12,837,189	13,178,449	0.75%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.00%	8.13%	4/17/2024	$—	(79,338)	—	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(Q)	—	8.88%	11.06%	9/1/2020	$19,117,528	18,879,506	18,865,483	1.07	L/N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	10.47%	8/9/2024	$14,043,060	13,671,352	13,786,072	0.78%	N
								144,982,306	146,047,804	8.26%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Specialty Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	8.84%	10.98%	9/12/2022	$6,689,666	$6,581,965	$6,685,651	0.38%	N

Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	9.26%	5/1/2022	$—	(10,454)	(1,611)	—	K/N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.26%	5/1/2022	$11,203,292	11,113,088	11,189,848	0.64%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.29%	5/5/2025	$2,880,000	2,854,404	2,673,605	0.15%
								13,957,038	13,861,842	0.79%
Textiles, Apparel and Luxury Goods
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.79%	9/29/2025	$14,711,567	14,615,236	14,737,312	0.84%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.75%	9.88%	12/28/2023	$23,834,399	23,680,780	23,815,331	1.35%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	Prime	—	7.25%	12.25%	10/12/2023	$10,793,402	10,539,951	10,505,218	0.60%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	10.26%	10/12/2023	$40,340,339	39,403,840	39,614,213	2.25%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	6.75%	9.07%	7/16/2025	$27,664,640	27,391,092	27,387,993	1.55%	N
								115,630,899	116,060,067	6.59%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.15%	4/17/2024	$24,889,088	24,727,354	25,635,760	1.45%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.25%	8.29%	10/12/2023	$—	—	—	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	8.29%	10/12/2023	$2,857,143	2,824,903	2,857,143	0.16%	N
								27,552,257	28,492,903	1.61%
Tobacco Related
Juul Labs, Inc.	Frist Lien Term Loan	LIBOR(Q)	1.50%	7.00%	9.27%	8/2/2023	$35,000,000	34,657,736	34,156,499	1.93%	N

Total Debt Investments								1,629,985,787	1,576,702,265	89.51%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	6,157,746	0.35%	C/N
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,255,893	2,408,569	0.14%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,321,268	2,455,611	0.14%	E/F/N
								5,432,474	11,021,926	0.63%
Chemicals
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E/N
Green Biologics, Inc. (United Kingdom)	Common Stock						34,761,145	20,528,870	—	—	B/C/E/H/N
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	—	—	B/C/E/N
								21,620,070	—	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock						26,576,710	4,902,674	3,266	—	C/D/H

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	294,816	0.02%	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units					2/23/2028	788,112	1	1,456,595	0.08%	B/C/E/N
								680,227	1,751,411	0.10%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		17,965,666	$17,965,666	$24,901,609	1.41%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		12,136,956	12,136,956	12,501,065	0.70%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,772,812	1,772,812	2,386,020	0.14%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		24,956,659	24,956,659	26,087,967	1.47%	E/I/N
				56,832,093	65,876,661	3.72%
Diversified Telecommunication Services
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	185,450	228,150	0.01%	C/E/N
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	92,612	0.01%	C/D/E/H/N
				3,421,706	320,762	0.02%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	48,960	—	C/E/N
				10,445,018	48,960	—
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	299,172	0.02%	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	107,124	0.01%	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	2,048,000	505,450	548,476	0.03%	C/E/N
				754,005	655,600	0.04%
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	511,349	289,618	0.02%	C/E/N
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	267,884	0.02%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	178,709	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	379,445	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	341,603	0.02%	C/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,450,000	0.25%	C/E/N
				1,759,315	5,907,259	0.34%
IT Services
Fidelis Topco LP	Warrants to Purchase Series A Preferred Units	7/20/2028	21,888,917	—	—	—	C/E/N
Fidelis Topco LP	Warrants to Purchase Series B Preferred Units	7/20/2028	24,972,917	—	—	—	C/E/N
				—	—	—
Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	508,690	0.03	C/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	$2,772,807	$6,868,298	0.40%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	717,494	0.04%	B/C/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	382,169	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	385,961	0.02%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	64,377	—	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	8,463,442	0.48%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	2,228,669	0.13%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,129,974	0.07%	C/E/F/N
Findly Talent, LLC	Membership Units		708,229	230,938	50,992	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	3,885,190	0.22%	C/E/N
				27,267,418	5,066,156	0.29%
Semiconductors and Semiconductor Equipment
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	575,942	0.03%	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	837,180	0.05%	C/E/N
				1,451,990	1,413,122	0.08%
Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	486,774	0.03%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	520,979	0.03%	C/E/N
				766,612	1,007,753	0.06%

Total Equity Securities				143,781,512	104,572,849	5.94%

Total Investments				$1,773,767,299	$1,681,275,114

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					80,069,184	4.55%
Cash and Cash Equivalents					80,069,184	4.55%

Total Cash and Investments					$1,761,344,298	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2019

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

As of September 30, 2019, we transitioned our industry classification system for financial reporting purposes to more closely align with the system generally used by the Advisor for portfolio management purposes. As part of this transition, we are generally classifying the industries of our portfolio companies based on the primary end market served rather than the product or service directed to those end markets.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $558,390,201 and $444,068,802, respectively, for the nine months ended September 30, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2019 was $1,636,890,608 or 92.9% of total cash and investments of the Company. As of September 30, 2019, approximately 10.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$44,778,592	$44,534,087	$128,578,869	$127,316,161
Companies 5% to 25% owned	495,480	604,116	2,208,502	1,737,510
Companies more than 25% owned	1,024,457	918,146	2,822,733	2,747,763
PIK interest income:
Companies less than 5% owned	2,525,116	1,968,566	8,363,204	5,462,468
Companies 5% to 25% owned	1,030,375	1,151,270	2,488,171	3,576,948
Companies more than 25% owned	—	170,938	—	649,680
Dividend income:
Companies more than 25% owned	914,330	59,006	1,786,932	105,287
Lease income:
Companies more than 25% owned	74,457	74,457	223,370	223,370
Other income:
Companies less than 5% owned	797,542	—	883,721	—
Companies 5% to 25% owned	—	—	—	297,356
Total investment income	51,640,349	49,480,586	147,355,502	142,116,543

Operating expenses
Interest and other debt expenses	12,419,312	10,071,574	34,251,576	29,817,623
Management and advisory fees	6,356,723	6,265,432	18,510,954	18,149,243
Incentive fee	5,369,678	6,127,983	15,554,088	17,505,818
Administrative expenses	599,559	599,559	1,798,677	1,794,023
Legal fees, professional fees and due diligence expenses	492,847	625,181	1,360,860	1,639,293
Director fees	194,396	212,135	585,522	545,718
Insurance expense	160,578	123,109	416,647	338,027
Custody fees	104,841	95,692	302,054	278,795
Other operating expenses	628,220	847,988	2,127,194	2,024,732
Total operating expenses	26,326,154	24,968,653	74,907,572	72,093,272

Net investment income	25,314,195	24,511,933	72,447,930	70,023,271

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(224,682)	1,106,469	(525,041)	1,181,233
Investments in companies 5% to 25% owned	—	—	43,320	—
Net realized gain (loss)	(224,682)	1,106,469	(481,721)	1,181,233

Change in net unrealized appreciation/depreciation	(6,651,462)	(10,427,026)	(40,230,222)	(24,706,701)
Net realized and unrealized loss	(6,876,144)	(9,320,557)	(40,711,943)	(23,525,468)

Net increase in net assets resulting from operations	$18,438,051	$15,191,376	$31,735,987	$46,497,803

Basic and diluted earnings per common share	$0.31	$0.26	$0.54	$0.79

Basic and diluted weighted average common shares outstanding	58,766,002	58,806,049	58,766,410	58,824,514

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount		Distributable Earnings (Loss)
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$(168,186,669)	$870,728,126
Issuance of common stock from dividend reinvestment plan	192	—	2,723	—	2,723
Repurchase of common stock	(11,300)	(11)	(160,604)	—	(160,615)
Net investment income	—	—	—	21,565,113	21,565,113
Net realized and unrealized gain	—	—	—	5,623,672	5,623,672
Regular dividends paid to common shareholders	—	—	—	(21,184,004)	(21,184,004)
Balance at March 31, 2018	58,836,148	$58,836	$1,038,698,067	$(162,181,888)	$876,575,015
Issuance of common stock from dividend reinvestment plan	182	—	2,620	—	2,620
Repurchase of common stock	(23,316)	(23)	(338,035)	—	(338,058)
Net investment income	—	—	—	23,946,228	23,946,228
Net realized and unrealized loss	—	—	—	(19,828,583)	(19,828,583)
Regular dividends paid to common shareholders	—	—	—	(21,174,966)	(21,174,966)
Balance at June 30, 2018	58,813,014	$58,813	$1,038,362,652	$(179,239,209)	$859,182,256
Issuance of common stock from dividend reinvestment plan	189	—	2,686	—	2,686
Repurchase of common stock	(13,202)	(13)	(192,495)	—	(192,508)
Net investment income	—	—	—	24,511,930	24,511,930
Net realized and unrealized loss	—	—	—	(9,320,557)	(9,320,557)
Regular dividends paid to common shareholders	—	—	—	(21,170,272)	(21,170,272)
Balance at September 30, 2018	58,800,001	$58,800	$1,038,172,843	$(185,218,108)	$853,013,535

	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount		Distributable Earnings (Loss)
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727
Issuance of common stock from dividend reinvestment plan	193	—	2,738	—	2,738
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	23,320,098	23,320,098
Net realized and unrealized gain	—	—	—	801,722	801,722
Regular dividends paid to common shareholders	—	—	—	(21,155,619)	(21,155,619)
Balance at March 31, 2019	58,765,800	$58,766	$999,950,251	$(166,691,030)	$833,317,987
Issuance of common stock from dividend reinvestment plan	200	—	2,843	—	2,843
Net investment income	—	—	—	23,813,638	23,813,638
Net realized and unrealized loss	—	—	—	(34,637,520)	(34,637,520)
Regular dividends paid to common shareholders	—	—	—	(21,155,688)	(21,155,688)
Balance at June 30, 2019	58,766,000	$58,766	$999,953,094	$(198,670,600)	$801,341,260
Issuance of common stock from dividend reinvestment plan	215	—	2,913	—	2,913
Net investment income	—	—	—	25,314,195	25,314,195
Net realized and unrealized loss	—	—	—	(6,876,144)	(6,876,144)
Regular dividends paid to common shareholders	—	—	—	(21,155,760)	(21,155,760)
Balance at September 30, 2019	58,766,215	$58,766	$999,956,007	$(201,388,309)	$798,626,464

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$31,735,987	$46,497,803
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain)	481,721	(1,181,233)
Change in net unrealized appreciation/depreciation of investments	40,230,013	24,685,820
Net amortization of investment discounts and premiums	(10,379,654)	(7,782,322)
Amortization of original issue discount on convertible debt	965,771	881,772
Interest and dividend income paid in kind	(10,851,375)	(9,689,096)
Amortization of deferred debt issuance costs	2,718,735	2,956,637
Changes in assets and liabilities:
Purchases of investment securities	(547,538,826)	(447,934,418)
Proceeds from sales, maturities and pay downs of investments	444,068,802	395,717,322
Decrease (increase) in accrued interest income - companies less than 5% owned	1,894,105	(2,776,174)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	25,936	(308,976)
Increase in accrued interest income - companies more than 25% owned	(136,531)	(64,173)
Decrease (increase) in receivable for investments sold	(7,433,969)	372,477
Decrease (increase) in prepaid expenses and other assets	1,832,059	(2,268,006)
Increase in payable for investments purchased	950,987	36,565,907
Increase (decrease) in incentive compensation payable	(470,668)	144,848
Decrease in interest payable	(2,126,330)	(2,326,231)
Increase (decrease) in payable to the Advisor	(467,340)	511,782
Decrease in management and advisory fees payable	(5,247,344)	—
Increase in accrued expenses and other liabilities	551,611	59,923
Net cash provided by (used in) operating activities	(59,196,310)	34,063,662

Financing activities
Borrowings	519,000,000	330,953,697
Repayments of debt	(487,500,000)	(293,953,697)
Payments of debt issuance costs	(4,706,156)	(3,193,847)
Dividends paid to common shareholders	(63,467,067)	(63,529,242)
Repurchase of common shares	(125,679)	(691,181)
Proceeds from issuance of debt	148,135,500	—
Proceeds from shares issued in connection with dividend reinvestment plan	8,494	8,029
Net cash provided by (used in) financing activities	111,345,092	(30,406,241)

Net increase in cash and cash equivalents (including restricted cash)	52,148,782	3,657,421
Cash and cash equivalents (including restricted cash) at beginning of period	27,920,402	86,625,237
Cash and cash equivalents (including restricted cash) at end of period	$80,069,184	$90,282,658

Supplemental cash flow information
Interest payments	$32,007,334	$27,442,833
Excise tax payments	$—	$86,106

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

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

September 30, 2019

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

September 30, 2019

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

At September 30, 2019, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	149,837,080	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,338,830,564	88,034,621	102,509,559
3	Advisor valuations with significant unobservable inputs	—	—	2,063,290
Total		$1,488,667,644	$88,034,621	$104,572,849
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2019 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,173,594,644	Income approach	Discount rate	6.2% - 30.8% (10.0%)
	82,364,942	Market quotations	Indicative bid/ask quotes	1 (1)
	39,382,023	Market comparable companies	Revenue multiples	1.3x - 4.3x (2.6x)
	43,488,955	Market comparable companies	EBITDA multiples	6.5x - 14.4x (11.0x)
Other Corporate Debt	37,506,000	Income approach	Discount rate	12.3% (12.3%)
	39,418,168	Market comparable companies	Book value multiples	1.3x (1.3x)
	3,795,721	Market comparable companies	Revenue multiples	4.3x (4.3x)
	7,314,732	Market comparable companies	EBITDA multiples	9.5x (9.5x)
Equity	4,864,180	Income approach	Discount rate	3.7% (3.7%)
	13,311,170	Market quotations	Indicative bid/ask quotes	1 (1)
	11,894,261	Option Pricing Model	EBITDA/Revenue multiples	1.2x - 29.9x (5.2x)
			Implied volatility	30.0% - 200.0% (39.5%)
			Yield	0.0% (0.0%)
			Term	0.3 years - 3.5 years (2.2 years)
	1,331,642	Market comparable companies	Revenue multiples	0.4x - 4.3x (1.3x)
	19,796,000	Market comparable companies	EBITDA multiples	3.0x - 14.4x (8.4x)
	24,901,609	Market comparable companies	Book value multiples	1.3x (1.3x)
	28,473,987	Other *	N/A	N/A
$1,531,438,034
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2019 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,331,057,822	$108,311,844	$77,432,228
Net realized and unrealized gains (losses)	(4,701,308)	(3,879,678)	9,451,849
Acquisitions *	146,841,282	11,884,200	18,811,209
Dispositions	(129,200,777)	(28,281,745)	(362,348)
Transfers into Level 3 †	—	—	847,398
Transfers out of Level 3 ‡	(5,166,455)	—	—
Reclassifications within Level 3 §	—	—	(3,670,777)
Ending balance	$1,338,830,564	$88,034,621	$102,509,559

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,392,445)	$(2,333,240)	$9,451,849
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that was transferred from Level 1 due to reduced trading volumes

‡    Comprised of one investment that was transferred to Level 2 due to increased observable market activity

§    Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,081,964
Net realized and unrealized gains (losses)	—	—	(5,692,253)
Acquisitions	—	—	2,006,277
Dispositions	—	—	(3,475)
Reclassifications within Level 3 *	—	—	3,670,777
Ending balance	$—	$—	$2,063,290

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(5,692,253)
______________

*	Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2019 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,369,456,684	$78,250,150	$79,804,988
Net realized and unrealized gains (losses)	(35,827,959)	(4,378,619)	7,562,601
Acquisitions *	497,502,041	13,446,202	26,293,132
Dispositions	(379,990,616)	(28,281,745)	(7,513,143)
Transfers into Level 3 †	—	28,998,633	847,398
Transfer out of Level 3 ‡	(112,309,586)	—	—
Reclassifications within Level 3 §	—	—	(4,485,417)
Ending balance	$1,338,830,564	$88,034,621	$102,509,559

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(33,675,947)	$(2,832,181)	$7,562,601
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that was transferred from Level 2 and one investment that was transferred from Level 1 due to reduced trading volumes

‡    Comprised of seven investments that were transferred to Level 2 due to increased observable market activity

§    Comprised of two investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,524,143
Net realized and unrealized gains (losses)	—	—	(5,905,775)
Acquisitions	—	—	2,006,277
Dispositions	—	—	(46,772)
Reclassifications within Level 3 *	—	—	4,485,417
Ending balance	$—	$—	$2,063,290

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(5,922,817)

*	Comprised of two investments that were reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,313,883,048	$114,727,490	$77,048,806
Net realized and unrealized gains (losses)	(12,399,759)	(2,632,446)	5,218,251
Acquisitions *	144,664,104	(4,115,432)	3,704,001
Dispositions	(197,230,787)	2,656,356	(5,707,590)
Transfers out of Level 3 †	13,797,332	—	—
Ending balance	$1,262,713,938	$110,635,968	$80,263,468

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(10,826,186)	$(2,632,447)	$4,967,192
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of two investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,731,295
Net realized and unrealized gains (losses)	—	—	29,796
Ending balance	$—	$—	$1,761,091

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$29,796

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

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

September 30, 2019

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at September 30, 2019 or December 31, 2018.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.0% and 0.1% of total investments at September 30, 2019 and December 31, 2018, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2019 and December 31, 2018 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2019

2. Summary of Significant Accounting Policies — (continued)

terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations.

During the nine months ended September 30, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

During the nine months ended September 30, 2018, the Company exited a cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the nine months ended September 30, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

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

The tax returns of the Company, SVCP, TCPC Funding and the SBIC remain open for examination by tax authorities

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

2. Summary of Significant Accounting Policies — (continued)

for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2019, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

As of September 30, 2019, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

September 30, 2019
Tax basis of investments	$1,773,767,299

Unrealized appreciation	$43,030,789
Unrealized depreciation	(135,522,974)
Net unrealized depreciation	$(92,492,185)

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

September 30, 2019

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2019 and December 31, 2018, no such reserve was accrued.

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

4. Leverage

Leverage is comprised of convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”), convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), unsecured notes due August 2024 issued by the Company (the “2024 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”).

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

4. Leverage — (continued)

Total leverage outstanding and available at September 30, 2019 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023	L+2.00%		$108,000,000	$162,000,000	$270,000,000
TCPC Funding Facility	2023	L+2.00%	†	177,500,000	172,500,000	350,000,000
SBA Debentures	2024−2029	2.63%	‡	138,000,000	12,000,000	150,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,889,074	—	107,889,074
2022 Convertible Notes ($140 million par)	2022	4.625%		138,430,085	—	138,430,085
2022 Notes ($175 million par)	2022	4.125%		174,618,208	—	174,618,208
2024 Notes ($150 million par)	2024	3.900%		148,171,294	—	148,171,294
Total leverage				992,608,661	$346,500,000	$1,339,108,661
Unamortized issuance costs				(7,566,146)
Debt, net of unamortized issuance costs				$985,042,515
______________

*	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

Total leverage outstanding and available at December 31, 2018 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2022	L+2.25%	†	$82,000,000	$88,000,000	$170,000,000
TCPC Funding Facility	2022	L+2.00%	‡	212,000,000	88,000,000	300,000,000
SBA Debentures	2024−2028	2.77%	§	98,000,000	52,000,000	150,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,501,207	—	107,501,207
2022 Convertible Notes ($140 million par)	2022	4.625%		137,980,185	—	137,980,185
2022 Notes ($175 million par)	2022	4.125%		174,525,996	—	174,525,996
Total leverage				812,007,388	$228,000,000	$1,040,007,388
Unamortized issuance costs				(6,805,196)
Debt, net of unamortized issuance costs				$805,202,192
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2018, $3.0 million of the outstanding amount were short-term borrowings bearing interest at a rate of Prime plus 2.25%.

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

The combined weighted-average interest rates on total leverage outstanding at September 30, 2019 and December 31, 2018 were 4.10% and 4.34%, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

4. Leverage — (continued)

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2019	2018
Interest expense	$30,846,775	$25,998,374
Amortization of deferred debt issuance costs	2,718,735	2,956,637	*
Commitment fees	686,066	862,612
Total	$34,251,576	$29,817,623
______________

*	Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility.

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2019, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $107.9 million, $143.8 million, $175.8 million and $148.5 million, respectively. As of December 31, 2018, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $108.6 million, $137.5 million and $169.5 million, respectively. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes, 2022 Notes and 2024 Notes were determined using market quotations. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes, the 2024 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that mature on December 15, 2019, unless previously converted or repurchased in accordance with their terms. The 2019 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures. The Company does not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bear interest at an annual rate of 5.25%, payable semi-annually. In certain circumstances, the 2019 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. At September 30, 2019, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

Prior to the close of business on the business day immediately preceding June 15, 2019, holders were permitted to convert their 2019 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the 2019 Convertible Notes. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding December 15, 2019, holders may convert their 2019 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the indenture.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

4. Leverage — (continued)

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At September 30, 2019, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of September 30, 2019 and December 31, 2018, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	September 30, 2019		December 31, 2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	$108,000,000	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	(110,926)	(1,569,915)	(498,793)	(2,019,815)
Carrying value of debt	$107,889,074	$138,430,085	$107,501,207	$137,980,185

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

4. Leverage — (continued)

For the nine months ended September 30, 2019 and 2018, the components of interest expense for the convertible notes were as follows:

	Nine Months Ended September 30,
	2019		2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$4,252,500	$4,856,250	$4,252,500	$4,856,250
Amortization of original issue discount	387,867	449,900	365,575	427,700
Total interest expense	$4,640,367	$5,306,150	$4,618,075	$5,283,950

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the nine months ended September 30, 2019 and September 30, 2018. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the nine months ended September 30, 2019 and September 30, 2018.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022. On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually, and all principal is due upon maturity. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes and 2024 Notes were as follows:

	September 30, 2019		December 31, 2018
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Principal amount of debt	$175,000,000	$150,000,000	$175,000,000	N/A
Original issue discount, net of accretion	(381,792)	(1,828,706)	(474,004)	N/A
Carrying value of debt	$174,618,208	$148,171,294	$174,525,996	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

4. Leverage — (continued)

For the nine months ended September 30, 2019 and 2018, the components of interest expense for the 2022 Notes and 2024 Notes were as follows:

	Nine Months Ended September 30,
	2019		2018
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Stated interest expense	$5,414,063	$617,500	$5,414,063	N/A
Amortization of original issue discount	92,211	35,794	88,497	N/A
Total interest expense	$5,506,274	$653,294	$5,502,560	N/A

SVCP Facility

The SVCP Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $220.0 million, subject to certain collateral and other restrictions. The facility was amended on May 6, 2019 and subsequently on August 6, 2019 to (1) increase its capacity to $270.0 million, (2) reduce the interest rate by 0.25% to LIBOR plus 2.00%, and (3) extend the maturity date from February 28, 2022 to May 6, 2023, subject to extension by the lenders at the request of SVCP. The facility contains an accordion feature pursuant to which the credit line may increase up to an aggregate of $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the SVCP Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of September 30, 2019, SVCP was in full compliance with such covenants.

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

SBA Debentures

As of September 30, 2019, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2019, SVCP had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

4. Leverage — (continued)

SBA Debentures outstanding as of September 30, 2019 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
October 20, 2017	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
		$138,000,000	2.63%	*
_____________

*	Weighted-average interest rate

SBA Debentures outstanding as of December 31, 2018 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
October 20, 2017	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
		$98,000,000	2.77%	*
_____________

*	Weighted-average interest rate

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25%

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

4. Leverage — (continued)

per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of September 30, 2019, TCPC Funding was in full compliance with such covenants.

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

September 30, 2019

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2019 and December 31, 2018 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2019	December 31, 2018
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	769,231	N/A
Auto Trakk SPV, LLC	12/21/2021	3,193,208	4,732,558
Bisnow, LLC	4/29/2021	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	55,556	877,777
CAREATC, Inc.	3/14/2024	607,288	N/A
Certify, Inc.	2/28/2024	3,188,631	N/A
Datto, Inc.	12/7/2022	N/A	1,870,622
Donuts Inc.	9/17/2023	660,634	660,634
Dude Solutions Holdings, Inc.	6/14/2025	2,207,896	N/A
Edmentum, Inc.	6/9/2020	N/A	4,103,102
HighTower Holding, LLC	1/31/2026	N/A	6,169,355
Home Partners of America, Inc.	10/13/2022	2,142,857	2,142,857
IAS Investco, Inc.	1/24/2021	N/A	1,114,286
iCIMS, Inc.	9/12/2024	490,735	490,735
JAMF Holdings, Inc.	11/13/2022	789,134	1,214,052
Khoros LLC (Lithium)	10/3/2022	1,586,691	1,983,364
Patient Point Network Solutions, LLC	6/26/2022	440,474	440,475
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
Rhode Holdings, Inc. (Kaseya)	5/3/2025	2,360,707	N/A
RSB-160, LLC (Lat20), LLC	7/20/2022	N/A	4,435,914
Sandata Technologies, LLC	7/23/2024	2,250,000	N/A
Snow Software AB	4/17/2024	4,360,548	N/A
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	N/A
Team Software, Inc.	9/17/2023	2,457,847	3,511,210
Telarix, Inc.	11/19/2023	267,857	357,143
TPC Intermediate Holdings, LLC	5/15/2020	525,686	188,235
Tradeshift Holdings, Inc.	9/1/2020	5,352,908	5,352,908
Unanet, Inc.	5/31/2024	10,102,040	N/A
VSS-Southern Holdings, LLC	11/3/2020	171,233	N/A
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$51,810,686	$46,468,865

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

6. Related Party Transactions

The Company, SVCP, TCPC Funding, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2019 and December 31, 2018, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2019 and December 31, 2018, amounts reimbursable to the Advisor totaled $0.8 million and $1.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2019 and 2018, expenses allocated pursuant to the Administration Agreement totaled $1.8 million and $1.8 million respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2019 and 2018:

	2019	2018
Shares Issued	608	563
Average Price Per Share	$13.97	$14.26
Proceeds	$8,494	$8,029

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
				$1.08	$63,467,067

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
				$1.08	$63,529,242

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on August 6, 2019, to be in effect through the earlier of two trading days after the Company’s third quarter 2019 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2019:

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

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net increase in net assets applicable to common shareholders resulting from operations	$31,735,987	$46,497,803
Weighted average shares outstanding	58,766,410	58,824,514
Earnings per share	$0.54	$0.79

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

9. Subsequent Events

On October 31, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 4, 2019, the Company reduced the credit facility capacity on the TCPC Funding facility by $50.0 million to $300.0 million.

On November 6, 2019, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 31, 2019 to stockholders of record as of the close of business on December 17, 2019.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

10. Financial Highlights

	Nine Months Ended September 30,
	2019	2018
Per Common Share
Per share NAV at beginning of period	$14.13	$14.80

Investment operations:
Net investment income	1.23	1.20
Net realized and unrealized gain	(0.69)	(0.41)
Total from investment operations	0.54	0.79

Repurchase of common stock	—	—
Distributions to common shareholders	(1.08)	(1.08)
Per share NAV at end of period	$13.59	$14.51

Per share market price at end of period	$13.56	$14.23

Total return based on market value (1), (2)	12.3%	0.2%
Total return based on net asset value (1), (3)	3.8%	5.3%

Shares outstanding at end of period	58,766,215	58,800,001

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2019

10. Financial Highlights — (continued)

	Nine Months Ended September 30,
	2019	2018
Ratios to average common equity: (4)
Net investment income	12.4%	11.4%
Expenses excluding incentive compensation	9.6%	8.4%
Expenses including incentive compensation	11.5%	10.4%

Ending common shareholder equity	$798,626,464	$853,013,535
Portfolio turnover rate	26.8%	25.1%
Weighted-average leverage outstanding	$881,959,850	$751,842,574
Weighted-average interest rate on leverage	4.7%	4.6%
Weighted-average number of common shares	58,766,410	58,824,514
Average leverage per share	$15.01	$12.78
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2019
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	545,334	9,777,740	—	(3,145,773)	682,765	—	7,314,732
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 5/18/20	95,483	1,049,147	—	—	31,824	—	1,080,971
AGY Holding Corp., Senior Secured Term Loan, 12%, due 5/18/20	443,181	4,869,577	—	—	147,710	—	5,017,287
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	294,816	—	—	294,816
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,375,987	11,152,078	—	4,663,747	1,354,650	—	17,170,475
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	225,538	3,375,453	—	—	222,284	—	3,597,737
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	1,456,595	—	—	1,456,595
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	170,776	1,153,076	—	—	4,245,004	(953,071)	4,445,009
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	883,828	6,187,478	—	406,128	4,085,864	—	10,679,470
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	418,710	7,719,069	—	—	417,046	(496,290)	7,639,825
Edmentum, Inc., Senior Unsecured Promissory Note, 10%, due 9/30/19	194,184	—	—	—	3,644,068	(3,644,068)	—
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 9/30/19	77,674	—	—	—	1,457,627	(1,457,627)	—
EPMC HoldCo, LLC, Membership Units	—	26,254	43,320	(26,254)	—	(43,320)	—
Green Biologics, Inc., Common Stock	—	3,670,777	—	(5,677,054)	2,006,277	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	164,928	1,900,733	—	—	—	—	1,900,733
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,375,243	—	853,426	—	—	2,228,669
KAGY Holding Company, Inc., Series A Preferred Stock	—	969,224	—	(969,224)	—	—	—
NEG Holdings, LLC (CORE Entertainment, Inc.), Senior Secured 1st Lien Term Loan, LIBOR + 8% PIK, 1% LIBOR Floor, due 10/17/22	101,050	1,574,099	—	—	84,863	(1,658,962)	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,543,086	—	325,212	—	—	6,868,298
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	364,299	—	17,870	—	—	382,169
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	367,914	—	18,047	—	—	385,961
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	1,118,110	—	(400,616)	—	—	717,494
Total	$4,696,673	$63,193,357	$43,320	$(2,183,080)	$18,379,982	$(8,253,338)	$71,180,241
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2019
36th Street Capital Partners Holdings, LLC, Membership Units	$1,786,932	$18,931,733	$—	$3,749,274	$2,220,602	$—	$24,901,609
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	2,690,062	27,839,419	—	—	11,578,750	—	39,418,169
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	(288,772)	—	—	1,129,974
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	132,671	1,773,807	—	(165,141)	—	—	1,608,666
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units		—	—	364,109	12,136,956	—	12,501,065
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 5/26/20	—	11,682,923	—	(816,391)	—	(7,577,094)	3,289,438
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	(578,646)	—	578,646	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	2,922,269	—	172,077	—	(578,646)	2,515,700
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	119,856	2,826,708	—	(146,757)	—	(271,382)	2,408,569
United N661UA-767, LLC (Aircraft Trust Holding Company)	103,514	2,896,083	—	(152,750)	—	(287,722)	2,455,611
Total	$4,833,035	$70,291,688	$—	$2,137,003	$25,936,308	$(8,136,198)	$90,228,801
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

September 30, 2019

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

Our leverage program is comprised of $270.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), $350.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $108.0 million in convertible senior unsecured notes issued by the Company maturing in 2019 (the “2019 Convertible Notes”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $150.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility, the TCPC Funding Facility, the 2019 Convertible Notes, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2019, 89.4% of our total assets were invested in qualifying assets.

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

As of September 30, 2019, less than 0.1% of our investments were categorized as Level 1, 8.9% were categorized as Level 2, 91.0% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2019, we invested approximately $176.0 million, comprised of new investments in four new and three existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 88.2% were in senior secured debt comprised of senior secured loans ($144.4 million, or 82.0% of total acquisitions) and senior secured notes ($10.8 million, or 6.2% of total acquisitions). The remaining $20.8 million (11.8% of total acquisitions) were comprised primarily of $20.4 million in equity interests in portfolios of debt and lease assets and $0.4 million in equity positions received in connection with debt investments. Additionally, we received approximately $180.6 million in proceeds from sales or repayments of investments during the three months ended September 30, 2019.

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

During the nine months ended September 30, 2019, we invested approximately $558.4 million, comprised of new investments in 19 new and 16 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 94.0% were in senior secured debt comprised of senior secured loans ($512.0 million, or 91.7% of total acquisitions) and senior secured notes ($13.1 million, or 2.3% of total acquisitions). The remaining $33.3 million (6.0% of total acquisitions) was comprised primarily of $5.0 million

(0.9% of total acquisitions) in unsecured notes and $28.3 million (5.1% of total acquisitions) in equity investments comprised primarily of $25.3 million in equity interests in portfolios of debt and lease assets and $3.0 million in equity positions received in connection with debt investments. Additionally, we received approximately $444.1 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, we invested approximately $457.6 million, comprised of new investments in 19 new and 15 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 95.2% were in senior secured debt comprised of senior secured loans ($396.4 million, or 86.6% of total acquisitions) and senior secured notes ($39.3 million, or 8.6% of total acquisitions). The remaining $21.9 million (4.8% of total acquisitions) were comprised primarily of $20.0 million in equity interests in portfolios of debt and lease assets, and $1.9 million in equity positions received in connection with debt investments. Additionally, we received approximately $395.7 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2018.
At September 30, 2019, our investment portfolio of $1,681.3 million (at fair value) consisted of 105 portfolio companies and was invested 93.8% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.3% in senior secured loans, 5.2% in senior secured notes, 1.3% in junior notes and 6.2% in equity investments. Our average portfolio company investment at fair value was approximately $16.0 million. Our largest portfolio company investment by value was approximately 3.8% of our portfolio and our five largest portfolio company investments by value comprised approximately 15.8% of our portfolio at September 30, 2019.

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

As of September 30, 2019, we transitioned our industry classification system for financial reporting purposes to more closely align with the system generally used by the Advisor for portfolio management purposes. As part of this transition, we are generally classifying the industries of our portfolio companies based on the primary end market served rather than the product or service directed to those end markets.

The industry composition of our portfolio at fair value at September 30, 2019 was as follows:

Industry	Percent of Total Investments
Diversified Financial Services	12.3%
Software	8.8%
Internet Software and Services	7.7%
Professional Services	7.0%
Textiles, Apparel and Luxury Goods	6.9%
Media	4.9%
IT Services	4.7%
Diversified Telecommunication Services	4.3%
Automobiles	4.2%
Diversified Consumer Services	4.0%
Insurance	2.9%
Hotels, Restaurants and Leisure	2.8%
Airlines	2.7%
Building Products	2.2%
Health Care Technology	2.1%
Energy Equipment and Services	2.1%
Tobacco Related	2.0%
Healthcare Providers and Services	1.8%
Thrifts and Mortgage Finance	1.7%
Consumer Finance	1.4%
Capital Markets	1.4%
Aerospace and Defense	1.3%
Road and Rail	1.1%
Construction Materials	1.1%
Other	8.6%
Total	100.0%
The weighted average effective yield of our debt portfolio was 10.6% at September 30, 2019 and 11.4% at December 31, 2018. The weighted average effective yield of our total portfolio was 10.0% at September 30, 2019 and 10.9% at December 31, 2018. At September 30, 2019, 92.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.7% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.7% at September 30, 2019. At December 31, 2018, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.3% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.1% at December 31, 2018.

Results of operations

Investment income

Investment income totaled $51.6 million and $49.5 million, respectively, for the three months ended September 30, 2019 and 2018, of which $49.9 million and $49.3 million were attributable to interest and fees on our debt investments, $0.9 million and $0.1 million to dividend income, $0.1 million and $0.1 million to lease income and $0.8 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $3.7 million and $3.4 million of non-recurring income related to prepayments for the three months ended September 30, 2019 and 2018, respectively. The increase in investment income in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 reflects the increase in dividend, prepayment and other income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Investment income totaled $147.4 million and $142.1 million, respectively, for the nine months ended September 30, 2019 and 2018, of which $144.5 million and $141.5 million were attributable to interest and fees on our debt investments, $1.8 million and $0.1 million to dividend income, $0.2 million and $0.2 million to lease income and $0.9 million and $0.3 million to other income, respectively. Included in interest and fees on our debt investments were $9.5 million and $7.7 million of non-recurring income related to prepayments for the nine months ended September 30, 2019 and 2018, respectively. The increase in investment income in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 reflects an increase in interest income due to the larger portfolio size during the nine months ended September 30, 2019 as well as an increase in dividend, prepayment and other income compared to the nine months ended September 30, 2018.

Expenses

Total operating expenses for the three months ended September 30, 2019 and 2018 were $26.3 million and $25.0 million, respectively, comprised of $12.4 million and $10.1 million in interest expense and related fees, $6.4 million and $6.3 million in base management and advisory fees, $5.4 million and $6.1 million in incentive fee expense, $0.6 million and $0.6 million in administrative expenses, $0.5 million and $0.6 million in legal and professional fees, and $1.0 million and $1.3 million in other expenses, respectively. The increase in expenses in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily reflects the higher interest expense and other costs related to the increase in outstanding debt, partially offset by the lower incentive fees due to reduction in the incentive fee rate from 20.0% to 17.5% on February 9, 2019.

Total operating expenses for the nine months ended September 30, 2019 and 2018 were $74.9 million and $72.1 million, respectively, comprised of $34.2 million and $29.8 million in interest expense and related fees, $18.5 million and $18.1 million in base management and advisory fees, $15.6 million and $17.5 million in incentive fee expense, $1.8 million and $1.8 million in administrative expenses, $1.4 million and $1.6 million in legal and professional fees, and $3.4 million and $3.3 million in other expenses, respectively. The increase in expenses in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily reflects the higher interest expense and other costs related to the increase in outstanding debt, partially offset by the lower incentive fees due to reduction in the incentive fee rate from 20.0% to 17.5% on February 9, 2019.

Net investment income

Net investment income was $25.3 million and $24.5 million, respectively, for the three months ended September 30, 2019 and 2018. The increase in net investment income in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily reflects the increase in total investment income, partially offset by the increase in expenses in the three months ended September 30, 2019.

Net investment income was $72.4 million and $70.0 million, respectively, for the nine months ended September 30, 2019 and 2018. The increase in net investment income in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily reflects the increase in total investment income, partially offset by the increase in expenses in the nine months ended September 30, 2019.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2019 and 2018 was $(0.2) million and $1.1 million, respectively. Net realized gains during the three months ended September 30, 2018 were comprised primarily of a $0.8 million gain on the repayment of our loan to iGM, exclusive of additional prepayment income earned.

Net realized gain (loss) for the nine months ended September 30, 2019 and 2018 was $(0.5) million and $1.2 million, respectively. Net realized gains during the nine months ended September 30, 2018 were comprised primarily of a $0.8 million gain on the repayment of our loan to iGM, exclusive of additional prepayment income earned.
For the three months ended September 30, 2019 and 2018, the change in net unrealized appreciation/depreciation was $(6.7) million and $(10.4) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2019 was comprised primarily of markdowns of $5.7 million on our investment in Fidelis, $3.2 million on our investment in Hylan and $3.0 million on our investment in AGY, partially offset by a gain of $5.2 million on our investment in Edmentum as well as a gain of $3.3 million on our investment in Snaplogic. We also earned prepayment income of $0.6 million on the disposition of our loan to SnapLogic during the quarter. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2018 was comprised primarily of markdowns of $4.2 million on our investment in Green Biologics, $4.0 million on our investment in Real Mex, and $2.6 million on earnings volatility in AGY Holdings, partially offset by a $3.6 million gain on our investment in 36th Street Capital Partners.
For the nine months ended September 30, 2019 and 2018, the change in net unrealized appreciation/depreciation was $(40.2) million and $(24.7) million, respectively. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2019 was comprised primarily of markdowns of $34.9 million on our investment in Fidelis, $5.7 million on our investment in Green Biologics, and $4.1 million on our investment in AGY, partially offset by a gain of $6.8 million on our investment in Edmentum. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2018 was comprised primarily of unrealized losses in four investments, including $7.4 million on our investment in Kawa, $9.8 million on our investment in Real Mex, $6.9 million on our investment in Green Biologics, and $6.7 million on our investment in AGY Holdings, partially offset by unrealized gains of $4.7 million on our investment in 36th Street Capital Partners, $2.7 million on our investment in NEG Parent (CORE Entertainment) and $2.5 million on our investment in STG-Fairway Acquisitions.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the nine months ended September 30, 2019 and 2018.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations was $18.4 million and $15.2 million for the three months ended September 30, 2019 and 2018, respectively. The higher net increase in net assets resulting from operations during the three months ended September 30, 2019 was primarily due to the higher net investment income and the lower net unrealized losses during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The net increase in net assets resulting from operations was $31.7 million and $46.5 million for the nine months ended September 30, 2019 and 2018, respectively. The lower net increase in net assets resulting from operations during the nine months ended September 30, 2019 was primarily due to the higher net unrealized losses during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, partially offset by the increase in net investment income.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2019 and 2018:

	2019	2018
Shares Issued	608	563
Average Price Per Share	$13.97	$14.26
Proceeds	$8,494	$8,029

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 31, 2019, to be in effect through the earlier of two trading days after our fourth quarter 2019 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2019 and 2018:

	2019	2018
Shares Repurchased	9,000	47,818
Price Per Share *	$13.96	$14.45
Total Cost	$125,679	$691,181
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at September 30, 2019 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023	L+2.00%		$108,000,000	$162,000,000	$270,000,000
TCPC Funding Facility	2023	L+2.00%	†	177,500,000	172,500,000	350,000,000
SBA Debentures	2024−2029	2.63%	‡	138,000,000	12,000,000	150,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,889,074	—	107,889,074
2022 Convertible Notes ($140 million par)	2022	4.625%		138,430,085	—	138,430,085
2022 Notes ($175 million par)	2022	4.125%		174,618,208	—	174,618,208
2024 Notes ($150 million par)	2024	3.900%		148,171,294	—	148,171,294
Total leverage				992,608,661	$346,500,000	$1,339,108,661
Unamortized issuance costs				(7,566,146)
Debt, net of unamortized issuance costs				$985,042,515
______________

*	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

†	Subject to certain funding requirements

‡	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2019, the Company’s asset coverage ratio was 193%.

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

Net cash used in operating activities during the nine months ended September 30, 2019 was $59.2 million. Our primary use of cash in operating activities during this period consisted of settlement of acquisitions of investments (net of dispositions) of $103.5 million, offset by net investment income (net of non-cash income and expenses) of approximately $44.3 million.

Net cash provided by financing activities was $111.3 million during the nine months ended September 30, 2019, consisting primarily of $148.1 million from net proceeds of issuance of debt and $31.5 million of net borrowings of debt, reduced by $63.5 million in regular dividends paid on common equity, $4.7 payment of debt issuance costs and $0.1 million in repurchases of common shares.

At September 30, 2019, we had $80.1 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2019, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2019 Convertible Notes, the 2022 Convertible Notes, the 2022 Notes, the SVCP Facility, the TCPC Funding Facility and the 2024 Notes, mature in December 2019, March 2022, August 2022, May 2023, May 2023 and August 2024, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
				$1.08	$63,467,067

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
				$1.08	$63,529,242

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the nine months ended September 30, 2019 and 2018:

	2019	2018
Shares Issued	608	563
Average Price Per Share	$13.97	$14.26
Proceeds	$8,494	$8,029

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

Recent Developments

From October 1, 2019 through November 5, 2019, the Company has invested approximately $69.2 million primarily in five senior secured loans with a combined effective yield of approximately 10.1%, excluding origination income.

On October 31, 2019, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2019 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 4, 2019, the Company reduced the credit facility capacity on the TCPC Funding facility by $50.0 million to $300.0 million.

On November 6, 2019, the Company’s board of directors declared a fourth quarter regular dividend of $0.36 per share payable on December 31, 2019 to stockholders of record as of the close of business on December 17, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2019, 92.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2019, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2019 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$47,209,937	$(8,565,000)	$38,644,937
Up 200 basis points	31,473,292	(5,710,000)	25,763,292
Up 100 basis points	15,736,646	(2,855,000)	12,881,646
Down 100 basis points	(14,999,097)	2,855,000	(12,144,097)
Down 200 basis points	(22,783,407)	5,710,000	(17,073,407)
Down 300 basis points	(23,767,745)	6,067,446	(17,700,299)

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

PART II - Other Information

Item 1.         Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2019, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None.

Item 4:         Mine Safety Disclosures.
None.

Item 5.	Other Information.
None

Item 6.     Exhibits

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
______________
* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018

(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on August 23, 2019

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: November 6, 2019
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: November 6, 2019
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer