Form 10-K
period 2019-12-31
BlackRock TCP Capital Corp.
filed 2020-02-26
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2019

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
______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☒ No ☐

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2019 (the last business day of the Registrant’s most recently completed second quarter) was $837.4 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 25, 2020 was 58,766,426.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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
The Advisor
Our investment activities are managed by the Advisor. The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. The Advisor is a wholly-owned, indirect subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with approximately $7.4 trillion of assets under management as of December 31, 2019. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.
The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested approximately $29.0 billion in 709 companies since the Advisor’s inception in 1999, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.
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

Since the beginning of 2011, the Advisor executed across its funds approximately $15.5 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $4.4 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.
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
Investment Strategy
To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $19.7 billion of leveraged loans to 482 companies since 1999, of which we invested over $5.0 billion in 267 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.
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
Investment Portfolio
At December 31, 2019, our investment portfolio of $1,649.5 million (at fair value) consisted of 105 portfolio companies and was invested 93.1% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.6% in senior secured loans, 5.2% in senior secured notes, 1.3% in junior notes and 6.9% in equity investments. Our average portfolio company investment at fair value was approximately $15.7 million. Our largest portfolio company investment by value was approximately 4.4% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.2% of our portfolio at December 31, 2019.
The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2019.
Investment Process
The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing
As a leading middle-market corporate debt investment manager with approximately $11 billion in committed capital as of December 31, 2019 (approximately 18% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of four voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.
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
As a part of its due diligence process, the Advisor considers sustainability-related factors that can affect the future prospects of the issuer.  Since sustainable investment options have the potential to offer better outcomes, the Advisor integrates sustainability considerations into the way the it manages risk, constructs portfolios, designs products, and engages with companies.
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
Investment Committee and Decision Process
The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Michael E. Leitner, Howard M. Levkowitz, Philip M. Tseng and Rajneesh Vig. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.
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

Asset Coverage Requirement

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

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
As a RIC, we are permitted to carry forward a net capital loss realized in a taxable year beginning on or after December 23, 2010 to offset capital gain indefinitely. For net capital losses realized in taxable years beginning on or after December 23, 2010, the excess of our net short-term capital loss over our net long-term capital gain is treated as a short-term capital loss arising on the first day of our next taxable year and the excess of our net long-term capital loss over our net short-term capital gain is treated as a long-term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund-level U.S. federal income tax, regardless of whether they are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses.
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
Distressed Debt
The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2019, two of the Company’s debt investments were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.
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
Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free-of-charge, on or through our website at http://investors.tcpcapital.com/, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also make available on our website the charters for the Audit Committee and the Governance and Compensation Committee, as well as our Code of Ethics [required under the 1940 Act] and our Code of Ethics and Business Conduct required under the Sarbanes-Oxley Act (our “SOX Code of Ethics”). Further, we will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, our Code of Ethics and our SOX Code of Ethics. Requests for copies should be addressed to: BlackRock TCP Capital Corp., 2951 28th Street, Suite 1000, Santa Monica, CA 90405, Attention: Investor Relations. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s website at http://www.sec.gov.
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
Investment Management Agreement

The Company has entered into an investment management agreement with the Advisor, under which the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations and provides investment advisory services to the Company. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. Prior to August 1, 2018, SVCP was regulated as a BDC and was also party to an investment management agreement with the Advisor. On January 29, 2018, SVCP amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert its then existing incentive compensation structure from a profit allocation and distribution to its general partner into a fee payable to the Advisor pursuant to such investment management agreement. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company. Accordingly, prior to January 1, 2018, incentive compensation was allocated to SVCP’s general partner as a distribution. In connection with the approval of the Asset Coverage Ratio Election, our Board of Directors approved, at in-person meetings held November 30, 2018 and December 28, 2018, an amended investment management agreement, which was approved by stockholders on February 8, 2019 and became effective on February 9, 2019.
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
Leverage

Our leverage program is comprised of $270.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $200.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Debentures” and, together with the SVCP Facility, the TCPC Funding Facility, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018

Facility”). From April 18, 2016 through its conversion to common equity on June 7, 2016, leverage also included a privately placed convertible senior unsecured note due April 2021 issued by the Company. Prior to the repurchase and retirement of the remaining preferred interests on September 3, 2015, the Leverage Program also included amounts outstanding under a preferred equity facility issued by SVCP.
The SVCP Facility matures on May 6, 2023, subject to extension by the lenders at the request of SVCP, and bears interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the SVCP Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility.
The TCPC Funding Facility matures on May 31, 2023, subject to extension by the lender at the request of TCPC Funding, and contains an accordion feature which allows for expansion of the facility up to $400.0 million subject to consent from the lender and other customary conditions. Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum.
On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that matured on December 15, 2019. The 2019 Convertible Notes were general unsecured obligations of the Company, and ranked structurally junior to the SVCP Facility, the TCPC Funding Facility and the SBA Debentures, and ranked pari passu with the 2022 Convertible Notes, 2024 Notes and 2022 Notes. The Company did not have the right to redeem the 2019 Convertible Notes prior to its maturity on December 15, 2019. The 2019 Convertible Notes bore interest at an annual rate of 5.25%, paid semi-annually.
On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility, the TCPC Funding Facility and the SBA Debentures, and rank pari passu with the 2022 Notes and 2024 Notes. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually.
On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2022 Notes. The 2022 Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility, the TCPC Funding Facility and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and 2024 Notes. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually.

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2024 Notes. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and 2022 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually.
The SBIC is able to issue up to $150.0 million in debt under the SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $75.0 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2019. Debt issued under the SBA Debentures is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2019, we were in full compliance with such covenants.
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
From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. An example of such disruption and instability occurred between 2008 and 2009. During that period, despite actions of the U.S. federal government and foreign governments, such disruption and instability contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While capital markets have improved in recent years, these conditions could deteriorate again and global financial markets could experience significant volatility. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on May 30, 2019, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
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
Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
The global financial crisis of 2007-2009 led the U.S. Government and the Federal Reserve, as well as certain foreign governments, to take a number of unprecedented actions designed to support certain financial institutions and segments of the financial markets that experienced extreme volatility. The withdrawal of Federal Reserve or other U.S. or non-U.S. governmental support could negatively affect financial markets generally and reduce the value and liquidity of certain securities. Additionally, with continued economic recovery and the cessation of certain market support activities, we may face a heightened level of interest rate risk as a result of a rise or increased volatility in interest rates.
The current presidential administration has called for, and in certain instances has begun to implement, significant changes to U.S. fiscal, tax, trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
The risks and uncertainties associated with these policy proposals and the current political climate are heightened by different political parties controlling the U.S. House of Representatives, on the one hand, and the U.S. Senate and the Executive Branch, on the other hand, and, potentially, upcoming U.S. federal elections. Additional risks arising from the differences in expressed policy preferences among the various constituencies in these branches of the U.S. government has led in the past, and may lead in the future, to short term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.
Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.
Periods of market volatility remain, and may continue to occur in the future, in response to various political, social and economic events both within and outside of the United States. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Fund, including by making valuation of some of the Fund’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Fund’s holdings. If there is a significant decline in the value of the Fund’s portfolio, this may impact the asset coverage levels for the Fund’s outstanding leverage.
Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economic recovery, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Fund’s ability to achieve its investment objective.
The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases (including coronavirus) in certain parts of the world, terrorist attacks in the United States and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, such as Venezuela and Spain, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.
The current political climate has intensified concerns about a potential trade war between China and the United States, as each country has recently imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.
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
Pursuant to an agreement setting out the terms on which the United Kingdom may leave the European Union (the “EU,” and the United Kingdom’s withdrawal therefrom, “Brexit”) the United Kingdom formally withdrew from the EU, effective January 31, 2020, and entered into an 11-month transition period. During this transition period, the United Kingdom is expected to renegotiate its political and economic relationships with the EU and other countries. As a result of the original referendum and other geopolitical developments leading to Brexit, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Additional risks associated with Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.
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
Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the British Bankers’ Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities
At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.
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
In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility and TCPC Funding Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 25, 2020, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control.
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
The SVCP Facility matures on May 6, 2023, subject to extension by the lenders at the request of SVCP, and the TCPC Funding Facility matures on May 31, 2023, subject to extension by the lender at the request of TCPC Funding. Any inability to renew, extend or replace the SVCP Facility and/or TCPC Funding Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
The SVCP Facility matures on May 6, 2023, subject to extension by the lenders at the request of SVCP. Borrowings under the SVCP Facility generally bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain limitations. The TCPC Funding Facility matures on May 31, 2023, subject to extension by the lender at the request of TCPC Funding. Borrowings under the TCPC Funding Facility generally bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. We do not currently know whether we will renew, extend or replace the SVCP Facility and TCPC Funding Facility upon their maturities or whether we will be able to do so on terms that are as favorable as the SVCP Facility and TCPC Funding Facility. In addition, we will be required to liquidate assets to repay amounts due under the SVCP Facility and TCPC Funding Facility if we do not renew, extend or replace the SVCP Facility and TCPC Funding Facility prior to their respective maturities.
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
An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2019, the SBIC had $138.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2019, which represented borrowings equal to 53.2% of our total assets. On such date, we also had $1,722.1 million in total assets; $1,649.5 million in total investments; an average cost of funds of 3.84%; $915.5 million aggregate principal amount of debt outstanding; and $776.3 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2019 to obtain an assumed return to us. From this amount, interest expense multiplied the combined rate of interest of 3.84% by the $915.5 million of debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2019 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-26%	-15%	-5%	6%	17%
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
We may only issue senior securities up to the maximum amount permitted by the 1940 Act. On March 23, 2018, the SBCAA was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement and would limit the BDC’s ability to issue senior securities to amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met, rather than 200%. Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the Asset Coverage Ratio Election, which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. If our assets decline in value and we fail to satisfy this test or any stricter test under the terms of our leverage instruments, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of December 31, 2019, the Company’s asset coverage was 199%.
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
As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2019, approximately $160.0 million, or approximately 9.4%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
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
As with any stock, the price of our common stock will fluctuate with market conditions and other factors. If you sell shares, the price received may be more or less than the original investment. Net asset value will be reduced immediately following our offering by the amount of the sales load and selling expenses paid by us. At our 2019 annual meeting of stockholders held on May 30, 2019, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following the date of the meeting. It should be noted that, theoretically, we may offer up to 25% of our then outstanding common stock each day. We intend to seek stockholder approval at our 2020 annual meeting to continue for an additional year our ability to issue shares of common stock below net asset value, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of BDCs and closed-end management investment companies, which are structured similarly to us, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. This risk of loss associated with this characteristic of BDCs and closed-end management investment companies may be greater for investors who sell their shares in a relatively short period of time after completion of an offering.
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

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2019 and 2018. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

				Premium/ (Discount) of High Sales Price to NAV(3)	Premium/ (Discount) of Low Sales Price to NAV(3)	Declared Dividends

		Stock Price
	NAV(1)	High(2)	Low(2)
Fiscal year ended December 31, 2019
First Quarter	$14.18	$14.87	$13.21	4.9%	(6.8)%	$0.36
Second Quarter	13.64	14.77	14.05	8.3%	3.0%	0.36
Third Quarter	13.59	14.32	13.16	5.4%	(3.2)%	0.36
Fourth Quarter	13.21	14.48	13.15	9.6%	(0.5)%	0.36

Fiscal year ended December 31, 2018
First Quarter	$14.90	$15.46	$13.75	3.8%	(7.7)%	$0.36
Second Quarter	14.61	14.86	14.11	1.7%	(3.4)%	0.36
Third Quarter	14.51	14.93	14.20	2.9%	(2.1)%	0.36
Fourth Quarter	14.13	14.49	12.77	2.5%	(9.6)%	0.36

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
As of February 25, 2020, we had approximately 30,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 25 stockholders of record. On February 25, 2020, the last reported sales price of our common stock was $13.77 per share.
The table below sets forth each class of our outstanding securities as of February 25, 2020.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	—	58,766,426
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
The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
November 6, 2019	December 17, 2019	December 31, 2019	Regular	0.36	21,155,837
				$1.44	$84,622,904
The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
November 8, 2018	December 17, 2018	December 31, 2018	Regular	0.36	21,164,257
				$1.44	$84,693,499
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
S&P 500 TOTAL RETURN INDEX AND WELLS FARGO BUSINESS DEVELOPMENT COMPANY INDEX
Total Return Performance

BlackRock TCP Capital Corp.
Wells Fargo Business Development Company Index
S&P 500 Total Return Index
S&P LSTA Leveraged Loan Index
280%
270%
260%
250%
240%
230%
220%
210%
200%
190%
180%
170%
160%
150%
140%
130%
120%
110%
100%
90%
4/5/2012
6/27/2012
9/18/2012
12/10/2012
3/3/2013
5/25/2013
8/16/2013
11/7/2013
1/29/2014
4/22/2014
7/14/2014
10/5/2014
12/27/2014
3/20/2015
6/11/2015
9/2/2015
11/24/2015
2/15/2016
5/8/2016
7/30/2016
10/21/2016
1/12/2017
4/5/2017
6/27/2017
9/18/2017
12/10/2017
3/3/2018
5/25/2018
8/16/2018
11/7/2018
1/29/2019
4/22/2019
7/14/2019
10/5/2019
12/27/2019

NOTES:
Assumes $100 invested April 4, 2012 in BlackRock TCP Capital Corp., the S&P 500 Total Return Index, the S&P LSTA Leveraged Loan Index and the Wells Fargo Business Development Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Item 6.	Selected Financial Data
The selected consolidated financial and other data below reflects the consolidated historical operations of the Company.
The selected consolidated financial data below for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 have been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. The following selected financial data should be read in conjunction with our financial statements and related notes thereto.

	Fiscal Year Ended December 31,
	2019		2018		2017		2016		2015
Performance Data:
Interest income	$191,584,009		$189,147,814		$173,527,345		$145,018,414		$142,012,553
Dividend income	2,392,274		750,714		254,025		—		—
Lease income	297,827		297,827		294,366		1,571,280		1,352,797
Other income	891,805		302,829		1,893,764		1,591,071		3,502,875
Total investment income	195,165,915		190,499,184		175,969,500		148,180,765		146,868,225
Interest and other debt expenses	46,398,795		40,468,761		33,091,143		25,192,990		18,895,977
Management and advisory fees	24,860,910		24,179,376		21,560,868		18,881,786		18,593,660
Incentive fee	20,307,759		23,346,164		N/A	*	N/A	*	N/A	*
Other expenses	8,740,358		9,027,528		7,879,489		8,283,156		7,999,070
Total expenses	100,307,822		97,021,829		62,531,500		52,357,932		45,488,707
Net investment income before taxes	94,858,093		93,477,355		113,438,000		95,822,833		101,379,518
Excise tax expense	—		92,700		36,380		569,511		876,706
Net investment income	94,858,093		93,384,655		113,401,620		95,253,322		100,502,812
Net realized and unrealized gains (losses)	(64,277,304)		(47,908,773)		(22,790,283)		114,502		(22,405,111)
Gain on repurchase of Series A preferred interests	—		—		—		—		1,675,000
Dividends to preferred interest holders	—		—		—		—		(754,140)
Incentive allocation	N/A	*	N/A	*	(22,680,323)		(19,050,665)		(19,949,734)
Net increase in net assets applicable to common shareholders resulting from operations	$30,580,789		$45,475,882		$67,931,014		$76,317,159		$59,068,827
Per Share Data (at the end of the period):
Net increase in net assets from operations	$0.52		$0.77		$1.19		$1.50		$1.21
Distributions declared per share	(1.44)		(1.44)		(1.44)		(1.44)		(1.44)
Average weighted shares outstanding for the period	58,766,362		58,815,216		57,000,658		50,948,035		48,863,188
Assets and Liabilities Data:
Investments	$1,649,506,895		$1,597,285,790		$1,514,532,703		$1,314,969,870		$1,182,919,725
Other assets	72,562,301		62,249,899		114,889,665		72,628,591		56,193,226
Total assets	1,722,069,196		1,659,535,689		1,629,422,368		1,387,598,461		1,239,112,951
Debt, net of unamortized issuance costs	907,802,387		805,202,192		725,200,281		571,658,862		498,205,471
Other liabilities	37,948,423		23,858,770		33,493,961		25,003,608		18,930,463
Total liabilities	945,750,810		829,060,962		758,694,242		596,662,470		517,135,934
Net assets	$776,318,386		$830,474,727		$870,728,126		$790,935,991		$721,977,017
Investment Activity Data:
No. of portfolio companies at period end	105		95		96		90		88
Acquisitions	$700,024,114		$634,002,472		$865,427,957		$587,219,129		$500,928,009
Sales, repayments, and other disposals	$596,374,086		$512,795,715		$655,674,365		$473,457,512		$456,059,137
Weighted-average effective yield of debt portfolio at end of period	10.3%		11.4%		11.0%		10.9%		11.0%

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

Our leverage program is comprised of $270.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $200.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility, the TCPC Funding Facility, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2019, 90.7% of our total assets were invested in qualifying assets.

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

As of December 31, 2019, none of our investments were categorized as Level 1, 8.3% were categorized as Level 2, 91.6% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

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

Portfolio and investment activity

During the year ended December 31, 2019, we invested approximately $700.0 million, comprised of new investments in 25 new and 20 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 94.0% were in senior secured debt comprised of senior secured loans ($643.0 million, or 91.9% of total acquisitions) and senior secured notes ($15.0 million, or 2.1% of total acquisitions). The remaining $42.0 million (6.0% of total acquisitions) was comprised primarily of $5.0 million(0.7% of total acquisitions) in unsecured notes and $37.0 million (5.3% of total acquisitions) in equity investments comprised primarily of $31.6 million in equity interests in portfolios of debt and lease assets and $5.4 million inequity positions received in connection with debt investments. Additionally, we received approximately $596.4 million in proceeds from sales or repayments of investments during the year ended December 31, 2019.

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

At December 31, 2019, our investment portfolio of $1,649.5 million (at fair value) consisted of 105 portfolio companies and was invested 93.1% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.6% in senior secured loans, 5.2% in senior secured notes, 1.3% in junior notes and 6.9% in equity investments. Our average portfolio company investment at fair value was approximately $15.7 million. Our largest portfolio company investment by value was approximately 4.4% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.2% of our portfolio at December 31, 2019.

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

During 2019, we transitioned our industry classification system for financial reporting purposes to more closely align with the system generally used by the Advisor for portfolio management purposes. As part of this transition, we are generally classifying the industries of our portfolio companies based on the primary end market served rather than the product or service directed to those end markets.

The industry composition of our portfolio at fair value at December 31, 2019 was as follows:

Industry	Percent of Total Investments
Diversified Financial Services	11.8%
Internet Software and Services	11.2%
Textiles, Apparel and Luxury Goods	6.9%
Professional Services	6.8%
Software	6.4%
Media	4.9%
Diversified Consumer Services	4.6%
Automobiles	4.3%
Diversified Telecommunication Services	3.8%
IT Services	3.8%
Airlines	3.3%
Insurance	3.0%
Hotels, Restaurants and Leisure	2.7%
Consumer Finance	2.6%
Building Products	2.2%
Health Care Technology	2.2%
Energy Equipment and Services	1.8%
Thrifts and Mortgage Finance	1.7%
Commercial Services and Supplies	1.7%
Tobacco Related	1.6%
Aerospace and Defense	1.5%
Pharmaceuticals	1.5%
Capital Markets	1.3%
Road and Rail	1.1%
Electrical Equipment	1.0%
Other	6.3%
Total	100.0%

The weighted average effective yield of our debt portfolio was 10.3% at December 31, 2019 and 11.4% at December 31, 2018. The weighted average effective yield of our total portfolio was 9.7% at December 31, 2019 and 10.9% at December 31, 2018. At December 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.5% at December 31, 2019. At December 31, 2018, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.3% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.1% at December 31, 2018.

Results of operations

Investment income

Investment income totaled $195.2 million, $190.5 million and $176.0 million, respectively, for the years ended December 31, 2019, 2018 and 2017, of which $191.6 million, $189.1 million and $173.5 million were attributable to interest and fees on our debt investments, $2.4 million, $0.8 million and $0.3 million to dividend income, $0.3 million, $0.3 million and $0.3 million to lease income and $0.9 million, $0.3 million and $1.9 million to other income, respectively. Included in interest and fees on our debt investments were $11.9 million, $9.8 million and $18.6 million of non-recurring income related to prepayments for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in investment income in the year ended December 31, 2019 compared to the year ended December 31, 2018 reflects an increase in interest income due to the larger portfolio size in addition to the increase in dividend, prepayment and other income during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in investment income in the year ended December 31, 2018 compared to the year ended December 31, 2017 reflects an increase in interest income due to the larger portfolio size and the impact of higher LIBOR during the year ended December 31, 2018 compared to the year ended December 31, 2017, partially offset by a decrease in prepayment income.

Expenses

Total operating expenses for the years ended December 31, 2019, 2018 and 2017 were $100.3 million, $97.0 million and $62.5 million, respectively, comprised of $46.4 million, $40.5 million and $33.1 million in interest expense and related fees, $24.9 million, $24.2 million and $21.6 million in base management and advisory fees, $20.3 million, $23.3 million and $0.0 million in incentive fee expense, $2.3 million, $2.4 million and $2.3 million in administrative expenses, $1.8 million, $2.3 million and $1.5 million in legal and professional fees, and $4.6 million, $4.3 million and $4.0 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily reflects the higher interest expense and other costs related to the increase in outstanding debt, partially offset by the lower incentive fees due to reduction in the incentive fee rate from 20.0% to 17.5% on February 9, 2019. The increase in expenses in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily reflects the inclusion of incentive fees within operating expenses during the year ended December 31, 2018 instead of being reflected as an allocation and distribution to SVCP's general partner during the year ended December 31, 2017. The increase in expenses also includes higher interest expense and other costs related to the increase in outstanding debt, the higher average interest rate following the issuance of the 2022 Notes and the higher LIBOR during the period, as well as the increase in management fees due to the increase in assets in the year ended December 31, 2018 compared to the year ended December 31, 2017.

Net investment income

Net investment income was $94.9 million, $93.4 million and $113.4 million, respectively, for the years ended December 31, 2019, 2018 and 2017. The increase in net investment income in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily reflects the increase in total investment income, partially offset by the increase in expenses in the year ended December 31, 2019. The decrease in net investment income in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily reflects the increase in expenses (primarily due to the inclusion of incentive fees beginning January 1, 2018), partially offset by the increase in investment income in the year ended December 31, 2018.

Net realized and unrealized gain or loss

Net realized loss for the years ended December 31, 2019, 2018 and 2017 was $76.6 million, $28.8 million and $20.7 million, respectively. Net realized loss for the year ended December 31, 2019 was comprised primarily of $56.6 million on the restructuring of our investment in Fidelis and $20.5 million on the disposition of our investment in Green Biologics. Both Fidelis and Green Biologics had generated significant income prior to their dispositions.

Net realized losses during the year ended December 31, 2018 were comprised primarily of a $25.8 million loss realization on the disposition of our loan to RM OpCo, LLC ("Real Mex") and a $4.1 million loss realization on the disposition of our loan to Globecomm Systems, Inc. ("Globecomm"). Our loan to Real Mex was part of our legacy pre-IPO strategy. Both Globecomm and Real Mex had generated significant income prior to their dispositions.

Net realized losses during the year ended December 31, 2017 were comprised primarily of a $10.1 million loss realization on the restructuring of our loan to Iracore International, Inc., a $7.1 million loss realization on the restructuring of our loan to Globecomm Systems, Inc., and a $3.5 million loss realization on the restructuring of our loan to Avanti Communications Group. The realized losses for all of these investments were triggered in connection with recapitalizations of these investments. These realized losses were partially offset by a $7.0 million gain on the sale of our equity in Blackline.
For the years ended December 31, 2019, 2018 and 2017, the change in net unrealized appreciation/
depreciation was $12.3 million, $(19.1) million and $(2.1) million, respectively. The change in net unrealized appreciation/depreciation for the year ended December 31, 2019 was comprised primarily of a gain of $13.4 million on our investment in Edmentum, a gain of $6.3 million on our investment in 36th Street, and reversals of previously recognized unrealized losses of $14.9 million from Green Biologics and $3.5 million from Fidelis, partially offset by markdowns of $12.5 million on our investment in Securus and $7.7 million on our investment in AGY. The change in net unrealized appreciation/depreciation for the year ended December 31, 2018 was comprised primarily of markdowns of $10.0 million, $9.4 million and $8.5 million on our investments in AGY, Kawa Solar and Green Biologics, respectively, as well as mark downs across the portfolio as a result of wider spreads, partially offset by the reversal of previously unrealized losses of $15.3 million from the disposition of our loan to Real Mex. The change in net unrealized appreciation/depreciation for the year ended December 31, 2017 was comprised primarily of markdowns of $9.0 million and $7.1 million on Kawa Solar and Real Mex, respectively, partially offset by a $6.4 million gain on AGY and the reversal of previously recognized unrealized gains and losses.

Incentive compensation

The decrease in incentive compensation for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to the reduction in the incentive fee rate from 20.0% to 17.5% on February 9, 2019. Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to SVCP's general partner within the Statement of Operations. Incentive compensation included in operating expenses for the year ended December 31, 2019 and 2018 and as an allocation and distribution to SVCP's general partner for the years ended December 31, 2017 was $20.3 million, $23.4 million and $22.7 million, respectively. Incentive compensation for the years ended December 31, 2019, 2018 and 2017 was paid due to our performance exceeding the total return threshold.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the years ended December 31, 2019, 2018 and 2017, excise tax expenses of $0.0 million, $0.1 million and $0.1 million were recorded, respectively, based on the amount of tax-basis ordinary income carried forward at the respective year-end.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $30.6 million, $45.5 million and $67.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The lower net increase in net assets resulting from operations during the year ended December 31, 2019 was primarily due to the higher net realized and unrealized loss during the year ended December 31, 2019 compared to the year ended December 31, 2018, partially offset by the increase in net investment income. The lower net increase in net assets applicable to common shareholders resulting from operations during the year ended December 31, 2018 was primarily due to the larger net realized and unrealized loss during the year ended December 31, 2018 compared to the year ended December 31, 2017.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the years ended December 31, 2019 and 2018:

	2019	2018
Shares Issued	819	767
Average Price Per Share	$13.98	$13.94
Proceeds	$11,453	$10,693

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 20, 2020, to be in effect through the earlier of two trading days after our first quarter 2020 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the years ended December 31, 2019 and 2018:

	2019	2018
Shares Repurchased	9,000	73,416
Price Per Share *	$13.96	$14.25
Total Cost	$125,679	$1,046,475
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at December 31, 2019 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023	L+2.00%	†	$108,497,620	$161,502,380	$270,000,000
TCPC Funding Facility	2023	L+2.00%	‡	158,000,000	142,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,584,313	—	138,584,313
2022 Notes ($175 million par)	2022	4.125%		174,649,566	—	174,649,566
2024 Notes ($200 million par)	2024	3.900%		197,782,572	—	197,782,572
Total leverage				915,514,071	$315,502,380	$1,231,016,451
Unamortized issuance costs				(7,711,684)
Debt, net of unamortized issuance costs				$907,802,387
______________

*	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2019, $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2019, the Company’s asset coverage ratio was 199%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash provided by operating activities during the year ended December 31, 2019 was $4.7 million. Our primary source of cash from operating activities during this period consisted of net investment income (net of non-cash income and expenses) of approximately $94.6 million, partially offset by settlement of acquisitions of investments (net of dispositions) of $89.9 million.

Net cash provided by financing activities was $12.2 million during the year ended December 31, 2019, consisting primarily of $197.6 million from net proceeds of issuance of debt and $12.5 million of net borrowings of debt, reduced by $108.0 million in repayments of convertible debt, $84.6 million in regular dividends paid on common equity, $5.2 million payment of debt issuance costs and $0.1 million in repurchases of common shares.

At December 31, 2019, we had $44.8 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2019, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2022 Convertible Notes, the 2022 Notes, the SVCP Facility, the TCPC Funding Facility and the 2024 Notes, mature in March 2022, August 2022, May 2023, May 2023 and August 2024, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the years ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
November 6, 2019	December 17, 2019	December 31, 2019	Regular	0.36	21,155,837
				$1.44	$84,622,904

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
November 8, 2018	December 17, 2018	December 31, 2018	Regular	0.36	21,164,257
				$1.44	$84,693,499

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the years ended December 31, 2019 and 2018:

	2019	2018
Shares Issued	819	767
Average Price Per Share	$13.98	$13.94
Proceeds	$11,453	$10,693

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

•
We have entered into a royalty-free license agreement with BlackRock and the Advisor, pursuant to which each of BlackRock and the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name "BlackRock" and "TCP."

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

Recent Developments

From January 1, 2020 through February 25, 2020, the Company has invested approximately $65.9 million primarily in three senior secured loans with a combined effective yield of approximately 9.5%.

On January 31, 2020, Fitch Ratings initiated an investment grade rating of BBB-, with stable outlook. The Company continues to be investment grade rated by both Moody’s Investor Service and S&P Global Ratings.

On February 20, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 26, 2020, the Company’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2020 to stockholders of record as of the close of business on March 17, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2019, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2019 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$45,316,285	$(7,992,609)	$37,323,676
Up 200 basis points	30,210,857	(5,328,406)	24,882,451
Up 100 basis points	15,105,428	(2,664,203)	12,441,225
Down 100 basis points	(12,663,801)	2,664,203	(9,999,598)
Down 200 basis points	(18,047,994)	5,095,022	(12,952,972)
Down 300 basis points	(18,155,928)	5,095,022	(13,060,906)

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock TCP Capital Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, financial highlights (in Note 10) for each of the five years in the period then ended, and the related notes and consolidating schedules and statements listed in Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Valuation - Level 3 Investments - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by Tennenbaum Capital Partners, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $1,512,767,659 as of December 31, 2019.
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate the fair value. This required a high degree of audit judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and unobservable inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation methodologies and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•	We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to selection of valuation methodologies and significant unobservable inputs.

•
We evaluated the appropriateness of the selected valuation methodologies used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation methodologies or significant unobservable inputs for those investments from the prior year-end. For selected investments, we used the assistance of our fair value specialists.

•	For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.

•
We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 26, 2020

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock TCP Capital Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 26, 2020

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2019	December 31, 2018

Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,483,508,500 and $1,460,936,257, respectively)	$1,474,318,011	$1,463,800,744
Companies 5% to 25% owned (cost of $70,112,667 and $78,353,253, respectively)	75,880,291	63,193,357
Companies more than 25% owned (cost of $135,655,840 and $110,258,458, respectively)	99,308,593	70,291,689
Total investments (cost of $1,689,277,007 and $1,649,547,968, respectively)	1,649,506,895	1,597,285,790

Cash and cash equivalents	44,848,539	27,920,402
Accrued interest income:
Companies less than 5% owned	16,937,339	20,898,838
Companies 5% to 25% owned	665,165	678,057
Companies more than 25% owned	305,721	124,009
Deferred debt issuance costs	5,476,382	4,843,985
Receivable for investments sold	1,316,667	—
Prepaid expenses and other assets	3,012,488	7,784,608
Total assets	1,722,069,196	1,659,535,689

Liabilities
Debt, net of unamortized issuance costs of $7,711,684 and $6,805,196, respectively	907,802,387	805,202,192
Payable for investments purchased	13,057,446	908,759
Interest payable	10,837,121	8,747,872
Management and advisory fees payable	5,429,075	5,247,344
Incentive compensation payable	4,753,671	5,840,346
Payable to the Advisor	1,591,651	1,226,372
Accrued expenses and other liabilities	2,279,459	1,888,077
Total liabilities	945,750,810	829,060,962

Commitments and contingencies (Note 5)

Net assets	$776,318,386	$830,474,727

Composition of net assets
Common stock, $0.001 par value; 200,000,000 shares authorized, 58,766,426 and 58,774,607 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	$58,766	$58,775
Paid-in capital in excess of par	997,379,362	1,000,073,183
Distributable earnings (loss)	(221,119,742)	(169,657,231)
Net assets	$776,318,386	$830,474,727

Net assets per share	$13.21	$14.13

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$5,127,551	$5,059,515	$5,135,971	0.30%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$19,897,959	19,710,909	19,919,847	1.18%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$—	(21,632)	—	—	K/N
								24,748,792	25,055,818	1.48%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$801,784	797,527	801,784	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$942,947	937,941	942,947	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$1,066,574	1,060,912	1,066,574	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$768,185	764,107	768,185	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$817,276	812,522	817,276	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$853,632	848,667	853,632	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$1,272,196	1,264,796	1,272,196	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$581,841	578,354	581,841	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$554,715	551,390	554,715	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	—	5.25%	7.00%	9/27/2023	$2,655,121	2,623,792	2,620,870	0.15%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	—	5.00%	6.75%	6/5/2023	$21,683,485	21,440,802	21,653,129	1.28%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/27/2024	$12,500,000	12,187,500	12,250,000	0.72%	N
								43,868,310	44,183,149	2.61%
Automobiles
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$38,966,342	38,845,649	39,356,005	2.32%	N
Autoalert, LLC	First Lien Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$15,420,901	15,313,907	15,575,110	0.92%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	—	6.25% Cash+2.00% PIK	10.25%	2/1/2023	$16,183,673	15,965,712	16,345,510	0.96%	N
								70,125,268	71,276,625	4.20%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$875,631	875,023	875,106	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$35,420,561	35,395,034	35,399,308	2.09%	N
								36,270,057	36,274,414	2.14%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$15,080,645	14,733,952	15,082,153	0.89%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$6,169,355	6,059,721	6,169,972	0.36%	N
								20,793,673	21,252,125	1.25%
Chemicals
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$10,315,515	8,778,822	3,708,428	0.22%	B/C/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$1,114,120	1,114,120	1,114,120	0.07%	B/N
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$5,171,151	5,171,151	5,171,151	0.31%	B/N
								15,064,093	9,993,699	0.60%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	$—	$(13,529)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	—	(17,647)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$6,535,948	6,472,583	6,477,124	0.38%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$7,220,080	7,114,156	7,172,428	0.42%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$1,228,924	1,189,152	1,205,750	0.07%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$13,167,038	13,012,854	13,080,136	0.77%	N
								27,788,745	27,904,262	1.64%
Communications Equipment
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$1,214,371	1,214,371	1,214,371	0.07%	L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$282,820	238,768	282,820	0.02%	L/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	1,074,115	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,740,841	0.16%	C/E/G/H/N
								7,108,944	5,312,147	0.31%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$2,536,311	2,502,108	2,090,739	0.12%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (5.4% Exit Fee)	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$14,031,084	13,959,042	11,566,142	0.67%	L/N
								16,461,150	13,656,881	0.79%
Construction Materials
Brannan Sand and Gravel Company, LLC	First Lien Term Loan	LIBOR(Q)	—	5.25%	7.25%	7/3/2023	$6,682,556	6,612,301	6,652,484	0.39%	N

Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	8.24%	12/21/2021	$23,971,792	23,800,742	23,749,039	1.40%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.54%	10/23/2024	$19,346,662	18,873,298	19,031,311	1.12%	N
								42,674,040	42,780,350	2.52%
Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$5,235,973	5,235,973	5,235,978	0.31%	B/N
Edmentum, Inc.	First Lien Term Loan B	LIBOR(Q)	—	8.50%	10.43%	6/9/2021	$10,740,023	9,566,580	10,740,023	0.63%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$8,281,653	8,281,653	8,281,661	0.49%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$17,609,276	17,536,516	17,609,276	1.04%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,675,888	3,675,888	3,675,888	0.22%	B/N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$—	(30,874)	(38,827)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$22,934,229	22,203,944	22,062,728	1.30%	N
								66,469,680	67,566,727	3.99%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$40,834,419	40,834,418	40,834,419	2.41%	E/F/N/O
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	10.05%	10/1/2026	$27,105,263	26,845,399	26,788,945	1.58%	G
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.45%	4/12/2025	$38,000,000	38,000,000	37,604,800	2.22%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$18,979,469	18,625,118	18,629,867	1.10%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$824,958	810,028	809,366	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.90%	7/20/2022	$2,333,333	2,299,659	2,335,900	0.14%	N
								127,414,622	127,003,297	7.50%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Telecommunication Services
American Broadband Holding Company	First Lien Term Loan	LIBOR(M)	1.25%	7.25%	9.05%	10/25/2022	$15,395,873	$15,151,000	$15,796,166	0.93%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.94%	9/29/2025	$24,840,563	24,660,905	24,571,540	1.45%
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.05%	11/1/2025	$25,846,154	25,648,456	12,509,538	0.74%
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2023	$799,588	787,670	796,310	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2020	$525,686	519,722	522,453	0.03%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	7.94%	10/31/2020	$—	—	(16,811)	—	K/N
Telarix, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$7,443,750	7,348,457	7,349,959	0.43%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$178,571	174,365	174,071	0.01%	N
								74,290,575	61,703,226	3.64%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,207,785	0.07%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	0.00%	5/26/2020	$6,578,877	6,578,877	3,289,438	0.19%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0.00%	5/26/2020	$8,668,850	8,668,850	2,208,823	0.13%	C/F/H/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	9.88%	11.81%	7/1/2020	$1,033,398	1,024,722	942,562	0.06%	L/N
								18,046,256	7,648,608	0.45%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$497,143	490,068	497,143	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$16,237,115	16,003,295	16,237,115	0.96%	N
								16,493,363	16,734,258	0.99%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	8.50%	10.44%	12/31/2020	$4,167,831	4,147,728	3,999,033	0.24%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	11.44%	13.38%	12/31/2020	$2,276,123	2,204,998	2,226,731	0.13%	L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	2.00%	8.81%	10.81%	6/14/2022	$23,614,465	23,255,646	23,371,236	1.38%	N
								29,608,372	29,597,000	1.75%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$8,502,033	8,351,441	8,483,328	0.50%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$—	(10,223)	(1,336)	—	K/N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$264,285	261,418	262,347	0.02%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$1,239,799	1,229,504	1,234,344	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$6,432,648	6,389,679	6,404,344	0.38%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$20,250,000	19,961,722	19,942,200	1.18%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$—	(30,795)	(34,200)	—	K/N
								36,152,746	36,291,027	2.15%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	2.80% Cash+8.45% PIK	13.25%	1/26/2022	$24,564,304	$24,250,372	$22,591,790	1.33%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$5,678,264	5,678,264	5,735,615	0.34%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$13,583,579	13,524,243	13,720,773	0.81%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$—	(2,686)	—	—	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50% Cash+2.00% PIK	10.44%	3/31/2022	$2,395,992	2,373,398	2,443,913	0.14%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50% Cash+2.00% PIK	10.44%	3/31/2022	$142,889	141,895	145,747	0.01%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50%	8.44%	3/31/2022	$550,909	550,909	561,927	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50% Cash+2.00% PIK	10.44%	3/31/2022	$—	(6,733)	—	—	K/N
								46,509,662	45,199,765	2.66%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$4,537,500	4,461,178	4,479,420	0.26%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$—	(6,724)	(5,333)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/19/2025	$28,000,000	27,801,191	27,860,000	1.64%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$5,318,571	5,296,361	5,295,702	0.31%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$1,714,286	1,708,138	1,706,914	0.10%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$6,020,424	6,002,687	5,994,536	0.35%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$3,934,469	3,918,004	3,917,550	0.23%	N
								49,180,835	49,248,789	2.89%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	—	6.76%	8.56%	5/20/2025	$13,960,362	13,698,968	13,635,085	0.79%	N

Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$16,648,997	16,321,473	16,345,985	0.96%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$—	(35,084)	(32,829)	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	—	5.63% Cash+2.50% PIK	9.94%	10/1/2022	$52,127,502	51,828,896	51,270,531	3.03%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(Q)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,522,676	28,464,800	1.68%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	7.25%	9.19%	10/1/2022	$33,750,000	33,445,277	33,237,000	1.96%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR(Q)	1.37%	8.13%	10.06%	9/30/2021	$30,906,865	30,717,380	30,545,254	1.80%	H/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	9.71%	4/2/2027	$9,903,019	9,708,757	9,878,261	0.58%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	8.55%	10/1/2022	€7,500,000	7,856,974	7,952,439	0.47%	D/H/L/N
								177,366,349	177,661,441	10.48%
IT Services
Apptio, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$11,812,993	11,598,319	11,567,282	0.68%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$—	(12,904)	(16,000)	—	K/N
Donuts Inc.	First Lien Revolver	LIBOR(M)	1.00%	6.25%	8.15%	9/17/2023	$373,849	350,320	364,746	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.19%	9/17/2023	$10,910,690	10,653,623	10,814,676	0.64%	N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	9.49%	10/11/2026	$16,280,678	16,166,395	15,715,983	0.93%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$4,996,644	4,913,115	4,990,148	0.29%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$2,726,918	2,692,315	2,723,373	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$16,397,517	16,210,453	16,376,200	0.97%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$—	(14,579)	(1,827)	—	K/N
								62,557,057	62,534,581	3.69%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	7.76%	6/15/2024	$55,556	$54,693	$53,556	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$111,111	108,557	105,111	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$1,504,611	1,480,597	1,450,445	0.09%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR(M)	—	13.50%	15.20%	2/1/2021	$5,672,712	5,637,816	5,588,188	0.33%	L/N
								7,281,663	7,197,300	0.43%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$—	(10,270)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$10,557,386	10,446,491	10,628,121	0.63%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(7,100)	(5,736)	—	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(19,127)	(19,255)	—	K/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$7,131,905	7,016,707	7,042,043	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$20,884,731	20,616,273	20,621,583	1.22%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	8.80%	10/19/2026	$25,000,000	24,753,355	22,687,500	1.34%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,528,197	12,709,103	0.75%	L/N
								75,324,526	73,663,359	4.36%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(M)	—	6.50%	8.35%	12/13/2022	$4,943,976	4,909,287	4,845,097	0.29%

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.88%	4/13/2021	$1,635,903	1,635,902	1,635,903	0.10%	B/N

Pharmaceuticals
Cambrex Corporation	Second Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.70%	12/6/2027	$15,441,176	15,133,798	15,363,971	0.91%	N
P&L Development, LLC	First Lien Term Loan	LIBOR(Q)	2.00%	7.50%	9.50%	6/28/2024	$8,645,000	8,447,637	8,601,775	0.51%	G/N
								23,581,435	23,965,746	1.42%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$20,772,306	20,522,294	20,851,241	1.23%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$—	(16,489)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	9.69%	6/1/2025	$7,611,914	7,551,528	7,155,199	0.42%	G/N
Discoverorg, LLC	Second Lien Term Loan	LIBOR(M)	—	8.50%	10.19%	2/1/2027	$15,000,000	14,795,054	15,075,000	0.89%	G
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$—	(45,365)	(40,404)	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$16,927,201	16,566,086	16,617,434	0.98%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$—	(7,699)	(11,385)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$9,482,016	9,315,912	9,262,034	0.55%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	10.44%	3/5/2026	$5,820,856	5,658,368	5,588,022	0.33%	N
STG-Fairway Acquisitions, Inc.(First Advantage)	Second Lien Term Loan	LIBOR(M)	1.00%	9.25%	11.05%	6/30/2023	$31,000,000	30,701,658	31,000,000	1.83%	N
								105,041,347	105,497,141	6.23%
Real Estate Management and Development
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$2,321,694	2,289,777	2,310,086	0.14%	N
Florida East Coast Industries, LLC	First Lien Incremental Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$876,520	869,946	872,138	0.05%	N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$4,444,444	4,371,064	4,371,111	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$—	(4,371)	(4,583)	—	K/N
								7,526,416	7,548,752	0.45%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.04%	5/15/2027	$19,382,324	19,008,604	18,796,978	1.11%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$1,594,315	$1,547,623	$1,537,877	0.09%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$23,383,293	23,292,776	22,969,408	1.36%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$159,432	143,495	140,619	0.01%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$3,606,829	3,563,940	3,606,829	0.21%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$14,160,797	13,978,598	14,160,797	0.84%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	11/13/2022	$—	(14,355)	—	—	K/N
Marketlive, LLC (Kibo)	First Lien Term Loan	LIBOR(Q)	—	8.00%	9.91%	12/18/2020	$5,076,516	4,988,719	4,989,707	0.29%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	8.60%	5/3/2025	$224,401	193,557	190,964	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash+1.00% PIK	8.72%	5/3/2025	$14,362,948	14,098,242	14,084,307	0.82%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.30%	5/3/2025	$689,257	667,641	665,857	0.04%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$13,081,645	12,846,264	12,860,565	0.76%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$14,557,807	14,269,367	14,311,780	0.84%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$1,744,219	1,668,977	1,670,526	0.10%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	10.22%	8/9/2024	$14,007,952	13,649,539	13,665,177	0.81%	N
								104,894,383	104,854,413	6.18%
Specialty Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	10.54%	9/12/2022	$6,410,930	6,314,032	6,404,519	0.38%	N

Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$—	(9,446)	(3,893)	—	K/N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$11,142,879	11,057,992	11,110,565	0.66%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	5/5/2025	$2,880,000	2,854,404	2,558,405	0.15%
								13,902,950	13,665,077	0.81%
Textiles, Apparel and Luxury Goods
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.55%	9/29/2025	$11,967,243	11,888,882	11,987,228	0.71%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	9.50%	12/28/2023	$23,528,829	23,383,523	23,507,653	1.39%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	12.00%	10/12/2023	$10,793,402	10,549,564	10,793,402	0.64%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.91%	10/12/2023	$39,823,155	38,936,624	39,624,039	2.34%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	6.75%	8.75%	7/16/2025	$27,664,640	27,395,096	27,410,125	1.62%	N
								112,153,689	113,322,447	6.70%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.93%	4/17/2024	$24,826,865	24,672,974	25,571,671	1.51%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$—	—	—	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$2,857,143	2,826,874	2,857,145	0.17%	N
								27,499,848	28,428,816	1.68%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(M)	1.50%	7.00%	8.90%	8/2/2023	$26,315,789	26,067,931	26,202,632	1.55%	N

Total Debt Investments								1,564,445,871	1,535,193,938	90.60%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	6,333,559	0.38%	C/N
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,165,433	2,300,366	0.14%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,225,361	2,347,314	0.14%	E/F/N
								5,246,107	10,981,239	0.66%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Chemicals
AGY Holding Corp.	Common Stock		1,333,527	$—	$—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	—	—	B/C/E/N
				1,091,200	—	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	3,523	—	C/D/H/N

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	1,433,968	0.08%	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	1	7,084,470	0.42%	B/C/E/N
				680,227	8,518,438	0.50%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	31,682,859	1.87%	E/F/N/O
Conventional Lending TCP Holdings, LLC	Membership Units		14,269,948	14,269,948	14,269,948	0.84%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,772,812	1,772,812	2,384,330	0.14%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		18,039,482	18,039,482	18,764,975	1.11%	E/I/N
				56,281,658	67,102,112	3.96%
Diversified Telecommunication Services
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	95,280	0.01%	C/D/E/H/N

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	29,070	—	C/E/N
				10,445,018	29,070	—
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	400,000	248,555	113,280	0.01%	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,048,000	505,450	579,992	0.03%	C/E/N
				754,005	693,272	0.04%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	$511,349	$509,086	0.03%	C/E/N
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	271,044	0.02%	C/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,687,500	297,361	347,063	0.02%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	180,797	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	396,397	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	335,614	0.02%	C/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	205,018	0.01%	C/D/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,600,000	0.27%	C/E/N
				2,258,677	6,845,019	0.40%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	47,518	—	C/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	526,350	0.03%	C/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,925,847	0.41%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	391,407	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	395,290	0.02%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	64,803	—	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	7,822,490	0.45%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	2,476,881	0.15%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,167,641	0.07%	C/E/F/N
Findly Talent, LLC	Membership Units		708,229	230,938	123,939	0.01%	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	5,380,520	0.32%	C/E/N
				27,267,418	6,672,100	0.40%
Semiconductors and Semiconductor Equipment
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	667,570	0.04%	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	838,607	0.05%	C/E/N
				1,451,990	1,506,177	0.09%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	$188,770	$469,687	0.03%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	523,801	0.03%	C/E/N
				766,612	993,488	0.06%

Total Equity Securities				124,831,136	114,312,957	6.75%

Total Investments				$1,689,277,077	$1,649,506,895

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					44,848,539	2.65%
Cash and Cash Equivalents					44,848,539	2.65%

Total Cash and Investments					$1,694,355,434	100.00%	M

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

(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(N)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

(O)	36th Street Capital Partners Holdings, LLC holds common and preferred interests in a pool of equipment loans and leases made by 36th Street Capital Partners, LLC.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

During 2019, we transitioned our industry classification system for financial reporting purposes to more closely align with the system generally used by the Advisor for portfolio management purposes. As part of this transition, we are generally classifying the industries of our portfolio companies based on the primary end market served rather than the product or service directed to those end markets. The Consolidated Schedule of Investments as of December 31, 2018 reflects the industry classification system prior to this transition.

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $700,024,114 and $596,374,086, respectively, for the twelve months ended December 31, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2019 was $1,605,565,013 or 94.8% of total cash and investments of the Company. As of December 31, 2019, approximately 9.3% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	8.81%	11.56%	6/1/2020	$22,500,000	$22,288,567	$22,343,623	1.37%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR (Q)	1.37%	8.13%	10.88%	9/30/2021	$37,775,057	37,432,000	37,727,838	2.32%	H/N
								59,720,567	60,071,461	3.69%
Air Transportation
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan A	LIBOR (Q)	—	7.25%	9.81%	12/14/2021	$12,945,769	12,802,291	13,130,247	0.81%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan B	LIBOR (Q)	—	7.25%	9.81%	2/28/2022	$7,683,837	7,594,071	7,793,332	0.48%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C	LIBOR (Q)	—	7.25%	9.81%	7/31/2022	$3,205,798	3,166,674	3,296,682	0.20%	N
Mesa Airlines, Inc.	Engine Acquisition Delayed Draw Term Loan C-1	LIBOR (Q)	—	7.25%	9.81%	9/30/2022	$4,912,965	4,845,174	5,051,510	0.31%	N
Mesa Airlines, Inc.	Engine Acquisition Term loan C-3	LIBOR (Q)	—	7.25%	9.81%	2/28/2023	$1,353,738	1,332,947	1,391,236	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$1,027,521	1,018,433	1,014,163	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$1,229,633	1,218,758	1,213,648	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$1,406,638	1,394,198	1,388,352	0.09%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR (Q)	—	7.50%	10.04%	2/1/2022	$979,415	970,753	966,683	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR (Q)	—	7.50%	10.04%	5/1/2022	$1,021,301	1,012,097	1,008,024	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR (Q)	—	7.50%	10.04%	5/1/2022	$1,071,436	1,061,780	1,057,507	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR (Q)	—	7.50%	10.04%	5/1/2022	$1,648,638	1,633,781	1,627,206	0.10%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR (Q)	—	7.50%	10.04%	8/1/2022	$683,862	677,658	674,972	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR (Q)	—	7.50%	10.04%	8/1/2022	$647,598	641,723	639,179	0.04%	N
								39,370,338	40,252,741	2.47%
Amusement and Recreation
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	5.75%	8.22%	6/15/2024	$—	(15,165)	—	—	K/N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR (M)	1.00%	5.75%	8.22%	6/15/2024	$122,222	119,176	119,139	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.75%	8.22%	6/15/2024	$1,500,000	1,472,068	1,472,250	0.09%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR (M)	—	13.50%	15.85%	2/1/2021	$5,502,976	5,439,653	5,414,929	0.33%	L/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.30%	11/3/2020	$23,739,142	23,504,334	24,037,068	1.48%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.30%	11/3/2020	$856,164	848,517	856,165	0.05%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.50% Cash+2.00% PIK	11.30%	11/2/2022	$1,415,726	1,402,020	1,433,494	0.09%	N
								32,770,603	33,333,045	2.05%
Building Equipment Contractors
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	7.50%	10.02%	7/25/2021	$2,496,448	2,442,261	2,490,207	0.15%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.02%	7/25/2021	$13,807,225	13,691,491	13,772,707	0.85%	N
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	—	6.25%	9.06%	5/22/2023	$481,249	472,488	487,746	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR (Q)	—	6.25%	9.06%	5/22/2023	$16,046,661	15,753,256	16,263,291	1.00%	N
								32,359,496	33,013,951	2.03%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Business Support Services
STG-Fairway Acquisitions, Inc.(First Advantage)	Second Lien Term Loan	LIBOR (Q)	1.00%	9.25%	11.96%	6/30/2023	$31,000,000	$30,671,781	$31,000,000	1.91%	N

Chemicals
Nanosys, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR (Q)	—	9.81%	12.56%	4/1/2019	$5,773,290	5,728,080	5,799,558	0.36%	L/N

Computer Systems Design and Related Services
Fidelis Acquisitionco, LLC	First Lien Term Loan B	LIBOR (M)	—	8.00% PIK	10.44%	12/31/2022	$25,904,525	25,904,525	22,562,841	1.39%	N
Fidelis Acquisitionco, LLC	First Lien Term Loan C	LIBOR (M)	—	10.00% PIK	12.44%	12/31/2022	$25,240,108	25,240,108	21,663,585	1.33%	N
								51,144,633	44,226,426	2.72%
Construction
Brannan Sand Gravel Company, LLC	First Lien Term Loan	LIBOR (Q)	—	5.25%	8.06%	7/3/2023	$9,403,553	9,272,489	9,417,659	0.58%	N

Credit (Nondepository)
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	0.50%	6.50%	8.96%	12/21/2021	$22,432,442	22,185,057	22,498,697	1.38%	N
CFG Investments Limited (Caribbean Financial Group) (Cayman Islands)	Subordinated Class B Notes	Fixed	—	9.42%	9.42%	11/15/2026	$28,314,000	27,452,195	28,998,633	1.78%	E/G/H
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.80%	7/20/2022	$3,833,333	3,762,444	3,765,867	0.23%	N
RSB-160, LLC (Lat20)	First Lien Incremental Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.80%	7/20/2022	$—	—	10,646	—	N
								53,399,696	55,273,843	3.39%
Credit Related Activities
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	6.25%	9.06%	12/20/2021	$5,737,148	5,737,148	5,823,206	0.36%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	9.06%	12/20/2021	$14,278,605	14,188,274	14,492,784	0.89%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR (Q)	1.00%	6.25%	9.06%	12/20/2021	$—	(4,047)	—	—	K/N
Pacific Union Financial, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	9.85%	4/21/2022	$24,583,333	24,410,715	24,891,854	1.53%	N
								44,332,090	45,207,844	2.78%
Data Processing and Hosting Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.00%	7.48%	9/20/2022	$20,772,306	20,444,242	20,634,170	1.27%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	5.00%	7.48%	9/20/2022	$—	(22,511)	(10,040)	—	K/N
Datto, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.46%	12/7/2022	$27,792,848	27,330,546	27,695,573	1.70%	N
Datto, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.46%	12/7/2022	$—	(29,490)	(6,547)	—	K/N
DigiCert Holdings, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.52%	10/31/2025	$9,590,821	9,562,544	9,339,062	0.57%	G
Domo, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR (Q)	—	5.50% Cash+2.50% PIK	10.50%	6/1/2021	$50,827,704	50,270,460	50,601,521	3.11%	L/N
Donuts Inc.	First Lien Revolver	LIBOR (Q)	1.00%	6.25%	9.05%	9/17/2023	$373,849	344,520	363,194	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.25%	9.05%	9/17/2023	$10,965,517	10,652,302	10,653,000	0.66%	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR (M)	1.00%	7.00%	9.39%	5/1/2022	$11,384,532	11,264,016	11,430,070	0.70%	N
Pulse Secure, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	7.00%	9.39%	5/1/2022	$—	(13,473)	—	—	K/N
SnapLogic, Inc.	First Lien Term Loan	LIBOR (Q)	—	7.81% Cash+2.00% PIK	12.56%	3/1/2022	$31,313,470	30,684,121	31,313,470	1.93%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.77%	5/5/2025	$4,275,000	4,234,570	4,058,578	0.25%
Web.com Group Inc.	Second Lien Term Loan	LIBOR (Q)	—	7.75%	10.17%	10/11/2026	$23,493,200	23,320,082	23,317,001	1.43%	J/N
								188,041,929	189,389,052	11.64%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Software
Acronis International GmbH (Switzerland)	First Lien Term Loan	LIBOR (Q)	1.00%	11.50%Cash+2.00% PIK	16.31%	7/16/2020	$15,196,285	$15,200,725	$15,196,285	0.94%	H/N
ArcServe (USA), LLC	Second Lien Term Loan	LIBOR (Q)	0.50%	8.50% Cash+1.25% PIK	12.55%	1/31/2020	$31,075,558	30,932,264	30,997,869	1.91%	N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.19%	12/31/2020	$37,886,155	37,654,959	38,113,472	2.35%	N
Autoalert, LLC	First Lien Term Loan	LIBOR (Q)	0.25%	5.75% Cash+3.00% PIK	11.19%	12/31/2020	$14,993,418	14,790,062	15,083,378	0.93%	N
Bond International Software, Inc. (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	10.00%	12.40%	11/4/2021	$26,358,696	25,955,777	25,122,473	1.55%	H/N
Certify, Inc.	First Lien FILO Term Loan	LIBOR (M)	1.00%	6.25%	8.77%	1/30/2022	$15,863,835	15,632,297	15,625,877	0.96%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR (Q)	—	6.25% Cash+2.00% PIK	11.06%	2/1/2023	$16,016,055	15,742,618	16,118,558	0.99%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.80%	9/19/2025	$24,840,563	24,634,138	24,343,752	1.50%	N
Fishbowl, Inc.	First Lien Term Loan	LIBOR (Q)	—	4.80% Cash+8.45% PIK	16.06%	1/26/2022	$21,976,505	21,542,497	20,751,314	1.28%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	6.50%	9.02%	9/12/2024	$7,851,765	7,699,495	7,698,655	0.47%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	6.50%	9.02%	9/12/2024	$—	(9,323)	(9,569)	—	K/N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.61%	11/13/2022	$14,160,797	13,927,609	13,990,868	0.86%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR (Q)	1.00%	8.00%	10.61%	11/13/2022	$—	(18,815)	(14,569)	—	K/N
Lithium Technologies, LLC	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$20,884,731	20,520,511	20,529,691	1.26%	N
Lithium Technologies, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$—	(25,897)	(25,978)	—	K/N
Lithium Technologies, LLC	First Lien Incremental Term Loan	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$7,131,905	6,977,108	7,010,663	0.43%	N
Lithium Technologies, LLC	Sr Secured Revolver	LIBOR (M)	1.00%	8.00%	10.39%	10/3/2022	$—	(9,610)	(7,739)	—	K/N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR (M)	—	6.25%	8.69%	12/5/2023	$4,444,444	4,356,066	4,355,556	0.27%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.69%	12/5/2023	$—	(5,473)	(5,556)	—	K/N
Team Software, Inc.	First Lien Revolver	LIBOR (Q)	—	5.50%	8.31%	9/17/2023	$—	(49,632)	(49,508)	—	K/N
Team Software, Inc.	First Lien Term Loan	LIBOR (Q)	—	5.50%	8.31%	9/17/2023	$13,167,038	12,979,534	12,981,383	0.80%	N
Telarix, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.00%	8.47%	11/19/2023	$7,500,000	7,388,692	7,387,500	0.45%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR (M)	1.00%	6.00%	8.47%	11/19/2023	$—	(5,231)	(5,357)	—	K/N
Tradeshift Holdings, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR (Q)	—	8.88%	11.63%	9/1/2020	$19,117,528	18,692,528	19,569,008	1.20%	L/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	9.88%	12.63%	6/1/2019	$1,973,398	1,955,853	1,888,937	0.12%	L/N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	7.25%	9.78%	7/31/2022	$2,726,918	2,680,492	2,726,918	0.17%	N
Xactly Corporation	First Lien Term Loan	LIBOR (Q)	1.00%	7.25%	9.78%	7/31/2022	$16,397,517	16,146,078	16,397,517	1.01%	N
Xactly Corporation	Sr Secured Revolver	LIBOR (Q)	1.00%	7.25%	9.78%	7/31/2022	$—	(20,188)	—	—	K/N
								315,265,134	315,771,398	19.45%
Educational Support Services
Edmentum, Inc.	First Lien Term Loan B	LIBOR (Q)	—	8.50%	11.03%	6/9/2021	$6,187,476	5,276,592	6,187,478	0.38%	B/N
Edmentum, Inc.	Junior Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$1,153,071	1,153,071	1,153,076	0.07%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$7,719,061	7,719,061	7,719,069	0.47%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50%	8.50%	6/9/2020	$3,375,453	3,375,453	3,375,453	0.21%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00%	10.00%	6/9/2020	$15,931,540	15,700,810	11,152,078	0.69%	B/N
								33,224,987	29,587,154	1.82%
Electronic Component Manufacturing
Adesto Technologies Corporation	First Lien Term Loan	LIBOR (Q)	1.00%	8.75%	11.56%	5/8/2022	$17,816,424	16,762,198	16,979,052	1.04%	N
Soraa, Inc.	Tranche A Term Loan (4.33% Exit Fee)	LIBOR (Q)	0.44%	9.33%	12.15%	12/31/2019	$5,425,530	5,345,178	5,042,759	0.31%	L/N
								22,107,376	22,021,811	1.35%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$27,839,419	$27,839,419	$27,839,419	1.71%	E/F/N/O

Financial Investment Activities
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR (M)	—	8.25%	10.77%	10/1/2026	$27,105,263	26,835,011	26,969,737	1.66%	N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR (M)	—	9.50%	11.80%	4/12/2025	$38,000,000	38,000,000	36,540,800	2.25%	H/I/N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	8.25%	10.77%	1/31/2026	$—	(123,019)	(135,726)	(0.01)%	K/N
HighTower Holding, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.64%	1/31/2026	$15,080,645	14,696,998	14,748,871	0.91%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.55%	10/16/2025	$4,333,333	4,314,098	4,268,333	0.26%	N
								83,723,088	82,392,015	5.07%
Health Care
Pacific Coast Holdings Investment, LLC (KPC Healthcare)	First Lien Term Loan	LIBOR (M)	1.00%	7.50%	10.02%	2/14/2021	$29,288,064	29,037,391	29,727,385	1.83%	N

Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR (M)	—	6.25%	8.77%	10/31/2024	$4,583,333	4,493,433	4,491,667	0.28%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR (M)	—	6.25%	8.77%	10/31/2024	$—	(8,102)	(8,333)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	7.25%	9.76%	12/19/2025	$16,417,578	16,312,313	16,253,402	1.00%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR (M)	1.00%	5.50%	8.02%	1/24/2021	$5,610,000	5,569,506	5,565,120	0.34%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR (M)	1.00%	5.50%	8.02%	1/24/2021	$600,000	588,544	586,286	0.04%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	5.50%	8.02%	1/24/2021	$4,178,571	4,148,342	4,145,143	0.26%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.57%	8/15/2020	$20,151,515	20,017,875	20,092,068	1.24%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.96%	10.57%	8/15/2020	$4,371,000	4,329,254	4,358,106	0.27%	N
US Apple Holdco, LLC (Ventiv Technology)	First Lien Incremental Tranche B FILO Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	8/15/2020	$12,000,000	11,941,059	11,964,600	0.74%	N
								67,392,224	67,448,059	4.17%
Lessors of Nonfinancial Licenses
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR (M)	1.00%	7.75%	10.27%	9/29/2025	$15,000,000	14,897,544	14,775,000	0.91%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR (Q)	1.00%	7.75%	10.31%	12/28/2023	$24,445,537	24,261,768	24,449,204	1.50%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	Prime	—	7.25%	12.75%	10/12/2023	$10,793,402	10,503,078	10,496,583	0.65%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	Prime	—	7.00%	12.25%	10/12/2023	$41,374,706	40,270,155	40,236,902	2.48%	N
								89,932,545	89,957,689	5.54%
Management, Scientific, and Technical Consulting Services
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	5/1/2020	$939,723	937,704	938,078	0.06%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.00%	9.81%	5/1/2020	$38,013,149	37,925,182	37,946,626	2.33%	N
								38,862,886	38,884,704	2.39%
Metal Manufacturing
Neenah Foundry Company	First Lien Term Loan B	LIBOR (Q)	—	6.50%	9.12%	12/13/2022	$5,218,642	5,173,487	5,166,455	0.32%	N

Motion Picture and Video Industries
NEG Holdings, LLC (CORE Entertainment, Inc.)	First Lien Term Loan	LIBOR (Q)	1.00%	8.00% PIK	10.80%	10/17/2022	$1,574,099	1,574,099	1,574,099	0.10%	B/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Other Information Services
Discoverorg, LLC	Second Lien Incremental Term Loan	LIBOR (Q)	1.00%	8.50%	11.03%	2/26/2024	$3,419,277	$3,404,541	$3,435,005	0.21%	N
Discoverorg, LLC	Second Lien Term Loan	LIBOR (Q)	1.00%	8.50%	11.03%	2/26/2024	$12,839,252	12,738,498	12,898,312	0.79%	N
								16,143,039	16,333,317	1.00%
Other Manufacturing
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$4,869,577	4,869,577	4,869,577	0.30%	B/N
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$9,777,740	8,096,057	9,777,740	0.60%	B/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	5/18/2020	$1,049,146	1,049,146	1,049,147	0.06%	B/N
								14,014,780	15,696,464	0.96%
Other Real Estate Activities
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR (M)	1.00%	8.00%	10.51%	4/17/2024	$25,076,693	24,873,125	25,828,994	1.59%	N

Other Telecommunications
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.77%	11/1/2025	$25,846,154	25,636,438	25,006,154	1.54%

Pharmaceuticals
P&L Development, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	8.00%	10.40%	5/18/2022	$489,643	489,643	460,460	0.03%	N

Plastics Manufacturing
Iracore International, Inc.	First Lien Term Loan	LIBOR (Q)	1.00%	9.00%	11.63%	4/13/2021	$1,900,733	1,900,733	1,900,733	0.12%	B/N

Publishing
Bisnow, LLC	First Lien Revolver	LIBOR (Q)	—	7.50%	9.94%	9/21/2022	$—	(14,023)	(1,800)	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR (Q)	—	7.50%	9.94%	9/21/2022	$11,412,284	11,255,232	11,395,166	0.70%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR (Q)	1.00%	7.50%	10.30%	6/26/2022	$6,783,498	6,717,412	6,825,895	0.42%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR (Q)	1.00%	7.50%	10.30%	6/26/2022	$—	(3,994)	—	—	K/N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR (Q)	1.00%	7.50%	10.30%	6/26/2022	$1,307,421	1,291,842	1,315,592	0.08%	N
								19,246,469	19,534,853	1.20%
Radio and Television Broadcasting
NEP II, Inc.	Second Lien Term Loan	LIBOR (M)	—	7.00%	9.52%	10/19/2026	$18,769,990	18,676,292	17,737,641	1.09%	G/N

Real Estate Leasing
Daymark Financial Acceptance, LLC	First Lien Delayed Draw Term Loan	LIBOR (M)	—	9.50%	11.85%	1/12/2020	$14,000,000	13,945,511	13,878,900	0.85%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR (M)	1.00%	6.25%	8.77%	10/13/2022	$—	—	19,286	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR (M)	1.00%	6.25%	8.77%	10/13/2022	$2,857,143	2,817,711	2,840,000	0.17%	N
								16,763,222	16,738,186	1.02%
Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR (M)	1.00%	8.84%	11.18%	9/12/2022	$7,525,874	7,376,741	7,531,142	0.46%	N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,524,339	1,491,697	1,152,172	0.07%	E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00%	9.00%	10/1/2022	$3,889,686	3,808,971	2,940,019	0.18%	E/G/H/N
								5,300,668	4,092,191	0.25%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Scientific Research and Development Services
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (Q)	—	5.75%	8.55%	4/29/2020	$1,857,267	$1,747,856	$1,792,262	0.11%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	Second Lien Term Loan	LIBOR (Q)	—	7.75%	10.55%	4/29/2020	$4,189,589	2,787,441	3,906,792	0.24%	H/N
Envigo Holdings, Inc. (BPA Laboratories, Inc.) (United Kingdom)	First Lien Term Loan	LIBOR (M)	1.00%	8.50%	10.93%	11/3/2021	$34,494,622	34,071,469	32,769,891	2.02%	G/H/N
								38,606,766	38,468,945	2.37%
Support Activities for Rail Transportation
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR (M)	—	6.50%	8.93%	12/13/2021	$3,214,286	3,150,403	3,182,143	0.20%	N

Traveler Arrangement
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR (Q)	1.00%	7.75%	10.55%	6/1/2025	$7,611,914	7,544,882	7,516,765	0.46%	G/N

Utility System Construction
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,773,807	0.11%	F/H/N
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR (Q)	—	8.50%	11.25%	8/1/2020	$5,434,622	5,387,085	5,355,005	0.33%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR (Q)	—	11.44%	14.19%	8/1/2020	$2,951,368	2,798,858	2,958,156	0.18%	L/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$14,155,971	14,155,971	11,682,923	0.72%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	5/26/2020	$8,668,850	8,668,850	2,922,269	0.18%	C/F/H/N
								32,784,571	24,692,160	1.52%
Wholesalers
FreePoint Commodities, LLC	Second Lien Term Loan	LIBOR (M)	1.00%	8.25%	10.71%	6/13/2023	$15,000,000	14,855,083	14,875,500	0.92%	N

Wired Telecommunications Carriers
American Broadband Holding Company	First Lien Term Loan	LIBOR (Q)	1.25%	7.75%	10.55%	10/25/2022	$17,500,308	17,152,164	17,363,805	1.07%	N
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR (Q)	1.00%	6.00%	8.80%	5/15/2023	$807,706	789,592	794,042	0.05%	N
								17,941,756	18,157,847	1.12%

Total Debt Investments								1,526,248,949	1,515,109,263	93.22%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Advertising, Public Relations and Marketing
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,125,000	$185,450	$130,725	0.01%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	340,200	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	558,388	0.03%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	164,095	0.01%	C/E/H/N
				767,709	1,193,408	0.07%
Air Transportation
Aircraft Leased to United Airlines, Inc.
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests		683	2,527,274	2,826,708	0.17%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests		688	2,608,991	2,896,083	0.18%	E/F/N
Epic Aero, Inc (One Sky)	Common Stock		1,842	855,313	5,030,670	0.31%	C/N
				5,991,578	10,753,461	0.66%
Business Support Services
Findly Talent, LLC	Membership Units		708,229	230,938	33,995	—	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	2,708,384	0.17%	C/E/N
				556,370	2,742,379	0.17%
Chemicals
Green Biologics, Inc.	Common Stock		34,761,145	18,522,593	3,670,777	0.23	B/C/E/H/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	814,640	0.05	C/E/N
				19,127,859	4,485,417	0.28%
Computer Systems Design and Related Services
Fidelis Topco LP	Warrants to Purchase Series A Preferred Units	7/20/2028	21,888,917	—	663,234	0.04	C/E/N
Fidelis Topco LP	Warrants to Purchase Series B Preferred Units	7/20/2028	24,972,917	—	756,679	0.05	C/E/N
				—	1,419,913	0.09%
Data Processing and Hosting Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,418,746	0.09	C/E/F/N
Domo, Inc.	Warrants to Purchase Common Stock	12/30/2027	33,993	264,624	296,840	0.02	C/E/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	2,510,070	0.15	C/E/N
				27,353,394	4,225,656	0.26%
Diversified Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	456,745	0.03	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	647,316	0.04	C/E/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	9,936	—	C/E/N
				982,949	1,113,997	0.07%
Educational Support Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	—	—	—	B/C/E/N
				680,226	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Electronic Component Manufacturing
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	$846,724	$76,356	—	C/E/N
Soraa, Inc.	Warrants to Purchase Common Stock	8/29/2024	3,071,860	478,899	207,658	0.01%	C/E/N
				1,325,623	284,014	0.01%
Equipment Leasing
36th Street Capital Partners Holdings, LLC	Membership Units		15,744,416	15,744,416	18,931,734	1.16%	E/F/N/O

Financial Investment Activities
GACP I, LP (Great American Capital)	Membership Units		5,919,194	5,919,194	6,590,430	0.41%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		16,861,296	16,861,296	17,308,120	1.06%	E/I/N
				22,780,490	23,898,550	1.47%
Metal and Mineral Mining
EPMC HoldCo, LLC	Membership Units		1,312,720	—	26,254	—	B/C/E/N

Motion Picture and Video Industries
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,543,086	0.40%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	364,299	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	367,914	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Litigation Trust Units		407	—	1,118,110	0.07%	B/C/N
				3,166,925	8,393,409	0.51%
Other Information Services
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,148	—	C/E/H/N

Other Manufacturing
AGY Holding Corp.	Common Stock		1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	969,224	0.06%	B/C/E/N
				1,091,200	969,224	0.06%
Plastics Manufacturing
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	1,375,243	0.08%	B/C/E/N

Radio and Television Broadcasting
Fuse Media, LLC	Warrants to Purchase Common Stock	8/3/2022	233,470	300,322	—	—	C/E/N

Retail
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N

Satellite Telecommunications
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	847,398	0.05%	C/D/H

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Scientific Research and Development Services
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series A Warrants to Purchase Common Stock	4/29/2020	10,287	$—	$—	—	C/E/H/N
Lions Holdings, Inc. (Envigo) (United Kingdom)	Series B Warrants to Purchase Common Stock	4/29/2020	16,494	—	—	—	C/E/H/N
				—	—	—
Utility System Construction
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
GlassPoint Solar, Inc.	Warrants to Purchase Series D Preferred Stock	2/7/2027	448,000	76,950	50,714	—	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series C-1 Preferred Stock	2/7/2027	400,000	248,555	221,320	0.01%	C/E/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
				10,554,187	272,034	0.01%

Wired Telecommunications Carriers
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	1,199,288	0.07%	C/D/E/H/N

Total Equity Securities				123,299,019	82,176,527	5.06%

Total Investments				$1,649,547,968	$1,597,285,790

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					27,920,402	1.72%
Cash and Cash Equivalents					27,920,402	1.72%

Total Cash and Investments					$1,625,206,192	100.00%	M
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

(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2018

(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

(M)	All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.

(N)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

(O)	36th Street Capital Partners Holdings, LLC holds common and preferred interests in a pool of equipment loans and leases made by 36th Street Capital Partners, LLC.

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

BlackRock TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2019		2018		2017
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$170,292,622		$168,673,628		$155,374,375
Companies 5% to 25% owned	2,750,461		2,713,602		2,117,440
Companies more than 25% owned	5,034,138		3,645,312		4,669,571
PIK interest income:
Companies less than 5% owned	10,108,553		9,128,512		5,290,187
Companies 5% to 25% owned	3,398,235		4,337,080		4,900,886
Companies more than 25% owned	—		649,680		1,174,886
Dividend income:
Companies less than 5% owned	—		—		16,627
Companies more than 25% owned	2,392,274		750,714		237,398
Lease income:
Companies more than 25% owned	297,827		297,827		294,366
Other income:
Companies less than 5% owned	891,805		5,473		1,767,821
Companies 5% to 25% owned	—		297,356		125,943
Total investment income	195,165,915		190,499,184		175,969,500

Operating expenses
Interest and other debt expenses	46,398,795		40,468,761		33,091,143
Management and advisory fees	24,860,910		24,179,376		21,560,868
Incentive fee	20,307,759		23,346,164		N/A	*
Administrative expenses	2,338,624		2,393,582		2,327,870
Legal fees, professional fees and due diligence expenses	1,756,480		2,307,196		1,485,182
Director fees	781,933		794,278		571,685
Insurance expense	591,728		468,184		436,965
Custody fees	410,852		377,611		335,841
Other operating expenses	2,860,741		2,686,677		2,721,946
Total operating expenses	100,307,822		97,021,829		62,531,500

Net investment income before taxes	94,858,093		93,477,355		113,438,000
Excise tax expense	—		92,700		36,380
Net investment income	94,858,093		93,384,655		113,401,620

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(56,955,163)		856,650		(13,450,535)
Investments in companies 5% to 25% owned	(19,671,886)		(29,704,298)		(7,113,339)
Investments in companies more than 25% owned	—		—		(103,398)
Net realized loss	(76,627,049)		(28,847,648)		(20,667,272)

Change in net unrealized appreciation/depreciation	12,349,745		(19,061,125)		(2,123,011)
Net realized and unrealized loss	(64,277,304)		(47,908,773)		(22,790,283)

Net increase in net assets from operations	$30,580,789		$45,475,882		$90,611,337

Distributions of incentive allocation to general partner from:
Net investment income	N/A	*	N/A	*	$(22,680,323)

Net increase in net assets resulting from operations	$30,580,789		$45,475,882		$67,931,014

Basic and diluted earnings per common share	$0.52		$0.77		$1.19

Basic and diluted weighted average common shares outstanding	58,766,362		58,815,216		57,000,658
*Effective January 1, 2018, incentive compensation was converted from a partnership profit allocation and distribution to a fee.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount

Balance at December 31, 2016	53,041,900	$53,042	$944,426,650	$(153,543,701)	$790,935,991

Issuance of common stock in public offering, net	5,750,000	5,750	93,591,750	—	93,597,500
Issuance of common stock from at-the-market offerings, net	54,713	55	863,343	—	863,398
Issuance of common stock from dividend reinvestment plan	643	—	10,585	—	10,585
Net investment income	—	—	—	113,401,620	113,401,620
Net realized and unrealized loss	—	—	—	(22,790,283)	(22,790,283)
General partner incentive allocation	—	—	—	(22,680,323)	(22,680,323)
Regular dividends paid to common shareholders	—	—	—	(82,610,362)	(82,610,362)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(36,380)	36,380	—
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$(168,186,669)	$870,728,126

Issuance of common stock from dividend reinvestment plan	767	—	10,693	—	10,693
Repurchase of common stock	(73,416)	(72)	(1,046,403)	—	(1,046,475)
Net investment income	—	—	—	93,384,655	93,384,655
Net realized and unrealized loss	—	—	—	(47,908,773)	(47,908,773)
Regular dividends paid to common shareholders	—	—	—	(84,693,499)	(84,693,499)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(37,747,055)	37,747,055	—
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727

Issuance of common stock from dividend reinvestment plan	819	—	11,453	—	11,453
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	94,858,093	94,858,093
Net realized and unrealized loss	—	—	—	(64,277,304)	(64,277,304)
Regular dividends paid to common shareholders	—	—	—	(84,622,904)	(84,622,904)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(2,579,604)	2,579,604	—
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net increase in net assets applicable to common shareholders resulting from operations	$30,580,789	$45,475,882	$67,931,014
Adjustments to reconcile net increase in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	76,627,049	28,847,648	20,667,272
Change in net unrealized appreciation/depreciation of investments	(12,492,073)	19,034,390	2,131,838
Net amortization of investment discounts and premiums	(12,706,060)	(10,032,111)	(15,082,529)
Amortization of original issue discount on convertible debt	1,355,080	1,183,036	1,044,816
Interest and dividend income paid in kind	(13,785,524)	(14,115,272)	(11,365,959)
Amortization of deferred debt issuance costs	3,640,812	3,856,735	3,646,299
Changes in assets and liabilities:
Purchases of investment securities	(686,238,590)	(619,887,200)	(854,061,998)
Proceeds from sales, maturities and pay downs of investments	596,374,086	512,795,715	655,674,364
Decrease (increase) in accrued interest income - companies less than 5% owned	3,961,499	(2,365,743)	(2,742,146)
Decrease in accrued interest income - companies 5% to 25% owned	12,892	139,927	135,577
Decrease (increase) in accrued interest income - companies more than 25% owned	(181,712)	(107,150)	8,749
Decrease (increase) in receivable for investments sold	(1,316,667)	431,483	(431,483)
Decrease (increase) in prepaid expenses and other assets	4,772,120	(2,596,439)	(3,660,424)
Increase (decrease) in payable for investments purchased	12,148,687	(15,565,873)	4,125,707
Increase (decrease) in incentive compensation payable	(1,086,675)	(142,789)	1,266,301
Increase in interest payable	2,089,249	976,335	2,757,824
Increase in payable to the Advisor	365,279	425,669	474,913
Increase in management and advisory fees payable	181,731	5,247,344	—
Increase (decrease) in accrued expenses and other liabilities	391,382	27,868	(738,137)
Net cash provided by (used in) operating activities	4,693,354	(46,370,545)	(128,218,002)

Financing activities
Borrowings	724,497,620	476,953,697	563,000,000
Repayments of debt	(712,000,000)	(399,953,697)	(584,500,000)
Payments of debt issuance costs	(5,178,707)	(3,605,009)	(3,471,000)
Dividends paid to common shareholders	(84,622,904)	(84,693,499)	(82,610,362)
Repurchase of common shares	(125,679)	(1,046,475)	—
Repayment of convertible debt	(108,000,000)	—	—
Proceeds from issuance of debt	197,653,000	—	174,373,250
Proceeds from shares issued in connection with dividend reinvestment plan	11,453	10,693	10,585
Proceeds from common shares sold, net of underwriting and offering costs	—	—	94,460,898
Net cash provided by (used in) financing activities	12,234,783	(12,334,290)	161,263,371

Net increase (decrease) in cash and cash equivalents (including restricted cash)	16,928,137	(58,704,835)	33,045,369
Cash and cash equivalents (including restricted cash) at beginning of year	27,920,402	86,625,237	53,579,868
Cash and cash equivalents (including restricted cash) at end of year	$44,848,539	$27,920,402	$86,625,237

Supplemental cash flow information
Interest payments	$38,216,149	$33,454,234	$24,067,375
Excise tax payments	$—	$86,106	$528,603

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2019

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

December 31, 2019

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

Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Such information may include observed multiples of earnings and/or revenues at which transactions in securities of comparable companies occur, with appropriate adjustments for differences in company size, operations or other factors affecting comparability.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

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

At December 31, 2019, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	136,739,236	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,312,492,099	85,962,603	111,994,829
3	Advisor valuations with significant unobservable inputs	—	—	2,318,128
Total		$1,449,231,335	$85,962,603	$114,312,957
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2019 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,147,288,529	Income approach	Discount rate	6.7% - 46.3% (9.9%)
	96,585,498	Market quotations	Indicative bid/ask quotes	1 (1)
	24,268,604	Market comparable companies	Revenue multiples	3.6x - 4.4x (3.6x)
	44,349,468	Market comparable companies	EBITDA multiples	6.5x - 14.3x (10.8x)
Other Corporate Debt	37,604,800	Income approach	Discount rate	12.3% (12.3%)
	40,834,419	Market comparable companies	Book value multiples	1.3x (1.3x)
	3,814,956	Market comparable companies	Revenue multiples	4.4x (4.4x)
	3,708,428	Market comparable companies	EBITDA multiples	8.0x (8.0x)
Equity	4,647,680	Income approach	Discount rate	3.6% - 3.7% (3.7%)
	14,412,746	Market quotations	Indicative bid/ask quotes	1 (1)
	18,048,138	Option Pricing Model	EBITDA/Revenue multiples	1.2x - 27.2x (8.3x)
			Implied volatility	30.0% - 200.0% (27.4%)
			Yield	0.0% (0.0%)
			Term	0.5 years - 3.5 years (1.4 years)
	2,012,088	Market comparable companies	Revenue multiples	0.3x - 4.4x (2.0x)
	22,360,141	Market comparable companies	EBITDA multiples	2.5x - 14.3x (9.1x)
	31,682,859	Market comparable companies	Book value multiples	1.3x (1.3x)
	21,149,305	Other *	N/A	N/A
$1,512,767,659
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2019 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,369,456,684	$78,250,150	$79,804,988
Net realized and unrealized gains (losses)	(53,280,257)	(7,866,887)	19,690,320
Acquisitions *	630,057,206	14,851,582	32,966,579
Dispositions	(521,431,948)	(28,270,875)	(15,422,094)
Transfers into Level 3 †	—	28,998,633	847,399
Transfers out of Level 3 ‡	(112,309,586)	—	—
Reclassifications within Level 3 §	—	—	(5,892,363)
Ending balance	$1,312,492,099	$85,962,603	$111,994,829

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(375,382)	$(6,320,449)	$21,418,900
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that was transferred from Level 2 and one investment that was transferred from Level 1 due to reduced trading volumes

‡	Comprised of seven investments that were transferred to Level 2 due to increased observable market activity

§	Comprised of four investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,524,143
Net realized and unrealized gains (losses)	—	—	(9,058,215)
Acquisitions	—	—	4,007,684
Dispositions	—	—	(47,847)
Reclassifications within Level 3 *	—	—	5,892,363
Ending balance	$—	$—	$2,318,128

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(3,402,422)
______________

*	Comprised of four investments that were reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2018 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,239,746,177	$78,011,815	$66,977,237
Net realized and unrealized gains (losses)	(26,389,966)	3,234,238	(19,627,175)
Acquisitions *	558,522,290	28,644,658	47,881,799
Dispositions	(443,234,322)	(4,110,009)	(15,426,873)
Transfers into Level 3 †	77,674,578	—	—
Transfers out of Level 3 †	(36,862,073)	(27,530,552)	—
Ending balance	$1,369,456,684	$78,250,150	$79,804,988

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(8,925,090)	$1,142,452	$(18,732,987)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of seven investments that were transferred from Level 2 due to reduced trading volumes

‡	Comprised of five investments that were transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$116,662	$—	$1,730,941
Net realized and unrealized gains (losses)	(623)	—	(9,890)
Acquisitions *	623	—	—
Dispositions	(116,662)	—	(196,908)
Ending balance	$—	$—	$1,524,143

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(206,798)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at December 31, 2019 or December 31, 2018.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.1% of total investments at December 31, 2019 and December 31, 2018, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2019 and December 31, 2018 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

December 31, 2019

2. Summary of Significant Accounting Policies — (continued)

terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations.

During the year ended December 31, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

During the year ended December 31, 2018, the Company exited a cross currency basis swap with a notional amount of $7.2 million. Gains and losses from derivatives during the year ended December 31, 2018 were included in net realized and unrealized loss on investments in the Consolidated Statements of Operations as follows:

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

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

2. Summary of Significant Accounting Policies — (continued)

is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, the Operating Company, TCPC Funding and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

US GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2019 the following permanent differences, attributable to timing and recognition of partnership income, were reclassified to the following accounts:

December 31, 2019
Paid-in capital	$(2,579,604)
Accumulated earnings	2,579,604
The tax character of distributions paid was as follows:

	December 31, 2019	December 31, 2018
Ordinary income	$82,136,286	$84,693,499
Tax return of capital	2,486,618	—
	84,622,904	84,693,499
The tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019	December 31, 2018
Undistributed ordinary income	$—	$1,496,914
Non-expiring capital loss carryforwards	(177,144,745)	(127,718,766)
Net unrealized gains (losses) *	(43,974,997)	(43,435,379)
Total accumulated earnings (losses)	$(221,119,742)	$(169,657,231)

*
The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of gains and losses on certain investment transactions and will reverse in subsequent periods.

The Company’s capital loss carryforwards at December 31, 2019 may be used to offset capital gains in succeeding taxable years and will carry forward indefinitely until used.
As of December 31, 2019, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2019
Tax basis of investments	$1,692,429,288

Unrealized appreciation	$54,380,159
Unrealized depreciation	(97,302,552)
Net unrealized depreciation	$(42,922,393)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

2. Summary of Significant Accounting Policies — (continued)

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2019 and December 31, 2018, no such reserve was accrued.

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

4. Leverage

Leverage is comprised of convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), unsecured notes due August 2024 issued by the Company (the “2024 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

4. Leverage — (continued)

Facility”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

Total leverage outstanding and available at December 31, 2019 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023	L+2.00%	†	$108,497,620	$161,502,380	$270,000,000
TCPC Funding Facility	2023	L+2.00%	‡	158,000,000	142,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,584,313	—	138,584,313
2022 Notes ($175 million par)	2022	4.125%		174,649,566	—	174,649,566
2024 Notes ($200 million par)	2024	3.900%		197,782,572	—	197,782,572
Total leverage				915,514,071	$315,502,380	$1,231,016,451
Unamortized issuance costs				(7,711,684)
Debt, net of unamortized issuance costs				$907,802,387
______________

*	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2019, $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

Total leverage outstanding and available at December 31, 2018 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2022	L+2.25%	†	$82,000,000	$88,000,000	$170,000,000
TCPC Funding Facility	2022	L+2.00%	‡	212,000,000	88,000,000	300,000,000
SBA Debentures	2024−2028	2.77%	§	98,000,000	52,000,000	150,000,000
2019 Convertible Notes ($108 million par)	2019	5.25%		107,501,207	—	107,501,207
2022 Convertible Notes ($140 million par)	2022	4.625%		137,980,185	—	137,980,185
2022 Notes ($175 million par)	2022	4.125%		174,525,996	—	174,525,996
Total leverage				812,007,388	$228,000,000	$1,040,007,388
Unamortized issuance costs				(6,805,196)
Debt, net of unamortized issuance costs				$805,202,192
______________

*	Except for the convertible notes and 2022 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2018, $3.0 million of the outstanding amount were short-term borrowings bearing interest at a rate of Prime plus 2.25%.

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

The combined weighted-average interest rates on total leverage outstanding at December 31, 2019 and December 31, 2018 were 3.84% and 4.34%, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

4. Leverage — (continued)

Total expenses related to debt included the following:

	Year Ended December 31,
	2019	2018		2017
Interest expense	$41,660,478	$35,613,605		$27,870,015
Amortization of deferred debt issuance costs	3,640,812	3,856,735	*	3,646,299
Commitment fees	1,097,505	998,421		1,574,829
Total	$46,398,795	$40,468,761		$33,091,143
______________

*	Includes approximately $0.3 million of amortized debt costs related to the early termination of the SVCP 2018 Facility.

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $144.0 million, $181.6 million and $205.0 million, respectively. As of December 31, 2018, the estimated fair values of the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2019 Convertible Notes, the 2022 Convertible Notes and the 2022 Notes had estimated fair values of $108.6 million, $137.5 million and $169.5 million, respectively. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the convertible notes, 2022 Notes and 2024 Notes were determined using market quotations. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes, the 2024 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes that matured on December 15, 2019. The 2019 Convertible Notes were general unsecured obligations of the Company, and ranked structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures. The Company did not have the right to redeem the 2019 Convertible Notes prior to maturity. The 2019 Convertible Notes bore interest at an annual rate of 5.25%, paid semi-annually. In certain circumstances, the 2019 Convertible Notes could have been converted into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 50.9100 shares of common stock per one thousand dollar principal amount, which is equivalent to an initial conversion price of approximately $19.64 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 12.5% above the $17.46 per share closing price of the Company’s common stock on June 11, 2014. Prior to its maturity on December 15, 2019, the principal amount of the 2019 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares were added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

Prior to the close of business on the business day immediately preceding June 15, 2019, holders were permitted to convert their 2019 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the 2019 Convertible Notes. On or after June 15, 2019 until the close of business on the scheduled trading day immediately preceding December 15, 2019, holders may have converted their 2019 Convertible Notes at any time. Upon conversion, the Company would pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the indenture. No notes were converted prior to the notes maturing on December 15, 2019.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

4. Leverage — (continued)

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At December 31, 2019, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The 2019 Convertible Notes and 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any of the 2022 Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. The Company has determined that the embedded conversion options in the 2019 Convertible Notes and 2022 Convertible Notes were not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2019 Convertible Notes were approximately 97.7% and 2.3%, respectively. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively.

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of December 31, 2019 and December 31, 2018, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	December 31, 2019		December 31, 2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	N/A	$140,000,000	$108,000,000	$140,000,000
Original issue discount, net of accretion	N/A	(1,415,687)	(498,793)	(2,019,815)
Carrying value of debt	N/A	$138,584,313	$107,501,207	$137,980,185

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

4. Leverage — (continued)

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense for the convertible notes were as follows:

	Year Ended December 31,
	2019		2018		2017
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	$5,433,750	$6,475,000	$5,670,000	$6,475,000	$5,670,000	$6,492,986
Amortization of original issue discount	497,813	604,127	490,145	574,316	463,132	547,511
Total interest expense	$5,931,563	$7,079,127	$6,160,145	$7,049,316	$6,133,132	$7,040,497

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the years ended December 31, 2019 and December 31, 2018. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and the 2024 Notes. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of the 2024 Notes. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually, and all principal is due upon maturity. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the SVCP Facility, TCPC Funding Facility and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and the 2022 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

As of December 31, 2019 and December 31, 2018, the components of the carrying value of the 2022 Notes and 2024 Notes were as follows:

	December 31, 2019		December 31, 2018
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Principal amount of debt	$175,000,000	$200,000,000	$175,000,000	N/A
Original issue discount, net of accretion	(350,434)	(2,217,428)	(474,004)	N/A
Carrying value of debt	$174,649,566	$197,782,572	$174,525,996	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

4. Leverage — (continued)

For the years ended December 31, 2019 and 2018, the components of interest expense for the 2022 Notes and 2024 Notes were as follows:

	Year Ended December 31,
	2019		2018		2017
	2022 Notes	2024 Notes	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Stated interest expense	$7,218,750	$2,269,583	$7,218,750	N/A	$2,337,500	N/A
Amortization of original issue discount	123,569	129,572	118,574	N/A	34,172	N/A
Total interest expense	$7,342,319	$2,399,155	$7,337,324	N/A	$2,371,672	N/A

SVCP Facility

The SVCP Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $270.0 million, subject to certain collateral and other restrictions. The facility was amended on May 6, 2019 and subsequently on August 6, 2019 to (1) increase its capacity to $270.0 million, (2) reduce the interest rate by 0.25% to LIBOR plus 2.00%, and (3) extend the maturity date from February 28, 2022 to May 6, 2023, subject to extension by the lenders at the request of SVCP. The facility contains an accordion feature pursuant to which the credit line may increase up to an aggregate of $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the SVCP Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2019, SVCP was in full compliance with such covenants.

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

SBA Debentures

As of December 31, 2019, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2019, SVCP had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

4. Leverage — (continued)

SBA Debentures outstanding as of December 31, 2019 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
		$138,000,000	2.63%	*
_____________

*	Weighted-average interest rate

SBA Debentures outstanding as of December 31, 2018 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
October 20, 2017	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
		$98,000,000	2.77%	*
_____________

*	Weighted-average interest rate

TCPC Funding Facility

The TCPC Funding Facility is a senior secured revolving credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. On May 7, 2019, the facility was amended to expand the total capacity by $50.0 million to $350.0 million. On June 3, 2019, the facility was amended to extend the maturity date to May 31, 2023. On November 4, 2019, the facility was amended to reduce the credit facility capacity by $50.0 million to $300.0 million. The facility contains an accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding are included in the collateral for the facility.

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

4. Leverage — (continued)

0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of December 31, 2019, TCPC Funding was in full compliance with such covenants.

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

December 31, 2019

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2019 and December 31, 2018 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2019	December 31, 2018
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Acquia Inc.	11/1/2025	1,803,792	N/A
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	769,231	N/A
Auto Trakk SPV, LLC	12/21/2021	3,193,208	4,732,558
Bisnow, LLC	9/21/2022	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	55,556	877,777
CAREATC, Inc.	3/14/2024	607,288	N/A
Certify, Inc.	2/28/2024	2,497,761	N/A
Datto, Inc.	12/7/2022	N/A	1,870,622
Donuts Inc.	9/17/2023	660,634	660,634
Dude Solutions Holdings, Inc.	6/14/2025	2,207,896	N/A
Edmentum, Inc.	6/9/2020	205,642	4,103,102
HighTower Holding, LLC	1/31/2026	N/A	6,169,355
Home Partners of America, Inc.	10/13/2022	2,142,857	2,142,857
IAS Investco, Inc.	1/24/2021	N/A	1,114,286
iCIMS, Inc.	9/12/2024	490,735	490,735
JAMF Holdings, Inc.	11/13/2022	1,214,052	1,214,052
Kellermeyer Bergensons Services, LLC	11/7/2026	3,464,052	N/A
Khoros LLC (Lithium)	10/3/2022	1,983,364	1,983,364
Patient Point Network Solutions, LLC	6/26/2022	176,190	440,475
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	671,356	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
ResearchGate GmBH	10/1/2022	8,286,000	N/A
Rhode Holdings, Inc. (Kaseya)	5/3/2025	2,016,078	N/A
RSB-160, LLC (Lat20), LLC	7/20/2022	N/A	4,435,914
Sandata Technologies, LLC	7/23/2024	2,250,000	N/A
Snow Software AB	4/17/2024	2,616,329	N/A
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	N/A
Team Software, Inc.	9/17/2023	2,282,287	3,511,210
Telarix, Inc.	11/19/2023	178,571	357,143
TPC Intermediate Holdings, LLC	5/15/2020	4,363,137	188,235
Tradeshift Holdings, Inc.	9/1/2020	N/A	5,352,908
Unanet, Inc.	5/31/2024	4,974,490	N/A
VSS-Southern Holdings, LLC	3/31/2022	1,027,397	N/A
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$57,296,072	$46,468,865

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

6. Related Party Transactions

The Company, SVCP, TCPC Funding, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2019 and December 31, 2018, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2019 and December 31, 2018, amounts reimbursable to the Advisor totaled $1.6 million and $1.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2019, 2018 and 2017, expenses allocated pursuant to the Administration Agreement totaled $2.3 million, $2.4 million and $2.3 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the years ended December 31, 2019 and 2018:

	2019	2018
Shares Issued	819	767
Average Price Per Share	$13.98	$13.94
Proceeds	$11,453	$10,693

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
November 6, 2019	December 17, 2019	December 31, 2019	Regular	0.36	21,155,837
				$1.44	$84,622,904

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 27, 2018	March 16, 2018	March 30, 2018	Regular	$0.36	$21,184,004
May 9, 2018	June 15, 2018	June 29, 2018	Regular	0.36	21,174,966
August 8, 2018	September 14, 2018	September 28, 2018	Regular	0.36	21,170,272
November 8, 2018	December 17, 2018	December 31, 2018	Regular	0.36	21,164,257
				$1.44	$84,693,499

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 31, 2019, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2019 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2019:

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

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net increase in net assets applicable to common shareholders resulting from operations	$30,580,789	$45,475,882	67,931,014
Weighted average shares outstanding	58,766,362	58,815,216	57,000,658
Earnings per share	$0.52	$0.77	$1.19

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

9. Subsequent Events

On February 20, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 26, 2020, the Company’s board of directors declared a first quarter regular dividend of $0.36 per share payable on March 31, 2020 to stockholders of record as of the close of business on March 17, 2020.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

10. Financial Highlights

The financial highlights below show the Company’s results of operations for each of the five years ended December 31, 2019, as applicable.

	Year Ended December 31,
	2019		2018		2017	2016	2015
Per Common Share
Per share NAV at beginning of year	$14.13		$14.80		$14.91	$14.78	$15.01

Investment operations:
Net investment income before income taxes	1.61		1.59		1.99	1.88	2.07
Excise taxes	—		—		—	(0.01)	(0.02)
Net investment income	1.61		1.59		1.99	1.87	2.05
Net realized and unrealized losses	(1.09)		(0.82)		(0.40)	—	(0.45)
Dividends on Series A preferred equity facility	—		—		—	—	(0.01)
Incentive allocation reserve and distributions	N/A	*	N/A	*	(0.40)	(0.37)	(0.41)
Total from investment operations	0.52		0.77		1.19	1.50	1.18

Issuance of common stock	—		—		0.14	0.01	—
Repurchase of common stock	—		—		—	—	—
Issuance of convertible debt	—		—		—	0.06	—
Repurchase of Series A preferred interests	—		—		—	—	0.03
Distributions to common shareholders from:
Net investment income	(1.44)		(1.44)		(1.44)	(1.44)	(1.44)
Per share NAV at end of year	$13.21		$14.13		$14.80	$14.91	$14.78

Per share market price at end of year	$14.05		$13.04		$15.28	$16.90	$13.93

Total return based on market value	18.8%		(5.2)%		(1.1)%	31.7%	(8.4)%
Total return based on net asset value	3.7%		5.2%		8.9%	10.6%	8.1%

Shares outstanding at end of year	58,766,426		58,774,607		58,847,256	53,041,900	48,834,734
* Effective January 1, 2018, incentive compensation was converted from a partnership profit allocation and distribution to a fee.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

10. Financial Highlights — (continued)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Ratios to average common equity: (1)
Net investment income (2)	11.6%	10.8%	10.6%	10.1%	10.9%
Expenses (3)	9.8%	8.5%	7.3%	6.9%	6.2%
Expenses and incentive compensation (4)	12.3%	11.2%	9.9%	9.4%	8.9%

Ending common shareholder equity	$776,318,386	$830,474,727	$870,728,126	$790,935,991	$721,977,017
Portfolio turnover rate	35.9%	32.3%	45.9%	37.9%	37.8%
Weighted-average leverage outstanding (5)	$902,977,493	$769,065,775	$623,666,655	$542,421,190	$513,312,510
Weighted-average interest rate on leverage (6)	4.6%	4.6%	4.5%	3.9%	3.2%
Weighted-average number of common shares	58,766,362	58,815,216	57,000,658	50,948,035	48,863,188
Average leverage per share (5)	$15.37	$13.08	$10.94	$10.65	$10.51

Asset Coverage:	As of December 31,
	2019	2018	2017	2016	2015

Debt
Debt outstanding (7)	$915,514,071	$812,007,389	$733,824,353	$579,906,288	$502,410,321
Asset coverage per $1,000 of debt outstanding	$1,992	$2,157	$2,335	$2,344	$2,423
______________

(1)	These ratios include interest expense but do not reflect the effect of dividends on the preferred equity facility.

(2)	Net of incentive allocation and excise taxes.

(3)	Includes interest and other debt costs but excludes excise taxes and incentive compensation.

(4)	Includes incentive compensation and all Company expenses including interest and other debt costs.

(5)	Includes both debt and preferred equity leverage.

(6)	Includes dividends on the preferred equity leverage facility.

(7)	Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

11. Select Quarterly Data (Unaudited)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$47,810,412	$51,640,349	$48,174,625	$47,540,529
Net investment income before taxes	22,410,163	25,314,195	23,813,637	23,320,098
Excise taxes	—	—	—	—
Net investment income	22,410,163	25,314,195	23,813,637	23,320,098
Net realized and unrealized gain	(23,565,362)	(6,876,144)	(34,637,520)	801,722
Net increase in net assets resulting from operations	$(1,155,199)	$18,438,051	$(10,823,883)	$24,121,820
Basic and diluted earnings per common share	$(0.02)	$0.31	$(0.18)	$0.41

	2018
	Q4	Q3	Q2	Q1
Total investment income	$48,382,641	$49,480,586	$48,420,911	$44,215,046
Net investment income before taxes	23,454,080	24,511,933	23,946,229	21,565,113
Excise taxes	92,700	—	—	—
Net investment income	23,361,380	24,511,933	23,946,229	21,565,113
Net realized and unrealized gain	(24,383,303)	(9,320,557)	(19,828,585)	5,623,672
Net increase in net assets resulting from operations	$(1,021,923)	$15,191,376	$4,117,644	$27,188,785
Basic and diluted earnings per common share	$(0.02)	$0.26	$0.07	$0.46

	2017
	Q4	Q3	Q2	Q1
Total investment income	$47,106,925	$43,288,935	$46,230,626	$39,343,014
Net investment income before taxes	29,952,065	27,567,731	31,036,316	24,881,888
Excise taxes	36,380	—	—	—
Net investment income	29,915,685	27,567,731	31,036,316	24,881,888
Net realized and unrealized gain	(10,282,570)	(7,436,234)	(4,601,519)	(469,960)
Incentive allocation reserve and distributions	(5,983,135)	(5,513,546)	(6,207,264)	(4,976,378)
Net increase in net assets resulting from operations	$13,649,980	$14,617,951	$20,227,533	$19,435,550
Basic and diluted earnings per common share	$0.23	$0.24	$0.35	$0.37

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1)

Year Ended December 31, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2019
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	545,334	9,777,740	—	(6,752,077)	682,765	—	3,708,428
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/20	128,644	1,049,147	—	—	64,973	—	1,114,120
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/20	597,096	4,869,577	—	—	301,574	—	5,171,151
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	—	—	1,433,968	—	—	1,433,968
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	1,864,600	11,152,078	—	4,621,493	1,835,705	—	17,609,276
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	304,833	3,375,453	—	—	300,435	—	3,675,888
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	—	—	7,084,470	—	—	7,084,470
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	217,659	1,153,076	—	—	6,149,380	(2,066,478)	5,235,978
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	1,327,742	6,187,478	—	262,555	4,289,990	—	10,740,023
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	569,374	7,719,069	—	—	562,592	—	8,281,661
Edmentum, Inc., Senior Unsecured Promissory Note, 10%, due 9/30/19	194,184	—	—	—	3,644,068	(3,644,068)	—
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 9/30/19	77,673	—	—	—	1,457,627	(1,457,627)	—
EPMC HoldCo, LLC, Membership Units	—	26,254	43,320	(26,254)	—	(43,320)	—
Green Biologics, Inc., Common Stock	—	3,670,777	(20,524,650)	14,851,816	2,006,277	(4,220)	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	220,506	1,900,733	—	—	—	(264,830)	1,635,903
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,375,243	—	1,101,638	—	—	2,476,881
KAGY Holding Company, Inc., Series A Preferred Stock	—	969,224	—	(969,224)	—	—	—
NEG Holdings, LLC (CORE Entertainment, Inc.), Senior Secured 1st Lien Term Loan, LIBOR + 8% PIK, 1% LIBOR Floor, due 10/17/22	101,051	1,574,099	—	—	84,863	(1,658,962)	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,543,086	—	382,762	—	—	6,925,848
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	364,299	—	27,107	—	—	391,406
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	367,914	—	27,376	—	—	395,290
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	1,118,110	809,444	(1,118,110)	—	(809,444)	—
Total	$6,148,696	$63,193,357	$(19,671,886)	$20,927,520	$21,380,249	$(9,948,949)	$75,880,291
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)

Year Ended December 31, 2019

Security	Dividends or Interest (2)	Fair Value at December 31, 2018	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2019
36th Street Capital Partners Holdings, LLC, Membership Units	$2,392,274	$18,931,734	$—	$6,296,773	$6,454,352	$—	$31,682,859
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	3,874,967	27,839,419	—	—	12,995,000	—	40,834,419
Anacomp, Inc., Class A Common Stock	—	1,418,746	—	(251,106)	—	—	1,167,640
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	177,381	1,773,807	—	(566,022)	—	—	1,207,785
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units	981,790	—	—	—	14,269,948	—	14,269,948
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 5/26/20	—	11,682,923	—	(816,391)	—	(7,577,094)	3,289,438
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	(578,646)	—	578,646	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	2,922,269	—	(134,800)	—	(578,645)	2,208,824
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	159,808	2,826,708	—	(164,500)	—	(361,842)	2,300,366
United N661UA-767, LLC (Aircraft Trust Holding Company)	138,019	2,896,083	—	(165,139)	—	(383,630)	2,347,314
Total	$7,724,239	$70,291,689	$—	$3,620,169	$33,719,300	$(8,322,565)	$99,308,593
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

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2019

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2018

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
CFG Investments Limited (Caribbean Financial Group), Subordinated Class B Notes, 9.42%, due 11/15/26	11/7/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Fidelis Topco LP, Warrants to Purchase Series A Preferred Units	7/20/18
Fidelis Topco LP, Warrants to Purchase Series B Preferred Units	7/20/18
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
Fuse Media, LLC, Warrants to Purchase Common Stock	8/3/12
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Lions Holdings, Inc., (BPA), Series A Warrants to Purchase Common Stock	7/14/17
Lions Holdings, Inc., (BPA), Series B Warrants to Purchase Common Stock	7/14/17
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.     Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.
(c) Attestation Report of the Independent Registered Public Accounting Form
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 76.
(d) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:     Other Information.

On February 25, 2020, we entered into a non-exclusive, royalty-free license agreement (the “License Agreement”) with the BlackRock, Inc., the parent company of our Advisor, pursuant to which BlackRock, Inc. has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock.” The License Agreement has an initial term of one year and will automatically be renewed for successive one-year terms unless terminated in accordance with the terms of the License Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 15.     Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report
The following reports and consolidated financial statements are set forth in Item 8:
b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1)
4.3	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(12)
4.4	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included as part of Exhibit 10.8)(12)
4.5	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee(13)
4.6	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included as part of Exhibit 10.10) (13)
4.7	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(14)
4.8	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(15)
4.9	Form of Global Note of 4.125% Notes Due 2022 (included as part of Exhibit 10.13)(15)
4.10	Form of Global Note of 4.125% Notes Due 2022(16)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(5)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC(6)
10.3	Amended and Restated Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(7)
10.4	Form of Administration Agreement of the Registrant(8)
10.5	Custodial Agreement dated as of July 31, 2006(9)
10.6	Form of Transfer Agency and Registrar Services Agreement(10)
10.7	Form of License Agreement(11)
10.16	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018(17)
10.17	Credit Agreement dated as of February 26, 2018(18)
10.18	Guaranty, Pledge and Security Agreement dated as of February 26, 2018(19)
10.19	Form of License Agreement*
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Code of Ethics and Business Conduct*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
______________
* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018

(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on August 23, 2019

(5)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2018

(6)	Incorporated by reference to Exhibit (k)(8) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.

(7)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on February 12, 2019

(8)	Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.

(9)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.

(10)	Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012

(11)	Incorporated by reference to Exhibit (k)(3) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012.

(12)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 17, 2014.

(13)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 6, 2016.

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

Date	Signature	Title
February 26, 2020	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of
	Howard M. Levkowitz	the Board and Director (Principal Executive Officer)

February 26, 2020	/s/ Kathleen A. Corbet	Director
Kathleen A. Corbet

February 26, 2020	/s/ Eric J. Draut	Director
Eric J. Draut

February 26, 2020	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 26, 2020	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 26, 2020	/s/ Karyn L. Williams	Director
Karyn L. Williams

February 26, 2020	/s/ Brian F. Wruble	Director
Brian F. Wruble

February 26, 2020	/s/ Rajneesh Vig	President and Director
Rajneesh Vig

February 26, 2020	/s/ Paul L. Davis	Chief Financial Officer (Principal Financial Officer)
Paul L. Davis