Form 10-Q
period 2020-03-31
BlackRock TCP Capital Corp.
filed 2020-05-11
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2020

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 11, 2020 was 57,766,912.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,550,870,770 and $1,483,508,500, respectively)	$1,468,734,301	$1,474,318,011
Companies 5% to 25% owned (cost of $76,568,077 and $70,112,667, respectively)	63,901,597	75,880,291
Companies more than 25% owned (cost of $134,870,172 and $135,655,840, respectively)	93,282,976	99,308,593
Total investments (cost of $1,762,309,019 and $1,689,277,007, respectively)	1,625,918,874	1,649,506,895

Cash and cash equivalents	8,574,859	44,848,539
Accrued interest income:
Companies less than 5% owned	17,329,567	16,937,339
Companies 5% to 25% owned	729,805	665,165
Companies more than 25% owned	349,945	305,721
Deferred debt issuance costs	5,073,471	5,476,382
Receivable for investments sold	510,570	1,316,667
Prepaid expenses and other assets	4,917,342	3,012,488
Total assets	1,663,404,433	1,722,069,196

Liabilities
Debt, net of unamortized issuance costs of $7,217,414 and $7,711,684, respectively	965,458,014	907,802,387
Management and advisory fees payable	5,930,289	5,429,075
Payable for investments purchased	4,825,000	13,057,446
Interest payable	4,424,813	10,837,121
Payable to the Advisor	1,344,290	1,591,651
Incentive compensation payable	—	4,753,671
Accrued expenses and other liabilities	1,838,116	2,279,459
Total liabilities	983,820,522	945,750,810

Commitments and contingencies (Note 5)

Net assets	$679,583,911	$776,318,386

Composition of net assets
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,766,912 and 58,766,426 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$57,767	$58,766
Paid-in capital in excess of par	991,283,210	997,379,362
Distributable earnings (loss)	(311,757,066)	(221,119,742)
Net assets	$679,583,911	$776,318,386

Net assets per share	$11.76	$13.21

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	7.25%	5/31/2024	$5,127,551	$5,062,492	$4,691,321	0.28%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	7.25%	5/31/2024	$19,897,959	19,719,334	18,763,776	1.15%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	7.25%	5/31/2024	$2,448,980	2,428,534	2,309,388	0.14%	K/N
								27,210,360	25,764,485	1.57%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	9.26%	2/1/2022	$741,844	738,535	737,393	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	9.26%	2/1/2022	$866,823	862,956	861,622	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	9.26%	2/1/2022	$976,276	971,922	970,419	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	9.26%	2/1/2022	$712,097	708,921	707,825	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	9.26%	5/1/2022	$763,101	759,247	758,523	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	9.26%	5/1/2022	$795,798	791,779	791,023	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	9.26%	5/1/2022	$1,172,238	1,166,318	1,165,205	0.07%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	9.26%	8/1/2022	$554,752	551,836	551,423	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	9.26%	8/1/2022	$530,051	527,266	526,871	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(Q)	2.00%	5.00%	7.00%	9/27/2023	$2,478,113	2,450,730	2,366,598	0.14%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(Q)	2.00%	5.00%	7.00%	6/5/2023	$20,134,665	19,926,465	19,349,413	1.18%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/27/2024	$19,750,000	19,469,804	19,335,250	1.18%	N
								48,925,779	48,121,565	2.93%
Automobiles
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(M)	0.25%	5.75% Cash+3.00% PIK	9.69%	1/1/2022	$38,966,342	38,882,813	36,823,193	2.25%	N
Autoalert, LLC	First Lien Term Loan	LIBOR(M)	0.25%	5.75% Cash+3.00% PIK	9.69%	1/1/2022	$15,420,901	15,342,948	14,572,751	0.89%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25% Cash+2.00% PIK	9.75%	2/1/2023	$16,225,890	16,025,364	16,160,986	0.99%	N
								70,251,125	67,556,930	4.13%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.50%	5/1/2020	$864,616	864,450	852,511	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.50%	5/1/2020	$34,974,960	34,968,028	34,485,310	2.11%	N
								35,832,478	35,337,821	2.16%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	1/31/2026	$15,080,645	14,746,553	14,503,056	0.89%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	1/31/2026	$6,169,355	6,064,200	5,933,069	0.36%	N
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	20,850,269	20,592,502	1.26%	L
								41,661,022	41,028,627	2.51%
Chemicals
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$11,481,428	8,778,822	218,147	0.01%	B/C/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$1,147,915	1,147,915	1,147,915	0.07%	B/N
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$5,328,009	5,328,009	5,328,009	0.33%	B/N
AGY Holding Corp.	Delayed Draw Term Loan A	Fixed	—	12.00%	12.00%	9/15/2020	$1,191,316	1,144,606	1,191,318	0.07%	B/N
AGY Holding Corp.	Sr Secured Term Loan A1	Fixed	—	12.00%	12.00%	9/15/2020	$249,123	224,211	249,123	0.02%	B/N
								16,623,563	8,134,512	0.50%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	6.50%	7.50%	11/7/2026	$—	$—	$(115,686)	(0.01)%	K/N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	8.24%	11/7/2026	$6,519,608	6,460,124	6,134,951	0.38%	N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.50%	8.33%	11/7/2026	$1,434,314	1,420,607	1,349,689	0.08%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	7.00%	9/17/2023	$7,220,080	7,121,555	6,880,737	0.42%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	7.00%	9/17/2023	$3,160,089	3,122,778	2,995,062	0.18%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	7.00%	9/17/2023	$13,167,038	13,022,266	12,548,187	0.77%	N
								31,147,330	29,792,940	1.82%
Communications Equipment
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$1,252,632	1,252,632	1,252,632	0.08%	L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$291,730	249,246	291,730	0.02%	L/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	1,044,328	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,664,831	0.16%	C/E/G/H/N
								7,157,683	5,253,521	0.32%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.50%	11.11%	7/25/2021	$2,568,367	2,539,629	1,669,182	0.10%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(Q)	1.00%	9.50%	11.11%	7/25/2021	$14,208,421	14,149,294	9,234,053	0.56%	L/N
								16,688,923	10,903,235	0.66%
Construction Materials
Brannan Sand and Gravel Company, LLC	First Lien Term Loan	LIBOR(Q)	—	5.25%	6.75%	7/3/2023	$6,561,998	6,497,633	6,617,775	0.40%	N

Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	7.20%	12/21/2021	$23,971,792	23,822,888	23,971,792	1.46%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.82%	10/23/2024	$19,225,745	18,776,612	18,322,135	1.12%	N
Open Lending, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	3/11/2027	$5,000,000	4,825,000	4,850,000	0.30%	N
								47,424,500	47,143,927	2.88%
Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$5,498,865	5,498,865	5,498,865	0.34%	B/N
Edmentum, Inc.	First Lien Term Loan B	Fixed	—	8.50%	8.50%	6/9/2021	$10,792,686	9,801,903	10,792,686	0.66%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$8,429,803	8,429,803	8,429,803	0.52%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$18,059,291	18,029,203	11,292,474	0.69%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,755,736	3,755,736	3,755,736	0.23%	B/N
Educationcity Limited (Edmentum)	Sr Unsecured Promissory Note	Fixed	—	10.00%	10.00%	8/31/2020	$3,707,423	3,677,040	3,707,423	0.23%	N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(28,700)	(32,490)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$22,330,697	21,662,773	21,591,551	1.32%	N
								70,826,623	65,036,048	3.99%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$40,834,419	$40,834,418	$40,834,419	2.50%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	9.24%	10/1/2026	$27,105,263	26,851,602	20,328,947	1.24%	G/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.50%	4/12/2025	$38,000,000	38,000,000	31,692,000	1.94%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(M)	1.00%	7.00%	8.25%	6/15/2025	$18,931,720	18,591,397	18,360,659	1.12%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(M)	1.00%	7.00%	8.25%	6/15/2025	$822,864	808,526	795,216	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	7/20/2022	$2,333,333	2,302,395	2,366,000	0.14%	N
								127,388,338	114,377,241	6.99%
Diversified Telecommunication Services
American Broadband Holding Company	First Lien Term Loan	LIBOR(Q)	1.25%	7.25%	8.70%	10/25/2022	$14,941,671	14,720,283	15,031,321	0.91%	N
American Broadband Holding Company	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	7.25%	8.70%	10/25/2022	$1,244,358	1,244,358	1,251,824	0.08%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.45%	9/29/2025	$24,840,563	24,664,685	23,673,057	1.45%	N
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,653,114	13,569,231	0.83%	N
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.45%	5/15/2023	$797,559	786,465	781,687	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.45%	5/15/2020	$788,529	786,516	774,729	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan A	LIBOR(M)	1.00%	6.00%	7.00%	10/31/2020	$—	—	(71,755)	—	K/N
Telarix, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	11/19/2023	$7,425,000	7,334,608	7,119,833	0.44%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.00%	11/19/2023	$357,143	353,176	342,464	0.02%	N
								75,543,205	62,472,391	3.83%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,479,533	0.09%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	0.00%	5/26/2020	$6,578,877	6,578,877	3,289,438	0.20%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0.00%	5/26/2020	$8,668,850	8,668,850	2,129,936	0.13%	C/F/H/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR(Q)	—	9.88%	11.38%	7/1/2020	$793,398	789,077	715,407	0.04%	L/N
								17,810,611	7,614,314	0.46%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	6.25%	7.75%	5/22/2023	$507,510	500,859	487,261	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	6.25%	7.75%	5/22/2023	$8,413,638	8,302,037	8,077,934	0.49%	N
								8,802,896	8,565,195	0.52%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR(Q)	1.50%	8.50%	10.00%	8/31/2021	$4,167,831	4,145,797	4,158,661	0.25%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	1.06%	11.44%	12.94%	8/31/2021	$2,276,123	2,190,099	2,222,407	0.14%	L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	2.00%	8.81%	10.31%	6/14/2022	$23,555,164	23,204,354	22,989,840	1.41%	N
								29,540,250	29,370,908	1.80%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	3/14/2024	$8,502,033	$8,358,936	$8,221,466	0.50%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	8.47%	3/14/2024	$607,288	597,654	587,248	0.04%	K/N
Patient Point Network Solutions, LLC	Sr Secured Revolver	PRIME	—	6.50%	9.75%	6/26/2022	$440,474	437,894	428,582	0.03%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.95%	6/26/2022	$1,222,894	1,213,925	1,189,876	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.95%	6/26/2022	$6,344,935	6,307,776	6,173,622	0.38%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.50%	7/23/2024	$20,250,000	19,975,035	18,994,500	1.16%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.00%	7/23/2024	$2,250,000	2,220,849	2,110,500	0.13%	K/N
								39,112,069	37,705,794	2.31%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	2.80% Cash+8.45% PIK	11.25%	1/26/2022	$24,981,214	24,701,568	21,496,335	1.32%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	7.71%	12/20/2021	$5,663,543	5,663,543	5,043,385	0.31%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$13,546,938	13,495,185	12,063,549	0.74%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	8.21%	12/20/2021	$671,356	668,989	597,842	0.04%	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash+2.00% PIK	7.95%	3/31/2022	$2,395,992	2,375,761	2,242,649	0.14%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.50% Cash+2.00% PIK	7.95%	3/31/2022	$142,889	142,000	133,744	0.01%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50%	7.95%	3/31/2022	$550,909	550,909	515,651	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	4.50% Cash+2.00% PIK	7.95%	3/31/2022	$1,027,397	1,021,439	961,644	0.06%	K/N
								48,619,394	43,054,799	2.65%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/31/2024	$4,526,042	4,453,012	4,368,988	0.27%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.25%	7.25%	10/31/2024	$—	(6,377)	(14,458)	—	K/N
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	3/18/2028	$14,636,031	14,343,685	14,343,310	0.88%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/19/2025	$28,000,000	27,806,105	26,460,000	1.62%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	5.50%	7.10%	1/24/2021	$5,245,714	5,228,521	5,196,405	0.32%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	5.50%	6.50%	1/24/2021	$1,692,857	1,688,306	1,676,944	0.10%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50%	6.50%	1/24/2021	$5,935,629	5,922,605	5,879,834	0.36%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	7.10%	1/24/2021	$3,879,054	3,866,313	3,842,591	0.24%	N
								63,302,170	61,753,614	3.79%

Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.58%	11/1/2025	$16,648,997	16,332,788	15,500,216	0.95%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.00%	11/1/2025	$—	(33,594)	(124,462)	(0.01)%	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(Q)	1.50%	5.63% Cash+2.50% PIK	9.63%	10/1/2022	$52,457,612	52,243,816	52,431,219	3.21%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(Q)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,550,190	28,308,000	1.73%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,473,792	33,918,750	2.08%	L/N
InMobi, Inc. (Singapore)	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	8.25%	9.63%	5/22/2023	$30,906,865	30,745,904	30,906,865	1.89%	H/N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(Q)	1.80%	7.00%	8.80%	2/1/2025	$10,538,494	10,403,930	10,468,237	0.64%	L/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.86%	4/2/2027	$9,903,019	9,715,185	9,754,474	0.60%	N
ResearchGate GmBH (Germany)	First Lien Term Loan	EURIBOR(M)	—	8.25%	8.55%	5/22/2023	€6,714,000	7,893,464	7,091,830	0.43%	D/H/L/N
								188,325,475	188,255,129	11.52%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	1.00%	6.76%	7.83%	5/20/2025	$13,925,285	$13,672,271	$13,229,021	0.81%	N

IT Services
Apptio, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	1/10/2025	$11,812,993	11,605,658	11,269,595	0.69%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	8.25%	1/10/2025	$—	(12,267)	(35,385)	—	K/N
Donuts Inc.	First Lien Revolver	LIBOR(M)	1.00%	6.25%	7.37%	9/17/2023	$608,276	586,267	586,345	0.04%	N
Donuts Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.32%	9/17/2023	$10,883,276	10,641,943	10,652,550	0.65%	N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	8.95%	10/11/2026	$21,466,800	21,228,480	16,600,920	1.02%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(M)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,920,427	4,896,711	0.30%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,695,367	2,672,380	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	7/31/2022	$16,397,517	16,227,000	16,069,567	0.98%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	8.25%	7/31/2022	$—	(13,173)	(28,110)	—	K/N
								67,879,702	62,684,573	3.84%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	7.63%	6/15/2024	$55,556	54,729	50,511	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(M)	1.00%	5.75%	6.75%	6/15/2024	$111,111	108,671	95,978	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.82%	6/15/2024	$1,504,611	1,481,487	1,367,992	0.08%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR(Q)	1.00%	13.50%	15.16%	2/1/2021	$5,715,838	5,689,916	5,612,953	0.34%	L/N
								7,334,803	7,127,434	0.43%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	7.50%	8.95%	9/21/2022	$—	(9,330)	(41,400)	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	8.95%	9/21/2022	$10,449,384	10,349,000	10,088,880	0.62%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(M)	1.00%	8.00%	9.00%	10/3/2022	$—	(23,861)	(75,368)	—	K/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,027,393	6,860,893	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(M)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,642,106	20,091,111	1.23%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(Q)	—	7.00%	8.45%	10/19/2026	$25,000,000	24,759,843	12,812,500	0.78%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,543,121	12,709,103	0.78%	L/N
								75,288,272	62,445,719	3.83%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	—	6.50%	7.76%	12/13/2022	$4,875,310	4,843,543	4,265,896	0.26%	N

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/13/2021	$1,635,903	1,635,902	1,635,903	0.10%	B/N

Personal Products
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	$1,340,000	1,314,356	1,247,540	0.08%	N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,660,000	13,398,537	12,717,460	0.78%	N
								14,712,893	13,965,000	0.86%
Pharmaceuticals
Cambrex Corporation	Second Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	12/4/2027	$15,441,176	15,143,538	13,125,000	0.80%	N
P&L Development, LLC	First Lien Term Loan	LIBOR(Q)	2.00%	7.50%	9.50%	6/28/2024	$8,623,333	8,432,764	8,278,400	0.51%	G/N
								23,576,302	21,403,400	1.31%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.81%	9/20/2022	$20,772,306	$20,541,653	$20,356,860	1.24%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.81%	9/20/2022	$—	(14,980)	(30,196)	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	9.20%	6/1/2025	$7,611,914	7,553,720	5,328,340	0.33%	G/N
Discoverorg, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	10.08%	2/1/2027	$15,000,000	14,814,437	13,650,000	0.84%	G/N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.07%	6/13/2025	$588,772	545,351	487,209	0.03%	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.07%	6/13/2025	$16,927,201	16,577,841	16,148,550	0.99%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.00%	8.07%	6/13/2025	$2,233,091	2,183,170	2,130,368	0.13%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	9/12/2024	$—	(7,292)	(19,433)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	9/12/2024	$9,482,016	9,322,135	9,106,836	0.56%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(M)	—	8.50%	9.57%	3/5/2027	$5,820,856	5,659,794	4,511,164	0.28%	N
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(Q)	1.50%	7.00%	8.50%	3/1/2024	$19,333,333	18,758,439	18,753,333	1.15%	L/N
								95,934,268	90,423,031	5.55%
Real Estate Management and Development
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR(M)	—	6.75%	7.67%	12/13/2021	$2,310,027	2,282,306	2,188,058	0.13%	N
Florida East Coast Industries, LLC	First Lien Incremental Lien Term Loan B	LIBOR(M)	—	6.75%	7.67%	12/13/2021	$872,116	866,435	826,068	0.05%	N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	6.88%	12/5/2023	$4,444,444	4,375,654	4,160,000	0.25%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	7.25%	12/5/2023	$277,778	273,672	260,000	0.02%	K/N
								7,798,067	7,434,126	0.45%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	9.25%	5/15/2027	$19,382,324	19,019,738	17,269,651	1.06%	N

Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$2,125,754	2,080,618	2,022,761	0.12%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,299,187	22,628,012	1.38%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$159,432	143,621	125,101	0.01%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.70%	11/13/2022	$3,606,829	3,567,399	3,570,039	0.22%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.70%	11/13/2022	$14,160,797	13,993,233	14,016,357	0.86%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.70%	11/13/2022	$—	(13,110)	(12,383)	—	K/N
Marketlive, LLC (Kibo)	First Lien Term Loan	LIBOR(M)	1.00%	8.00%	9.08%	12/18/2020	$5,063,792	4,996,869	4,825,794	0.30%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	5/3/2025	$224,974	195,553	149,113	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash+1.00% PIK	8.91%	5/3/2025	$14,399,654	14,148,558	13,766,069	0.83%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	5/3/2025	$1,194,139	1,173,466	1,141,066	0.07%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	5/3/2025	$—	(14,061)	(35,872)	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	5.50% Cash+1.00% PIK	8.91%	5/3/2025	$1,223,592	1,202,464	1,169,754	0.07%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$10,373,317	10,195,940	10,236,389	0.63%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$11,543,865	11,326,462	11,391,486	0.70%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$4,360,548	4,289,518	4,302,989	0.26%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$13,972,844	13,629,530	13,106,528	0.80%	N
								104,215,247	102,403,203	6.26%
Specialty Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	8.84%	10.46%	9/12/2022	$6,132,194	6,047,422	6,187,383	0.38%	N

Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.00%	5/1/2022	$—	(8,437)	(11,411)	—	K/N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.61%	5/1/2022	$11,082,466	11,008,729	10,988,265	0.66%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	7.25%	9.50%	5/5/2025	$2,322,000	2,302,698	2,275,560	0.14%
								13,302,990	13,252,414	0.80%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.75%	9.38%	12/28/2023	$18,857,986	$18,750,498	$18,876,844	1.15%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	10.50%	10/12/2023	$10,793,402	10,563,596	10,771,815	0.66%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$39,305,971	38,478,947	40,013,478	2.44%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	7.76%	8.25%	7/16/2025	$27,664,640	27,400,966	26,115,420	1.60%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$5,307,692	5,255,062	5,010,462	0.31%
								100,449,069	100,788,019	6.16%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(M)	1.00%	8.00%	9.15%	4/17/2024	$24,764,798	24,626,784	25,012,446	1.53%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.85%	10/13/2022	$2,857,143	2,829,339	2,820,000	0.17%	N
								27,456,123	27,832,446	1.70%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00% Cash+1.50% PIK	11.25%	8/2/2023	$26,354,167	26,126,494	25,827,083	1.58%	N

Total Debt Investments - 224.0% of Net Assets								1,627,984,533	1,522,035,073	93.12%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	3,714,085	0.24%	C/N
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,105,126	2,025,233	0.12%	E/F/N
								2,960,439	5,739,318	0.36%
Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)					2/7/2030	287	645,121	634,065	0.04%	C/E/N

Chemicals
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	—	—	B/C/E/N
								1,091,200	—	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock						26,576,710	4,902,674	3,301	—	C/D/H/N

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	16	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units					2/23/2028	788,112	1	—	—	B/C/E/N
								680,227	16	—

Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units						22,199,416	22,199,416	27,887,607	1.72%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units						15,769,948	15,769,948	14,192,953	0.87%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units						1,757,364	1,757,364	2,774,710	0.17%	E/I/N
GACP II, LP (Great American Capital)	Membership Units						20,338,470	20,338,470	21,172,740	1.30%	E/I/N
								60,065,198	66,028,010	4.06%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Telecommunication Services
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	$3,236,256	$662,497	0.04%	C/D/E/H/N

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	52,000	—	C/E/N
				10,445,018	52,000	—
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units		8,020,824	7,511,391	7,459,366	0.47%	C/N
TCFI Amteck Holdings, LLC	Common Units		362,513	395,336	206,632	0.01%	C/N
				7,906,727	7,665,998	0.48%

Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	0.01%	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,448,000	754,005	107,200	0.01%	C/E/N

Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	511,349	108,061	0.01%	C/E/N
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	247,600	0.02%	C/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,687,500	297,361	992,250	0.06%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	83,361	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	278,852	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	333,107	0.02%	C/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	140,000	0.01%	C/D/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,900,000	0.31%	C/E/N
				2,258,677	7,083,231	0.46%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	45,271	—	C/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	439,869	0.03%	C/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	$2,772,807	$6,172,630	0.38%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	288,567	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	291,430	0.02%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	59,401	—	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	6,857,171	0.42%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	3,901,552	0.24%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,443,857	0.09%	C/E/F/N

Semiconductors and Semiconductor Equipment
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	1,557,149	0.11%	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	816,398	0.05%	C/E/N
				1,451,990	2,373,547	0.16%
Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	340,492	0.02%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	506,406	0.03%	C/E/N
				766,612	846,898	0.05%

Total Equity Securities - 15.3% of Nets Assets				134,324,486	103,883,801	6.36%

Total Investments - 239.3% of Net Assets				$1,762,309,019	$1,625,918,874

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					8,574,859	0.52%
Cash and Cash Equivalents					8,574,859	0.52%

Total Cash and Investments - 240.5% of Net Assets					$1,634,493,733	100.00%	M

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2020

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $142,968,803 and $76,880,873, respectively, for the three months ended March 31, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2020 was $1,582,843,490 or 96.8% of total cash and investments of the Company. As of March 31, 2020, approximately 9.5% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$35,989,337	$42,956,654
Companies 5% to 25% owned	552,275	729,267
Companies more than 25% owned	1,676,256	896,257
PIK interest income:
Companies less than 5% owned	1,411,631	1,678,016
Companies 5% to 25% owned	1,002,130	716,626
Dividend income:
Companies more than 25% owned	428,419	480,404
Lease income:
Companies more than 25% owned	38,136	74,457
Other income:
Companies less than 5% owned	153,014	8,848
Total investment income	41,251,198	47,540,529

Operating expenses
Interest and other debt expenses	10,955,646	10,687,633
Management and advisory fees	6,117,043	6,034,741
Administrative expenses	539,947	599,559
Legal fees, professional fees and due diligence expenses	498,410	437,137
Director fees	232,232	188,798
Insurance expense	175,080	127,328
Custody fees	111,667	99,609
Incentive fee	—	5,353,416
Other operating expenses	568,249	692,210
Total operating expenses	19,198,274	24,220,431

Net investment income	22,052,924	23,320,098

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	4,794,459	(300,322)
Investments in companies 5% to 25% owned	—	43,320
Investments in companies more than 25% owned	162,012	—
Net realized gain (loss)	4,956,471	(257,002)

Change in net unrealized appreciation/depreciation	(96,490,806)	1,058,724
Net realized and unrealized gain (loss)	(91,534,335)	801,722

Net increase (decrease) in net assets resulting from operations	$(69,481,411)	$24,121,820

Basic and diluted earnings (loss) per common share	$(1.18)	$0.41

Basic and diluted weighted average common shares outstanding	58,668,432	58,767,442

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727
Issuance of common stock from dividend reinvestment plan	193	—	2,738	—	2,738
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	23,320,098	23,320,098
Net realized and unrealized gain	—	—	—	801,722	801,722
Regular dividends paid to common shareholders	—	—	—	(21,155,619)	(21,155,619)
Balance at March 31, 2019	58,765,800	$58,766	$999,950,251	$(166,691,030)	$833,317,987

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386
Issuance of common stock from dividend reinvestment plan	486	1	3,038	—	3,039
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—	(6,100,190)
Net investment income	—	—	—	22,052,924	22,052,924
Net realized and unrealized loss	—	—	—	(91,534,335)	(91,534,335)
Regular dividends paid to common shareholders	—	—	—	(21,155,913)	(21,155,913)
Balance at March 31, 2020	57,766,912	$57,767	$991,283,210	$(311,757,066)	$679,583,911

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net increase (decrease) in net assets applicable to common shareholders resulting from operations	$(69,481,411)	$24,121,820
Adjustments to reconcile net increase (decrease) in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss)	(4,956,471)	257,002
Change in net unrealized appreciation/depreciation of investments	96,620,032	(1,058,816)
Net amortization of investment discounts and premiums	(1,987,612)	(2,950,121)
Amortization of original issue discount on convertible debt	296,039	305,838
Interest and dividend income paid in kind	(2,413,761)	(2,394,642)
Amortization of deferred debt issuance costs	897,181	906,641
Changes in assets and liabilities:
Purchases of investment securities	(140,555,042)	(147,747,739)
Proceeds from sales, maturities and pay downs of investments	76,880,873	146,351,859
Decrease (increase) in accrued interest income - companies less than 5% owned	(392,228)	312,309
Increase in accrued interest income - companies 5% to 25% owned	(64,640)	(428,392)
Increase in accrued interest income - companies more than 25% owned	(44,224)	(43,989)
Decrease (increase) in receivable for investments sold	806,097	(433,969)
Decrease (increase) in prepaid expenses and other assets	(1,904,854)	3,037,679
Increase (decrease) in payable for investments purchased	(8,232,446)	9,810,755
Decrease in incentive compensation payable	(4,753,671)	(486,930)
Decrease in interest payable	(6,412,308)	(2,956,112)
Decrease in payable to the Advisor	(247,361)	(499,446)
Increase (decrease) in management and advisory fees payable	501,214	(5,247,344)
Decrease in accrued expenses and other liabilities	(441,343)	(246,499)
Net cash provided by (used in) operating activities	(65,885,936)	20,609,904

Financing activities
Borrowings	118,085,624	95,000,000
Repayments of debt	(61,220,304)	(95,500,000)
Dividends paid to common shareholders	(21,155,913)	(21,155,619)
Repurchase of common shares	(6,100,190)	(125,679)
Proceeds from shares issued in connection with dividend reinvestment plan	3,039	2,738
Net cash provided by (used in) financing activities	29,612,256	(21,778,560)

Net decrease in cash and cash equivalents (including restricted cash)	(36,273,680)	(1,168,656)
Cash and cash equivalents (including restricted cash) at beginning of period	44,848,539	27,920,402
Cash and cash equivalents (including restricted cash) at end of period	$8,574,859	$26,751,746

Supplemental cash flow information
Interest payments	$15,823,217	$12,233,405
Excise tax payments	$—	$—

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020

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

March 31, 2020

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

Generally, to increase objectivity in valuing the investments, the Advisor will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Advisor’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the current COVID-19 pandemic that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

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

March 31, 2020

2. Summary of Significant Accounting Policies — (continued)

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

At March 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	37,017,320	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,408,564,028	76,453,725	100,870,636
3	Advisor valuations with significant unobservable inputs	—	—	3,013,165
Total		$1,445,581,348	$76,453,725	$103,883,801
______________

*	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,216,821,170	Income approach	Discount rate	6.6% - 51.3% (10.6%)
	117,413,619	Market quotations	Indicative bid/ask quotes	1 (1)
	1,544,362	Market comparable companies	Revenue multiples	4.4x (4.4x)
	72,784,877	Market comparable companies	EBITDA multiples	5.4x - 12.6x (10.7x)
Other Corporate Debt	31,692,000	Income approach	Discount rate	23.8% (23.8%)
	40,834,419	Market comparable companies	Book value multiples	1.3x (1.3x)
	3,709,159	Market comparable companies	Revenue multiples	4.4x (4.4x)
	218,147	Market comparable companies	EBITDA multiples	6.9x (6.9x)
Equity	9,484,599	Income approach	Discount rate	5.9% - 10.5% (9.5%)
	14,900,721	Market quotations	Indicative bid/ask quotes	1 (1)
	11,781,481	Option Pricing Model	EBITDA/Revenue multiples	1.0x - 24.5x (4.0x)
			Implied volatility	30.0% - 200.0% (40.7%)
			Yield	0.0% (0.0%)
			Term	0.8 years - 5.0 years (2.1 years)
	1,447,158	Market comparable companies	Revenue multiples	0.3x - 4.4x (1.1x)
	14,434,785	Market comparable companies	EBITDA multiples	2.5x - 12.6x (6.0x)
	27,887,607	Market comparable companies	Book value multiples	1.3x (1.3x)
	23,947,450	Other *	N/A	N/A
$1,588,901,554
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829
Net realized and unrealized gains (losses)	(51,401,936)	(9,508,878)	(15,833,406)
Acquisitions *	115,437,916	10,752	12,517,409
Dispositions	(44,598,972)	(10,752)	(7,808,196)
Transfers into Level 3 †	83,790,120	—	—
Transfers out of Level 3 ‡	(7,155,199)	—	—
Ending balance	$1,408,564,028	$76,453,725	$100,870,636

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(51,186,966)	$(9,508,879)	$(15,671,067)
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of five investments that were transferred from Level 2 due to reduced trading volumes

‡	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,318,128
Net realized and unrealized gains (losses)	—	—	818,977
Dispositions	—	—	(123,940)
Ending balance	$—	$—	$3,013,165

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$818,977

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

2. Summary of Significant Accounting Policies — (continued)

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2019 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,369,456,684	$78,250,150	$79,804,988
Net realized and unrealized gains (losses)	(2,867,511)	1,436,695	1,858,671
Acquisitions *	146,325,834	759,965	6,001,046
Dispositions	(141,013,918)	—	(5,305,256)
Transfers into Level 3 †	9,339,062	—	—
Reclassification within Level 3 ‡	—	—	(814,640)
Ending balance	$1,381,240,151	$80,446,810	$81,544,809

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,316,000)	$1,436,695	$1,858,671
______________

*	Includes payments received in kind and accretion of original issue and market discounts

†	Comprised of one investment that was transferred from Level 2 due to reduced trading volumes

‡	Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$1,524,143
Net realized and unrealized gains (losses)	—	—	45,781
Dispositions	—	—	(43,297)
Reclassification within Level 3 *	—	—	814,640
Ending balance	$—	$—	$2,341,267

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$28,739
______________

*	Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at March 31, 2020 or December 31, 2019.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at March 31, 2020 and December 31, 2019, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2020 and December 31, 2019 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

March 31, 2020

2. Summary of Significant Accounting Policies — (continued)

terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations.

During the three months ended March 31, 2020 and the three months ended March 31, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

The tax returns of the Company, SVCP, TCPC Funding and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2020, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2019, the Company had non-expiring capital loss carryforwards in the amount of $177,144,745 available to offset future realized capital gains.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

2. Summary of Significant Accounting Policies — (continued)

As of March 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

March 31, 2020
Tax basis of investments	$1,762,309,019

Unrealized appreciation	$27,320,266
Unrealized depreciation	(163,710,411)
Net unrealized depreciation	$(136,390,145)

Recent Accounting Pronouncements
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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

3. Management Fees, Incentive Compensation and Other Expenses (continued)

20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of March 31, 2020, the Company's cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the quarter ended March 31, 2020.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2020 and December 31, 2019, no such reserve was accrued.

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

Total leverage outstanding and available at March 31, 2020 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023 **	L+2.00%	†	$108,362,940	$161,637,060	$270,000,000
TCPC Funding Facility	2023	L+2.00%	‡	215,000,000	85,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,739,857	—	138,739,857
2022 Notes ($175 million par)	2022	4.125%		174,681,290	—	174,681,290
2024 Notes ($200 million par)	2024	3.900%		197,891,341	—	197,891,341
Total leverage				972,675,428	$258,637,060	$1,231,312,488
Unamortized issuance costs				(7,217,414)
Debt, net of unamortized issuance costs				$965,458,014

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

4. Leverage — (continued)

______________

*	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of March 31, 2020, $8.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

**	In April 2020, the maturity was extended to May 6, 2024

Total leverage outstanding and available at December 31, 2019 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023	L+2.00%	†	$108,497,620	$161,502,380	$270,000,000
TCPC Funding Facility	2023	L+2.00%	‡	158,000,000	142,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,584,313	—	138,584,313
2022 Notes ($175 million par)	2022	4.125%		174,649,566	—	174,649,566
2024 Notes ($200 million par)	2024	3.900%		197,782,572	—	197,782,572
Total leverage				915,514,071	$315,502,380	$1,231,016,451
Unamortized issuance costs				(7,711,684)
Debt, net of unamortized issuance costs				$907,802,387
______________

*	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of December 31, 2019, $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

The combined weighted-average interest rates on total leverage outstanding at March 31, 2020 and December 31, 2019 were 3.73% and 3.84%, respectively.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2020	2019
Interest expense	$9,706,948	$9,583,131
Amortization of deferred debt issuance costs	897,181	906,641
Commitment fees	351,517	197,861
Total	$10,955,646	$10,687,633

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2020, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $123.9 million, $159.3 million and $170.0 million, respectively. As of December 31, 2019, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $144.0 million, $181.6 million and $205.0 million, respectively. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

4. Leverage — (continued)

rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes and 2024 Notes were determined using market quotations. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes, the 2024 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At March 31, 2020, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

March 31, 2020

4. Leverage — (continued)

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of March 31, 2020 and December 31, 2019, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

	March 31, 2020		December 31, 2019
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	N/A	$140,000,000	N/A	$140,000,000
Original issue discount, net of accretion	N/A	(1,260,143)	N/A	(1,415,687)
Carrying value of debt	N/A	$138,739,857	N/A	$138,584,313

For the three months ended March 31, 2020 and 2019, the components of interest expense for the convertible notes were as follows:

	Three Months Ended March 31,
	2020		2019
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	N/A	$1,618,750	$1,417,500	$1,618,750
Amortization of original issue discount	N/A	155,544	127,540	147,869
Total interest expense	N/A	$1,774,294	$1,545,040	$1,766,619

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the three months ended March 31, 2019. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the three months ended March 31, 2020 and March 31, 2019.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

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

As of March 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes and 2024 Notes were as follows:

	March 31, 2020		December 31, 2019
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Principal amount of debt	$175,000,000	$200,000,000	$175,000,000	$200,000,000
Original issue discount, net of accretion	(318,710)	(2,108,659)	(350,434)	(2,217,428)
Carrying value of debt	$174,681,290	$197,891,341	$174,649,566	$197,782,572

For the three months ended March 31, 2020 and 2019, the components of interest expense for the 2022 Notes and 2024 Notes were as follows:

	Three Months Ended March 31,
	2020		2019
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Stated interest expense	$1,804,688	$1,950,000	$1,804,688	N/A
Amortization of original issue discount	31,725	108,770	30,430	N/A
Total interest expense	$1,836,413	$2,058,770	$1,835,118	N/A

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

March 31, 2020

4. Leverage — (continued)

increase up to an aggregate of $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the SVCP Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2020, SVCP was in full compliance with such covenants.

SBA Debentures

As of March 31, 2020, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2020, SVCP had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2020 and December 31, 2019 were as follows:

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

4. Leverage — (continued)

outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of March 31, 2020, TCPC Funding was in full compliance with such covenants.

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

March 31, 2020

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2020 and December 31, 2019 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2020	December 31, 2019
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Acquia Inc.	11/1/2025	1,803,792	1,803,792
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	769,231	769,231
Auto Trakk SPV, LLC	12/21/2021	3,193,208	3,193,208
Bisnow, LLC	9/21/2022	1,200,000	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	55,556	55,556
CAREATC, Inc.	3/14/2024	N/A	607,288
Certify, Inc.	2/28/2024	1,966,322	2,497,761
Donuts Inc.	9/17/2023	426,207	660,634
Dude Solutions Holdings, Inc.	6/14/2025	1,619,124	2,207,896
Edmentum, Inc.	6/9/2020	N/A	205,642
Home Partners of America, Inc.	10/13/2022	N/A	2,142,857
iCIMS, Inc.	9/12/2024	490,735	490,735
JAMF Holdings, Inc.	11/13/2022	1,214,052	1,214,052
Kellermeyer Bergensons Services, LLC	11/7/2026	1,960,784	3,464,052
Khoros LLC (Lithium)	10/3/2022	1,983,364	1,983,364
Patient Point Network Solutions, LLC	6/26/2022	N/A	176,190
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	N/A	671,356
Persado, Inc.	2/1/2025	3,512,831	N/A
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
ResearchGate GmBH	10/1/2022	8,286,000	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/3/2025	2,326,925	2,016,078
RigUp, Inc.	3/1/2024	9,666,667	N/A
Sandata Technologies, LLC	7/23/2024	N/A	2,250,000
Snow Software AB	4/17/2024	N/A	2,616,329
Space Midco, Inc. (Archibus)	12/5/2023	N/A	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Team Software, Inc.	9/17/2023	351,121	2,282,287
Telarix, Inc.	11/19/2023	N/A	178,571
TPC Intermediate Holdings, LLC	5/15/2020	4,100,294	4,363,137
Unanet, Inc.	5/31/2024	2,525,510	4,974,490
VSS-Southern Holdings, LLC	3/31/2022	N/A	1,027,397
Xactly Corporation	7/31/2022	1,405,501	1,405,501
Total Unfunded Balances		$53,132,114	$57,296,072

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

6. Related Party Transactions

The Company, SVCP, TCPC Funding, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2020 and December 31, 2019, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At March 31, 2020 and December 31, 2019, amounts reimbursable to the Advisor totaled $1.3 million and $1.6 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2020 and 2019, expenses allocated pursuant to the Administration Agreement totaled $0.5 million, and $0.6 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2020 and 2019:

	2020	2019
Shares Issued	486	193
Average Price Per Share	$6.25	$14.19
Proceeds	$3,039	$2,738

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2010

7. Stockholders’ Equity and Dividends — (continued)

trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 20, 2020, to be in effect through the earlier of two trading days after the Company’s first quarter 2020 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2020:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	1,000,000	$6.10	*	$6,100,190
______________

*	Weighted-average price per share

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2019:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	9,000	$13.96	*	$125,679
______________

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net increase (decrease) in net assets applicable to common shareholders resulting from operations	$(69,481,411)	$24,121,820
Weighted average shares outstanding	58,668,432	58,767,442
Earnings (loss) per share	$(1.18)	$0.41

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

9. Subsequent Events

In April 2020, the Company extended the maturity of its $270 million SVCP credit facility to May 6, 2024. The interest rate on the facility remained unchanged at LIBOR + 2.00%.

On April 30, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 11, 2020, the Company’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2020 to stockholders of record as of the close of business on June 16, 2020.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

10. Financial Highlights

	Three Months Ended March 31,
	2020	2019
Per Common Share
Per share NAV at beginning of period	$13.21	$14.13

Investment operations:
Net investment income	0.38	0.40
Net realized and unrealized losses	(1.56)	0.01
Total from investment operations	(1.18)	0.41

Repurchase of common stock	0.09	—
Distributions to common shareholders	(0.36)	(0.36)
Per share NAV at end of period	$11.76	$14.18

Per share market price at end of period	$6.25	$14.18

Total return based on market value (1), (2)	(53.0)%	11.5%
Total return based on net asset value (1), (3)	(8.3)%	2.9%

Shares outstanding at end of period	57,766,912	58,765,800

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2020

10. Financial Highlights — (continued)

	Three Months Ended March 31,
	2020	2019
Ratios to average common equity: (4)
Net investment income	11.7%	13.3%
Expenses excluding incentive compensation	10.2%	9.1%
Expenses including incentive compensation	10.2%	9.7%

Ending common shareholder equity	$679,583,911	$833,317,987
Portfolio turnover rate	4.7%	9.1%
Weighted-average leverage outstanding	$934,766,749	$808,228,913
Weighted-average interest rate on leverage	4.2%	4.8%
Weighted-average number of common shares	58,668,432	58,767,442
Average leverage per share	$15.93	$13.75
______________

(1)	Not annualized.

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

(4)	Annualized, except for incentive compensation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2020
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	—	3,708,428	—	(3,490,281)	—	—	218,147
AGY Holding Corp., Senior Secured Delayed Draw Term Loan A, 12%, due 9/15/20	24,344		—	46,712	1,144,606	—	1,191,318
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/20	33,806	1,114,120	—	—	33,795	—	1,147,915
AGY Holding Corp., Senior Secured Term Loan A1, 12%, due 9/15/20	166		—	24,912	224,211	—	249,123
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/20	156,911	5,171,151	—	—	156,858	—	5,328,009
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,433,968	—	(1,433,952)	—	—	16
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 6/9/20	495,420	17,609,276	—	(6,809,489)	492,687	—	11,292,474
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	80,131	3,675,888	—	—	79,848	—	3,755,736
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	7,084,470	—	(7,084,470)	—	—	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	68,690	5,235,978	—	(5)	262,892	—	5,498,865
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	461,515	10,740,023	—	(182,660)	235,323	—	10,792,686
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	148,296	8,281,661	—	(8)	148,150	—	8,429,803
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 8/31/20	40,718	—	—	30,383	3,677,040	—	3,707,423
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	44,408	1,635,903	—	—	—	—	1,635,903
Iracore Investments Holdings, Inc., Class A Common Stock	—	2,476,881	—	1,424,671	—	—	3,901,552
KAGY Holding Company, Inc., Series A Preferred Stock	—	—	—	—	—	—	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,925,848	—	(753,218)	—	—	6,172,630
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	391,407	—	(102,840)	—	—	288,567
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	395,290	—	(103,860)	—	—	291,430
Total	$1,554,405	$75,880,292	$—	$(18,434,105)	$6,455,410	$—	$63,901,597
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2020
36th Street Capital Partners Holdings, LLC, Membership Units	$428,419	$31,682,859	$—	$(3,795,252)	$—	$—	$27,887,607
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	1,225,033	40,834,419	—	—	—	—	40,834,419
Anacomp, Inc., Class A Common Stock	—	1,167,640	—	276,216	—	—	1,443,856
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	44,222	1,207,786	—	271,747	—	—	1,479,533
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units	407,000	14,269,948	—	(1,576,995)	1,500,000	—	14,192,953
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 5/26/20	—	3,289,438	—	—	—	—	3,289,438
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	2,208,823	—	(78,887)	—	—	2,129,936
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	26,635	2,300,366	—	(214,824)	—	(60,308)	2,025,234
United N661UA-767, LLC (Aircraft Trust Holding Company)	11,502	2,347,314	162,012	(121,954)	—	(2,387,372)	—
Total	$2,142,811	$99,308,593	$162,012	$(5,239,949)	$1,500,000	$(2,447,680)	$93,282,976
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

(2)	Also includes fee and lease income as applicable.

(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.

(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2020

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2019

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2020, 90.5% of our total assets were invested in qualifying assets.

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

As of March 31, 2020, none of our investments were categorized as Level 1, 2.3% were categorized as Level 2, 97.5% were Level 3 investments valued based on valuations by independent third party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2020, we invested approximately $143.0 million, comprised of new investments in six new and seven existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $134.2 million, or 93.8% of total acquisitions, were in senior secured loans. The remaining $8.8 million (6.2% of total acquisitions) was comprised primarily of $4.2 million (2.9% of total acquisitions) in unsecured notes and $4.6 million (3.2% of total acquisitions) in equity investments comprised primarily of $4.0 million in equity interests in portfolios of debt and lease assets and $0.6 million in equity positions received in connection with debt investments. Additionally, we received approximately $76.9 million in proceeds from sales or repayments of investments during the three months ended March 31, 2020.

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

At March 31, 2020, our investment portfolio of $1,625.9 million (at fair value) consisted of 108 portfolio companies and was invested 93.6% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.8% in senior secured loans, 4.7% in senior secured notes, 0.9% in junior notes, 0.2% in senior unsecured loans and 6.4% in equity investments. Our average portfolio company investment at fair value was approximately $15.1 million. Our largest portfolio company investment by value was approximately 4.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 16.4% of our portfolio at March 31, 2020.

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

The industry composition of our portfolio at fair value at March 31, 2020 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	12.0%
Diversified Financial Services	11.1%
Software	6.4%
Textiles, Apparel and Luxury Goods	6.2%
Professional Services	5.7%
Media	4.3%
Automobiles	4.2%
Diversified Consumer Services	4.0%
Diversified Telecommunication Services	3.9%
IT Services	3.8%
Insurance	3.8%
Airlines	3.3%
Consumer Finance	2.9%
Hotels, Restaurants and Leisure	2.6%
Capital Markets	2.6%
Health Care Technology	2.3%
Building Products	2.2%
Commercial Services and Supplies	1.8%
Energy Equipment and Services	1.8%
Thrifts and Mortgage Finance	1.7%
Tobacco Related	1.6%
Aerospace and Defense	1.6%
Pharmaceuticals	1.3%
Road and Rail	1.1%
Electrical Equipment	1.0%
Other	6.8%
Total	100.0%

The weighted average effective yield of our debt portfolio was 10.3% at March 31, 2020 and 10.3% at December 31, 2019. The weighted average effective yield of our total portfolio was 9.8% at March 31, 2020 and 9.7% at December 31, 2019. At March 31, 2020, 92.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.7% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.7% at March 31, 2020. At December 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.5% at December 31, 2019.

Results of operations

Investment income

Investment income totaled $41.3 million and $47.5 million, respectively, for the three months ended March 31, 2020 and 2019, of which $40.6 million and $46.9 million were attributable to interest and fees on our debt investments, $0.4 million and $0.5 million to dividend income, $0.1 million and $0.1 million to lease income and

$0.2 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $0.6 million and $2.6 million of non-recurring income related to prepayments for the three months ended March 31, 2020 and 2019, respectively. The decrease in investment income in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the higher prepayment income in the earlier period.

Expenses

Total operating expenses for the three months ended March 31, 2020 and 2019 were $19.2 million and $24.2 million, respectively, comprised of $11.0 million and $10.7 million in interest expense and related fees, $6.1 million and $6.0 million in base management and advisory fees, $0.5 million and $0.6 million in administrative expenses, $0.5 million and $0.4 million in legal and professional fees, $0.0 million and $5.4 million in incentive fee expense, and $1.1 million and $1.1 million in other expenses, respectively. The decrease in expenses in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily reflects the lower incentive fees in the first quarter of 2020 due to the Company's total return not exceeding the total return hurdle, partially offset by the somewhat higher interest expense and other costs related to the increase in outstanding debt but mitigated by the reduced average interest rate on outstanding debt.

Net investment income

Net investment income was $22.1 million and $23.3 million, respectively, for the three months ended March 31, 2020 and 2019. The decrease in net investment income in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the three months ended March 31, 2020.

Net realized and unrealized gain or loss

Net realized gain for the three months ended March 31, 2020 and 2019 was $5.0 million and $(0.3) million, respectively. Net realized gain for the three months ended March 31, 2020 was comprised primarily of a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned.

For the three months ended March 31, 2020 and 2019, the change in net unrealized appreciation/depreciation was $(96.5) million and $1.1 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2020 was primarily driven by spread widening and volatility across our portfolio related to the market impact of COVID-19. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2019 was comprised primarily of various market gains resulting from generally tighter spreads, partially offset by a $2.5 million markdown on Green Biologics

Incentive compensation

Beginning January 1, 2018, incentive compensation is paid to the Advisor as a fee and included in operating expenses in the Statement of Operations rather than as an allocation and distribution to SVCP's general partner within the Statement of Operations. Incentive compensation included in operating expenses for the three months ended March 31, 2020 and 2019 was $0.0 million and $5.4 million, respectively. There was no incentive compensation for the three months ended March 31, 2020 as a result of our cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the three months ended March 31, 2020 and 2019.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(69.5) million and $24.1 million for the three months ended March 31, 2020 and 2019, respectively. The lower net increase in net assets resulting from operations during the three months ended March 31, 2020 was primarily due to the higher net realized and unrealized loss and the lower net investment income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2020 and 2019:

	2020	2019
Shares Issued	486	193
Average Price Per Share	$6.25	$14.19
Proceeds	$3,039	$2,738

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 30, 2020, to be in effect through the earlier of two trading days after our second quarter 2020 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2020 and 2019:

	2020	2019
Shares Repurchased	1,000,000	9,000
Price Per Share *	$6.10	$13.96
Total Cost	$6,100,190	$125,679
______________

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at March 31, 2020 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2023 **	L+2.00%	†	$108,362,940	$161,637,060	$270,000,000
TCPC Funding Facility	2023	L+2.00%	‡	215,000,000	85,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,739,857	—	138,739,857
2022 Notes ($175 million par)	2022	4.125%		174,681,290	—	174,681,290
2024 Notes ($200 million par)	2024	3.900%		197,891,341	—	197,891,341
Total leverage				972,675,428	$258,637,060	$1,231,312,488
Unamortized issuance costs				(7,217,414)
Debt, net of unamortized issuance costs				$965,458,014
______________

*	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

†	As of March 31, 2020, $8.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%

‡	Subject to certain funding requirements

§	Weighted-average interest rate, excluding fees of 0.36% or 0.35%

**	In April 2020, the maturity was extended to May 6, 2024

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2020, the Company’s asset coverage ratio was 181%.

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

Net cash used in operating activities during the three months ended March 31, 2020 was $65.9 million. Our primary use of cash from operating activities during this period consisted of the settlement of acquisitions of investments (net of dispositions) of $63.7 million, partially offset by net investment income (net of non-cash income and expenses) of approximately $2.2 million.

Net cash provided by financing activities was $29.6 million during the three months ended March 31, 2020, consisting primarily of $56.9 million of net borrowings of debt, reduced by $21.2 million in regular dividends paid on common equity and $6.1 million in repurchases of common shares.

At March 31, 2020, we had $8.6 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2020, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2022 Convertible Notes, the 2022 Notes, the SVCP Facility, the TCPC Funding Facility and the 2024 Notes, mature in March 2022, August 2022, May 2023, May 2023 and August 2024, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the three months ended March 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the three months ended March 31, 2020 and 2019:

	2020	2019
Shares Issued	486	193
Average Price Per Share	$6.25	$14.19
Proceeds	$3,039	$2,738

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

Recent Developments

From April 1, 2020 through May 10, 2020, the Company has invested approximately $17.0 million primarily in two senior secured loans with a combined effective yield of approximately 10.6%.

In April 2020, the Company extended the maturity of its $270 million SVCP credit facility to May 6, 2024. The interest rate on the facility remained unchanged at LIBOR + 2.00%.

On April 30, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 11, 2020, the Company’s board of directors declared a second quarter regular dividend of $0.36 per share payable on June 30, 2020 to stockholders of record as of the close of business on June 16, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2020, 92.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2020, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 65.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2020 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$43,928,868	$(9,700,844)	$34,228,024
Up 200 basis points	28,390,955	(6,467,229)	21,923,726
Up 100 basis points	13,136,788	(3,233,615)	9,903,173
Down 100 basis points	(5,420,996)	3,233,615	(2,187,381)
Down 200 basis points	(5,832,005)	3,564,737	(2,267,268)
Down 300 basis points	(5,946,845)	3,564,737	(2,382,108)

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

PART II - Other Information

Item 1.         Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2020, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2020, except as below.
Events outside of our control, including public health crises such as Coronavirus (“COVID-19”), may negatively affect the results of our operations.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as “COVID-19” was first detected in China in December 2019 and has now been detected globally. On March 11, 2020, the World Health Organization announced that it had made the assessment that COVID-19 can be characterized as a pandemic. COVID-19, and concern about its spread has resulted in severe disruptions to global financial markets, restrictions on travel and gatherings of any measurable amount of people, including quarantines, expedited and enhanced health screenings, business and school closings, disruptions to employment and supply chains and reduced productivity, all of which have severely impacted business activity in virtually all economies, markets and sectors and negatively impacted the value of many financial and other assets.

The current economic situation and the unprecedented measures taken by state, local and national governments around the world to combat the spread of COVID-19 and its economic impacts, as well as various social, political and psychological tensions in the United States and around the world, may continue to contribute to severe market disruptions and volatility and reduced economic activity, may have long-term negative effects on the U.S. and worldwide financial markets and economy and may cause further economic uncertainties in the United States and worldwide.  It is difficult to predict how long the financial markets and economic activity will continue to be impacted by these events and the Company cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility on the Company include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;

•	inability of the Company to accurately or reliably value its portfolio;

•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;

•	inability of the Company to pay any dividends and distributions or service its debt;

•	inability of the Company to maintain its status as a regulated investment company under the Code;

•	potentially severe, sudden and unexpected declines in the value of our investments;

•	increased risk of default or bankruptcy by the companies in which we invest;

•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;

•	limited availability of new investment opportunities; and

•	general threats to the Company’s ability to continue investment operations and to operate successfully as a business development company.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None.

Item 4:         Mine Safety Disclosures.
None.

Item 5.	Other Information.
None

Item 6.     Exhibits

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.11	Description of Securities*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
______________

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011

(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018

(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: May 11, 2020
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: May 11, 2020
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer