Form 10-Q
period 2020-06-30
BlackRock TCP Capital Corp.
filed 2020-08-06
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2020

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

        The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 5, 2020 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2020

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,501,696,480 and $1,483,508,500, respectively)	$1,441,494,528	$1,474,318,011
Companies 5% to 25% owned (cost of $83,298,735 and $70,112,667, respectively)	72,109,739	75,880,291
Companies more than 25% owned (cost of $133,101,380 and $135,655,840, respectively)	93,976,682	99,308,593
Total investments (cost of $1,718,096,595 and $1,689,277,007, respectively)	1,607,580,949	1,649,506,895

Cash and cash equivalents	20,647,828	44,848,539
Accrued interest income:
Companies less than 5% owned	16,879,205	16,937,339
Companies 5% to 25% owned	877,983	665,165
Companies more than 25% owned	13,612	305,721
Deferred debt issuance costs	5,700,713	5,476,382
Receivable for investments sold	—	1,316,667
Prepaid expenses and other assets	4,412,062	3,012,488
Total assets	1,656,112,352	1,722,069,196

Liabilities
Debt, net of unamortized issuance costs of $6,722,818 and $7,711,684, respectively	926,612,575	907,802,387
Interest payable	10,719,015	10,837,121
Incentive compensation payable	5,245,304	4,753,671
Management and advisory fees payable	4,787,305	5,429,075
Payable to the Advisor	1,418,838	1,591,651
Payable for investments purchased	594,044	13,057,446
Accrued expenses and other liabilities	1,592,967	2,279,459
Total liabilities	950,970,048	945,750,810

Commitments and contingencies (Note 5)

Net assets	$705,142,304	$776,318,386

Composition of net assets
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 58,766,426 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$57,767	$58,766
Paid-in capital in excess of par	991,286,424	997,379,362
Distributable earnings (loss)	(286,201,887)	(221,119,742)
Net assets	$705,142,304	$776,318,386

Net assets per share	$12.21	$13.21

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$5,127,551	$5,065,332	$4,775,520	0.29%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$19,897,959	19,731,184	18,982,653	1.17%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	7.25%	5/31/2024	$2,448,980	2,429,246	2,336,327	0.14%	K/N
								27,225,762	26,094,500	1.60%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	8.19%	2/1/2022	$680,432	677,766	651,173	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	8.19%	2/1/2022	$788,829	785,739	754,910	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	8.19%	2/1/2022	$883,761	880,299	845,759	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	8.19%	2/1/2022	$654,632	652,067	626,482	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	8.19%	5/1/2022	$707,596	704,358	677,169	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	8.19%	5/1/2022	$736,544	733,174	704,873	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	8.19%	5/1/2022	$1,069,826	1,064,930	1,023,823	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	8.19%	8/1/2022	$526,997	524,465	504,336	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	8.19%	8/1/2022	$504,782	502,357	483,076	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(Q)	2.00%	5.00%	7.00%	9/27/2023	$2,301,105	2,277,261	2,094,005	0.13%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(Q)	2.00%	5.00%	7.00%	6/5/2023	$18,585,845	18,406,497	17,080,391	1.05%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/27/2024	$19,500,000	19,234,512	18,778,500	1.15%	N
								46,443,425	44,224,497	2.71%
Automobiles
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(M)	0.25%	10.75%	11.06%	1/1/2022	$40,633,155	40,585,763	37,992,000	2.33%	N
Autoalert, LLC	First Lien Term Loan	LIBOR(M)	0.25%	10.75%	11.06%	1/1/2022	$16,080,541	16,031,427	15,035,306	0.92%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25% Cash + 2.00% PIK	9.25%	2/1/2023	$16,431,137	16,247,442	15,905,341	0.98%	N
								72,864,632	68,932,647	4.23%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/31/2020	$843,703	843,437	826,829	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/31/2020	$34,129,016	34,116,706	33,446,436	2.05%	N
								34,960,143	34,273,265	2.10%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$15,080,645	14,754,931	14,598,065	0.90%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$6,169,355	6,067,322	5,971,935	0.37%	N
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	20,889,510	20,941,158	1.29%	L/N
								41,711,763	41,511,158	2.56%
Chemicals
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	0.00%	12/15/2025	$11,481,428	8,778,822	—	—	B/C/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	0.00%	9/15/2020	$1,147,915	1,147,915	493,602	0.03%	B/C/N
AGY Holding Corp.	Delayed Draw Term Loan A	Fixed	—	12.00%	12.00%	9/15/2020	$1,227,453	1,180,742	1,227,453	0.08%	B/N
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	0.00%	9/15/2020	$5,524,445	5,328,009	2,375,512	0.15%	B/C/N
AGY Holding Corp.	Sr Secured Term Loan A1	Fixed	—	12.00%	12.00%	9/15/2020	$447,260	403,663	447,260	0.03%	B/N
								16,839,151	4,543,827	0.29%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.50%	7.73%	11/7/2026	$1,430,719	$1,417,479	$1,374,921	0.08%	N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.50%	7.73%	11/7/2026	$—	—	(76,471)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$6,503,268	6,446,264	6,249,641	0.38%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	5.81%	9/17/2023	$7,220,080	7,128,646	6,981,818	0.43%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	5.81%	9/17/2023	$3,160,089	3,125,540	3,044,219	0.19%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	5.81%	9/17/2023	$13,167,038	13,030,769	12,732,526	0.78%	N
								31,148,698	30,306,654	1.86%
Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.50%	12.50%	5/24/2021	$218,814	218,814	218,814	0.01%	H/N
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan	Fixed	—	12.50%	12.50%	5/24/2021	$1,291,099	1,291,099	1,291,099	0.08%	H/L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan	Fixed	—	12.50%	12.50%	5/24/2021	$300,689	261,346	300,689	0.02%	H/L/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	982,840	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,507,933	0.15%	C/E/G/H/N
								7,427,064	5,301,375	0.32%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	10.00%	11.00%	7/25/2021	$2,618,329	2,595,301	1,882,055	0.12%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(Q)	1.00%	10.00%	11.00%	7/25/2021	$14,492,585	14,447,238	10,417,270	0.64%	L/N
								17,042,539	12,299,325	0.76%
Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	7.00%	12/21/2021	$23,971,792	23,843,902	23,971,792	1.46%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.79%	10/23/2024	$18,176,189	17,774,994	17,721,784	1.09%	N
Open Lending, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	3/11/2027	$4,968,750	4,825,172	4,869,375	0.30%	N
								46,444,068	46,562,951	2.85%
Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	12/9/2021	$5,567,601	5,567,601	5,567,601	0.34%	B/N
Edmentum, Inc.	First Lien Term Loan B	Fixed	—	9.50%	9.50%	6/9/2021	$10,854,749	10,051,136	10,854,749	0.67%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$8,577,324	8,577,324	8,577,324	0.53%	B/N
Edmentum, Inc.	Second Lien Revolver	Fixed	—	5.00% PIK	5.00%	12/9/2021	$5,662,896	5,662,896	5,662,896	0.35%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	12/9/2021	$18,510,773	18,317,887	17,363,105	1.07%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	12/9/2021	$3,835,546	3,835,546	3,835,546	0.24%	B/N
Educationcity Limited (Edmentum)	Sr Unsecured Promissory Note	Fixed	—	10.00%	10.00%	8/31/2020	$3,707,423	3,695,230	3,707,423	0.23%	B/N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(26,522)	(25,248)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$21,056,036	20,471,082	20,498,051	1.26%	N
								76,152,180	76,041,447	4.69%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$40,834,419	$40,834,418	$40,834,417	2.51%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.43%	10/1/2026	$27,105,263	26,864,225	22,361,842	1.37%	G/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.50%	4/12/2025	$38,000,000	38,000,000	32,148,000	1.97%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.00%	7.00%	8.25%	6/15/2025	$18,883,972	18,556,659	18,355,904	1.13%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.00%	7.00%	8.25%	6/15/2025	$820,771	806,980	794,998	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	7/20/2022	$2,333,333	2,305,438	2,333,333	0.14%	N
								127,367,720	116,828,494	7.17%
Diversified Telecommunication Services
American Broadband Holding Company	First Lien Term Loan	LIBOR(Q)	1.25%	7.25%	8.50%	10/25/2022	$14,767,131	14,569,010	14,855,734	0.91%	N
American Broadband Holding Company	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	7.25%	8.50%	10/25/2022	$1,232,272	1,232,272	1,239,665	0.08%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/29/2025	$24,840,563	24,668,572	24,045,665	1.48%	N
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,660,686	16,153,846	0.99%	N
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,406,250	7,321,862	7,048,528	0.43%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$357,143	353,441	339,893	0.02%	N
								73,805,843	63,683,331	3.91%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	0.00%	6/30/2021	$2,110,141	2,110,141	1,622,276	0.10%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	0.00%	9/30/2020	$6,578,877	6,578,877	3,140,756	0.19%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0.00%	9/30/2020	$8,668,850	8,668,850	2,046,716	0.13%	C/F/H/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	LIBOR(Q)	—	9.88%	10.25%	7/1/2020	$793,398	791,350	832,433	0.05%	L/N
								18,149,218	7,642,181	0.47%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	6.25%	6.56%	5/22/2023	$517,453	511,201	502,757	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	6.25%	6.56%	5/22/2023	$8,578,188	8,473,316	8,334,568	0.51%	N
								8,984,517	8,837,325	0.54%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Incremental Term Loan (4.0% Exit Fee)	LIBOR(Q)	2.00%	8.50%	0.00%	8/31/2021	$4,245,365	4,226,996	1,952,868	0.12%	C/L/N
GlassPoint Solar, Inc.	First Lien Incremental Term Loan A	LIBOR(Q)	2.00%	8.50%	10.50%	8/31/2021	$200,247	200,247	200,247	0.01%	N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	11.44%	0.00%	8/31/2021	$2,324,588	2,252,665	1,069,310	0.07%	C/L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	8.81%	9.81%	6/14/2022	$23,495,862	23,178,927	23,096,433	1.42%	N
								29,858,835	26,318,858	1.62%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,502,033	$8,365,676	$8,297,984	0.51%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(9,171)	(14,575)	—	K/N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$440,474	438,111	432,986	0.03%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$1,205,989	1,198,151	1,185,487	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$6,257,223	6,224,863	6,150,850	0.38%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$20,250,000	19,990,500	19,338,750	1.19%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$2,250,000	2,222,275	2,148,750	0.13%	K/N
								38,430,405	37,540,232	2.31%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	1.30% Cash + 8.45% PIK	10.06%	1/26/2022	$25,336,416	25,095,894	18,698,275	1.15%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	12/20/2021	$5,648,822	5,648,822	4,778,904	0.29%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	12/20/2021	$13,510,298	13,464,653	11,429,712	0.70%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	12/20/2021	$671,356	669,259	567,967	0.03%	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$2,400,518	2,382,829	2,196,474	0.13%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$143,159	142,385	130,991	0.01%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$551,950	551,950	505,034	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$1,029,338	1,024,254	941,844	0.06%	K/N
								48,980,046	39,249,201	2.40%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/31/2024	$4,514,583	4,445,751	4,388,626	0.27%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/31/2024	$—	(6,033)	(11,625)	—	K/N
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$14,636,031	14,345,706	14,196,950	0.87%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.50%	7.68%	12/19/2025	$28,000,000	27,815,259	27,160,000	1.67%	N
								46,600,683	45,733,951	2.81%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	1.00%	6.76%	7.83%	5/20/2025	$13,890,209	13,649,295	13,445,722	0.83%	N

Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	16,344,166	16,132,878	0.99%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$—	(32,103)	(55,918)	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(Q)	1.50%	5.63% Cash + 2.50% PIK	9.63%	10/1/2022	$52,789,813	52,649,346	53,739,949	3.30%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(Q)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,578,598	28,420,000	1.75%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,502,987	33,851,250	2.08%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,235,725	7,470,000	0.46%	N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR(Q)	1.38%	8.13%	9.50%	9/30/2021	$29,189,817	29,064,735	30,678,497	1.88%	H/N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(Q)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,702,950	8,711,822	0.54%	L/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.18%	4/2/2027	$9,903,019	9,720,263	9,209,807	0.57%	N
ResearchGate GmBH (Germany)	First Lien Term Loan	EURIBOR(Q)	—	8.55%	8.55%	10/1/2022	€6,714,000	7,932,722	8,092,217	0.50%	D/H/L/N
								192,699,389	196,250,502	12.07%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
IT Services
Donuts Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	9/17/2023	$608,276	$587,665	$592,345	0.04%	N
Donuts Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	9/17/2023	$10,619,654	10,398,883	10,456,111	0.64%	N
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$10,448,202	10,068,661	10,065,101	0.62%	L/N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.94%	10/11/2026	$21,466,800	21,235,352	18,439,981	1.13%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,928,251	4,906,704	0.30%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,698,660	2,677,833	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,883,465	6,823,054	0.42%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$—	(7,157)	(15,388)	—	K/N
								56,793,780	53,945,741	3.31%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.75%	8.97%	6/15/2024	$55,556	54,765	51,328	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75%	6.75%	6/15/2024	$111,111	109,532	102,656	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.82%	6/15/2024	$1,521,851	1,499,755	1,406,038	0.09%	N
								1,664,052	1,560,022	0.10%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	9.00%	9.31%	9/21/2022	$1,200,000	1,191,340	1,155,120	0.07%	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	7.81%	9/21/2022	$9,500,712	9,417,565	9,145,386	0.56%	N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,036,564	6,868,025	0.42%	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$764,068	748,190	707,527	0.04%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$227,614	221,727	210,771	0.01%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,663,360	20,111,996	1.24%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.18%	10/19/2026	$25,000,000	24,770,837	18,833,375	1.16%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,557,106	12,768,758	0.78%	L/N
								76,606,689	69,800,958	4.28%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	—	6.50%	6.74%	12/13/2022	$4,806,644	4,777,479	4,205,813	0.26%	N

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	4/13/2021	$1,635,903	1,635,902	1,635,903	0.10%	B/N

Personal Products
Olaplex, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	1/8/2025	$1,340,000	1,315,497	1,326,600	0.08%	N
Olaplex, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	1/8/2026	$13,574,623	13,323,130	13,438,877	0.83%	N
								14,638,627	14,765,477	0.91%
Pharmaceuticals
Cambrex Corporation	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/4/2027	$15,441,176	15,153,309	14,746,324	0.91%	N
P&L Development, LLC	First Lien Term Loan	LIBOR(Q)	2.00%	7.50%	9.50%	6/28/2024	$8,601,667	8,421,953	8,580,162	0.53%	G/N
								23,575,262	23,326,486	1.44%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,772,306	$20,562,817	$20,502,266	1.26%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$—	(13,479)	(19,628)	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	6/1/2025	$7,611,914	7,555,624	4,947,744	0.30%	G/N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.50%	8.57%	6/13/2025	$588,772	547,275	537,991	0.03%	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.57%	6/13/2025	$16,927,201	16,591,133	16,537,876	1.02%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.57%	6/13/2025	$2,233,091	2,184,954	2,181,729	0.13%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$—	(1,708)	(3,967)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,311,446	2,274,428	0.14%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(M)	—	8.50%	8.68%	3/5/2027	$5,820,856	5,663,736	5,093,249	0.31%	N
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(Q)	1.50%	7.00%	8.50%	3/1/2024	$19,333,333	18,793,280	18,869,333	1.16%	L/N
								74,195,078	70,921,021	4.35%
Real Estate Management and Development
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR(M)	—	6.75%	6.93%	12/13/2021	$2,304,194	2,280,373	2,249,815	0.14%	N
Florida East Coast Industries, LLC	First Lien Incremental Lien Term Loan B	LIBOR(M)	—	6.75%	6.93%	12/13/2021	$869,913	865,036	849,383	0.05%	N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	6.50%	12/5/2023	$4,444,444	4,379,767	4,186,667	0.25%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.50%	12/5/2023	$277,778	273,811	261,667	0.02%	K/N
								7,798,987	7,547,532	0.46%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.43%	5/15/2027	$19,382,324	19,027,845	15,622,153	0.95%	N

Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	2/28/2024	$2,657,192	2,614,349	2,576,839	0.16%	N
Certify, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,304,188	22,794,034	1.40%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	6.75%	2/28/2024	$159,432	143,762	132,647	0.01%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	7.00%	7.42%	11/13/2022	$3,606,829	3,570,303	3,606,468	0.22%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	—	7.00%	7.42%	11/13/2022	$4,800,389	4,747,818	4,799,909	0.29%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	—	7.00%	7.42%	11/13/2022	$—	(5,616)	(57)	—	K/N
Marketlive, LLC (Kibo)	First Lien Term Loan	LIBOR(M)	1.00%	8.00%	9.08%	12/18/2020	$5,051,069	5,005,646	4,944,997	0.30%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.09%	5/3/2025	$226,643	198,631	185,224	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00% Cash + 1.00% PIK	8.09%	5/3/2025	$14,506,451	14,266,161	14,158,296	0.87%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/3/2025	$1,193,822	1,173,986	1,164,873	0.07%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.09%	5/3/2025	$—	(13,384)	(19,577)	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.00% Cash + 1.00% PIK	8.09%	5/3/2025	$1,226,447	1,206,228	1,197,012	0.07%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$10,373,317	10,206,316	10,389,914	0.64%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$11,543,865	11,339,036	11,562,336	0.71%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$4,360,548	4,293,698	4,360,548	0.27%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(Q)	1.00%	8.42%	9.42%	8/9/2024	$13,937,737	13,613,206	13,519,605	0.83%	N
								95,664,328	95,373,068	5.85%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.74%	2/12/2025	$628,618	594,044	590,901	0.04%	N
Calceus Acquisition, Inc. (Cole Haan)	Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,400,238	21,600,000	1.33%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	8.84%	9.84%	9/12/2022	$5,853,458	5,780,413	5,753,949	0.35%	N
								25,774,695	27,944,850	1.72%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	5/1/2022	$—	$(7,427)	$—	—	K/N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/1/2022	$10,986,665	10,922,753	11,041,598	0.67%	N
								10,915,326	11,041,598	0.67%
Textiles, Apparel and Luxury Goods
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	12/28/2023	$18,552,416	18,452,062	18,645,178	1.15%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	10.50%	10/12/2023	$10,793,402	10,578,577	10,793,402	0.66%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$39,305,971	38,532,954	39,738,337	2.44%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$27,664,640	27,412,417	26,364,402	1.62%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$5,307,692	5,256,937	5,058,231	0.31%	N
								100,232,947	100,599,550	6.18%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	4/17/2024	$24,702,886	24,575,847	24,949,915	1.53%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/13/2022	$2,857,143	2,831,990	2,857,143	0.18%	N
								27,407,837	27,807,058	1.71%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00% Cash + 1.50% PIK	11.00%	8/2/2023	$26,452,995	26,240,878	26,691,072	1.64%	N

Total Debt Investments - 212.5% of Net Assets								1,583,735,088	1,498,409,745	92.03%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	4,016,637	0.25%	C/N

Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest					6/28/2030	7	2,910,423	2,910,354	0.18%	C/E/N

Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)					2/7/2030	287	645,121	637,788	0.05%	C/E/N

Chemicals
AGY Holding Corp.	Common Stock						1,333,527	—	—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock						9,778	1,091,200	—	—	B/C/E/N
								1,091,200	—	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock						26,576,710	4,902,674	327	—	C/D/H/N

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	—	—	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units					2/23/2028	788,112	1	—	—	B/C/E/N
								680,227	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	$22,199,416	$30,710,746	1.89%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		15,769,948	15,769,948	14,981,451	0.92%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,757,364	1,757,364	2,269,250	0.14%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		20,205,473	20,205,473	21,065,390	1.29%	E/I/N
				59,932,201	69,026,837	4.24%
Diversified Telecommunication Services
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	675,470	0.04%	C/D/E/H/N

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	—	—	C/E/N
				10,445,018	—	—
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units		8,020,824	7,511,391	7,699,991	0.48%	C/N
TCFI Amteck Holdings, LLC	Common Units		362,513	395,336	2,287,457	0.14%	C/N
				7,906,727	9,987,448	0.62%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,448,000	754,005	—	—	C/E/N

Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	511,349	1,086,086	0.07%	C/E/N
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	307,600	0.02%	C/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	1,213,929	0.07%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	399,836	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	466,967	0.03%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	335,168	0.02%	C/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	130,000	0.01%	C/D/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,900,000	0.30%	C/E/N
				2,470,121	8,839,586	0.54%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	79,524	—	C/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	$—	$187,163	0.02%	C/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	5,427,764	0.34%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	222,922	0.01%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	225,134	0.01%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	57,878	—	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	5,978,841	0.36%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	4,485,545	0.29%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	640,320	0.04%	C/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	814,211	0.06%	C/E/N

Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	386,277	0.02%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	504,876	0.03%	C/E/N
				766,613	891,153	0.05%

Total Equity Securities				134,361,507	109,171,204	6.70%

Total Investments				$1,718,096,595	$1,607,580,949

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					20,647,828	1.27%
Cash and Cash Equivalents					20,647,828	1.27%

Total Cash and Investments - 230.9% of Net Assets					$1,628,228,777	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.
(C)Non-income producing.
(D)Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure.
(E)Restricted security. (See Note 2)
(F)Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% of the outstanding voting securities of the issuer nor deemed to be a significant subsidiary. See Consolidated Schedule of Changes in Investments in Affiliates.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2020

(G)Investment has been segregated to collateralize certain unfunded commitments.
(H)Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(I)Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(J)Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(K)Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(L)In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(M)All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.
(N) Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $199,017,452 and $178,695,161, respectively, for the six months ended June 30, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2020 was $1,539,828,537 or 94.6% of total cash and investments of the Company. As of June 30, 2020, approximately 9.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act..

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$5,127,551	$5,059,515	$5,135,971	0.30%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$19,897,959	19,710,909	19,919,847	1.18%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$—	(21,632)	—	—	K/N
								24,748,792	25,055,818	1.48%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$801,784	797,527	801,784	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$942,947	937,941	942,947	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$1,066,574	1,060,912	1,066,574	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$768,185	764,107	768,185	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$817,276	812,522	817,276	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$853,632	848,667	853,632	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$1,272,196	1,264,796	1,272,196	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$581,841	578,354	581,841	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$554,715	551,390	554,715	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	—	5.25%	7.00%	9/27/2023	$2,655,121	2,623,792	2,620,870	0.15%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	—	5.00%	6.75%	6/5/2023	$21,683,485	21,440,802	21,653,129	1.28%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/27/2024	$12,500,000	12,187,500	12,250,000	0.72%	N
								43,868,310	44,183,149	2.61%
Automobiles
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$38,966,342	38,845,649	39,356,005	2.32%	N
Autoalert, LLC	First Lien Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$15,420,901	15,313,907	15,575,110	0.92%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	—	6.25% Cash+2.00% PIK	10.25%	2/1/2023	$16,183,673	15,965,712	16,345,510	0.96%	N
								70,125,268	71,276,625	4.20%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$875,631	875,023	875,106	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$35,420,561	35,395,034	35,399,308	2.09%	N
								36,270,057	36,274,414	2.14%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$15,080,645	14,733,952	15,082,153	0.89%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$6,169,355	6,059,721	6,169,972	0.36%	N
								20,793,673	21,252,125	1.25%
Chemicals
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$10,315,515	8,778,822	3,708,428	0.22%	B/C/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$1,114,120	1,114,120	1,114,120	0.07%	B/N
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$5,171,151	5,171,151	5,171,151	0.31%	B/N
								15,064,093	9,993,699	0.60%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	$—	$(13,529)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	—	(17,647)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$6,535,948	6,472,583	6,477,124	0.38%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$7,220,080	7,114,156	7,172,428	0.42%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$1,228,924	1,189,152	1,205,750	0.07%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$13,167,038	13,012,854	13,080,136	0.77%	N
								27,788,745	27,904,262	1.64%
Communications Equipment
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$1,214,371	1,214,371	1,214,371	0.07%	L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$282,820	238,768	282,820	0.02%	L/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	1,074,115	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,740,841	0.16%	C/E/G/H/N
								7,108,944	5,312,147	0.31%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$2,536,311	2,502,108	2,090,739	0.12%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (5.4% Exit Fee)	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$14,031,084	13,959,042	11,566,142	0.67%	L/N
								16,461,150	13,656,881	0.79%
Construction Materials
Brannan Sand and Gravel Company, LLC	First Lien Term Loan	LIBOR(Q)	—	5.25%	7.25%	7/3/2023	$6,682,556	6,612,301	6,652,484	0.39%	N

Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	8.24%	12/21/2021	$23,971,792	23,800,742	23,749,039	1.40%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.54%	10/23/2024	$19,346,662	18,873,298	19,031,311	1.12%	N
								42,674,040	42,780,350	2.52%
Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$5,235,973	5,235,973	5,235,978	0.31%	B/N
Edmentum, Inc.	First Lien Term Loan B	LIBOR(Q)	—	8.50%	10.43%	6/9/2021	$10,740,023	9,566,580	10,740,023	0.63%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$8,281,653	8,281,653	8,281,661	0.49%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$17,609,276	17,536,516	17,609,276	1.04%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,675,888	3,675,888	3,675,888	0.22%	B/N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$—	(30,874)	(38,827)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$22,934,229	22,203,944	22,062,728	1.30%	N
								66,469,680	67,566,727	3.99%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$40,834,419	40,834,418	40,834,419	2.41%	E/F/N/O
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	10.05%	10/1/2026	$27,105,263	26,845,399	26,788,945	1.58%	G
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.45%	4/12/2025	$38,000,000	38,000,000	37,604,800	2.22%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$18,979,469	18,625,118	18,629,867	1.10%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$824,958	810,028	809,366	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.90%	7/20/2022	$2,333,333	2,299,659	2,335,900	0.14%	N
								127,414,622	127,003,297	7.50%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Diversified Telecommunication Services
American Broadband Holding Company	First Lien Term Loan	LIBOR(M)	1.25%	7.25%	9.05%	10/25/2022	$15,395,873	$15,151,000	$15,796,166	0.93%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.94%	9/29/2025	$24,840,563	24,660,905	24,571,540	1.45%
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.05%	11/1/2025	$25,846,154	25,648,456	12,509,538	0.74%
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2023	$799,588	787,670	796,310	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2020	$525,686	519,722	522,453	0.03%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	7.94%	10/31/2020	$—	—	(16,811)	—	K/N
Telarix, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$7,443,750	7,348,457	7,349,959	0.43%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$178,571	174,365	174,071	0.01%	N
								74,290,575	61,703,226	3.64%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,207,785	0.07%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	0.00%	5/26/2020	$6,578,877	6,578,877	3,289,438	0.19%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0.00%	5/26/2020	$8,668,850	8,668,850	2,208,823	0.13%	C/F/H/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	9.88%	11.81%	7/1/2020	$1,033,398	1,024,722	942,562	0.06%	L/N
								18,046,256	7,648,608	0.45%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$497,143	490,068	497,143	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$16,237,115	16,003,295	16,237,115	0.96%	N
								16,493,363	16,734,258	0.99%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	8.50%	10.44%	12/31/2020	$4,167,831	4,147,728	3,999,033	0.24%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	11.44%	13.38%	12/31/2020	$2,276,123	2,204,998	2,226,731	0.13%	L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	2.00%	8.81%	10.81%	6/14/2022	$23,614,465	23,255,646	23,371,236	1.38%	N
								29,608,372	29,597,000	1.75%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$8,502,033	8,351,441	8,483,328	0.50%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$—	(10,223)	(1,336)	—	K/N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$264,285	261,418	262,347	0.02%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$1,239,799	1,229,504	1,234,344	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$6,432,648	6,389,679	6,404,344	0.38%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$20,250,000	19,961,722	19,942,200	1.18%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$—	(30,795)	(34,200)	—	K/N
								36,152,746	36,291,027	2.15%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	2.80% Cash+8.45% PIK	13.25%	1/26/2022	$24,564,304	$24,250,372	$22,591,790	1.33%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$5,678,264	5,678,264	5,735,615	0.34%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$13,583,579	13,524,243	13,720,773	0.81%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$—	(2,686)	—	—	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50% Cash+2.00% PIK	10.44%	3/31/2022	$2,395,992	2,373,398	2,443,913	0.14%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50% Cash+2.00% PIK	10.44%	3/31/2022	$142,889	141,895	145,747	0.01%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50%	8.44%	3/31/2022	$550,909	550,909	561,927	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50% Cash+2.00% PIK	10.44%	3/31/2022	$—	(6,733)	—	—	K/N
								46,509,662	45,199,765	2.66%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$4,537,500	4,461,178	4,479,420	0.26%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$—	(6,724)	(5,333)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/19/2025	$28,000,000	27,801,191	27,860,000	1.64%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$5,318,571	5,296,361	5,295,702	0.31%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$1,714,286	1,708,138	1,706,914	0.10%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$6,020,424	6,002,687	5,994,536	0.35%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$3,934,469	3,918,004	3,917,550	0.23%	N
								49,180,835	49,248,789	2.89%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	—	6.76%	8.56%	5/20/2025	$13,960,362	13,698,968	13,635,085	0.79%	N

Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$16,648,997	16,321,473	16,345,985	0.96%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$—	(35,084)	(32,829)	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	—	5.63% Cash+2.50% PIK	9.94%	10/1/2022	$52,127,502	51,828,896	51,270,531	3.03%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(Q)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,522,676	28,464,800	1.68%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	7.25%	9.19%	10/1/2022	$33,750,000	33,445,277	33,237,000	1.96%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR(Q)	1.37%	8.13%	10.06%	9/30/2021	$30,906,865	30,717,380	30,545,254	1.80%	H/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	9.71%	4/2/2027	$9,903,019	9,708,757	9,878,261	0.58%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR (M)	—	8.55%	8.55%	10/1/2022	€7,500,000	7,856,974	7,952,439	0.47%	D/H/L/N
								177,366,349	177,661,441	10.48%
IT Services
Apptio, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$11,812,993	11,598,319	11,567,282	0.68%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$—	(12,904)	(16,000)	—	K/N
Donuts Inc.	First Lien Revolver	LIBOR(M)	1.00%	6.25%	8.15%	9/17/2023	$373,849	350,320	364,746	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.19%	9/17/2023	$10,910,690	10,653,623	10,814,676	0.64%	N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	9.49%	10/11/2026	$16,280,678	16,166,395	15,715,983	0.93%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$4,996,644	4,913,115	4,990,148	0.29%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$2,726,918	2,692,315	2,723,373	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$16,397,517	16,210,453	16,376,200	0.97%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$—	(14,579)	(1,827)	—	K/N
								62,557,057	62,534,581	3.69%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	7.76%	6/15/2024	$55,556	$54,693	$53,556	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$111,111	108,557	105,111	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$1,504,611	1,480,597	1,450,445	0.09%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR(M)	—	13.50%	15.20%	2/1/2021	$5,672,712	5,637,816	5,588,188	0.33%	L/N
								7,281,663	7,197,300	0.43%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$—	(10,270)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$10,557,386	10,446,491	10,628,121	0.63%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(7,100)	(5,736)	—	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(19,127)	(19,255)	—	K/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$7,131,905	7,016,707	7,042,043	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$20,884,731	20,616,273	20,621,583	1.22%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	8.80%	10/19/2026	$25,000,000	24,753,355	22,687,500	1.34%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,528,197	12,709,103	0.75%	L/N
								75,324,526	73,663,359	4.36%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(M)	—	6.50%	8.35%	12/13/2022	$4,943,976	4,909,287	4,845,097	0.29%

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.88%	4/13/2021	$1,635,903	1,635,902	1,635,903	0.10%	B/N

Pharmaceuticals
Cambrex Corporation	Second Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.70%	12/6/2027	$15,441,176	15,133,798	15,363,971	0.91%	N
P&L Development, LLC	First Lien Term Loan	LIBOR(Q)	2.00%	7.50%	9.50%	6/28/2024	$8,645,000	8,447,637	8,601,775	0.51%	G/N
								23,581,435	23,965,746	1.42%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$20,772,306	20,522,294	20,851,241	1.23%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$—	(16,489)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	9.69%	6/1/2025	$7,611,914	7,551,528	7,155,199	0.42%	G/N
Discoverorg, LLC	Second Lien Term Loan	LIBOR(M)	—	8.50%	10.19%	2/1/2027	$15,000,000	14,795,054	15,075,000	0.89%	G
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$—	(45,365)	(40,404)	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$16,927,201	16,566,086	16,617,434	0.98%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$—	(7,699)	(11,385)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$9,482,016	9,315,912	9,262,034	0.55%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	10.44%	3/5/2026	$5,820,856	5,658,368	5,588,022	0.33%	N
STG-Fairway Acquisitions, Inc.(First Advantage)	Second Lien Term Loan	LIBOR(M)	1.00%	9.25%	11.05%	6/30/2023	$31,000,000	30,701,658	31,000,000	1.83%	N
								105,041,347	105,497,141	6.23%
Real Estate Management and Development
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$2,321,694	2,289,777	2,310,086	0.14%	N
Florida East Coast Industries, LLC	First Lien Incremental Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$876,520	869,946	872,138	0.05%	N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$4,444,444	4,371,064	4,371,111	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$—	(4,371)	(4,583)	—	K/N
								7,526,416	7,548,752	0.45%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.04%	5/15/2027	$19,382,324	19,008,604	18,796,978	1.11%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$1,594,315	$1,547,623	$1,537,877	0.09%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$23,383,293	23,292,776	22,969,408	1.36%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$159,432	143,495	140,619	0.01%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$3,606,829	3,563,940	3,606,829	0.21%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$14,160,797	13,978,598	14,160,797	0.84%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	11/13/2022	$—	(14,355)	—	—	K/N
Marketlive, LLC (Kibo)	First Lien Term Loan	LIBOR(Q)	—	8.00%	9.91%	12/18/2020	$5,076,516	4,988,719	4,989,707	0.29%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	8.60%	5/3/2025	$224,401	193,557	190,964	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash+1.00% PIK	8.72%	5/3/2025	$14,362,948	14,098,242	14,084,307	0.82%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.30%	5/3/2025	$689,257	667,641	665,857	0.04%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$13,081,645	12,846,264	12,860,565	0.76%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$14,557,807	14,269,367	14,311,780	0.84%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$1,744,219	1,668,977	1,670,526	0.10%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	10.22%	8/9/2024	$14,007,952	13,649,539	13,665,177	0.81%	N
								104,894,383	104,854,413	6.18%
Specialty Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	10.54%	9/12/2022	$6,410,930	6,314,032	6,404,519	0.38%	N

Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$—	(9,446)	(3,893)	—	K/N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$11,142,879	11,057,992	11,110,565	0.66%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	5/5/2025	$2,880,000	2,854,404	2,558,405	0.15%
								13,902,950	13,665,077	0.81%
Textiles, Apparel and Luxury Goods
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.55%	9/29/2025	$11,967,243	11,888,882	11,987,228	0.71%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	9.50%	12/28/2023	$23,528,829	23,383,523	23,507,653	1.39%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	12.00%	10/12/2023	$10,793,402	10,549,564	10,793,402	0.64%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.91%	10/12/2023	$39,823,155	38,936,624	39,624,039	2.34%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	6.75%	8.75%	7/16/2025	$27,664,640	27,395,096	27,410,125	1.62%	N
								112,153,689	113,322,447	6.70%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.93%	4/17/2024	$24,826,865	24,672,974	25,571,671	1.51%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$—	—	—	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$2,857,143	2,826,874	2,857,145	0.17%	N
								27,499,848	28,428,816	1.68%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(M)	1.50%	7.00%	8.90%	8/2/2023	$26,315,789	26,067,931	26,202,632	1.55%	N

Total Debt Investments								1,564,445,871	1,535,193,938	90.60%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	6,333,559	0.38%	C/N
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,165,433	2,300,366	0.14%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,225,361	2,347,314	0.14%	E/F/N
								5,246,107	10,981,239	0.66%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Chemicals
AGY Holding Corp.	Common Stock		1,333,527	$—	$—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	—	—	B/C/E/N
				1,091,200	—	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	3,523	—	C/D/H/N

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	1,433,968	0.08%	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	1	7,084,470	0.42%	B/C/E/N
				680,227	8,518,438	0.50%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	31,682,859	1.87%	E/F/N/O
Conventional Lending TCP Holdings, LLC	Membership Units		14,269,948	14,269,948	14,269,948	0.84%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,772,812	1,772,812	2,384,330	0.14%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		18,039,482	18,039,482	18,764,975	1.11%	E/I/N
				56,281,658	67,102,112	3.96%
Diversified Telecommunication Services
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	95,280	0.01%	C/D/E/H/N

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	29,070	—	C/E/N
				10,445,018	29,070	—
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	400,000	248,555	113,280	0.01%	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,048,000	505,450	579,992	0.03%	C/E/N
				754,005	693,272	0.04%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	$511,349	$509,086	0.03%	C/E/N
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	271,044	0.02%	C/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,687,500	297,361	347,063	0.02%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	180,797	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	396,397	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	335,614	0.02%	C/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	205,018	0.01%	C/D/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,600,000	0.27%	C/E/N
				2,258,677	6,845,019	0.40%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	47,518	—	C/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	526,350	0.03%	C/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,925,847	0.41%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	391,407	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	395,290	0.02%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	64,803	—	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	7,822,490	0.45%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	2,476,881	0.15%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,167,641	0.07%	C/E/F/N
Findly Talent, LLC	Membership Units		708,229	230,938	123,939	0.01%	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	5,380,520	0.32%	C/E/N
				27,267,418	6,672,100	0.40%
Semiconductors and Semiconductor Equipment
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	667,570	0.04%	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	838,607	0.05%	C/E/N
				1,451,990	1,506,177	0.09%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	$188,770	$469,687	0.03%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	523,801	0.03%	C/E/N
				766,612	993,488	0.06%

Total Equity Securities				124,831,136	114,312,957	6.75%

Total Investments				$1,689,277,077	$1,649,506,895

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					44,848,539	2.65%
Cash and Cash Equivalents					44,848,539	2.65%

Total Cash and Investments					$1,694,355,434	100.00%	M

Notes to Consolidated Schedule of Investments:

(A)Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)Non-controlled affiliate – as defined under the Investment Company Act of 1940 (ownership of between 5% and 25% of the outstanding voting  securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.
(C)Non-income producing.
(D)Investment denominated in foreign currency.  Cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure.
(E)Restricted security. (See Note 2)
(F)Controlled issuer – as defined under the Investment Company Act of 1940 (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% of the outstanding voting securities of the issuer nor deemed to be a significant subsidiary.  See Consolidated Schedule of Changes in Investments in Affiliates.
(G)Investment has been segregated to collateralize certain unfunded commitments.
(H)Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(I)Deemed an investment company under Section 3(c) of the Investment Company Act and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act.  Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(J)Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(K)Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(L)In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(M)All cash and investments, except those referenced in Notes G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.
(N)Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.
(O)36th Street Capital Partners Holdings, LLC holds common and preferred interests in a pool of equipment loans and leases made by 36th Street Capital Partners, LLC.

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

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$34,939,196	$40,843,623	$70,928,532	$83,800,277
Companies 5% to 25% owned	451,965	983,755	1,004,241	1,713,023
Companies more than 25% owned	1,518,141	902,019	3,194,397	1,798,275
PIK interest income:
Companies less than 5% owned	2,557,814	4,160,072	3,969,445	5,838,088
Companies 5% to 25% owned	863,826	741,170	1,865,956	1,457,796
Dividend income:
Companies more than 25% owned	301,725	392,198	730,145	872,602
Lease income:
Companies more than 25% owned	—	74,457	38,136	148,914
Other income:
Companies less than 5% owned	3,832,958	77,331	3,985,972	86,179
Companies 5% to 25% owned	648,799	—	648,799	—
Total investment income	45,114,424	48,174,625	86,365,623	95,715,154

Operating expenses
Interest and other debt expenses	10,645,437	11,144,631	21,601,082	21,832,263
Management and advisory fees	5,804,143	6,119,490	11,921,185	12,154,231
Incentive fee	5,245,304	4,830,994	5,245,304	10,184,410
Administrative expenses	539,947	599,559	1,079,894	1,199,118
Legal fees, professional fees and due diligence expenses	502,658	430,876	1,001,068	868,013
Director fees	208,000	202,328	440,232	391,126
Insurance expense	175,080	128,742	350,161	256,070
Custody fees	111,773	97,603	223,440	197,213
Other operating expenses	829,709	806,764	1,397,958	1,498,974
Total operating expenses	24,062,051	24,360,987	43,260,324	48,581,418

Net investment income	21,052,373	23,813,638	43,105,299	47,133,736

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Investments in companies less than 5% owned	(383,875)	(37)	4,410,583	(300,359)
Investments in companies 5% to 25% owned	—	—	—	43,320
Investments in companies more than 25% owned	(32,062)	—	129,950	—
Net realized gain (loss)	(415,937)	(37)	4,540,533	(257,039)

Change in net unrealized appreciation/depreciation	25,714,831	(34,637,483)	(70,775,975)	(33,578,759)
Net realized and unrealized gain (loss)	25,298,894	(34,637,520)	(66,235,442)	(33,835,798)

Net increase (decrease) in net assets resulting from operations	$46,351,267	$(10,823,882)	$(23,130,143)	$13,297,938

Basic and diluted earnings (loss) per common share	$0.80	$(0.18)	$(0.40)	$0.23

Basic and diluted weighted average common shares outstanding	57,766,916	58,765,802	58,217,663	58,766,618

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727
Issuance of common stock from dividend reinvestment plan	193	—	2,738	—	2,738
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	23,320,098	23,320,098
Net realized and unrealized gain	—	—	—	801,722	801,722
Regular dividends paid to common shareholders	—	—	—	(21,155,619)	(21,155,619)
Balance at March 31, 2019	58,765,800	$58,766	$999,950,251	$(166,691,030)	$833,317,987

Issuance of common stock from dividend reinvestment plan	200	—	2,843	—	2,843
Net investment income	—	—	—	23,813,638	23,813,638
Net realized and unrealized gain	—	—	—	(34,637,520)	(34,637,520)
Regular dividends paid to common shareholders	—	—	—	(21,155,688)	(21,155,688)
Balance at June 30, 2019	58,766,000	$58,766	$999,953,094	$(198,670,600)	$801,341,260

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386
Issuance of common stock from dividend reinvestment plan	486	1	3,038	—	3,039
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—	(6,100,190)
Net investment income	—	—	—	22,052,924	22,052,924
Net realized and unrealized loss	—	—	—	(91,534,335)	(91,534,335)
Regular dividends paid to common shareholders	—	—	—	(21,155,913)	(21,155,913)
Balance at March 31, 2020	57,766,912	$57,767	$991,283,210	$(311,757,066)	$679,583,911

Issuance of common stock from dividend reinvestment plan	352	—	3,214	—	3,214
Net investment income	—	—	—	21,052,373	21,052,373
Net realized and unrealized gain	—	—	—	25,298,894	25,298,894
Regular dividends paid to common shareholders	—	—	—	(20,796,088)	(20,796,088)
Balance at June 30, 2020	57,767,264	$57,767	$991,286,424	$(286,201,887)	$705,142,304

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net increase (decrease) in net assets applicable to common shareholders resulting from operations	$(23,130,143)	$13,297,938
Adjustments to reconcile net increase (decrease) in net assets applicable to common shareholders resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss)	(4,540,533)	257,039
Change in net unrealized appreciation/depreciation of investments	70,744,059	33,578,725
Net amortization of investment discounts and premiums	(3,956,764)	(6,821,574)
Amortization of original issue discount on convertible debt	596,162	615,313
Interest and dividend income paid in kind	(5,835,401)	(7,295,884)
Amortization of deferred debt issuance costs	1,779,300	1,837,576
Changes in assets and liabilities:
Purchases of investment securities	(193,182,052)	(375,078,270)
Proceeds from sales, maturities and pay downs of investments	178,695,161	263,463,486
Decrease (increase) in accrued interest income - companies less than 5% owned	58,134	1,810,987
Increase in accrued interest income - companies 5% to 25% owned	(212,818)	(361,598)
Decrease (increase) in accrued interest income - companies more than 25% owned	292,109	(88,212)
Decrease (increase) in receivable for investments sold	1,316,667	(433,969)
Decrease (increase) in prepaid expenses and other assets	(1,399,574)	3,068,242
Increase (decrease) in payable for investments purchased	(12,463,402)	11,093,056
Increase (decrease) in incentive compensation payable	491,633	(1,009,352)
Decrease in interest payable	(118,106)	(17,115)
Decrease in payable to the Advisor	(172,813)	(328,176)
Increase (decrease) in management and advisory fees payable	(641,770)	66,226
Increase (decrease) in accrued expenses and other liabilities	(686,492)	82,159
Net cash provided by (used in) operating activities	7,633,357	(62,263,403)

Financing activities
Borrowings	169,446,940	309,500,000
Repayments of debt	(152,220,304)	(208,500,000)
Payments of debt issuance costs	(1,014,766)	(2,368,092)
Dividends paid to common shareholders	(41,952,001)	(42,311,307)
Repurchase of common shares	(6,100,190)	(125,679)
Proceeds from shares issued in connection with dividend reinvestment plan	6,253	5,581
Net cash provided by (used in) financing activities	(31,834,068)	56,200,503

Net decrease in cash and cash equivalents (including restricted cash)	(24,200,711)	(6,062,900)
Cash and cash equivalents (including restricted cash) at beginning of period	44,848,539	27,920,402
Cash and cash equivalents (including restricted cash) at end of period	$20,647,828	$21,857,502

Supplemental cash flow information
Interest payments	$18,731,345	$18,978,694

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020

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

June 30, 2020
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

June 30, 2020

2. Summary of Significant Accounting Policies — (continued)
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

At June 30, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs *	37,273,356	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,363,063,199	98,073,190	106,916,536
3	Advisor valuations with significant unobservable inputs	—	—	2,254,668
Total		$1,400,336,555	$98,073,190	$109,171,204
______________
* For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

2. Summary of Significant Accounting Policies — (continued)
Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,111,441,660	Income approach	Discount rate	6.9% - 18.3% (10.4%)
	127,951,236	Market quotations	Indicative bid/ask quotes	1 (1)
	51,894,517	Market comparable companies	Revenue multiples	1.2x - 4.3x (1.4x)
	71,775,786	Market comparable companies	EBITDA multiples	5.9x - 11.8x (10.4x)
Other Corporate Debt	55,493,386	Income approach	Discount rate	8.0 - 15.8% (12.7%)
	40,834,417	Market comparable companies	Book value multiples	1.3x (1.3x)
	1,745,387	Market comparable companies	Revenue multiples	4.3x (4.3x)
Equity	7,700,154	Income approach	Discount rate	10.3% - 13.5% (10.3%)
	15,060,975	Market quotations	Indicative bid/ask quotes	1 (1)
	14,644,168	Option Pricing Model	EBITDA/Revenue multiples	1.2x - 24.5x (4.1x)
			Implied volatility	35.0% - 90.0% (57.2%)
			Yield	0.0% (0.0%)
			Term	0.8 years - 3.5 years (2.0 years)
	640,485	Market comparable companies	Revenue multiples	1.1x - 4.3x (1.1x)
	17,080,036	Market comparable companies	EBITDA multiples	6.0x - 11.8x (6.3x)
	30,710,746	Market comparable companies	Book value multiples	1.3x (1.3x)
	23,334,640	Other *	N/A	N/A
$1,570,307,593
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

2. Summary of Significant Accounting Policies — (continued)
Changes in investments categorized as Level 3 during the three months ended June 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,415,719,227	$76,453,725	$100,870,636
Net realized and unrealized gains (losses)	7,518,793	2,219,230	6,019,674
Acquisitions *	47,332,376	19,389,483	2,274,771
Dispositions	(107,507,197)	10,752	(2,248,545)
Ending balance	$1,363,063,199	$98,073,190	$106,916,536

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$8,927,369	$2,219,230	$6,430,852
______________
* Includes payments received in kind and accretion of original issue and market discounts

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$3,013,165
Net realized and unrealized gains (losses)	—	—	(758,497)
Ending balance	$—	$—	$2,254,668

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(758,500)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

2. Summary of Significant Accounting Policies — (continued)
Changes in investments categorized as Level 3 during the six months ended June 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829
Net realized and unrealized gains (losses)	(43,883,143)	(7,289,648)	(9,813,732)
Acquisitions *	162,770,292	19,400,235	14,792,180
Dispositions	(152,106,169)	—	(10,056,741)
Transfers into Level 3 †	83,790,120	—	—
Ending balance	$1,363,063,199	$98,073,190	$106,916,536

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(42,259,597)	$(7,289,649)	$(9,240,215)
______________
* Includes payments received in kind and accretion of original issue and market discounts

† Comprised of five investments that were transferred from Level 2 due to reduced trading volumes

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,318,128
Net realized and unrealized gains (losses)	—	—	60,480
Dispositions	—	—	(123,940)
Ending balance	$—	$—	$2,254,668

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$60,477

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

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

June 30, 2020

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

June 30, 2020

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

June 30, 2020

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at June 30, 2020 or December 31, 2019.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.6% and 0.5% of total investments at June 30, 2020 and December 31, 2019, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2020 and December 31, 2019 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2020

2. Summary of Significant Accounting Policies — (continued)
meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations.

During the six months ended June 30, 2020 and the six months ended June 30, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

The tax returns of the Company, SVCP, TCPC Funding and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2020, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

2. Summary of Significant Accounting Policies — (continued)

As of June 30, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

June 30, 2020
Tax basis of investments	$1,718,096,595

Unrealized appreciation	$37,024,712
Unrealized depreciation	(147,540,359)
Net unrealized depreciation	$(110,515,647)

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

3. Management Fees, Incentive Compensation and Other Expenses (continued)

amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). For the three months ended June 30, 2020, the Company’s incentive compensation included a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the total return hurdle in such quarter.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2020 and December 31, 2019, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

4. Leverage — (continued)

Total leverage outstanding and available at June 30, 2020 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2024	L+2.00%	†	$133,722,780	$166,277,220	$300,000,000
TCPC Funding Facility **	2023	L+2.00%	‡	150,000,000	150,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,898,035	—	138,898,035
2022 Notes ($175 million par)	2022	4.125%		174,713,309	—	174,713,309
2024 Notes ($200 million par)	2024	3.900%		198,001,269	—	198,001,269
Total leverage				933,335,393	$328,277,220	$1,261,612,613
Unamortized issuance costs				(6,722,818)
Debt, net of unamortized issuance costs				$926,612,575

______________
* Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
† As of June 30, 2020, $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $13.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
‡ Subject to certain funding requirements
§ Weighted-average interest rate, excluding fees of 0.36% or 0.35%
** On August 4, 2020, the Company entered into a new $200 million revolving credit facility with Morgan Stanley as agent which replaced the TCPC Funding Facility. Amounts drawn on the new facility generally bear interest at LIBOR plus 2.00%. The new facility includes a $50 million accordion feature and matures on August 4, 2025.

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
† As of December 31, 2019, $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
‡ Subject to certain funding requirements
§ Weighted-average interest rate, excluding fees of 0.36% or 0.35%

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

4. Leverage — (continued)

The combined weighted-average interest rates on total leverage outstanding at June 30, 2020 and December 31, 2019 were 3.53% and 3.84%, respectively.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2020	2019
Interest expense	$19,209,401	$19,576,892
Amortization of deferred debt issuance costs	1,779,300	1,837,576
Commitment fees	612,381	417,795
Total	$21,601,082	$21,832,263

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $137.0 million, $173.8 million and $208.0 million, respectively. As of December 31, 2019, the estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $144.0 million, $181.6 million and $205.0 million, respectively. The estimated fair values of the SVCP Facility, the TCPC Funding Facility and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes and 2024 Notes were determined using market quotations. The estimated fair values of the SVCP Facility, the SVCP 2018 Facility, the TCPC Funding Facility, the convertible notes, the 2022 Notes, the 2024 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

June 30, 2020

4. Leverage — (continued)

Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the indenture. No notes were converted prior to the notes maturing on December 15, 2019.

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the SVCP Facility and the TCPC Funding Facility. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At June 30, 2020, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of June 30, 2020 and December 31, 2019, the components of the carrying values of the 2019 Convertible Notes and 2022 Convertible Notes were as follows:

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

4. Leverage — (continued)

	June 30, 2020		December 31, 2019
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Principal amount of debt	N/A	$140,000,000	N/A	$140,000,000
Original issue discount, net of accretion	N/A	(1,101,965)	N/A	(1,415,687)
Carrying value of debt	N/A	$138,898,035	N/A	$138,584,313

For the six months ended June 30, 2020 and 2019, the components of interest expense for the convertible notes were as follows:

	Six Months Ended June 30,
	2020		2019
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	N/A	$3,237,500	$2,835,000	$3,237,500
Amortization of original issue discount	N/A	313,723	255,931	298,242
Total interest expense	N/A	$3,551,223	$3,090,931	$3,535,742

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the six months ended June 30, 2019. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the six months ended June 30, 2020 and June 30, 2019.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

4. Leverage — (continued)

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes and 2024 Notes were as follows:

	June 30, 2020		December 31, 2019
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Principal amount of debt	$175,000,000	$200,000,000	$175,000,000	$200,000,000
Original issue discount, net of accretion	(286,691)	(1,998,731)	(350,434)	(2,217,428)
Carrying value of debt	$174,713,309	$198,001,269	$174,649,566	$197,782,572

For the six months ended June 30, 2020 and 2019, the components of interest expense for the 2022 Notes and 2024 Notes were as follows:

	Six Months Ended June 30,
	2020		2019
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Stated interest expense	$3,609,375	$3,900,000	$3,609,375	N/A
Amortization of original issue discount	63,743	218,696	61,141	N/A
Total interest expense	$3,673,118	$4,118,696	$3,670,516	N/A

SVCP Facility

The SVCP Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. During the three months ended June 30, 2020, the facility was amended to extend the maturity date to May 6, 2024 and to increase its capacity from $270.0 million to $300.0 million, subject to consent from the applicable lenders and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding and the SBIC, are included in the collateral for the facility.

Borrowings under the SVCP Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the SVCP Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The SVCP Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2020, SVCP was in full compliance with such covenants.

SBA Debentures

As of June 30, 2020, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2020, SVCP had committed $75.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2020 and December 31, 2019 were as follows:

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

4. Leverage — (continued)

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

Borrowings under the TCPC Funding Facility bear interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrues commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding fail to satisfy certain financial or other covenants. As of June 30, 2020, TCPC Funding was in full compliance with such covenants.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)
The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2020 and December 31, 2019 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2020	December 31, 2019
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Acquia Inc.	11/1/2025	1,803,792	1,803,792
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	N/A	769,231
Auto Trakk SPV, LLC	12/21/2021	3,193,208	3,193,208
Bisnow, LLC	9/21/2022	N/A	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	N/A	55,556
CAREATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	1,434,884	2,497,761
Donuts Inc.	9/17/2023	426,207	660,634
Dude Solutions Holdings, Inc.	6/14/2025	1,619,124	2,207,896
Edmentum, Inc.	12/9/2021	1,482,970	205,642
Home Partners of America, Inc.	10/13/2022	N/A	2,142,857
iCIMS, Inc.	9/12/2024	121,678	490,735
JAMF Holdings, Inc.	11/13/2022	574,461	1,214,052
Kellermeyer Bergensons Services, LLC	11/7/2026	1,960,784	3,464,052
Khoros LLC (Lithium)	10/3/2022	991,682	1,983,364
Patient Point Network Solutions, LLC	6/26/2022	N/A	176,190
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	N/A	671,356
Pulse Secure, LLC	5/1/2022	1,342,516	1,342,516
Puppet, Inc.	6/19/2023	3,482,733	N/A
ResearchGate GmBH	10/1/2022	8,286,000	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/3/2025	2,327,241	2,016,078
RigUp, Inc.	3/1/2024	9,666,667	N/A
Sandata Technologies, LLC	7/23/2024	N/A	2,250,000
Snow Software AB	4/17/2024	N/A	2,616,329
Space Midco, Inc. (Archibus)	12/5/2023	N/A	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Team Software, Inc.	9/17/2023	351,121	2,282,287
Telarix, Inc.	11/19/2023	N/A	178,571
TPC Intermediate Holdings, LLC	5/15/2020	N/A	4,363,137
Unanet, Inc.	5/31/2024	2,525,510	4,974,490
VSS-Southern Holdings, LLC	3/31/2022	N/A	1,027,397
Xactly Corporation	7/31/2022	854,898	1,405,501
Total Unfunded Balances		$45,985,138	$57,296,072

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

6. Related Party Transactions

The Company, SVCP, TCPC Funding, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2020 and December 31, 2019, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2020 and December 31, 2019, amounts reimbursable to the Advisor totaled $1.4 million and $1.6 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2020 and 2019, expenses allocated pursuant to the Administration Agreement totaled $1.1 million, and $1.2 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2020 and 2019:

	2020	2019
Shares Issued	838	393
Average Price Per Share	$7.46	$14.20
Proceeds	$6,253	$5,581

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
				$0.72	$41,952,001

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
				$0.72	$42,311,307

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2010

7. Stockholders’ Equity and Dividends — (continued)
Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 30, 2020, to be in effect through the earlier of two trading days after the Company’s second quarter 2020 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2020:

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
______________
* Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net increase (decrease) in net assets applicable to common shareholders resulting from operations	$(23,130,143)	$13,297,938
Weighted average shares outstanding	58,217,663	58,766,618
Earnings (loss) per share	$(0.40)	$0.23

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

9. Subsequent Events

On July 29, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On July 31, 2020, the SVCP Facility was amended to include a $100 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.

On August 4, 2020, the Company replaced its TCPC Funding Facility with a new $200 million revolving credit facility maturing on August 4, 2025 with Morgan Stanley as administrative agent. The new facility includes a $50 million accordion feature and generally bears interest at LIBOR plus 2.00%, unchanged from the previous TCPC Funding Facility which also generally bore interest at LIBOR plus 2.00%.

On August 4, 2020, the Company’s board of directors declared a third quarter dividend of $0.30 per share payable on September 30, 2020 to stockholders of record as of the close of business on September 16, 2020.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

10. Financial Highlights

	Six Months Ended June 30,
	2020	2019
Per Common Share
Per share NAV at beginning of period	$13.21	$14.13

Investment operations:
Net investment income	0.74	0.81
Net realized and unrealized losses	(1.14)	(0.58)
Total from investment operations	(0.40)	0.23

Repurchase of common stock	0.12	—
Distributions to common shareholders	(0.72)	(0.72)
Per share NAV at end of period	$12.21	$13.64

Per share market price at end of period	$9.14	$14.25

Total return based on market value (1), (2)	(29.8)%	14.8%
Total return based on net asset value (1), (3)	(2.1)%	1.6%

Shares outstanding at end of period	57,767,264	58,766,000

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2020

10. Financial Highlights — (continued)

	Six Months Ended June 30,
	2020	2019
Ratios to average common equity: (4)
Net investment income	12.5%	12.6%
Expenses excluding incentive compensation	10.4%	9.3%
Expenses including incentive compensation	11.1%	10.5%

Ending common shareholder equity	$705,142,304	$801,341,260
Portfolio turnover rate	10.9%	16.2%
Weighted-average leverage outstanding	$957,335,939	$827,366,166
Weighted-average interest rate on leverage	4.0%	4.8%
Weighted-average number of common shares	58,217,663	58,766,618
Average leverage per share	$16.44	$14.08
______________
(1)Not annualized.

(2)Total return based on market value equals the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.

(3)Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(4)Annualized, except for incentive compensation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2020
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	—	3,708,428	—	(3,708,428)	—	—	—
AGY Holding Corp., Senior Secured Delayed Draw Term Loan A, 12%, due 9/15/20	60,096		—	46,711	1,180,742	—	1,227,453
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/20	33,806	1,114,120	—	(654,313)	33,795	—	493,602
AGY Holding Corp., Senior Secured Term Loan A1, 12%, due 9/15/20	11,443		—	43,597	403,663	—	447,260
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/20	155,135	5,171,151	—	(2,952,497)	156,858	—	2,375,512
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,433,968	—	(1,433,968)	—	—	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 12/9/21	796,896	17,609,276	—	(1,027,542)	781,371	—	17,363,105
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 12/9/21	161,995	3,675,888	—	—	159,658	—	3,835,546
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	7,084,470	—	(7,084,470)	—	—	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 12/9/21	138,782	5,235,978	—	(6)	331,629	—	5,567,601
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	920,392	10,740,023	—	(369,829)	484,555	—	10,854,749
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	299,236	8,281,661	—	(8)	295,671	—	8,577,324
Edmentum, Inc., Senior Secured 2nd Lien Revolver, 5% PIK, due 12/9/21	704,115	—	—	—	5,662,896	—	5,662,896
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 8/31/20	151,340	—	—	12,193	3,695,230	—	3,707,423
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	85,760	1,635,903	—	—	—	—	1,635,903
Iracore Investments Holdings, Inc., Class A Common Stock	—	2,476,881	—	2,008,664	—	—	4,485,545
KAGY Holding Company, Inc., Series A Preferred Stock	—	—	—	—	—	—	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,925,848	—	(1,498,084)	—	—	5,427,764
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	391,407	—	(168,485)	—	—	222,922
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	395,290	—	(170,156)	—	—	225,134
Total	$3,518,996	$75,880,292	$—	$(16,956,621)	$13,186,068	$—	$72,109,739
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.
(2)Also includes fee and lease income as applicable.
(3)Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2020
36th Street Capital Partners Holdings, LLC, Membership Units	$727,695	$31,682,859	$—	$(972,113)	$—	$—	$30,710,746
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	2,450,065	40,834,419	—	(2)	—	—	40,834,417
Anacomp, Inc., Class A Common Stock	—	1,167,640	—	(527,320)	—	—	640,320
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	44,222	1,207,786	—	78,157	336,333	—	1,622,276
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units	702,558	14,269,948	—	(788,497)	1,500,000	—	14,981,451
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 5/26/20	—	3,289,438	—	(148,682)	—	—	3,140,756
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	2,208,823	—	(162,107)	—	—	2,046,716
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	26,635	2,300,366	(32,062)	(134,933)	—	(2,133,371)	—
United N661UA-767, LLC (Aircraft Trust Holding Company)	11,502	2,347,314	162,012	(121,954)	—	(2,387,372)	—
Total	$3,962,677	$99,308,593	$129,950	$(2,777,451)	$1,836,333	$(4,520,743)	$93,976,682
______________
Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)The issuers of the securities listed on this schedule are considered controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of more than 25% of the issuers' voting securities.
(2)Also includes fee and lease income as applicable.
(3)Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

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
______________
Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.
(2)Also includes fee and lease income as applicable.
(3)Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

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
______________
Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)The issuers of the securities listed on this schedule are considered controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of more than 25% of the issuers' voting securities.
(2)Also includes fee and lease income as applicable.
(3)Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2020

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Autoalert Acquisition Co, LLC, Warrants to purchase LLC interest	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series E Preferred Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2019

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock TCP Capital Corp. (the “Company,” “we,” “us” or “our”), formerly known as TCP Capital Corp. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects;

•the return or impact of current and future investments;

•the impact of a protracted decline in the liquidity of credit markets on our business;

•the impact of fluctuations in interest rates on our business;

•the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

•our contractual arrangements and relationships with third parties;

•the general economy and its impact on the industries in which we invest;

•the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•our expected financings and investments;

•the adequacy of our financing resources and working capital;

•the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;

•the timing of cash flows, if any, from the operations of our portfolio companies;

•the timing, form and amount of any dividend distributions; and

•our ability to maintain our qualification as a regulated investment company and as a business development company.

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

        Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “SVCP Facility”), $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (the “TCPC Funding Facility”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $200.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the SVCP Facility, the TCPC Funding Facility, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to being replaced by the SVCP Facility on February 26, 2018, leverage included $116.0 million in available debt under a senior secured revolving credit facility issued by SVCP (the “SVCP 2018 Facility”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2020, 90.2% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with the Administrator provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and the Company’s common stockholders indirectly bear all of the costs and expenses of the Company, SVCP, TCPC Funding and the SBIC), which may include those relating to:

•our organization;

•calculating our net asset value (including the cost and expenses of any independent valuation firms);

•interest payable on debt, if any, incurred to finance our investments;

•costs of future offerings of our common stock and other securities, if any;

•the base management fee and any incentive compensation;

•dividends and distributions on our preferred shares, if any, and common shares;

•administration fees payable under the administration agreement;

•fees payable to third parties relating to, or associated with, making investments;

•transfer agent and custodial fees;

•registration fees;

•listing fees;

•taxes;

•director fees and expenses;

•costs of preparing and filing reports or other documents with the SEC;

•costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•our fidelity bond;

•directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•indemnification payments;

•direct costs and expenses of administration, including audit and legal costs; and

•all other expenses reasonably incurred by us and the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

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

The valuation process approved by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•The investment professionals of the Advisor provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our board of directors.

•Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor.

•The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Advisor in good faith in accordance with our valuation policy without the employment of an independent valuation firm.

•The audit committee of the board of directors discusses the valuations, and the board of directors approves the fair value of the investments in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the audit committee of the board of directors.

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

As of June 30, 2020, none of our investments were categorized as Level 1, 2.3% were categorized as Level 2, 97.6% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2020, we invested approximately $56.0 million, comprised of new investments in 2 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $52.9 million, or 94.4% of total acquisitions, were in senior secured debt comprised of senior secured loans ($33.0 million, or 58.9% of total acquisitions) and senior secured notes ($19.9 million, or 35.6% of total acquisitions). The remaining $3.1 million (5.6% of total acquisitions) was comprised primarily of equity investments. Additionally, we received approximately $101.8 million in proceeds from sales or repayments of investments during the three months ended June 30, 2020.

During the three months ended June 30, 2019, we invested approximately $232.2 million, comprised of new investments in 11 new and 7 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $225.7 million, or 97.2% were in senior secured debt comprised of senior secured loans ($224.7 million, or 96.8% of total acquisitions) and senior secured notes ($1.0 million, or 0.4% of total acquisitions). The remaining $6.5 million (2.8% of total acquisitions) was comprised primarily of $5.0 million (2.2% of total acquisitions) in unsecured notes and $1.5 million (0.6% of total acquisitions) primarily comprised of $1.4 million in equity interests in a portfolio of debt assets and $0.1 million in equity positions received in connection with debt investments. Additionally, we received approximately $117.1 million in proceeds from sales or repayments of investments during the three months ended June 30, 2019.

During the six months ended June 30, 2020, we invested approximately $199.0 million, comprised of new investments in 8 new and 10 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $187.1 million, or 94.0% of total acquisitions, were in senior secured debt comprised of senior secured loans ($167.2 million, or 84.0% of total acquisitions) and senior secured notes ($19.9 million, or 10.0% of total acquisitions). The remaining $7.7 million (3.9% of total acquisitions) was comprised of equity investments, including $4.0 million in equity interests in portfolios of debt and lease assets. Additionally, we received approximately $178.7 million in proceeds from sales or repayments of investments during the six months ended June 30, 2020.

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

At June 30, 2020, our investment portfolio of $1,607.6 million (at fair value) consisted of 101 portfolio companies and was invested 93.2% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 85.6% in senior secured loans, 6.1% in senior secured notes, 1.5% in junior notes and 6.8% in equity investments. Our average portfolio company investment at fair value was approximately $15.9 million. Our largest portfolio company investment by value was approximately 4.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.8% of our portfolio at June 30, 2020.

At December 31, 2019, our investment portfolio of 1,649.5 million (at fair value) consisted of 105 portfolio companies and was invested 93.1% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.6% in senior secured loans, 5.2% in senior secured notes, 1.3% in junior notes and 6.9% in equity investments. Our average portfolio company investment at fair value was approximately $15.7 million. Our largest portfolio company investment by value was approximately 4.4% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.2% of our portfolio at December 31, 2019.

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

The industry composition of our portfolio at fair value at June 30, 2020 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	12.7%
Diversified Financial Services	11.6%
Textiles, Apparel and Luxury Goods	6.3%
Software	6.0%
Media	4.7%
Diversified Consumer Services	4.7%
Automobiles	4.5%
Professional Services	4.5%
Diversified Telecommunication Services	4.0%
IT Services	3.4%
Airlines	3.0%
Consumer Finance	2.9%
Insurance	2.8%
Capital Markets	2.6%
Hotels, Restaurants and Leisure	2.4%
Health Care Technology	2.3%
Building Products	2.1%
Commercial Services and Supplies	1.9%
Specialty Retail	1.7%
Thrifts and Mortgage Finance	1.7%
Tobacco Related	1.7%
Energy Equipment and Services	1.6%
Aerospace and Defense	1.6%
Pharmaceuticals	1.5%
Electrical Equipment	1.2%
Road and Rail	1.0%
Other	5.6%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.8% at June 30, 2020 and 10.3% at December 31, 2019. The weighted average effective yield of our total portfolio was 9.4% at June 30, 2020 and 9.7% at December 31, 2019. At June 30, 2020, 91.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 8.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio at cost that were subject to an interest rate floor was 78.4% at June 30, 2020. Debt investments in three portfolio companies were on non-accrual status as of June 30, 2020, representing 0.6% of the portfolio at fair value and 1.6% at cost. At December 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.5% at December 31, 2019.

Results of operations

Investment income

Investment income totaled $45.1 million and $48.2 million, respectively, for the three months ended June 30, 2020 and 2019, of which $40.3 million and $47.6 million were attributable to interest and fees on our debt investments, $0.3 million and $0.4 million to dividend income, $0.0 million and $0.1 million to lease income and $4.5 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $0.8 million and $3.2 million of non-recurring income related to prepayments for the three months ended June 30, 2020 and 2019, respectively. Included in other income were $3.8 million and $0.0 million in amendment fees during the three months ended June 30, 2020 and 2019, respectively. The decrease in investment income in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the lower prepayment income during the three months ended June 30, 2020, partially offset by the increase in other income during the period.

Investment income totaled $86.4 million and $95.7 million, respectively, for the six months ended June 30, 2020 and 2019, of which $81.0 million and $94.6 million were attributable to interest and fees on our debt investments, $0.7 million and $0.8 million to dividend income, $0.1 million and $0.2 million to lease income and $4.6 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $1.4 million and $5.8 million of non-recurring income related to prepayments for the six months ended June 30, 2020 and 2019, respectively. Included in other income were $3.8 million and $0.0 million in amendment fees during the six months ended June 30, 2020 and 2019, respectively. The decrease in investment income in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the lower prepayment income during the six months ended June 30, 2020, partially offset by the increase in other income during the period.

Expenses

        Total operating expenses for the three months ended June 30, 2020 and 2019 were $24.1 million and $24.4 million, respectively, comprised of $10.7 million and $11.2 million in interest expense and related fees, $5.8 million and $6.1 million in base management and advisory fees, $5.2 million and $4.8 million in incentive fee expense, $0.5 million and $0.6 million in administrative expenses, $0.5 million and $0.4 million in legal and professional fees, and $1.4 million and $1.3 million in other expenses, respectively. The decrease in expenses in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily reflects the lower interest expense due to lower LIBOR rates during the three months ended June 30, 2020.
Total operating expenses for the six months ended June 30, 2020 and 2019 were $43.3 million and $48.6 million, respectively, comprised of $21.6 million and $21.8 million in interest expense and related fees, $11.9 million and $12.2 million in base management and advisory fees, $5.2 million and $10.2 million in incentive fee expense, $1.1 million and $1.2 million in administrative expenses, $1.0 million and $0.9 million in legal and professional fees, and $2.5 million and $2.3 million in other expenses, respectively. The decrease in expenses in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily reflects the lower incentive fees in the first quarter of 2020 due to the Company's total return not exceeding the total return hurdle at the time.

Net investment income

        Net investment income was $21.0 million and $23.8 million, respectively, for the three months ended June 30, 2020 and 2019. The decrease in net investment income in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the three months ended June 30, 2020.

Net investment income was $43.1 million and $47.1 million, respectively, for the six months ended June 30, 2020 and 2019. The decrease in net investment income in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the six months ended June 30, 2020.

Net realized and unrealized gain or loss

Net realized loss for the three months ended June 30, 2020 and 2019 was $(0.4) million and $0.0 million, respectively.

Net realized gain for the six months ended June 30, 2020 and 2019 was $4.5 million and $(0.3) million, respectively. Net realized gain for the six months ended June 30, 2020 was comprised primarily of a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned.

For the three months ended June 30, 2020 and 2019, the change in net unrealized appreciation/depreciation was $25.7 million and $(34.6) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2020 was primarily driven by spread tightening and volatility during the three months ended June 30, 2020 after the dramatic spread widening and volatility during the three months ended March 31, 2020 related to the market impact of COVID-19. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2019 was comprised primarily of unrealized losses of $28.6 million on our investment in Fidelis.

For the six months ended June 30, 2020 and 2019, the change in net unrealized appreciation/depreciation was $(70.8) million and $(33.6) million, respectively. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2020 was primarily driven by net spread widening and volatility across our portfolio related to the market impact of COVID-19. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2019 was comprised primarily of unrealized losses of $28.6 million on our investment in Fidelis.

Incentive compensation

Incentive fees for the three months ended June 30, 2020 and 2019 were $5.2 million and $4.8 million, and for the six months ended June 30, 2020 and 2019 were $5.2 million and $10.2 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). For the three and six month periods ended June 30, 2020, our incentive compensation included a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the six months ended June 30, 2020 and 2019.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $46.4 million and $(10.8) million for the three months ended June 30, 2020 and 2019, respectively. The higher net increase in net assets resulting from operations during the three months ended June 30, 2020 was primarily due to the higher net realized and unrealized gains, partially offset by the lower net investment income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(23.1) million and $13.3 million for the six months ended June 30, 2020 and 2019, respectively. The lower net increase in net assets resulting from operations during the three months ended June 30, 2020 was primarily due to the higher net realized and unrealized loss and the lower net investment income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2020 and 2019:

	2020	2019
Shares Issued	838	393
Average Price Per Share	$7.46	$14.20
Proceeds	$6,253	$5,581

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 29, 2020, to be in effect through the earlier of two trading days after our third quarter 2020 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2020 and 2019:

	2020	2019
Shares Repurchased	1,000,000	9,000
Price Per Share *	$6.10	$13.96
Total Cost	$6,100,190	$125,679
______________
* Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at June 30, 2020 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
SVCP Facility	2024	L+2.00%	†	$133,722,780	$166,277,220	$300,000,000
TCPC Funding Facility **	2023	L+2.00%	‡	150,000,000	150,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,898,035	—	138,898,035
2022 Notes ($175 million par)	2022	4.125%		174,713,309	—	174,713,309
2024 Notes ($200 million par)	2024	3.900%		198,001,269	—	198,001,269
Total leverage				933,335,393	$328,277,220	$1,261,612,613
Unamortized issuance costs				(6,722,818)
Debt, net of unamortized issuance costs				$926,612,575
______________
* Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
† As of June 30, 2020, $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $13.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
‡ Subject to certain funding requirements
§ Weighted-average interest rate, excluding fees of 0.36% or 0.35%
** On August 4, 2020, the Company entered into a new $200 million revolving credit facility with Morgan Stanley as agent which replaced the TCPC Funding Facility. Amounts drawn on the new facility generally bear interest at LIBOR plus 2.00%. The new facility includes a $50 million accordion feature and matures on August 4, 2025.
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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on

November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2020, the Company’s asset coverage ratio was 188%.

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

Net cash provided by operating activities during the six months ended June 30, 2020 was $7.6 million consisting primarily of net investment income (net of non-cash income and expenses) of approximately $22.1 million, offset by the settlement of acquisitions of investments (net of dispositions) of $14.5 million.

Net cash used in financing activities was $(31.8) million during the six months ended June 30, 2020, consisting primarily of $41.9 million in regular dividends paid on common equity, $6.1 million in repurchases of common shares and $1.0 million in payments of debt issuance costs, offset by $17.2 million of net borrowings of debt.

At June 30, 2020, we had $20.6 million in cash and cash equivalents.

The SVCP Facility and the TCPC Funding Facility are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the SVCP Facility and the TCPC Funding Facility, and may therefore impact our ability to borrow under the SVCP Facility and the TCPC Funding Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2020, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2022 Convertible Notes, the 2022 Notes, the SVCP Facility, the TCPC Funding Facility and the 2024 Notes, mature in March 2022, August 2022, May 2024, May 2023 and August 2024, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the six months ended June 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
				$0.72	$41,952,001

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
				$0.72	$42,311,307

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the six months ended June 30, 2020 and 2019:

	2020	2019
Shares Issued	838	393
Average Price Per Share	$7.46	$14.20
Proceeds	$6,253	$5,581

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and

•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•Each of the Company, TCPC Funding, and the SBIC has entered into an investment management agreement with the Advisor.

•The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. The Administrator is an affiliate of the Advisor and certain other series and classes of SVOF/MM, LLC serve as the general partner or managing member of certain other funds managed by the Advisor.

•We have entered into a royalty-free license agreement with BlackRock and the Advisor, pursuant to which each of BlackRock and the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name "BlackRock" and "TCP."

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

Recent Developments

From July 1, 2020 through August 5, 2020, the Company has invested approximately $22.0 million primarily in one senior secured loan with a combined effective yield of approximately 9.7%.

On July 29, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On July 31, 2020, the SVCP Facility was amended to include a $100 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.

On August 4, 2020, the Company replaced its TCPC Funding Facility with a new $200 million revolving credit facility maturing on August 4, 2025 with Morgan Stanley as administrative agent. The new facility includes a

$50 million accordion feature and generally bears interest at LIBOR plus 2.00%, unchanged from the previous TCPC Funding Facility which also generally bore interest at LIBOR plus 2.00%.

On August 4, 2020, Brian Wruble retired from our board of directors after serving on the board since 2015. Also on August 4, 2020, Andrea Petro was appointed to the board of directors. Following her appointment, half of our independent directors are women. Prior to joining the board, Ms. Petro served as Managing Director and Group Head of the Specialty Commercial Finance Group of Waterfall Asset Management. Prior to Waterfall, she worked in various roles at Wells Fargo Capital Finance. Ms. Petro currently serves as a member of the MS Finance Advisory Board of the McCombs School of Business at the University of Texas at Austin and as a member of the board of directors of the Secured Finance Network (formerly known as the Commercial Finance Association). Ms. Petro holds a Master of Business Administration degree in finance from the McCombs School of Business at the University of Texas at Austin and a Bachelor of Arts degree with a concentration in Russian and Soviet Studies from Kent State University.

On August 4, 2020, the Company’s board of directors declared a third quarter dividend of $0.30 per share payable on September 30, 2020 to stockholders of record as of the close of business on September 16, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2020, 91.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2020, the percentage of floating rate debt investments in our portfolio at cost that were subject to an interest rate floor was 78.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

        Based on our June 30, 2020 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$32,564,222	$(8,511,683)	$24,052,539
Up 200 basis points	17,987,163	(5,674,456)	12,312,707
Up 100 basis points	5,340,588	(2,837,228)	2,503,360
Down 100 basis points	(1,057,581)	880,278	(177,303)
Down 200 basis points	(1,057,581)	880,278	(177,303)
Down 300 basis points	(1,057,581)	880,278	(177,303)

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

PART II - Other Information

Item 1.      Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2020, we are currently not a party to any pending material legal proceedings.

Item 1A.  Risk Factors

           There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2020, except as below.

Events outside of our control, including public health crises such as the novel coronavirus (“COVID-19”), may negatively affect the results of our operations.

As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19,” which the World Health Organization has declared a global pandemic. The United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

•sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•inability of the Company to accurately or reliably value its portfolio;
•inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
•inability of the Company to pay any dividends and distributions or service its debt;
•inability of the Company to maintain its status as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•increased risk of default or bankruptcy by the companies in which we invest;

•increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;
•companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;
•limited availability of new investment opportunities;
•inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;
•a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and
•general threats to the Company’s ability to continue investment operations and to operate successfully as a business development company.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, Tennenbaum Capital Partners, LLC (the “Advisor”) instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our Advisor and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Quarterly Report. Market conditions and our trading discount to net asset value may make it difficult for us to raise equity capital because, even though we have approval from our stockholders to sell shares of our common stock at a price below net asset value, we must first obtain approval for such sales from our independent directors and the approval we have obtained from our common stockholders for such sales is only effective until May 15, 2021 unless approved again by our common stockholders for another 12 month period. Absent such stockholder and independent director approval, subject to some limited exceptions, as a BDC we are generally not able to sell shares of our common stock at a price less than net asset value. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
______________
* Filed herewith.
(1)Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(2)Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018
(3)Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: August 6, 2020
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: August 6, 2020
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer

75