Form 10-Q
period 2020-09-30
BlackRock TCP Capital Corp.
filed 2020-11-02
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2020

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 2, 2020 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2020 (unaudited) and December 31, 2019	2
	Consolidated Schedule of Investments as of September 30, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	21
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	22
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	23
	Notes to Consolidated Financial Statements (unaudited)	24
	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2020 (unaudited) and year ended December 31, 2019	49
	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2020 (unaudited) and December 31, 2019	53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74

Item 4.	Controls and Procedures	75

Part II.	Other Information

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 3.	Defaults upon Senior Securities	77

Item 4.	Mine Safety Disclosures	77

Item 5.	Other Information	77

Item 6.	Exhibits	77

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,491,568,519 and $1,483,508,500, respectively)	$1,455,065,353	$1,474,318,011
Companies 5% to 25% owned (cost of $66,501,857 and $70,112,667, respectively)	77,568,333	75,880,291
Companies more than 25% owned (cost of $134,012,301 and $135,655,840, respectively)	96,131,168	99,308,593
Total investments (cost of $1,692,082,677 and $1,689,277,007, respectively)	1,628,764,854	1,649,506,895

Cash and cash equivalents	35,449,403	44,848,539
Accrued interest income:
Companies less than 5% owned	15,101,313	16,937,339
Companies 5% to 25% owned	986,470	665,165
Companies more than 25% owned	13,611	305,721
Deferred debt issuance costs	5,276,610	5,476,382
Receivable for investments sold	167,273	1,316,667
Prepaid expenses and other assets	3,010,077	3,012,488
Total assets	1,688,769,611	1,722,069,196

Liabilities
Debt, net of unamortized issuance costs of $6,239,766 and $7,711,684, respectively	931,750,580	907,802,387
Payable for investments purchased	6,585,962	13,057,446
Management and advisory fees payable	5,687,951	5,429,075
Incentive compensation payable	5,048,103	4,753,671
Interest payable	2,927,340	10,837,121
Payable to the Advisor	590,537	1,591,651
Accrued expenses and other liabilities	1,850,714	2,279,459
Total liabilities	954,441,187	945,750,810

Commitments and contingencies (Note 5)

Net assets	$734,328,424	$776,318,386

Composition of net assets
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 58,766,426 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$57,767	$58,766
Paid-in capital in excess of par	991,286,424	997,379,362
Distributable earnings (loss)	(257,015,767)	(221,119,742)
Net assets	$734,328,424	$776,318,386

Net assets per share	$12.71	$13.21

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$5,127,551	$5,068,367	$4,836,735	0.29%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$19,897,959	19,738,978	19,141,837	1.15%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$2,448,980	2,430,383	2,355,918	0.14%	N
								27,237,728	26,334,490	1.58%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	7.75%	2/1/2022	$617,512	615,492	600,221	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	7.75%	2/1/2022	$708,921	706,602	689,071	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	7.75%	2/1/2022	$788,974	786,394	766,883	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	7.75%	2/1/2022	$595,755	593,806	579,074	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	7.75%	5/1/2022	$650,727	648,128	632,507	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	7.75%	5/1/2022	$675,835	673,135	656,912	0.04%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	7.75%	5/1/2022	$964,899	961,044	937,882	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	7.75%	8/1/2022	$498,560	496,442	484,600	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	7.75%	8/1/2022	$478,892	476,858	465,483	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$2,124,097	2,103,402	1,973,286	0.12%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$17,037,024	16,883,384	15,963,692	0.96%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	12/27/2024	$19,250,000	18,910,671	19,442,500	1.17%	N
								43,855,358	43,192,111	2.61%
Automobiles
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	0.25%	10.75%	11.06%	1/1/2022	$41,207,522	41,183,626	39,064,731	2.35%	N
Autoalert, LLC	First Lien Term Loan	LIBOR(Q)	0.25%	10.75%	11.06%	1/1/2022	$16,307,846	16,283,070	15,459,838	0.93%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25% Cash + 2.00% PIK	9.25%	2/1/2023	$16,475,518	16,306,053	16,129,532	0.97%	N
								73,772,749	70,654,101	4.25%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/31/2020	$834,573	834,441	818,716	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/31/2020	$33,759,684	33,753,568	33,118,250	1.99%	N
								34,588,009	33,936,966	2.04%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$15,080,645	14,763,799	15,076,121	0.91%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	1/31/2026	$6,169,355	6,069,787	6,167,504	0.37%	N
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	20,928,723	21,246,232	1.28%	L/N
								41,762,309	42,489,857	2.56%
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.50%	7.73%	11/7/2026	$1,427,124	1,414,242	1,420,414	0.09%	N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$202,108	184,956	192,306	0.01%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$6,486,928	6,432,316	6,454,493	0.39%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	5.75%	9/17/2023	$7,220,080	7,135,091	7,090,119	0.43%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	5.75%	9/17/2023	$1,053,363	1,021,418	990,161	0.06%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	5.75%	9/17/2023	$13,167,038	13,039,675	12,930,031	0.78%	N
								29,227,698	29,077,524	1.76%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.50%	12.50%	5/24/2021	$225,764	$225,764	$225,764	0.01%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Delayed Draw Term Loan	Fixed	—	12.50%	12.50%	5/24/2021	$1,331,667	1,331,667	1,331,667	0.08%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Term Loan	Fixed	—	12.50%	12.50%	5/24/2021	$310,137	276,288	310,137	0.02%	H/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	978,061	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,495,739	0.15%	C/E/G/H/N
								7,489,524	5,341,368	0.32%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	10.00%	11.00%	7/25/2021	$2,628,475	2,610,742	2,142,470	0.13%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(Q)	1.00%	10.00%	11.00%	7/25/2021	$14,548,744	14,514,161	11,858,681	0.71%	L/N
								17,124,903	14,001,151	0.84%
Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	7.00%	12/21/2021	$23,971,792	23,862,639	23,971,792	1.43%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	10/23/2024	$16,507,539	16,160,090	16,656,107	1.00%	N
Open Lending, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	3/11/2027	$4,937,500	4,793,326	4,912,813	0.30%	N
								44,816,055	45,540,712	2.73%
Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	12/9/2021	$5,638,742	5,638,742	5,638,742	0.34%	B/N
Edmentum, Inc.	First Lien Term Loan B	LIBOR(Q)	1.00%	8.50%	9.50%	6/9/2021	$10,917,544	10,315,636	10,917,544	0.66%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$8,730,763	8,730,763	8,730,763	0.52%	B/N
Edmentum, Inc.	Second Lien Revolver	Fixed	—	5.00% PIK	5.00%	12/9/2021	$5,732,733	5,732,733	5,732,733	0.34%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	12/9/2021	$18,983,826	18,821,668	18,983,826	1.14%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	12/9/2021	$3,918,862	3,918,862	3,918,862	0.24%	B/N
Educationcity Limited (Edmentum)	Sr Unsecured Promissory Note	Fixed	—	10.00%	10.00%	12/9/2021	$3,707,423	3,682,688	3,707,423	0.22%	B/N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(24,339)	(11,266)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$20,452,504	19,922,271	20,157,988	1.21%	N
								76,739,024	77,776,615	4.67%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$40,834,419	40,834,418	40,834,418	2.45%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	10/1/2026	$27,105,263	26,869,689	23,129,735	1.39%	G/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.50%	4/12/2025	$38,000,000	38,000,000	32,490,000	1.95%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.00%	7.00%	8.25%	6/15/2025	$18,836,223	18,522,666	18,509,018	1.11%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.00%	7.00%	8.25%	6/15/2025	$818,677	805,409	801,730	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	7/20/2022	$2,333,333	2,308,222	2,333,333	0.14%	N
								127,340,404	118,098,234	7.09%
Diversified Telecommunication Services
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.00%	9.00%	9/29/2025	$24,840,563	24,674,558	24,840,563	1.49%	N
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,664,949	16,208,382	0.97%	N
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,387,500	7,308,552	7,154,055	0.43%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$357,143	353,704	345,857	0.02%	N
								58,001,763	48,548,857	2.91%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2021	$2,110,141	$2,110,141	$1,290,984	0.08%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	9/30/2020	$6,578,877	6,578,877	3,267,728	0.20%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	9/30/2020	$8,668,850	8,668,850	2,022,443	0.12%	C/F/H/N
								17,357,868	6,581,155	0.40%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	6.25%	6.50%	5/22/2023	$522,897	517,057	518,191	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	6.25%	6.50%	5/22/2023	$8,668,436	8,570,486	8,590,420	0.52%	N
								9,087,543	9,108,611	0.55%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Incremental Term Loan (4.0% Exit Fee)	LIBOR(M)	2.00%	8.50%	—	8/31/2021	$4,245,365	4,230,963	1,485,878	0.09%	C/L/N
GlassPoint Solar, Inc.	First Lien Incremental Term Loan A	LIBOR(M)	2.00%	8.50%	10.50%	8/31/2021	$205,484	205,484	205,484	0.01%	N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	—	11.44%	—	8/31/2021	$2,324,588	2,267,956	813,606	0.05%	C/L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	8.81%	9.81%	6/14/2022	$23,436,561	23,157,209	23,131,885	1.39%	N
								29,861,612	25,636,853	1.54%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,502,033	8,372,886	8,493,531	0.51%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(8,556)	(607)	—	K/N
Edifecs, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	9/21/2026	$1,388,889	1,354,297	1,354,167	0.08%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	9.50%	6/26/2022	$440,474	438,320	438,272	0.03%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$1,189,083	1,182,265	1,183,138	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$6,169,510	6,140,965	6,138,224	0.37%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.25%	7/23/2024	$20,250,000	20,003,511	19,561,500	1.18%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.25%	7/23/2024	$2,250,000	2,223,501	2,173,500	0.13%	N
								39,707,189	39,341,725	2.37%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	1.3% Cash + 8.45% PIK	10.00%	1/26/2022	$25,662,183	25,456,660	15,730,918	0.95%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	12/20/2021	$5,634,101	5,634,101	4,552,354	0.27%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	12/20/2021	$13,473,657	13,434,395	10,886,715	0.65%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	12/20/2021	$671,356	669,543	542,455	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$2,406,653	2,391,015	2,146,734	0.13%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$143,525	142,836	128,024	0.01%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$553,360	553,360	493,597	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	3/31/2022	$1,031,968	1,027,534	920,516	0.06%	N
								49,309,444	35,401,313	2.13%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.00%	10/31/2024	$4,503,125	4,437,467	4,422,519	0.27%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.00%	10/31/2024	$—	(5,687)	(7,458)	—	K/N
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$21,356,400	20,939,684	21,164,193	1.27%	N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/19/2025	$28,000,000	27,816,436	27,720,000	1.67%	N
								53,187,900	53,299,254	3.21%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/20/2025	$13,855,133	$13,624,098	$13,550,320	0.81%	N
Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	16,354,623	16,782,188	1.01%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$—	(30,611)	—	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.5% Cash + 2.5% PIK	9.50%	4/1/2025	$53,127,799	53,049,139	54,084,100	3.25%	L/N
Domo, Inc.	First Lien Term Loan	LIBOR(M)	—	9.5% PIK	9.50%	4/1/2025	$2,506,304	16,426	2,543,898	0.15%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,600,518	28,420,000	1.71%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,524,438	33,851,250	2.03%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,260,786	7,477,500	0.45%	N
Metricstream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,643,279	22,642,394	1.36%	N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,705,607	8,703,040	0.52%	L/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	4/2/2027	€9,903,019	9,724,160	9,308,838	0.56%	N
ResearchGate GmBH (Germany)	First Lien Term Loan	LIBOR(M)	—	8.55%	8.55%	10/1/2022	€6,714,000	7,975,407	8,531,029	0.51%	D/H/L/N
								186,823,772	192,344,237	11.55%
IT Services
Donuts Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	9/17/2023	$—	(19,119)	(1,448)	—	K/N
Donuts Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	9/17/2023	$10,537,412	10,333,398	10,522,660	0.63%	N
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$10,448,202	10,096,160	10,155,652	0.61%	L/N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.90%	10/11/2026	$21,466,800	21,238,562	20,433,710	1.23%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,936,062	4,941,681	0.30%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,701,907	2,696,922	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,890,913	6,871,691	0.41%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$—	(6,300)	(9,404)	—	K/N
								56,171,583	55,611,464	3.34%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.75%	8.97%	6/15/2024	$56,233	55,483	52,268	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75%	6.75%	6/15/2024	$112,544	111,064	104,610	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	6/15/2024	$1,545,548	1,524,619	1,436,587	0.09%	N
								1,691,166	1,593,465	0.10%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	7.50%	7.81%	9/21/2022	$1,200,000	1,192,253	1,159,680	0.07%	N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	7.81%	9/21/2022	$9,500,712	9,425,367	9,181,488	0.55%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.21%	10/3/2022	$254,689	240,335	221,070	0.01%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.21%	10/3/2022	$75,871	70,560	65,856	—	N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,044,936	6,975,003	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,682,102	20,425,267	1.23%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.15%	10/19/2026	$25,000,000	24,776,592	20,041,625	1.20%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,569,345	12,756,065	0.77%	L/N
								76,001,490	70,826,054	4.25%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	1.00%	6.5% Cash + 2.5% PIK	10.00%	12/13/2022	$4,745,680	4,719,143	4,152,470	0.25%	N

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/13/2021	$1,635,903	1,635,903	1,635,903	0.10%	B/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Personal Products
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	$670,000	$646,706	$670,000	0.04%	K/N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,489,248	13,245,276	13,759,033	0.83%	N
								13,891,982	14,429,033	0.87%
Pharmaceuticals
Cambrex Corporation	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/4/2027	$15,441,176	15,159,252	15,441,176	0.93%	N
P&L Development, LLC	First Lien Term Loan	LIBOR(M)	2.00%	7.50%	9.50%	6/28/2024	$8,547,500	8,377,414	8,504,762	0.51%	G/N
								23,536,666	23,945,938	1.44%

Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,772,306	20,586,103	20,668,444	1.24%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$—	(11,967)	(7,549)	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	—	6/1/2025	$7,875,338	7,820,788	4,016,422	0.24%	C/G/N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$588,772	549,192	588,772	0.04%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$16,906,042	16,584,849	16,939,854	1.02%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$2,230,299	2,183,968	2,234,760	0.13%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$—	(1,606)	(1,691)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,313,407	2,318,394	0.14%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	8.72%	3/5/2027	$5,820,856	5,667,360	5,529,814	0.33%	N
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$19,333,333	18,824,182	18,840,333	1.13%	L/N
								74,516,276	71,127,553	4.27%
Real Estate Management and Development
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	12/5/2023	$4,444,444	4,383,613	4,244,444	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(Q)	—	6.25%	6.50%	12/5/2023	$—	(3,685)	(12,500)	—%	K/N
								4,379,928	4,231,944	0.26%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.39%	5/15/2027	$19,382,324	19,035,087	15,680,300	0.94%	N

Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,147,840	3,137,613	0.19%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,307,545	23,009,160	1.38%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$—	(15,572)	(17,006)	—	K/N
Marketlive, LLC (Kibo)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	12/18/2020	$5,038,346	5,016,655	5,023,231	0.30%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.09%	5/3/2025	$331,750	305,087	319,658	0.02%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.5% Cash + 1% PIK	8.09%	5/3/2025	$14,616,458	14,385,444	14,514,143	0.87	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/3/2025	$590,882	571,841	582,438	0.03%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	8.09%	5/3/2025	$—	(12,698)	(5,710)	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	5.5% Cash + 1% PIK	8.09%	5/3/2025	$1,235,747	1,216,240	1,227,097	0.07%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$10,373,317	10,214,880	10,552,775	0.63%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$11,543,865	11,349,621	11,743,574	0.71	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$4,360,548	4,297,112	4,360,548	0.26%	N
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2026	$—	(30,956)	(22,608)	—	K/N
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2027	$8,842,422	8,624,418	8,683,258	0.52%	N
Syntellis Performance Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$21,455,939	20,821,672	21,026,820	1.26%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.02%	8/9/2024	$13,902,629	13,593,407	13,847,019	0.83%	N
								116,792,536	117,982,010	7.07%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.76%	2/12/2025	$624,562	$591,483	$587,089	0.04%	N
Calceus Acquisition, Inc. (Cole Haan)	Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,425,878	21,660,000	1.30%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$4,588,974	4,537,023	4,634,863	0.28%	N
								24,554,384	26,881,952	1.62%
Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	8/22/2025	$—	(27,196)	(27,630)	—	N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	8/24/2027	$11,051,732	10,833,341	10,830,697	0.65%	N
								10,806,145	10,803,067	0.65%
Textiles, Apparel and Luxury Goods
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	12/28/2023	$18,246,847	18,152,360	18,356,328	1.10%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	LIBOR(Q)	—	7.25%	10.50%	10/12/2023	$10,793,402	10,591,168	10,793,402	0.65%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$38,271,603	37,566,458	38,730,863	2.32%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$26,553,863	26,320,303	26,075,893	1.57%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$5,094,580	5,047,397	5,002,878	0.30%	N
								97,677,686	98,959,364	5.94%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	4/17/2024	$24,641,129	24,522,306	24,887,540	1.49%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/13/2022	$2,857,143	2,834,253	2,857,143	0.17%	N
								27,356,559	27,744,683	1.66%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00% Cash	9.50%	8/2/2023	$26,452,995	26,252,735	26,770,431	1.61%	N

Total Debt Investments - 204.6% of Net Assets								1,559,934,219	1,502,631,085	90.29%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	7,408,042	0.46%	C/N

Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest					6/28/2030	7	2,910,423	2,893,147	0.17%	C/E/N

Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)					2/7/2030	287	645,121	741,425	0.04%	C/E/N

Chemicals
AGY Holding Corp.	Series A Preferred Stock						1,786,785	485,322	485,444	0.03	C/E/N
AGY Holding Corp.	Series B Preferred Stock						1,250,749	—	—	—	C/E/N
AGY Holding Corp.	Class C Common Stock						982,732	—	—	—	C/E/N
								485,322	485,444	0.03
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock						26,576,710	4,902,674	—	—	C/D/H/N

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units						159,515	680,226	1,001,450	0.06	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units					2/23/2028	788,112	1	4,947,854	0.30	B/C/E/N
								680,227	5,949,304	0.36

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units						22,199,416	$22,199,416	$32,467,000	1.95%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units						16,680,869	16,680,869	15,846,826	0.95%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units						1,514,385	1,514,385	2,053,840	0.12%	E/I/N
GACP II, LP (Great American Capital)	Membership Units						19,481,513	19,481,513	20,364,250	1.22%	E/I/N
								59,876,183	70,731,916	4.24%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares						1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares						3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares						2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares						93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Common Stock						29,094	216,336	—	—	C/E
Utilidata, Inc.	Series C Preferred Stock						257,369	153,398	181,000	0.01	C/E
Utilidata, Inc.	Series CC Preferred Stock						500,000	500,000	12,000	—	C/E
								11,098,416	193,000	0.01
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units						8,020,824	7,511,391	7,948,637	0.49%	C/N
TCFI Amteck Holdings, LLC	Common Units						362,513	395,336	5,289,065	0.33%	C/N
								7,906,727	13,237,702	0.82%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock					8/29/2024	3,071,860	478,899	—	—	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock					2/7/2027	400,000	248,555	—	—	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock					2/7/2027	2048000	505,450	0	0	C/E/N
								754,005	—	—
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock					8/7/2023	49,792	1,543,054	1,908,527	0.12%	C
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock					1/30/2029	840,000	287,985	387,600	0.02%	C/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock					5/4/2027	2,062,500	508,805	991,571	0.06%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock					8/15/2027	1,327,869	212,360	392,459	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)					9/18/2025	1,049,996	276,492	473,606	0.03%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)					10/3/2028	1,511,002	93,407	328,986	0.02%	C/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock					10/30/2029	333,370	202,001	80,000	—%	C/D/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock					3/19/2028	1,860,000	377,722	5,000,000	0.30%	C/E/N
								3,501,826	9,562,749	0.57%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	$2,001,384	$77,482	—	C/E/N
Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	199,907	0.01%	C/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,746,723	0.41%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	362,686	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	366,284	0.02%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	94,941	0.01	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	7,615,777	0.46%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	4,877,540	0.29%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	401,769	0.02%	C/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	883,782	0.05%	C/E/N

Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	371,021	0.02%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	503,762	0.03%	C/E/N
				766,613	874,783	0.05%

Total Equity Securities - 17.2% of Net Assets				132,148,458	126,133,769	7.58%

Total Investments - 221.8% of Net Assets				$1,692,082,677	$1,628,764,854

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					35,449,403	2.13%
Cash and Cash Equivalents					35,449,403	2.13%

Total Cash and Investments - 226.6% of Net Assets					$1,664,214,257	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2020
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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $277,651,386 and $267,794.042, respectively, for the nine months ended September 30, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2020 was $1,552,060,583 or 93.3% of total cash and investments of the Company. As of September 30, 2020, approximately 7.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act..

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$5,127,551	$5,059,515	$5,135,971	0.30%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$19,897,959	19,710,909	19,919,847	1.18%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$—	(21,632)	—	—	K/N
								24,748,792	25,055,818	1.48%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$801,784	797,527	801,784	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$942,947	937,941	942,947	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$1,066,574	1,060,912	1,066,574	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$768,185	764,107	768,185	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$817,276	812,522	817,276	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$853,632	848,667	853,632	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$1,272,196	1,264,796	1,272,196	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$581,841	578,354	581,841	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$554,715	551,390	554,715	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	—	5.25%	7.00%	9/27/2023	$2,655,121	2,623,792	2,620,870	0.15%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	—	5.00%	6.75%	6/5/2023	$21,683,485	21,440,802	21,653,129	1.28%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/27/2024	$12,500,000	12,187,500	12,250,000	0.72%	N
								43,868,310	44,183,149	2.61%
Automobiles
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$38,966,342	38,845,649	39,356,005	2.32%	N
Autoalert, LLC	First Lien Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$15,420,901	15,313,907	15,575,110	0.92%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	—	6.25% Cash+2.00% PIK	10.25%	2/1/2023	$16,183,673	15,965,712	16,345,510	0.96%	N
								70,125,268	71,276,625	4.20%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$875,631	875,023	875,106	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$35,420,561	35,395,034	35,399,308	2.09%	N
								36,270,057	36,274,414	2.14%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$15,080,645	14,733,952	15,082,153	0.89%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$6,169,355	6,059,721	6,169,972	0.36%	N
								20,793,673	21,252,125	1.25%
Chemicals
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$10,315,515	8,778,822	3,708,428	0.22%	B/C/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$1,114,120	1,114,120	1,114,120	0.07%	B/N
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$5,171,151	5,171,151	5,171,151	0.31%	B/N
								15,064,093	9,993,699	0.60%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	$—	$(13,529)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	—	(17,647)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$6,535,948	6,472,583	6,477,124	0.38%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$7,220,080	7,114,156	7,172,428	0.42%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$1,228,924	1,189,152	1,205,750	0.07%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$13,167,038	13,012,854	13,080,136	0.77%	N
								27,788,745	27,904,262	1.64%
Communications Equipment
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$1,214,371	1,214,371	1,214,371	0.07%	L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$282,820	238,768	282,820	0.02%	L/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	1,074,115	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,740,841	0.16%	C/E/G/H/N
								7,108,944	5,312,147	0.31%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$2,536,311	2,502,108	2,090,739	0.12%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (5.4% Exit Fee)	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$14,031,084	13,959,042	11,566,142	0.67%	L/N
								16,461,150	13,656,881	0.79%
Construction Materials
Brannan Sand and Gravel Company, LLC	First Lien Term Loan	LIBOR(Q)	—	5.25%	7.25%	7/3/2023	$6,682,556	6,612,301	6,652,484	0.39%	N

Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	8.24%	12/21/2021	$23,971,792	23,800,742	23,749,039	1.40%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.54%	10/23/2024	$19,346,662	18,873,298	19,031,311	1.12%	N
								42,674,040	42,780,350	2.52%
Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$5,235,973	5,235,973	5,235,978	0.31%	B/N
Edmentum, Inc.	First Lien Term Loan B	LIBOR(Q)	—	8.50%	10.43%	6/9/2021	$10,740,023	9,566,580	10,740,023	0.63%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$8,281,653	8,281,653	8,281,661	0.49%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$17,609,276	17,536,516	17,609,276	1.04%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,675,888	3,675,888	3,675,888	0.22%	B/N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$—	(30,874)	(38,827)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$22,934,229	22,203,944	22,062,728	1.30%	N
								66,469,680	67,566,727	3.99%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$40,834,419	40,834,418	40,834,419	2.41%	E/F/N/O
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	10.05%	10/1/2026	$27,105,263	26,845,399	26,788,945	1.58%	G
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.45%	4/12/2025	$38,000,000	38,000,000	37,604,800	2.22%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$18,979,469	18,625,118	18,629,867	1.10%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$824,958	810,028	809,366	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.90%	7/20/2022	$2,333,333	2,299,659	2,335,900	0.14%	N
								127,414,622	127,003,297	7.50%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Diversified Telecommunication Services
American Broadband Holding Company	First Lien Term Loan	LIBOR(M)	1.25%	7.25%	9.05%	10/25/2022	$15,395,873	$15,151,000	$15,796,166	0.93%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.94%	9/29/2025	$24,840,563	24,660,905	24,571,540	1.45%
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.05%	11/1/2025	$25,846,154	25,648,456	12,509,538	0.74%
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2023	$799,588	787,670	796,310	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2020	$525,686	519,722	522,453	0.03%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	7.94%	10/31/2020	$—	—	(16,811)	—	K/N
Telarix, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$7,443,750	7,348,457	7,349,959	0.43%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$178,571	174,365	174,071	0.01%	N
								74,290,575	61,703,226	3.64%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,207,785	0.07%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	0.00%	5/26/2020	$6,578,877	6,578,877	3,289,438	0.19%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0.00%	5/26/2020	$8,668,850	8,668,850	2,208,823	0.13%	C/F/H/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	9.88%	11.81%	7/1/2020	$1,033,398	1,024,722	942,562	0.06%	L/N
								18,046,256	7,648,608	0.45%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$497,143	490,068	497,143	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$16,237,115	16,003,295	16,237,115	0.96%	N
								16,493,363	16,734,258	0.99%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	8.50%	10.44%	12/31/2020	$4,167,831	4,147,728	3,999,033	0.24%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	11.44%	13.38%	12/31/2020	$2,276,123	2,204,998	2,226,731	0.13%	L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	2.00%	8.81%	10.81%	6/14/2022	$23,614,465	23,255,646	23,371,236	1.38%	N
								29,608,372	29,597,000	1.75%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$8,502,033	8,351,441	8,483,328	0.50%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$—	(10,223)	(1,336)	—	K/N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$264,285	261,418	262,347	0.02%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$1,239,799	1,229,504	1,234,344	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$6,432,648	6,389,679	6,404,344	0.38%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$20,250,000	19,961,722	19,942,200	1.18%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$—	(30,795)	(34,200)	—	K/N
								36,152,746	36,291,027	2.15%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	2.80% Cash + 8.45% PIK	13.25%	1/26/2022	$24,564,304	$24,250,372	$22,591,790	1.33%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$5,678,264	5,678,264	5,735,615	0.34%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$13,583,579	13,524,243	13,720,773	0.81%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$—	(2,686)	—	—	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50% Cash + 2.00% PIK	10.44%	3/31/2022	$2,395,992	2,373,398	2,443,913	0.14%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50% Cash + 2.00% PIK	10.44%	3/31/2022	$142,889	141,895	145,747	0.01%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50%	8.44%	3/31/2022	$550,909	550,909	561,927	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50% Cash + 2.00% PIK	10.44%	3/31/2022	$—	(6,733)	—	—	K/N
								46,509,662	45,199,765	2.66%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$4,537,500	4,461,178	4,479,420	0.26%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$—	(6,724)	(5,333)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/19/2025	$28,000,000	27,801,191	27,860,000	1.64%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$5,318,571	5,296,361	5,295,702	0.31%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$1,714,286	1,708,138	1,706,914	0.10%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$6,020,424	6,002,687	5,994,536	0.35%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$3,934,469	3,918,004	3,917,550	0.23%	N
								49,180,835	49,248,789	2.89%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	—	6.76%	8.56%	5/20/2025	$13,960,362	13,698,968	13,635,085	0.79%	N

Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$16,648,997	16,321,473	16,345,985	0.96%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$—	(35,084)	(32,829)	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	—	5.63% Cash + 2.50% PIK	9.94%	10/1/2022	$52,127,502	51,828,896	51,270,531	3.03%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(Q)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,522,676	28,464,800	1.68%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	7.25%	9.19%	10/1/2022	$33,750,000	33,445,277	33,237,000	1.96%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR(Q)	1.37%	8.13%	10.06%	9/30/2021	$30,906,865	30,717,380	30,545,254	1.80%	H/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	9.71%	4/2/2027	$9,903,019	9,708,757	9,878,261	0.58%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR (M)	—	8.55%	8.55%	10/1/2022	€7,500,000	7,856,974	7,952,439	0.47%	D/H/L/N
								177,366,349	177,661,441	10.48%
IT Services
Apptio, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$11,812,993	11,598,319	11,567,282	0.68%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$—	(12,904)	(16,000)	—	K/N
Donuts Inc.	First Lien Revolver	LIBOR(M)	1.00%	6.25%	8.15%	9/17/2023	$373,849	350,320	364,746	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.19%	9/17/2023	$10,910,690	10,653,623	10,814,676	0.64%	N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	9.49%	10/11/2026	$16,280,678	16,166,395	15,715,983	0.93%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$4,996,644	4,913,115	4,990,148	0.29%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$2,726,918	2,692,315	2,723,373	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$16,397,517	16,210,453	16,376,200	0.97%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$—	(14,579)	(1,827)	—	K/N
								62,557,057	62,534,581	3.69%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	7.76%	6/15/2024	$55,556	$54,693	$53,556	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$111,111	108,557	105,111	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$1,504,611	1,480,597	1,450,445	0.09%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR(M)	—	13.50%	15.20%	2/1/2021	$5,672,712	5,637,816	5,588,188	0.33%	L/N
								7,281,663	7,197,300	0.43%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$—	(10,270)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$10,557,386	10,446,491	10,628,121	0.63%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(7,100)	(5,736)	—	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(19,127)	(19,255)	—	K/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$7,131,905	7,016,707	7,042,043	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$20,884,731	20,616,273	20,621,583	1.22%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	8.80%	10/19/2026	$25,000,000	24,753,355	22,687,500	1.34%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,528,197	12,709,103	0.75%	L/N
								75,324,526	73,663,359	4.36%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(M)	—	6.50%	8.35%	12/13/2022	$4,943,976	4,909,287	4,845,097	0.29%

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.88%	4/13/2021	$1,635,903	1,635,902	1,635,903	0.10%	B/N

Pharmaceuticals
Cambrex Corporation	Second Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.70%	12/6/2027	$15,441,176	15,133,798	15,363,971	0.91%	N
P&L Development, LLC	First Lien Term Loan	LIBOR(Q)	2.00%	7.50%	9.50%	6/28/2024	$8,645,000	8,447,637	8,601,775	0.51%	G/N
								23,581,435	23,965,746	1.42%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$20,772,306	20,522,294	20,851,241	1.23%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$—	(16,489)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	9.69%	6/1/2025	$7,611,914	7,551,528	7,155,199	0.42%	G/N
Discoverorg, LLC	Second Lien Term Loan	LIBOR(M)	—	8.50%	10.19%	2/1/2027	$15,000,000	14,795,054	15,075,000	0.89%	G
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$—	(45,365)	(40,404)	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$16,927,201	16,566,086	16,617,434	0.98%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$—	(7,699)	(11,385)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$9,482,016	9,315,912	9,262,034	0.55%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	10.44%	3/5/2026	$5,820,856	5,658,368	5,588,022	0.33%	N
STG-Fairway Acquisitions, Inc.(First Advantage)	Second Lien Term Loan	LIBOR(M)	1.00%	9.25%	11.05%	6/30/2023	$31,000,000	30,701,658	31,000,000	1.83%	N
								105,041,347	105,497,141	6.23%
Real Estate Management and Development
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$2,321,694	2,289,777	2,310,086	0.14%	N
Florida East Coast Industries, LLC	First Lien Incremental Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$876,520	869,946	872,138	0.05%	N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$4,444,444	4,371,064	4,371,111	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$—	(4,371)	(4,583)	—	K/N
								7,526,416	7,548,752	0.45%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.04%	5/15/2027	$19,382,324	19,008,604	18,796,978	1.11%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$1,594,315	$1,547,623	$1,537,877	0.09%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$23,383,293	23,292,776	22,969,408	1.36%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$159,432	143,495	140,619	0.01%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$3,606,829	3,563,940	3,606,829	0.21%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$14,160,797	13,978,598	14,160,797	0.84%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	11/13/2022	$—	(14,355)	—	—	K/N
Marketlive, LLC (Kibo)	First Lien Term Loan	LIBOR(Q)	—	8.00%	9.91%	12/18/2020	$5,076,516	4,988,719	4,989,707	0.29%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	8.60%	5/3/2025	$224,401	193,557	190,964	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash+1.00% PIK	8.72%	5/3/2025	$14,362,948	14,098,242	14,084,307	0.82%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.30%	5/3/2025	$689,257	667,641	665,857	0.04%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$13,081,645	12,846,264	12,860,565	0.76%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$14,557,807	14,269,367	14,311,780	0.84%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$1,744,219	1,668,977	1,670,526	0.10%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	10.22%	8/9/2024	$14,007,952	13,649,539	13,665,177	0.81%	N
								104,894,383	104,854,413	6.18%
Specialty Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	10.54%	9/12/2022	$6,410,930	6,314,032	6,404,519	0.38%	N

Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$—	(9,446)	(3,893)	—	K/N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$11,142,879	11,057,992	11,110,565	0.66%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	5/5/2025	$2,880,000	2,854,404	2,558,405	0.15%
								13,902,950	13,665,077	0.81%
Textiles, Apparel and Luxury Goods
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.55%	9/29/2025	$11,967,243	11,888,882	11,987,228	0.71%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	9.50%	12/28/2023	$23,528,829	23,383,523	23,507,653	1.39%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	12.00%	10/12/2023	$10,793,402	10,549,564	10,793,402	0.64%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.91%	10/12/2023	$39,823,155	38,936,624	39,624,039	2.34%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	6.75%	8.75%	7/16/2025	$27,664,640	27,395,096	27,410,125	1.62%	N
								112,153,689	113,322,447	6.70%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.93%	4/17/2024	$24,826,865	24,672,974	25,571,671	1.51%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$—	—	—	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$2,857,143	2,826,874	2,857,145	0.17%	N
								27,499,848	28,428,816	1.68%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(M)	1.50%	7.00%	8.90%	8/2/2023	$26,315,789	26,067,931	26,202,632	1.55%	N

Total Debt Investments								1,564,445,871	1,535,193,938	90.60%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	6,333,559	0.38%	C/N
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,165,433	2,300,366	0.14%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,225,361	2,347,314	0.14%	E/F/N
								5,246,107	10,981,239	0.66%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Chemicals
AGY Holding Corp.	Common Stock		1,333,527	$—	$—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	—	—	B/C/E/N
				1,091,200	—	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	3,523	—	C/D/H/N

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	1,433,968	0.08%	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	1	7,084,470	0.42%	B/C/E/N
				680,227	8,518,438	0.50%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	31,682,859	1.87%	E/F/N/O
Conventional Lending TCP Holdings, LLC	Membership Units		14,269,948	14,269,948	14,269,948	0.84%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,772,812	1,772,812	2,384,330	0.14%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		18,039,482	18,039,482	18,764,975	1.11%	E/I/N
				56,281,658	67,102,112	3.96%
Diversified Telecommunication Services
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	95,280	0.01%	C/D/E/H/N

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	29,070	—	C/E/N
				10,445,018	29,070	—
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	400,000	248,555	113,280	0.01%	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,048,000	505,450	579,992	0.03%	C/E/N
				754,005	693,272	0.04%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	$511,349	$509,086	0.03%	C/E/N
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	271,044	0.02%	C/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,687,500	297,361	347,063	0.02%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	180,797	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	396,397	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	335,614	0.02%	C/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	205,018	0.01%	C/D/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,600,000	0.27%	C/E/N
				2,258,677	6,845,019	0.40%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	47,518	—	C/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	526,350	0.03%	C/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,925,847	0.41%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	391,407	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	395,290	0.02%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	64,803	—	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	7,822,490	0.45%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	2,476,881	0.15%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,167,641	0.07%	C/E/F/N
Findly Talent, LLC	Membership Units		708,229	230,938	123,939	0.01%	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	5,380,520	0.32%	C/E/N
				27,267,418	6,672,100	0.40%
Semiconductors and Semiconductor Equipment
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	667,570	0.04%	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	838,607	0.05%	C/E/N
				1,451,990	1,506,177	0.09%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	$188,770	$469,687	0.03%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	523,801	0.03%	C/E/N
				766,612	993,488	0.06%

Total Equity Securities				124,831,136	114,312,957	6.75%

Total Investments				$1,689,277,077	$1,649,506,895

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					44,848,539	2.65%
Cash and Cash Equivalents					44,848,539	2.65%

Total Cash and Investments					$1,694,355,434	100.00%	M

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

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$34,362,132	$44,778,592	$105,290,665	$128,578,869
Companies 5% to 25% owned	1,047,031	495,480	2,051,272	2,208,502
Companies more than 25% owned	1,225,033	1,024,457	4,419,429	2,822,733
PIK interest income:
Companies less than 5% owned	2,275,382	2,525,116	6,244,827	8,363,204
Companies 5% to 25% owned	913,580	1,030,375	2,779,536	2,488,171
Dividend income:
Companies more than 25% owned	1,270,626	914,330	2,000,771	1,786,932
Lease income:
Companies more than 25% owned	—	74,457	38,136	223,370
Other income:
Companies less than 5% owned	1,753,914	797,542	5,739,886	883,721
Companies 5% to 25% owned	—	—	648,799	—
Total investment income	42,847,698	51,640,349	129,213,321	147,355,502

Operating expenses
Interest and other debt expenses	9,729,241	12,419,312	31,330,324	34,251,576
Management and advisory fees	5,883,493	6,356,723	17,804,678	18,510,954
Incentive fee	5,048,103	5,369,678	10,293,407	15,554,088
Administrative expenses	539,947	599,559	1,619,841	1,798,677
Legal fees, professional fees and due diligence expenses	437,127	492,847	1,438,195	1,360,860
Director fees	220,557	194,396	660,789	585,522
Insurance expense	175,080	160,578	525,241	416,647
Custody fees	106,209	104,841	329,649	302,054
Other operating expenses	585,228	628,220	1,983,186	2,127,194
Total operating expenses	22,724,985	26,326,154	65,985,310	74,907,572

Net investment income	20,122,713	25,314,195	63,228,011	72,447,930

Realized and unrealized gain (loss)
Net realized gain (loss):
Investments in companies less than 5% owned	(2,077,025)	(224,682)	2,333,558	(525,041)
Investments in companies 5% to 25% owned	(15,918,435)	—	(15,918,435)	43,320
Investments in companies more than 25% owned	—	—	129,950	—
Net realized loss	(17,995,460)	(224,682)	(13,454,927)	(481,721)
Change in net unrealized appreciation/depreciation	46,825,959	(6,651,462)	(23,950,016)	(40,230,222)
Net realized and unrealized gain (loss)	28,830,499	(6,876,144)	(37,404,943)	(40,711,943)

Realized loss on extinguishment of debt	(2,436,913)	—	(2,436,913)	—

Net increase in net assets resulting from operations	$46,516,299	$18,438,051	$23,386,155	$31,735,987

Basic and diluted earnings per share	$0.81	$0.31	$0.40	$0.54

Basic and diluted weighted average shares outstanding	57,767,264	58,766,002	58,066,434	58,766,410

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727
Issuance of common stock from dividend reinvestment plan	193	—	2,738	—	2,738
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	23,320,098	23,320,098
Net realized and unrealized gain	—	—	—	801,722	801,722
Regular dividends paid to common shareholders	—	—	—	(21,155,619)	(21,155,619)
Balance at March 31, 2019	58,765,800	$58,766	$999,950,251	$(166,691,030)	$833,317,987

Issuance of common stock from dividend reinvestment plan	200	—	2,843	—	2,843
Net investment income	—	—	—	23,813,638	23,813,638
Net realized and unrealized loss	—	—	—	(34,637,520)	(34,637,520)
Regular dividends paid to common shareholders	—	—	—	(21,155,688)	(21,155,688)
Balance at June 30, 2019	58,766,000	$58,766	$999,953,094	$(198,670,600)	$801,341,260

Issuance of common stock from dividend reinvestment plan	215	—	2,913	—	2,913
Net investment income	—	—	—	25,314,195	25,314,195
Net realized and unrealized loss	—	—	—	(6,876,144)	(6,876,144)
Regular dividends paid to common shareholders	—	—	—	(21,155,760)	(21,155,760)
Balance at September 30, 2019	58,766,215	$58,766	$999,956,007	$(201,388,309)	$798,626,464

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386
Issuance of common stock from dividend reinvestment plan	486	1	3,038	—	3,039
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—	(6,100,190)
Net investment income	—	—	—	22,052,924	22,052,924
Net realized and unrealized loss	—	—	—	(91,534,335)	(91,534,335)
Regular dividends paid to common shareholders	—	—	—	(21,155,913)	(21,155,913)
Balance at March 31, 2020	57,766,912	$57,767	$991,283,210	$(311,757,066)	$679,583,911

Issuance of common stock from dividend reinvestment plan	352	—	3,214	—	3,214
Net investment income	—	—	—	21,052,373	21,052,373
Net realized and unrealized gain	—	—	—	25,298,894	25,298,894
Regular dividends paid to common shareholders	—	—	—	(20,796,088)	(20,796,088)
Balance at June 30, 2020	57,767,264	$57,767	$991,286,424	$(286,201,887)	$705,142,304

Net investment income	—	—	—	20,122,713	20,122,713
Net realized and unrealized gain	—	—	—	28,830,499	28,830,499
Loss on extinguishment of debt	—	—	—	(2,436,913)	(2,436,913)
Regular dividends paid to common shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at September 30, 2020	57,767,264	$57,767	$991,286,424	$(257,015,767)	$734,328,424

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net increase in net assets resulting from operations	$23,386,155	$31,735,987
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	13,454,927	481,721
Realized loss on extinguishment of debt	2,436,913	—
Change in net unrealized appreciation/depreciation of investments	23,545,215	40,230,013
Net amortization of investment discounts and premiums	(6,403,254)	(10,379,654)
Amortization of original issue discount on convertible debt	896,286	965,771
Interest and dividend income paid in kind	(9,024,363)	(10,851,375)
Amortization of deferred debt issuance costs	2,635,272	2,718,735
Changes in assets and liabilities:
Purchases of investment securities	(268,627,023)	(547,538,826)
Proceeds from sales, maturities and pay downs of investments	267,794,042	444,068,802
Decrease in accrued interest income - companies less than 5% owned	1,836,026	1,894,105
Decrease (increase) in accrued interest income - companies 5% to 25% owned	(321,305)	25,936
Decrease (increase) in accrued interest income - companies more than 25% owned	292,110	(136,531)
Decrease (increase) in receivable for investments sold	1,149,394	(7,433,969)
Decrease in prepaid expenses and other assets	2,411	1,832,059
Increase (decrease) in payable for investments purchased	(6,471,484)	950,987
Increase (decrease) in incentive compensation payable	294,432	(470,668)
Decrease in interest payable	(7,909,781)	(2,126,330)
Decrease in payable to the Advisor	(1,001,114)	(467,340)
Increase (decrease) in management and advisory fees payable	258,876	(5,247,344)
Increase (decrease) in accrued expenses and other liabilities	(428,745)	551,611
Net cash provided by (used in) operating activities	37,794,990	(59,196,310)

Financing activities
Borrowings	380,175,324	519,000,000
Repayments of debt	(358,518,019)	(487,500,000)
Payments of debt issuance costs	(3,475,314)	(4,706,156)
Dividends paid to common shareholders	(59,282,180)	(63,467,067)
Repurchase of common shares	(6,100,190)	(125,679)
Proceeds from issuance of notes	—	148,135,500
Proceeds from shares issued in connection with dividend reinvestment plan	6,253	8,494
Net cash provided by (used in) financing activities	(47,194,126)	111,345,092

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(9,399,136)	52,148,782
Cash and cash equivalents (including restricted cash) at beginning of period	44,848,539	27,920,402
Cash and cash equivalents (including restricted cash) at end of period	$35,449,403	$80,069,184

Supplemental cash flow information
Interest payments	$34,765,953	$32,007,334

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020

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

Investment operations are conducted through the Company's wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company ("SVCP"), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), TCPC Funding II, LLC, a Delaware limited liability company ("TCPC Funding II") and TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. TCPC Funding, TCPC Funding II and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. SVCP was treated as a partnership for U.S. federal income tax purposes through August 1, 2018 and upon its conversion to a limited liability company on August 2, 2018 and thereafter is and will be treated as a disregarded entity.

Series H of SVOF/MM, LLC serves as the administrator of the Company (the “Administrator”). The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc., with the Advisor as the surviving entity.

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

September 30, 2020
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

Investment Valuation

The Company’s investments are generally held by SVCP, TCPC Funding I, TCPC Funding II or the SBIC. Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the board of directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

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

September 30, 2020

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

At September 30, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$1,908,527
2	Other direct and indirect observable market inputs *	92,334,635	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,311,838,240	98,458,217	122,313,295
3	Advisor valuations with significant unobservable inputs	—	—	1,911,940
Total		$1,404,172,875	$98,458,217	$126,133,762
______________
*    For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

2. Summary of Significant Accounting Policies — (continued)
Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,129,186,744	Income approach	Discount rate	5.8% - 16.2% (9.9%)
	76,738,323	Market quotations	Indicative bid/ask quotes	1 (1)
	32,646,226	Market comparable companies	Revenue multiples	1.5x - 5.0x (3.3x)
	73,266,947	Market comparable companies	EBITDA multiples	6.0x - 10.5x (9.8x)
Other Corporate Debt	55,886,900	Income approach	Discount rate	7.9% - 13.8% (11.1%)
	40,834,417	Market comparable companies	Book value multiples	1.3x (1.3x)
	1,736,900	Market comparable companies	Revenue multiples	4.3x (4.3x)
Equity	7,948,636	Income approach	Discount rate	10.0% - 13.8% (10.0%)
	15,924,308	Market quotations	Indicative bid/ask quotes	1 (1)
	18,864,267	Option Pricing Model	EBITDA/Revenue multiples	4.4x - 10.5x (9.4x)
			Implied volatility	35.0% - 88.5% (49.2%)
			Term	0.8 years - 4 years (2.4 years)
	1,080,216	Market comparable companies	Revenue multiples	0.5x - 24.8x (4.4x)
	25,522,718	Market comparable companies	EBITDA multiples	3.6x - 10.5x (7.4x)
	32,467,000	Market comparable companies	Book value multiples	1.3x (1.3x)
	22,418,090	Other *	N/A	N/A
$1,534,521,692
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

2. Summary of Significant Accounting Policies — (continued)
Changes in investments categorized as Level 3 during the three months ended September 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,363,063,199	$98,073,190	$106,916,536
Net realized and unrealized gains (losses)	13,046,136	(114,207)	15,947,865
Acquisitions *	76,650,858	499,234	2,266,062
Dispositions	(85,866,496)	—	(2,293,367)
Transfers out of Level 3 †	(55,055,457)	—	—
Reclassifications within Level 3 ‡	—	—	(523,801)
Ending balance	$1,311,838,240	$98,458,217	$122,313,295

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$20,092,206	$4,067,814	$15,357,002
______________
*    Includes payments received in kind and accretion of original issue and market discounts

†    Comprised of four investments that were transferred to Level 2 due to increased observable market activity

‡    Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,254,668
Net realized and unrealized gains (losses)	—	—	(73,894)
Dispositions	—	—	(792,635)
Reclassifications within Level 3 *	—	—	523,801
Ending balance	$—	$—	$1,911,940

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(771,248)
______________
*    Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

2. Summary of Significant Accounting Policies — (continued)
Changes in investments categorized as Level 3 during the nine months ended September 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829
Net realized and unrealized gains (losses)	(30,837,007)	(7,403,855)	6,134,133
Acquisitions *	239,421,150	19,899,469	17,058,242
Dispositions	(237,972,665)	—	(12,350,108)
Transfers into Level 3 †	83,790,120	—	—
Transfers out of Level 3 ‡	(55,055,457)	—	—
Reclassifications within Level 3 §	—	—	(523,801)
Ending balance	$1,311,838,240	$98,458,217	$122,313,295

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(22,167,391)	$(3,221,835)	$6,116,787
______________
*    Includes payments received in kind and accretion of original issue and market discounts

†    Comprised of five investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of four investments that were transferred to Level 2 due to increased observable market activity

§    Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,318,128
Net realized and unrealized gains (losses)	—	—	(13,414)
Dispositions	—	—	(916,575)
Reclassifications within Level 3 *	—	—	523,801
Ending balance	$—	$—	$1,911,940

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(710,771)
______________
*    Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

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

September 30, 2020

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

September 30, 2020

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
______________
*    Comprised of two investments that were reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at September 30, 2020 or December 31, 2019.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at September 30, 2020 and December 31, 2019, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2020 and December 31, 2019 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2020

2. Summary of Significant Accounting Policies — (continued)
current period. Risks may arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts and from unanticipated movements in interest rates and the value of foreign currencies relative to the U.S. dollar. Certain derivatives may also require the Company to pledge assets as collateral to secure its obligations.

During the nine months ended September 30, 2020 and the nine months ended September 30, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP, TCPC Funding I, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable.

The tax returns of the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2020, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

2. Summary of Significant Accounting Policies — (continued)
and/or return of capital. As of December 31, 2019, the Company had non-expiring capital loss carryforwards in the amount of $177,144,745 available to offset future realized capital gains.

As of September 30, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

September 30, 2020
Tax basis of investments	$1,692,082,677

Unrealized appreciation	$58,711,318
Unrealized depreciation	(122,029,141)
Net unrealized depreciation	$(63,317,823)

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

3. Management Fees, Incentive Compensation and Other Expenses — (continued)

earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). For the three months ended June 30, 2020, the Company’s incentive compensation included a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the total return hurdle in such quarter. For the three months ended September 30, 2020, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the quarter included another $0.6 million, or 1/6 of the First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2020 and December 31, 2019, no such reserve was accrued.

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

4. Leverage

Leverage is comprised of convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), unsecured notes due August 2024 issued by the Company (the “2024 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

4. Leverage — (continued)

Total leverage outstanding and available at September 30, 2020 was as follows:

	Maturity	Rate		Carrying Value *	Available	Total Capacity
Operating Facility	2024	L+2.00%	†	$163,077,610	$136,922,390	$300,000,000	‡
Funding Facility II	2025	L+2.00%	§	125,000,000	75,000,000	200,000,000	**
SBA Debentures	2024−2029	2.63%	††	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,056,214	—	139,056,214
2022 Notes ($175 million par)	2022	4.125%		174,745,328	—	174,745,328
2024 Notes ($200 million par) ‡‡	2024	3.900%		198,111,194	—	198,111,194
Total leverage				937,990,346	$223,922,390	$1,161,912,736
Unamortized issuance costs				(6,239,766)
Debt, net of unamortized issuance costs				$931,750,580
______________
*    Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
†    As of September 30, 2020, $8.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $3.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
‡    Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
§    Subject to certain funding requirements
**    Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
††    Weighted-average interest rate, excluding fees of 0.36% or 0.35%
‡‡    On October 2, 2020, the Company issued an additional $50.0 million of its 2024 Notes for a total outstanding aggregate principal amount of $250.0 million.

Total leverage outstanding and available at December 31, 2019 was as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
Operating Facility	2023	L+2.00%	†	$108,497,620	$161,502,380	$270,000,000
Funding Facility I	2023	L+2.00%	‡	158,000,000	142,000,000	300,000,000
SBA Debentures	2024−2029	2.63%	§	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		138,584,313	—	138,584,313
2022 Notes ($175 million par)	2022	4.125%		174,649,566	—	174,649,566
2024 Notes ($200 million par)	2024	3.900%		197,782,572	—	197,782,572
Total leverage				915,514,071	$315,502,380	$1,231,016,451
Unamortized issuance costs				(7,711,684)
Debt, net of unamortized issuance costs				$907,802,387
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

4. Leverage — (continued)

The combined weighted-average interest rates on total leverage outstanding at September 30, 2020 and December 31, 2019 were 3.33% and 3.84%, respectively.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2020	2019
Interest expense	$27,752,458	$30,846,775
Amortization of deferred debt issuance costs	2,635,272	2,718,735
Commitment fees	942,594	686,066
Total	$31,330,324	$34,251,576

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $139.8 million, $177.4 million and $207.5 million, respectively. As of December 31, 2019, the estimated fair values of the Operating Facility, Funding Facility I and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $144.0 million, $181.6 million and $205.0 million, respectively. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes and 2024 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II, the convertible notes, the 2022 Notes, the 2024 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes, which matured on December 15, 2019. The 2019 Convertible Notes were general unsecured obligations of the Company, and ranked structurally junior to the revolving credit facilities and the SBA Debentures. The 2019 Convertible Notes bore interest at an annual rate of 5.25% and were redeemed in full at maturity.

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At September 30, 2020, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of September 30, 2020 and December 31, 2019, the components of the carrying values of the 2022 Convertible Notes were as follows:

	September 30, 2020	December 31, 2019
Principal amount of debt	$140,000,000	$140,000,000
Original issue discount, net of accretion	(943,786)	(1,415,687)
Carrying value of debt	$139,056,214	$138,584,313

For the nine months ended September 30, 2020 and 2019, the components of interest expense for the convertible notes were as follows:

	Nine Months Ended September 30,
	2020		2019
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	N/A	$4,856,250	$4,252,500	$4,856,250
Amortization of original issue discount	N/A	471,902	387,867	449,900
Total interest expense	N/A	$5,328,152	$4,640,367	$5,306,150

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the nine months ended September 30, 2019. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the nine months ended September 30, 2020 and September 30, 2019.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

4. Leverage — (continued)

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and the 2024 Notes. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of the 2024 Notes. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually, and all principal is due upon maturity. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and the 2022 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes and 2024 Notes were as follows:

	September 30, 2020		December 31, 2019
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Principal amount of debt	$175,000,000	$200,000,000	$175,000,000	$200,000,000
Original issue discount, net of accretion	(254,672)	(1,888,806)	(350,434)	(2,217,428)
Carrying value of debt	$174,745,328	$198,111,194	$174,649,566	$197,782,572

For the nine months ended September 30, 2020 and 2019, the components of interest expense for the 2022 Notes and 2024 Notes were as follows:

	Nine Months Ended September 30,
	2020		2019
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Stated interest expense	$5,414,063	$5,850,000	$5,414,063	$617,500
Amortization of original issue discount	95,763	328,622	92,211	35,794
Total interest expense	$5,509,826	$6,178,622	$5,506,274	$653,294

Operating Facility

The Operating Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. During the second quarter of 2020, the Operating Facility was amended to extend the maturity date to May 6, 2024 and to increase its capacity from $270.0 million to $300.0 million, subject to consent from the applicable lenders and other customary conditions. On July 31, 2020, the Operating Facility was further amended to include a $100 million accordion feature which allows

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

4. Leverage — (continued)

for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding I, TCPC Funding II and the SBIC, are included in the collateral for the facility.

Borrowings under the Operating Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the Operating Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility, if applicable. The Operating Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of September 30, 2020, SVCP was in full compliance with such covenants.

Funding Facility I

Funding Facility I was a senior secured revolving credit facility which provided for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions and had a maturity of May 31, 2023. Borrowings under Funding Facility I bore interest at a rate of LIBOR plus either 2.00% or 2.35% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. In addition to amounts due on outstanding debt, the facility accrued commitment fees of 0.25% per annum on the unused portion of the facility, or 0.50% per annum when the unused portion is greater than 33% of the total facility, plus an administrative fee of 0.25% per annum. The facility was terminated in August 2020 and replaced with Funding Facility II. The Statement of Operations reflects a $2.4 million loss on the termination of this facility.

Funding Facility II

Funding Facility II is a senior secured revolving credit facility which provides for amounts to be drawn up to $200.0 million, subject to certain collateral and other restrictions. The facility contains an accordion feature which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding II are included in the collateral for the facility.

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of September 30, 2020, TCPC Funding II was in full compliance with such covenants.

SBA Debentures

As of September 30, 2020, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2020, SVCP had committed $79.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2020 and December 31, 2019 were as follows:

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

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
_____________
*    Weighted-average interest rate

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

SVCP, TCPC Funding I, TCPC Funding II and the SBIC conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)
The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2020 and December 31, 2019 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2020	December 31, 2019
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Acquia Inc.	11/1/2025	1,803,792	1,803,792
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	N/A	769,231
Auto Trakk SPV, LLC	12/21/2021	3,193,208	3,193,208
Bisnow, LLC	9/21/2022	N/A	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	N/A	55,556
CAREATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	1,062,877	2,497,761
Donuts Inc.	9/17/2023	1,034,483	660,634
Dude Solutions Holdings, Inc.	6/13/2025	1,619,124	2,207,896
Edmentum, Inc.	12/9/2021	1,482,970	205,642
Home Partners of America, Inc.	10/13/2022	N/A	2,142,857
iCIMS, Inc.	9/12/2024	121,678	490,735
JAMF Holdings, Inc.	11/13/2022	N/A	1,214,052
Kellermeyer Bergensons Services, LLC	11/7/2026	1,758,170	3,464,052
Khoros LLC (Lithium)	10/3/2022	1,652,803	1,983,364
Olaplex, Inc.	1/8/2025	670,000	N/A
Patient Point Network Solutions, LLC	6/26/2022	87,713	176,190
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	N/A	671,356
Pulse Secure, LLC	8/22/2025	1,381,494	1,342,516
Puppet, Inc.	6/19/2023	3,482,734	N/A
ResearchGate GmBH	10/1/2022	8,286,000	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/3/2025	2,826,793	2,016,078
RigUp, Inc.	3/1/2024	9,666,667	N/A
Sandata Technologies, LLC	7/23/2024	N/A	2,250,000
Snow Software AB	4/17/2024	N/A	2,616,329
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	N/A
Team Software, Inc.	9/17/2023	2,457,847	2,282,287
Telarix, Inc.	11/19/2023	N/A	178,571
TPC Intermediate Holdings, LLC	5/15/2020	N/A	4,363,137
Unanet, Inc.	5/31/2024	2,525,510	4,974,490
VSS-Southern Holdings, LLC	3/31/2022	N/A	1,027,397
Xactly Corporation	7/31/2022	854,898	1,405,501
Total Unfunded Balances		$51,042,227	$57,296,072

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

6. Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2020 and December 31, 2019, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2020 and December 31, 2019, amounts reimbursable to the Advisor totaled $0.6 million and $1.6 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2020 and 2019, expenses allocated pursuant to the Administration Agreement totaled $1.6 million, and $1.8 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2020 and 2019:

	2020	2019
Shares Issued	838	608
Average Price Per Share	$7.46	$13.97
Proceeds	$6,253	$8,494

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
				$1.02	$59,282,180

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
				$1.08	$63,467,067

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2010

7. Stockholders’ Equity and Dividends — (continued)
On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 29, 2020, to be in effect through the earlier of two trading days after the Company’s third quarter 2020 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2020:

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
______________
*    Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net increase in net assets resulting from operations	$23,386,155	$31,735,987
Weighted average shares outstanding	58,066,434	58,766,410
Earnings per share	$0.40	$0.54

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

9. Subsequent Events

On October 29, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On October 2, 2020, the Company issued an additional $50.0 million of its 2024 Notes. The additional 2024 Notes are treated as a single series with the previously issued 2024 Notes under the indenture and have the same terms. Upon the issuance of the additional 2024 Notes, the outstanding aggregate principal amount of the Company’s 2024 Notes is $250,000,000.

On November 2, 2020, the Company’s board of directors declared a fourth quarter dividend of $0.30 per share payable on December 31, 2020 to stockholders of record as of the close of business on December 17, 2020.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

10. Financial Highlights

	Nine Months Ended September 30,
	2020	2019
Per Common Share
Per share NAV at beginning of period	$13.21	$14.13

Investment operations:
Net investment income	1.09	1.23
Net realized and unrealized losses	(0.65)	(0.69)
Total from investment operations	0.44	0.54

Repurchase of common stock	0.12	—
Loss on extinguishment of debt	(0.04)	—
Distributions to common shareholders	(1.02)	(1.08)
Per share NAV at end of period	$12.71	$13.59

Per share market price at end of period	$9.81	$13.56

Total return based on market value (1), (2)	(22.9)%	12.3%
Total return based on net asset value (1), (3)	3.9%	3.8%

Shares outstanding at end of period	57,767,264	58,766,215

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2020

10. Financial Highlights — (continued)

	Nine Months Ended September 30,
	2020	2019
Ratios to average common equity: (4)
Net investment income	12.0%	12.4%
Expenses excluding incentive compensation	10.2%	9.6%
Expenses including incentive compensation	11.6%	11.5%

Ending common shareholder equity	$734,328,424	$798,626,464
Portfolio turnover rate	16.5%	26.8%
Weighted-average leverage outstanding	$943,329,378	$881,959,850
Weighted-average interest rate on leverage	3.9%	4.7%
Weighted-average number of common shares	58,066,434	58,766,410
Average leverage per share	$16.25	$15.01
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2020
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 11/15/20	473,593	3,708,428	(9,252,415)	5,070,394	473,593	—	—
AGY Holding Corp., Senior Secured Delayed Draw Term Loan A, 12%, due 9/15/20	47,313		46,711	—	1,180,742	(1,227,453)	—
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/20	33,424	1,114,120	(1,147,915)	—	33,795	—	—
AGY Holding Corp., Senior Secured Term Loan A1, 12%, due 9/15/20	26,184		71,000	—	650,295	(721,295)	—
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/20	155,135	5,171,151	(4,589,653)	—	156,858	(738,356)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	—	1,433,968	—	(432,518)	—	—	1,001,450
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 12/9/21	1,308,825	17,609,276	—	89,398	1,285,152	—	18,983,826
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	246,531	3,675,888	—	—	242,974	—	3,918,862
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	7,084,470	—	(2,136,616)	—	—	4,947,854
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	210,536	5,235,978	—	(6)	402,770	—	5,638,742
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	1,386,655	10,740,023	—	(571,535)	749,056	—	10,917,544
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	454,525	8,281,661	—	(8)	449,110	—	8,730,763
Edmentum, Inc., Senior Secured 2nd Lien Revolver, 5% PIK, due 12/9/21	777,075	—	—	—	5,732,733	—	5,732,733
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 8/31/20	232,245	—	—	24,735	3,682,688	—	3,707,423
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	127,566	1,635,903	—	—	—	—	1,635,903
Iracore Investments Holdings, Inc., Class A Common Stock	—	2,476,881	—	2,400,659	—	—	4,877,540
KAGY Holding Company, Inc., Series A Preferred Stock	—	—	(1,091,200)	1,091,200	—	—	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,925,848	—	(179,125)	—	—	6,746,723
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	391,407	—	(28,721)	—	—	362,686
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	395,290	—	(29,006)	—	—	366,284
Total	$5,479,607	$75,880,292	$(15,963,472)	$5,298,851	$15,039,766	$(2,687,104)	$77,568,333
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019		Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2020
36th Street Capital Partners Holdings, LLC, Membership Units	$1,998,321	$31,682,859		$—	$784,141	$—	$—	$32,467,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	3,675,098	40,834,419		—	(2)	—	—	40,834,417
Anacomp, Inc., Class A Common Stock	—	1,167,640		—	(765,870)	—	—	401,770
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 5/26/20	44,222	1,207,786		—	(253,135)	336,333	—	1,290,984
Conergy Asia Holdings Limited, Class B Shares	—	—		—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—		—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units	702,558	14,269,948		—	(834,043)	2,410,921	—	15,846,826
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 5/26/20	—	3,289,438		—	(21,710)	—	—	3,267,728
Kawa Solar Holdings Limited, Ordinary Shares	—	—		—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 5/26/20	—	2,208,823		—	(186,380)	—	—	2,022,443
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—		—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	26,635	2,300,366	0	(32,062)	(134,933)	—	(2,133,371)	—
United N661UA-767, LLC (Aircraft Trust Holding Company)	11,502	2,347,314		162,012	(121,954)	—	(2,387,372)	—
Total	$6,458,336	$99,308,593		$129,950	$(1,533,886)	$2,747,254	$(4,520,743)	$96,131,168
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2020

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
AGY Equity, LLC, Class A Preferred Units	9/21/20
AGY Equity, LLC, Class B Preferred Units	9/21/20
AGY Equity, LLC, Class C Common Units	9/21/20
Autoalert Acquisition Co, LLC, Warrants to purchase LLC interest	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series E Preferred Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2019

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series G Preferred Stock	5/5/17
Adesto Technologies Corporation, Warrants to Purchase Common Stock	5/8/18
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Findly Talent, LLC, Class A Membership Units	1/1/14
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Shop Holding, LLC (Connexity), Class A Units	6/2/11
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
STG-Fairway Holdings, LLC (First Advantage), Class A Units	12/30/10
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Warrants to Purchase Preferred Stock	12/22/15
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC ("TCPC Funding II") and TCPC SBIC, LP (the “SBIC”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. TCPC Funding, TCPC Funding II and the SBIC have elected to be treated as partnerships for U.S. federal income tax purposes. SVCP was treated as a partnership for U.S. federal income tax purposes through August 1, 2018 and upon its conversion to a limited liability company on August 2, 2018, and thereafter is and will be treated as a disregarded entity.

    Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $200.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2020, 92.1% of our total assets were invested in qualifying assets.

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

As of September 30, 2020, 0.1% of our investments were categorized as Level 1, 5.7% were categorized as Level 2, 94.1% were Level 3 investments valued based on valuations by independent third party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2020, we invested approximately $78.6 million, comprised of new investments in 4 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $75.0 million, or 95.4% of total acquisitions, were in senior secured debt comprised of senior secured loans ($74.5 million, or 94.7% of total acquisitions) and senior secured notes ($0.6 million, or 0.7% of total acquisitions). The remaining $3.6 million (4.6% of total acquisitions) was comprised primarily of $0.9 million in equity interests in portfolios of debt and lease assets and $2.7 million in equity positions received in connection with debt investments. Additionally, we received approximately $89.1 million in proceeds from sales or repayments of investments during the three months ended September 30, 2020.

During the three months ended September 30, 2019, we invested approximately $176.0 million, comprised of new investments in 4 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 88.2% were in senior secured debt comprised of senior secured loans ($144.4 million, or 82.0% of total acquisitions) and senior secured notes ($10.8 million, or 6.2% of total acquisitions). The remaining $20.8 million (11.8% of total acquisitions) were comprised primarily of $20.4 million in equity interests in portfolios of debt and lease assets and $0.4 million in equity positions received in connection with debt investments. Additionally, we received approximately $180.6 million in proceeds from sales or repayments of investments during the three months ended September 30, 2019.

During the nine months ended September 30, 2020, we invested approximately $277.6 million, comprised of new investments in 12 new and 14 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $262.1 million, or 94.4% of total acquisitions, were in senior secured debt comprised of senior secured loans ($241.7 million, or 87.0% of total acquisitions) and senior secured notes ($20.5 million, or 7.4% of total acquisitions). The remaining $11.3 million (4.1% of total acquisitions) was comprised of equity investments, including $4.9 million in equity interests in portfolios of debt and lease assets and $6.4 million in equity positions received in connection with debt investments. Additionally, we received approximately $267.8 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2020.

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

At September 30, 2020, our investment portfolio of $1,628.8 million (at fair value) consisted of 101 portfolio companies and was invested 92.3% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 84.6% in senior secured loans, 6.1% in senior secured notes, 1.6% in junior notes and 7.7% in equity investments. Our average portfolio company investment at fair value was approximately $16.1 million. Our largest portfolio company investment by value was approximately 4.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.6% of our portfolio at September 30, 2020.

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

The industry composition of our portfolio at fair value at September 30, 2020 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	12.3%
Diversified Financial Services	11.6%
Software	7.3%
Textiles, Apparel and Luxury Goods	6.1%
Diversified Consumer Services	5.1%
Media	4.8%
Automobiles	4.5%
Professional Services	4.4%
IT Services	3.4%
Insurance	3.3%
Airlines	3.1%
Diversified Telecommunication Services	3.0%
Consumer Finance	2.8%
Capital Markets	2.7%
Health Care Technology	2.4%
Hotels, Restaurants and Leisure	2.2%
Building Products	2.1%
Commercial Services and Supplies	1.8%
Specialty Retail	1.7%
Thrifts and Mortgage Finance	1.7%
Tobacco Related	1.6%
Aerospace and Defense	1.6%
Energy Equipment and Services	1.6%
Pharmaceuticals	1.5%
Electrical Equipment	1.4%
Road and Rail	1.0%
Other	5.0%
Total	100.0%

The weighted average effective yield of our debt portfolio was 10.0% at September 30, 2020 and 10.3% at December 31, 2019. The weighted average effective yield of our total portfolio was 9.7% at September 30, 2020 and 9.7% at December 31, 2019. At September 30, 2020, 92.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.7% at September 30, 2020. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2020, representing 0.6% of the portfolio at fair value and 1.2% at cost. At December 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.5% at December 31, 2019.

Results of operations

Investment income

Investment income totaled $42.8 million and $51.6 million, respectively, for the three months ended September 30, 2020 and 2019, of which $39.8 million and $49.9 million were attributable to interest and fees on our debt investments, $1.3 million and $0.9 million to dividend income, $0.0 million and $0.1 million to lease income and $1.7 million and $0.8 million to other income, respectively. Included in interest and fees on our debt investments were $1.8 million and $3.7 million of non-recurring income related to prepayments for the three months ended September 30, 2020 and 2019, respectively. Included in other income were $1.7 million and $0.8 million in amendment fees during the three months ended September 30, 2020 and 2019, respectively. The decrease in investment income in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily reflects a decrease in interest income due to the decline in LIBOR rates.

Investment income totaled $129.2 million and $147.4 million, respectively, for the nine months ended September 30, 2020 and 2019, of which $120.8 million and $144.5 million were attributable to interest and fees on our debt investments, $2.0 million and $1.8 million to dividend income, $0.1 million and $0.2 million to lease income and $6.4 million and $0.9 million to other income, respectively. Included in interest and fees on our debt investments were $3.1 million and $9.5 million of non-recurring income related to prepayments for the nine months ended September 30, 2020 and 2019, respectively. Included in other income were $5.5 million and $1.5 million in amendment fees during the nine months ended September 30, 2020 and 2019, respectively. The decrease in investment income in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the lower prepayment income during the nine months ended September 30, 2020, partially offset by the increase in other income during the period.

Expenses

    Total operating expenses for the three months ended September 30, 2020 and 2019 were $22.7 million and $26.3 million, respectively, comprised of $9.7 million and $12.4 million in interest expense and related fees, $5.9 million and $6.4 million in base management and advisory fees, $5.0 million and $5.4 million in incentive fee expense, $0.5 million and $0.6 million in administrative expenses, $0.4 million and $0.5 million in legal and professional fees, and $1.1 million and $1.0 million in other expenses, respectively. The decrease in expenses in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily reflects the lower interest expense due to lower LIBOR rates during the three months ended September 30, 2020.
Total operating expenses for the nine months ended September 30, 2020 and 2019 were $66.0 million and $74.9 million, respectively, comprised of $31.3 million and $34.2 million in interest expense and related fees, $17.8 million and $18.5 million in base management and advisory fees, $10.3 million and $15.6 million in incentive fee expense, $1.6 million and $1.8 million in administrative expenses, $1.4 million and $1.4 million in legal and professional fees, and $3.5 million and $3.4 million in other expenses, respectively. The decrease in expenses in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily reflects the deferreal of incentive fees related to the first quarter of 2020 and the lower interest expense due to lower LIBOR rates during the nine months ended September 30, 2020.

Net investment income

    Net investment income was $20.1 million and $25.3 million, respectively, for the three months ended September 30, 2020 and 2019. The decrease in net investment income in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the three months ended September 30, 2020.
Net investment income was $63.2 million and $72.4 million, respectively, for the nine months ended September 30, 2020 and 2019. The decrease in net investment income in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the nine months ended September 30, 2020.

Net realized and unrealized gain or loss

Net realized loss for the three months ended September 30, 2020 and 2019 was $18.0 million and $0.2 million, respectively. Net realized loss for the three months ended September 30, 2020 was comprised primarily of the restructuring of AGY.

Net realized loss for the nine months ended September 30, 2020 and 2019 was $13.5 million and $0.5 million, respectively. Net realized loss for the nine months ended September 30, 2020 was comprised primarily of the restructuring of AGY, partially offset by a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned.

For the three months ended September 30, 2020 and 2019, the change in net unrealized appreciation/depreciation was $46.8 million and $(6.7) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2020 was primarily driven by continued spread tightening during the three months ended September 30, 2020 following the dramatic spread widening and volatility during the first quarter of 2020 related to the market impact of COVID-19 and the partial recovery during the second quarter. Unrealized gains included $6.9 million on our investment in Edmentum and $4.4 million on our investment in One Sky Flight, as well as the reversal of previously recognized unrealized losses on AGY. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2019 was comprised primarily of markdowns of $5.7 million on our investment in Fidelis, $3.2 million on our investment in Hylan and $3.0 million on our investment in AGY, partially offset by a gain of $5.2 million on our investment in Edmentum as well as a gain of $3.3 million on our investment in Snaplogic.

For the nine months ended September 30, 2020 and 2019, the change in net unrealized appreciation/depreciation was $(24.0) million and $(40.2) million, respectively. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2020 was primarily driven by net spread widening and volatility across our portfolio related to the market impact of COVID-19, partially offset by a gain of $4.5 million on our investment in Domo and a gain of $5.1 million on our investment in Amteck. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2019 was comprised primarily of markdowns of $34.9 million on our investment in Fidelis, $5.7 million on our investment in Green Biologics, and $4.1 million on our investment in AGY, partially offset by a gain of $6.8 million on our investment in Edmentum.

Incentive compensation

Incentive fees for the three months ended September 30, 2020 and 2019 were $5.0 million and $5.4 million, and for the nine months ended September 30, 2020 and 2019 were $10.3 million and $15.6 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, the three- and nine-month periods ended September 30, 2020 include 1/6 and 1/3, respectively, of the First Quarter Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. There was no excise tax expense recorded for the nine months ended September 30, 2020 and 2019.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $46.5 million and $18.4 million for the three months ended September 30, 2020 and 2019, respectively. The higher net increase in net assets resulting from operations during the three months ended September 30, 2020 was primarily due to the higher net realized and unrealized gains, partially offset by the lower net investment income during the three months ended September 30, 2020 and a $2.4 million loss on the extinguishment of Funding Facility I compared to the three months ended September 30, 2019.

The net increase in net assets applicable to common shareholders resulting from operations was $23.4 million and $31.7 million for the nine months ended September 30, 2020 and 2019, respectively. The lower net increase in net assets resulting from operations during the nine months ended September 30, 2020 was primarily due to the lower net investment income and the $2.4 million loss on extinguisment of Funding Facility I, partially offset by the lower net realized and unrealized loss during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2020 and 2019:

	2020	2019
Shares Issued	838	608
Average Price Per Share	$7.46	$13.97
Proceeds	$6,253	$8,494

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 29, 2020, to be in effect through the earlier of two trading days after our fourth quarter 2020 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2020 and 2019:

	2020	2019
Shares Repurchased	1,000,000	9,000
Price Per Share *	$6.10	$13.96
Total Cost	$6,100,190	$125,679
______________
*    Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at September 30, 2020 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
Operating Facility	2024	L+2.00%	†	$163,077,610	$136,922,390	$300,000,000	‡
Funding Facility II	2025	L+2.00%	§	125,000,000	75,000,000	200,000,000	**
SBA Debentures	2024−2029	2.63%	††	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,056,214	—	139,056,214
2022 Notes ($175 million par)	2022	4.125%		174,745,328	—	174,745,328
2024 Notes ($200 million par) ‡‡	2024	3.900%		198,111,194	—	198,111,194
Total leverage				937,990,346	$223,922,390	$1,161,912,736
Unamortized issuance costs				(6,239,766)
Debt, net of unamortized issuance costs				$931,750,580
______________
*    Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
†    As of September 30, 2020, $8.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $3.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
‡    Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
§    Subject to certain funding requirements
**    Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
††    Weighted-average interest rate, excluding fees of 0.36% or 0.35%
‡‡    On October 2, 2020, the Company issued an additional $50.0 million of its 2024 Notes for a total outstanding aggregate principal amount of $250.0 million.
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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2020, the Company’s asset coverage ratio was 179%.

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

Net cash provided by operating activities during the nine months ended September 30, 2020 was $37.8 million, consisting primarily of net investment income (net of non-cash income and expenses) of approximately $38.6 million, partially offset by the settlement of acquisitions of investments (net of dispositions) of $0.8 million.

Net cash used in financing activities was $47.2 million during the nine months ended September 30, 2020, consisting primarily of $59.3 million in regular dividends paid on common equity, $6.1 million in repurchases of common shares and $3.5 million in payments of debt issuance costs, partially offset by $21.7 million of net borrowings.

At September 30, 2020, we had $35.4 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2020, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2022 Convertible Notes, the 2022 Notes, the Operating Facility, Funding Facility II and the 2024 Notes, mature in March 2022, August 2022, May 2024, August 2025 and August 2024, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
				$1.02	$59,282,180

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
				$1.08	$63,467,067

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the nine months ended September 30, 2020 and 2019:

	2020	2019
Shares Issued	838	608
Average Price Per Share	$7.46	$13.97
Proceeds	$6,253	$8,494

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

Prior to its discontinuance effective July 7, 2020, we had offered an “opt in” dividend reinvestment plan to our common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

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

Recent Developments

From October 1, 2020 through October 30, 2020, the Company has invested approximately $18.0 million primarily in three senior secured loans with a combined effective yield of approximately 10.9%.

On October 29, 2020, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2020 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On October 2, 2020, the Company issued an additional $50.0 million of its 2024 Notes. The additional 2024 Notes are treated as a single series with the previously issued 2024 Notes under the indenture and have the same terms. Upon the issuance of the additional 2024 Notes, the outstanding aggregate principal amount of the Company’s 2024 Notes is $250,000,000.

On November 2, 2020, the Company’s board of directors declared a fourth quarter dividend of $0.30 per share payable on December 31, 2020 to stockholders of record as of the close of business on December 17, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2020, 92.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2020, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

    Based on our September 30, 2020 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$31,760,801	$(8,642,328)	$23,118,473
Up 200 basis points	17,101,229	(5,761,552)	11,339,677
Up 100 basis points	4,598,975	(2,880,776)	1,718,199
Down 100 basis points	(615,688)	682,427	66,739
Down 200 basis points	(615,688)	682,427	66,739
Down 300 basis points	(615,688)	682,427	66,739

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

PART II - Other Information

Item 1.         Legal Proceedings
Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2020, we are currently not a party to any pending material legal proceedings.

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

As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19.” COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of September 30, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at September 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, Tennenbaum Capital Partners, LLC (the “Advisor”) instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

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

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any "second wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Date: November 2, 2020
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: November 2, 2020
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer