Form 10-K
period 2020-12-31
BlackRock TCP Capital Corp.
filed 2021-02-25
CIK 1370755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2020

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2020 (the last business day of the Registrant’s most recently completed second quarter) was $528.0 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 24, 2021 was 57,767,264.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

1

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Part I

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Related to Our Business

•Events outside of our control, including public health crises, may negatively affect the results of our operations.
•Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.
•Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
•Our use of borrowed funds, including under the Leverage Program, to make investments exposes us to risks typically associated with leverage.
•The creditors under the SVCP Facility and TCPC Funding II Facility have a first claim on all of the Company’s assets included in the collateral for the respective facilities.
•The SBIC is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.
•If we incur additional leverage, it will increase the risk of investing in shares of our common stock.
•The lack of liquidity in substantially all of our investments may adversely affect our business.
•A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities and, as a result, there may be uncertainty regarding the value of our portfolio investments.
•Our Advisor and its affiliates and employees may have certain conflicts of interest.
•Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.
•Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
•The highly competitive market in which we operate may limit our investment opportunities.
•Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

Risks Related to Our Investments

•Our investments are risky and highly speculative, and we could lose all or part of our investment.
•Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•Our portfolio companies may be highly leveraged.

Risks Related to Our Operations as a BDC

•While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•Changes in the laws or regulations governing our business or the business of our portfolio companies, or changes in the interpretations thereof or newly enacted legislation and regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition of us or our portfolio companies.
•If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.
•We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.
•There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital
•We may experience cyber-security incidents and are subject to cyber-security risks.

Risks Relating to Our Common Stock and Other Securities

•Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.
•Investing in our common stock may involve an above average degree of risk.
•The market price of our common stock may fluctuate significantly.
•Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.
•Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
•Our credit ratings may not reflect all risks of an investment in our debt securities.

Item 1. Business

General

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

“SVCP” refers to Special Value Continuation Partners LLC, a Delaware limited liability company;

“TCPC Funding” refers to TCPC Funding I, LLC, a Delaware limited liability company;

“TCPC Funding II” refers to TCPC Funding II, LLC, a Delaware limited liability company;

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

Investment operations are conducted through the Company’s wholly-owned subsidiaries, SVCP, TCPC Funding, TCPC Funding II and the SBIC. SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly-owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. BlackRock, Inc., along with its subsidiaries is referred to herein as “BlackRock”.

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

The Advisor

Our investment activities are managed by the Advisor. The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. The Advisor is a wholly-owned, indirect subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with approximately $8.7 trillion of assets under management as of December 31, 2020. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested approximately $30.0 billion in 753 companies since the Advisor’s inception in 1999, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

Since the beginning of 2011, the Advisor executed across its funds approximately $17.7 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $4.8 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $21.5 billion of leveraged loans to 528 companies since 1999, of which we invested over $5.4 billion in 281 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2020, our investment portfolio of $1,629.6 million (at fair value) consisted of 96 portfolio companies and was invested 88.7% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 82.8% in senior secured loans, 5.9% in senior secured notes and 11.3% in equity investments. Our average portfolio company investment at fair value was approximately $17.0 million. Our largest portfolio company investment by value was approximately 4.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.0% of our portfolio at December 31, 2020.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2020.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $13 billion in committed capital as of December 31, 2020 (approximately 15% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Howard M. Levkowitz, Philip M. Tseng, Rajneesh Vig, Rob DiPaulo and Brad Pritchard. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2020, five of the Company’s debt investments were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Compliance Policies and Procedures

We and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for their administration. Charles Park currently serves as our chief compliance officer.

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

Examples of Incentive Compensation Calculation

Example 1: Income Portion of Incentive Compensation:

Assumptions

• Total return hurdle(1) = 7%

Alternative 1

a.Additional Assumptions

i.cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11.5%

ii.cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 9%

iii.cumulative annual total return = 6%

b. Cumulative total return does not exceed total return hurdle, therefore there is no income incentive compensation.

Alternative 2

a.Additional Assumptions

i.cumulative gross ordinary income (including interest, dividends, fees, etc.) = 10%
ii.cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 7.5%
iii.cumulative annual total return = 8.5%

b. Tentative incentive compensation = 17.5% x ordinary income before incentive compensation
= 17.5% x 7.5%

= 1.3%

c. Total return after incentive compensation = 8.5% - 1.3%

= 7.2%

d. Cumulative ordinary income before incentive compensation is positive and the cumulative total return after incentive compensation exceeds the total return hurdle, therefore incentive compensation is fully payable.

Alternative 3
a.Additional Assumptions

i.cumulative gross ordinary income (including interest, dividends, fees, etc.) = 10%

ii.cumulative ordinary income before incentive compensation (gross ordinary income — (management fee + other expenses)) = 7.5%

iii.cumulative annual total return = 8.0%

(1) Represents 7.0% annualized total return hurdle.

•Management fee = 1.5%

Represents 1.5% annualized management fee, assuming no liabilities and no leverage above 1.0x debt to equity.

•Other expenses (legal, accounting, custodian, transfer agent, etc.) = 1%

Excludes organizational and offering costs.
b. Tentative incentive compensation = 17.5% x ordinary income before incentive compensation

= 17.5% x 7.5%

= 1.3%

c. Total return after tentative incentive compensation = 8.0% - 1.3%

= 6.7%

d. Cumulative ordinary income before incentive compensation is positive and the total return hurdle is less than total return but greater than total return after tentative incentive compensation, therefore incentive compensation is partially payable and = Total return – total return hurdle

= 8.0% - 7.0%

= 1.0%

Example 2: Capital Gains Portion of Incentive Compensation:

Alternative 1:

a.Assumptions

i.Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).

ii.Year 2: Investment A sold for $50 million and fair market value, or fair market value (“FMV”), of Investment B determined to be $32 million. Cumulative annual total return of 40%.

iii.Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.

iv.Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.

b. The capital gains portion of the incentive compensation would be:

i.Year 1: None.

ii.Year 2: Capital gains incentive compensation of $5.25 million ($5.25 million = $30 million realized capital gains on sale of Investment A multiplied by 17.5% and total return hurdle satisfied).

iii.Year 3: None; no realized capital gains.

iv.Year 4: Capital gains incentive compensation of $0.175 million ($31 million cumulative realized capital gains multiplied by 17.5%, less $5.25 million of capital gains incentive compensation paid in year 2 and total return hurdle satisfied).

Alternative 2

a.Assumptions

i.Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).

ii.Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Cumulative annual total return of 15%.

iii.Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Cumulative annual total return of 6%.

iv.Year 4: FMV of Investment B determined to be $35 million. Cumulative annual total return of 20%.

v.Year 5: Investment B sold for $40 million. Cumulative annual total return of 20%.

b. The capital gains portion of the incentive compensation would be:

i.Year 1: None.

ii.Year 2: Capital gains incentive compensation of $4.375 million; 17.5% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B, and the total return hurdle is satisfied).

iii.Year 3: None as the total return hurdle is not satisfied.

iv.Year 4: Capital gains incentive compensation of $1.75 million ($35 million cumulative realized capital gains (including $5 million of realized capital gains from year 3 at a time when the total return hurdle was not satisfied and no cumulative unrealized capital depreciation) multiplied by 17.5%, less $4.375 million capital gains incentive compensation paid in year 2, and the total return hurdle is satisfied).

v.Year 5: Capital gains incentive compensation of $1.75 million ($45 million cumulative realized capital gains multiplied by 17.5%, less $6.125 million in capital gains incentive compensation paid in years 2 and 4, and the total return hurdle is satisfied).

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

Administration Agreement

We have entered into an administration agreement with the Administrator, which we refer to as the administration agreement, under which the Administrator provides administrative services to us. The Administrator provides services including, but not limited to, the arrangement for the services of, and the overseeing of, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the board of its performance of obligations under the administration agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs that we determine to be desirable. The Administrator is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required by any agreement or to be filed with the Securities and Exchange Commission or any other regulatory authority, including reports on Forms 8-K, 10-Q, 10-K and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by us to our stockholders, reviewing and implementing any share purchase programs authorized by the board, maintaining or overseeing the maintenance of our books and records as required under the 1940 Act, and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for our proper operation. For providing these services, facilities and personnel, we reimburse the Administrator for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of overhead under the administration agreement and the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. From time to time, the Administrator may pay amounts owed by us to third-

party providers of goods or services. We subsequently reimburse the Administrator for such amounts paid on our behalf.

Leverage

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2026 (the "2026 Notes") and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

The Operating Facility matures on May 6, 2024, subject to extension by the lenders at the request of SVCP, and bears interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the Operating Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility. The Operating Facility includes a $100 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.

The Funding Facility II matures on August 4, 2025, subject to extension by the lender at the request of TCPC Funding II, and contains an accordion feature which allows for expansion of the facility up to $250.0 million subject to consent from the lender and other customary conditions. Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility.

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

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2022 Notes for a total outstanding aggregate principal amount of $175.0 million. The 2022 Notes are general unsecured obligations of the Company, and rank structurally junior to the Operating Facility, the Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes, 2024 Notes and 2026 Notes. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually.

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes, 2022 Notes and 2026 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually.

On February 9, 2021, the Company issued $175.0 million of unsecured notes that mature on February 6, 2026, unless previously repurchased or redeemed in accordance with their terms. The 2026 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes, 2022 Notes and 2024 Notes. The 2026 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest. The 2026 Notes bear interest at an annual rate of 2.850%, payable semi-annually.

The SBIC is able to issue up to $150.0 million in debt under the SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $79.0 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2020. Debt issued under the SBA Debentures is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2020, we were in full compliance with such covenants.

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

Risks Related to Our Business

Events outside of our control, including public health crises, may negatively affect the results of our operations.

As of the filing date of this Annual Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19.” COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

•sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•inability of the Company to accurately or reliably value its portfolio;
•inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
•inability of the Company to pay any dividends and distributions or service its debt;
•inability of the Company to maintain its status as a RIC under the Code;
•increased risk of default or bankruptcy by the companies in which we invest;
•increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;
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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of December 31, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at December 31, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, the Advisor instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Annual Report. Market conditions and our trading discount to net asset value may make it difficult for us to raise equity capital because, even though we have approval from our stockholders to sell shares of our common stock at a price below net asset value, we must first obtain approval for such sales from our independent directors and the approval we have obtained from our stockholders for such sales is only effective until May 27, 2021, unless approved again by our stockholders for another 12-month period. Absent such stockholder and independent director approval, subject to some limited exceptions, as a BDC we are generally not able to sell shares of our common stock at a price less than net asset value. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “–Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.”

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our annual meeting of stockholders held on May 27, 2020, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 27, 2021. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in United States. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. For example, the current administration has taken steps to address the COVID-19 pandemic, rejoin the Paris climate accord of 2015, cancel the Keystone XL pipeline and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the United States. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

Additional risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government has led in the past, and may lead in the future, to short-term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There remains uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Uncertainty regarding the impact of the United Kingdom's departure from the European Union could negatively impact our business, financial condition and earnings.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit". The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, and the United Kingdom remained in the European Union’s customs union and single market until December 31, 2020 (the “Transition Period”). The United Kingdom and the European Union agreed a Trade and Cooperation Agreement on December 24, 2020 (the “TCA”), which is intended to be operative from the end of the Transition Period. The TCA was ratified by the United Kingdom on December 30, 2020 and is expected to come into full force in February 2021 once relevant European Union institutions have also ratified the TCA. Until then, the TCA governs the United Kingdom's relationship with the European Union on an interim basis. While the TCA regulates a number of important areas, significant parts of the United Kingdom economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the United Kingdom’s economy. A number of issues, particularly in relation to the financial services sector, remain to be resolved through further bilateral negotiations, which are currently expected to begin in the early part of 2021. As a result, the new relationship between the United Kingdom and the European Union could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the United Kingdom and European economies, prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes.

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

The Company borrows money, both directly and indirectly through SVCP, TCPC Funding and the SBIC. As a result:

•our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of leverage;
•we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on any borrowed funds issued by us or our subsidiaries; and
•our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness would not be available for such dividends.

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

In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the SVCP Facility and TCPC Funding II Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Under the Leverage Program, we must comply with certain financial and operational covenants. These covenants include:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•restrictions on our ability to make distributions and other restricted payments under certain circumstances;
•restrictions on extraordinary events, such as mergers, consolidation and sales of assets;
•restrictions on our ability to incur liens and incur indebtedness; and
•maintenance of a minimum level of stockholders’ equity.

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility and TCPC Funding II Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 24, 2021, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control.

Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements.

The Operating Facility also has certain “key man” provisions. For example, it is an event of default if the Advisor is controlled by any person or group other than (i) a wholly-owned subsidiary of BlackRock, Inc. or (ii) any two of Howard Levkowitz, Michael Leitner, Philip Tseng and Rajneesh Vig (or any replacement manager or individual reasonably acceptable to the administrative agent and approved by the required lenders), provided that if the Advisor is no longer under the control of at least two of such four individuals (or their previously approved replacements) through an event resulting in the death or disability of such individuals, the Advisor has 60 calendar days to replace such individuals with other managers or individuals reasonably acceptable to the administrative agent and approved by the required lenders, provided further that a default (but not an event of default) shall be deemed to exist during such period.

The Operating Facility matures on May 6, 2024, subject to extension by the lenders at the request of SVCP, and the Funding Facility II matures on August 4, 2025, subject to extension by the lender at the request of TCPC Funding II. Any inability to renew, extend or replace the Operating Facility and/or Funding Facility II could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Operating Facility matures on May 6, 2024, subject to extension by the lenders at the request of SVCP. Borrowings under the Operating Facility generally bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain limitations. The Funding Facility II matures on August 4, 2025, subject to extension by the lender at the request of TCPC Funding II. Borrowings under the Funding Facility II generally bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus an administrative fee of 0.25% per annum. We do not currently know whether we will renew, extend or replace the Operating Facility and Funding Facility II upon their maturities or whether we will be able to do so on terms that are as favorable as the Operating Facility and Funding Facility II. In addition, we will be required to liquidate assets to repay amounts due under the Operating Facility and Funding Facility II if we do not renew, extend or replace the Operating Facility and Funding Facility II prior to their respective maturities.

Upon the termination of the Operating Facility and Funding Facility II, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. Our ability to replace the Operating Facility and Funding Facility II may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the Operating Facility and Funding Facility II at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

The creditors under the Operating Facility and Funding Facility II have a first claim on all of the Company’s assets included in the collateral for the respective facilities.

Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders. Substantially all of our current assets have been pledged as collateral under the SVCP Facility and TCPC Funding II Facility. If an event of default occurs under either of the SVCP Facility and TCPC Funding II Facility, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

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

Lenders under the Operating Facility may have a veto power over the Company’s investment policies.

If a default has occurred under the Operating Facility, the lenders under the Operating Facility may veto changes in investment policies. The Operating Facility also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Company’s investment strategy or policies in any event.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2020, the SBIC had $138.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

As a BDC regulated under the 1940 Act, we are generally required to maintain a certain asset coverage for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock).

Following receipt of the necessary stockholder and Board approvals, effective February 9, 2019, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act (i.e., from a 1:1 debt to equity ratio to a 2:1 debt to equity ratio). Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase.

If our asset coverage falls below the required limit, we will not be able to incur additional debt until we are able to comply with the asset coverage applicable to us. This could have a material adverse effect on our operations, and we may not be able to make distributions to stockholders. The actual amount of leverage that we employ will depend on our and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

The Company has indebtedness pursuant to the Leverage Program and expects, in the future, to borrow additional amounts under the Operating Facility and Funding Facility II and may increase the size of the Operating Facility and Funding Facility II or enter into other borrowing arrangements.

In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common stock. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2020, which represented borrowings equal to 51.2% of our total assets. On such date, we also had $1,672.0 million in total assets; $1,629.6 million in total investments; an average cost of funds of 3.54%; $856.3 million aggregate principal amount of debt outstanding; and $765.0 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2020 to obtain an assumed return to us. From this amount, interest expense multiplied the combined rate of interest of 3.54% by the $856.3 million of debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2020 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-25%	-15%	-4%	7%	17%

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

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities and, as a result, there may be uncertainty regarding the value of our portfolio investments.

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

Our Advisor and its affiliates and employees may have certain conflicts of interest.

As a global provider of investment management, risk management and advisory services to institutional and retail clients, BlackRock, the Advisor and their respective affiliates (for purposes of this discussion of potential conflicts, the “BlackRock Entities”), engage in a broad spectrum of activities, including sponsoring and managing a variety of public and private investment funds, funds of funds and separate accounts across fixed income, liquidity, equity, alternative investment and real estate strategies; providing financial advisory services; providing technology infrastructure and analytics under the BlackRock Solutions® brand and engaging in certain broker-dealer activities and other activities. Although the relationships and activities of the BlackRock Entities should help enable these entities to offer attractive opportunities and services to the Company, such relationships and activities create certain inherent actual and potential conflicts of interest. In the ordinary course of business, the BlackRock Entities engage in activities where their interests or the interests of their clients may conflict with the interests of the Company, certain investors or a group of investors, or the Company’s investments. The following discussion enumerates certain potential and actual conflicts of interest.

Allocation of Investment Opportunities. The BlackRock Entities manage and advise numerous accounts for clients around the world, such as registered and unregistered funds and owners of separately managed accounts (collectively, “Client Accounts”). Client Accounts include funds and accounts in which the BlackRock Entities or their personnel have an interest (“BlackRock Accounts”). Certain of these Client Accounts have investment objectives, and utilize investment strategies, that are similar to the Company’s. As a result, certain investments may be appropriate for the Company and also for other Client Accounts. The BlackRock Entities’ allocation of investment opportunities among various Client Accounts presents inherent potential and actual conflicts of interest, particularly where an investment opportunity is limited. These potential conflicts are exacerbated in situations where BlackRock is entitled to higher fees and incentive compensation from certain Client Accounts than from other Client Accounts (including the Company), where the portfolio managers making an allocation decision are entitled to an incentive fee, carried interest or other similar compensation from such other Client Accounts, or where there are differences in proprietary investments in the Company and other Client Accounts. The prospect of achieving higher compensation or greater investment return from another investment vehicle or separate account than from the Company provides incentives for the Advisor or other BlackRock Entities to favor the other investment vehicle or separate account over the Company when, for example, allocating investment opportunities that the Advisor believes could result in favorable performance. It is the policy of BlackRock not to make decisions based on the foregoing interests or greater fees or compensation.

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be an affiliate of the Company for purposes of the 1940 Act and the Company is generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of the Independent Directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an order providing an exemption from certain SEC regulations prohibiting transactions with affiliates (the “Order”). The Order requires that certain procedures be followed prior to making an investment subject to the Order and such procedures could in certain circumstances adversely affect the price paid or received by the Company or the availability or size of the position purchased or sold by the Company. The Advisor may also face conflicts of interest in making investments pursuant to the Order.

The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, of the SEC. The Company is prohibited from buying or selling any security from or to any person who owns more than 25% of the Company’s voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates.

To address actual and potential conflicts associated with allocation of investments, BlackRock has developed an investment allocation policy (the “Investment Allocation Policy”) and related guidelines. In addition, certain BlackRock Entities and business units have supplemental allocation policies for making allocation decisions among Client Accounts managed by such BlackRock Entities (together with the Investment Allocation Policy and related guidelines, the “Allocation Policy”). The Allocation Policy is intended to ensure that investment opportunities are allocated on a fair and equitable basis among Client Accounts over time, taking into account various factors including the Client Account’s investment objective, guidelines and restrictions and other portfolio construction considerations; available capital and liquidity needs; tax, regulatory and contractual considerations; risk or investment concentration parameters; supply or demand for a security at a given price level; size of available investment; unfunded capital commitments or cash availability and liquidity requirements; leverage limitations; regulatory restrictions; contractual restrictions (including with other clients); minimum investment size; relative size;

and such other factors as may be relevant to a particular transaction or Client Account. The BlackRock Entities reserve the right to allocate investment opportunities appropriate for the investment objectives of the Company and other Client Accounts in any other manner deemed fair and equitable by the BlackRock Entities consistent with the Allocation Policy, the Order and applicable law. The application of the Allocation Policy, the Order and the foregoing considerations may result in a particular Client Account, including the Company, not receiving an allocation of an investment opportunity that has been allocated to other Client Accounts following the same or similar strategy, or receiving a smaller allocation than other Client Accounts or an allocation on an other than pro rata basis. Furthermore, as the investment programs of the Company and the other applicable Client Accounts change and develop over time, additional issues and considerations may affect the Allocation Policy and the expectations of the BlackRock Entities with respect to the allocation of investment opportunities to the Company and other Client Accounts. BlackRock and the Advisor reserve the right to change the Allocation Policy and guidelines relating thereto from time to time without the consent of or notice to stockholders, subject to the disclosure requirements of applicable law.
As a general matter, it is expected the Company will participate in investments deemed appropriate for the Company’s strategy and either sourced by the investment personnel directly responsible for managing the Company (though investments sourced by such personnel may also be allocated to other Client Accounts that may be managed by other investment teams) or made available for investment by the Company pursuant to the terms of the Order.

Allocation of Expenses. Side-by-side management by the BlackRock Entities of the Company and Client Accounts raises other potential and actual conflicts of interest, including those associated with allocating expenses attributable to the Company and one or more other Client Accounts. The Advisor and its affiliates will attempt to make such allocations on a basis that they consider to be fair and equitable to the Company under the circumstances over time and considering such factors as it deems relevant. The allocations of such expenses may not be proportional, and any such determinations involve inherent matters of discretion, e.g., in determining whether to allocate pro rata based on number of Client Accounts or proportionately in accordance with asset size, or in certain circumstances determining whether a particular expense has a greater benefit to the Company, other Client Accounts or the Advisor and/or its affiliates.

Activities of Other Client Accounts. The BlackRock Entities will, from time to time, be actively engaged in transactions on behalf of other Client Accounts in the same investments, securities, derivatives and other instruments in which the Company will directly or indirectly invest. Trading for certain other Client Accounts is carried out without reference to positions held directly or indirectly by the Company and may have an effect on the value or liquidity of the positions so held or may result in another Client Account having an interest in an issuer adverse to that of the Company.

Under certain circumstances and subject to the Order and applicable law, the Company may invest directly or indirectly in a transaction in which one or more other Client Accounts are expected, or seek, to participate or already have made, or concurrently will make or seek to make, an investment. The Company and the other Client Accounts may have conflicting interests and objectives in connection with such investments, including with respect to views on the operations or activities of the project or company involved, the targeted returns from the investment and the timeframe for, and method of, exiting the investment. For example, the Advisor’s decisions on behalf of other Client Accounts to sell, redeem from or otherwise liquidate a security in which the Company is invested may adversely affect the Company, including by causing such investment to be less liquid or more concentrated, or by causing the Company to no longer participate in a controlling position in the investment or to lose the benefit of certain negotiated terms, including, without limitation, fee discounts. Conflicts will also arise in cases where the Company, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, including circumstances in which one or more Client Accounts may own private securities or obligations of an issuer and other Client Accounts may own public securities of the same issuer. If an issuer in which the Company, directly or indirectly, and one or more other Client Accounts hold different classes of securities (or other assets, instruments or obligations issued by such issuer) encounters financial problems, decisions over the terms of any workout will raise potential conflicts of interests (including, for example, conflicts regarding the terms of recapitalizations and proposed waivers, amendments or enforcement of debt covenants). As a result, one or more Client Accounts may pursue or enforce rights with respect to a particular issuer in which the Company has directly or indirectly invested, and those activities may have an adverse effect on the Company. Because of the different legal rights associated with debt and equity of the same portfolio company, BlackRock expects to face a potential conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Company versus another Client Account (e.g., the terms of debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). For example, if the Company holds debt securities of an issuer and a Client Account directly or indirectly holds equity securities of the same issuer, then, if the issuer experiences financial or operational challenges, the Company may seek a liquidation of the issuer in which it may be paid in full, whereas the Client Account, as a direct or indirect equity holder, might prefer a reorganization that holds the potential to create value for the equity holders. Similarly, if additional capital is necessary as a result of financial or other difficulties, or to finance growth of other opportunities, subject to the Order and applicable law and regulation, a Client Account may not provide such additional capital and the Company may do so, or vice versa. In the event of an insolvency, bankruptcy or similar proceeding of an issuer, the Company may be limited (by applicable law, courts or otherwise) in the positions or actions it may be permitted to take due to other interests held or actions or positions taken by other Client Accounts. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Advisor and the other BlackRock Entities may find that their own interests, the interests of the Company and/or the interests of one or more other Client Accounts could conflict. Any of the foregoing conflicts of interest will be discussed and resolved on a case-by-case basis. The resolution of such conflicts will take into consideration the interests of the relevant parties, the circumstances giving rise to the conflict, the Order to the extent applicable and applicable law. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the Company and that the Company could be adversely affected by the actions taken by BlackRock Entities on behalf of Client Accounts.

In order to avoid or reduce the conflicts that may arise in cases where the Company, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, or for other reasons, the Company may choose not to invest in issuers in which other Client Accounts hold an existing investment, even if the Advisor believes such investment opportunity to be attractive and otherwise appropriate for the Company and is permitted under applicable law and regulation, which may adversely affect the performance of the Company.

Other transactions by one or more Client Accounts also may have the effect of diluting the values or prices of investments held directly or indirectly by the Company or otherwise disadvantaging the Company. This may occur when portfolio decisions regarding the Company are based on research or other information that is also used to support portfolio decisions for other Client Accounts. When a BlackRock Entity implements a portfolio decision or strategy on behalf of a Client Account other than the Company ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Company (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints or other factors could result in the Company receiving less favorable investment results, and the cost of implementing such portfolio decisions or strategies for the Company could increase, or the Company could otherwise be disadvantaged.

Additionally, if the Company makes an investment in a portfolio company in conjunction with an investment made by another Client Account, the Company may not invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such other Client Account. This likely will result in differences in investment cost, investment terms, leverage and associated expenses between the Company and any other Client Account. There can be no assurance that the Company and the other Client Accounts will exit the investment at the same time or on the same terms, and there can be no assurance that the Company’s return on such an investment will be the same as the returns achieved by any other Client Accounts participating in the transactions. Given the nature of these conflicts, there can be no assurance that the resolution of these conflicts will be beneficial to the Company.

The BlackRock Entities may also, in certain circumstances and subject to the Order and applicable law and regulation, pursue or enforce rights or take other actions with respect to a particular issuer or investment jointly on behalf of the Company and other Client Accounts. In such circumstances, the Company may be adversely impacted by the other Client Accounts’ activities, and transactions for the Company may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had the other Client Accounts not pursued a particular course of action with respect to the issuer or investment. For example, one or more Client Accounts may dispose of or make an in kind distribution of its portion of an investment that is also held by the Company and other

Client Accounts, and such action may adversely affect the Company and such other Client Accounts that continue to hold such investment.

Conflicts may also arise because portfolio decisions made by the Advisor on behalf of the Company may benefit other BlackRock Entities or Client Accounts, including BlackRock Accounts. For example, subject to the Order and applicable law and regulation, the Company may invest directly or indirectly in the securities, bank loans or other obligations of issuers in which a Client Account has an equity, debt or other interest, or vice versa. In certain circumstances, the Advisor may be incentivized not to undertake certain actions on behalf of the Company in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment. Further, the Company may also engage in investment transactions that result in other Client Accounts being relieved of obligations or otherwise divesting of investments that the Company also holds or which cause the Company to have to divest certain investments. The purchase, holding and sale of investments by the Company may enhance the profitability of another Client Account’s own investments in and activities with respect to such investments.

Without limiting the generality of the foregoing, the Company may invest, directly or indirectly, in equity of investments or issuers affiliated with the BlackRock Entities or in which a BlackRock Entity or a Client Account has a direct or indirect debt or other interest, or vice versa, and may acquire such equity or debt either directly or indirectly through public or private acquisitions. Such investments may benefit the BlackRock Entities or Client Accounts. In addition, the Advisor may be incentivized not to undertake certain actions on behalf of the Company in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment.

Moreover, the Advisor’s investment professionals, its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Company or stockholders. In addition, certain of the personnel employed by the Advisor or focused on the Company’s business may change in ways that are detrimental to the Company’s business.

Transactions Between Client Accounts. Each of the BlackRock Entities and the Advisor reserve the right to conduct cross trades between the Company and other Client Accounts in accordance with applicable legal and regulatory requirements. The Advisor may cause the Company to purchase securities or other assets from or sell securities or other assets to, or engage in other transactions with, other Client Accounts or vehicles when the Advisor believes such transactions are appropriate and in the participants’ best interest, subject to applicable law and regulation. The Company may enter into “agency cross transactions,” in which a BlackRock Entity may act as broker for the Company and for the other party to the transaction, to the extent permitted under applicable law and regulation and the relevant Client Account governing documents. In such cases, the Advisor and such other Client Accounts or BlackRock Entities, as applicable, may have a potentially conflicting division of loyalties and responsibilities regarding both parties to the transaction. To the extent that any provision of Section 11(a) of the Exchange Act, or any of the rules promulgated thereunder, is applicable to any transactions effected by the Advisor, such transactions will be effected in accordance with the requirements of such provisions and rules.

Proxy Voting. The Board of Directors has delegated to the Advisor discretion with respect to voting and consent rights of the assets of the Company. Consistent with applicable rules under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Company that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Company. Stockholders may receive a copy of BlackRock’s proxy voting policy, upon request, and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

Investment Terms of Other Client Accounts. The investment terms offered to other Client Accounts or to investors in other Client Accounts with similar investment objectives as the Company may be different than those applicable to our stockholders and may create conflicts. In particular, with respect to investors in other Client Accounts that are managed as dedicated funds or with respect to other Client Accounts investing through separate accounts with similar investment objectives to the Company, information sharing may, to the extent permitted under applicable law and regulation, be more extensive, detailed and timely as compared to information available to our stockholders, and the other Client Accounts’ liquidity may not be subject to the restrictions that apply to our stockholders.

Management of the Company. In connection with the management of the Company, the Board of Directors and/or the Advisor will have the right to make certain determinations on behalf of the Company, in its discretion. Any such determinations may affect stockholders differently and some stockholders may be adversely affected by such determinations by the Board of Directors or Advisor. Stockholders may be situated differently in a number of ways, including being resident of, or organized in, various jurisdictions, being subject to different tax rules or regulatory structures and/or having different internally- or externally-imposed investment policies, restrictions or guidelines. As a result, conflicts of interest may arise in connection with decisions made by the Board of Directors or the Advisor that may be more beneficial for certain stockholders. In making determinations on behalf of the Company, including in structuring and completing investments, the Advisor intends to consider the investment and tax objectives of the Company and the stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Subject to applicable law, including the 1940 Act, and the terms of the applicable contracts with the Company, BlackRock Entities may from time to time, and without notice to the Company or stockholders, insource or outsource to third-parties, including parties which are affiliated with BlackRock, certain processes or functions in connection with a variety of services that they provide to the Company in their administrative or other capacities. Such in-sourcing or outsourcing may give rise to potential conflicts of interest.

Limited Access to Information; Information Advantage of Certain BlackRock Clients. As a result of receiving client reports, service on a Client Account’s advisory board, affiliation with the Advisor or otherwise, one or more BlackRock clients may have access to different information regarding the BlackRock Entities’ transactions, strategies or views, and may act on such information in accounts not controlled by the BlackRock Entities, which may have a material adverse effect on the performance of the Company. The Company and its investments may also be adversely affected by market movements or by decreases in the pool of available securities or liquidity arising from purchases and sales by, as well as increases of capital in, and withdrawals of capital from, other Client Accounts and other accounts of BlackRock clients not controlled by BlackRock. These effects can be more pronounced in respect of investments with limited capacity and in thinly traded securities and less liquid markets.

Furthermore, our stockholders’ rights to information regarding the Advisor or the Company generally will be limited to applicable reporting obligations and information requirements under the Exchange Act and applicable state law. It is anticipated that the Advisor and its affiliates will obtain certain types of material information from or relating to the Company’s investments that will not be disclosed to stockholders because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of BlackRock’s control. Such limitations on the disclosure of such information may have adverse consequences for stockholders in a variety of circumstances and may make it difficult for a stockholder to monitor the Advisor and its performance.

Advisor Decisions May Benefit BlackRock Entities and BlackRock Accounts. BlackRock Entities may derive ancillary benefits from certain decisions made on behalf of the Company. While the Advisor will make decisions for the Company in accordance with its obligations to manage the Company appropriately, the fees, allocations, compensation and other benefits to the BlackRock Entities (including benefits relating to business relationships of the BlackRock Entities) may be greater as a result of certain portfolio, investment, service provider or other decisions made by the Advisor for the Company than they would have been had other decisions been made which also might have been appropriate for the Company. In addition, BlackRock Entities may invest in Client Accounts and therefore may indirectly derive ancillary benefits from certain decisions made by the Advisor. The Advisor may also make decisions and exercise discretion with respect to the Company that could benefit BlackRock Entities that have invested in the Company.

Temporary Investments in Cash Management Products. Subject to applicable law, the Company may invest, on a temporary basis, in short-term, high-grade assets or other cash management products, including SEC-registered investment funds (open-end or closed-end) or unregistered funds, including any such funds that are sponsored, managed or serviced by advisory BlackRock Entities. In connection with any of these investments, the Company will bear all fees pertaining to the investment, including advisory, administrative or 12b-1 fees, and no portion of any fees otherwise payable by the Company will be offset against fees payable in accordance with any of these investments (i.e., there could be “double fees” involved in making any of these investments which would not arise in connection with a stockholder’s direct investment in such money market or liquidity funds, because a BlackRock Entity could receive fees with respect to both the management of the Company, on one hand, and such cash management products, on the other). In these circumstances, as well as in other circumstances in which any BlackRock Entities receive any fees or other compensation in any form relating to the provision of services, subject to the Company’s Governing Documents, no accounting, repayment to the Company or offset of the Advisory Fee will be required.

Management Responsibilities. The employees and directors of the Advisor or its affiliates are not under any obligation to devote all of their professional time to the affairs of the Company, but will devote such time and attention to the affairs of the Company as BlackRock determines in its discretion is necessary to carry out the operations of the Company effectively. Employees and directors of the Advisor engage in other activities unrelated to the affairs of the Company, including managing or advising other Client Accounts, which presents potential conflicts in allocating management time, services and functions among the Company and other Client Accounts. These potential conflicts will be exacerbated in situations where employees may be entitled to greater incentive compensation or other remuneration from certain Client Accounts than from other Client Accounts (including the Company).

The Advisor may, subject to applicable law, utilize the personnel or services of its affiliates in a variety of ways to make available to the Company BlackRock’s global capabilities. Although the Advisor believes this practice generally is in the best interests of its clients, it is possible that conflicts with respect to allocation of investment opportunities, portfolio execution, client servicing or other matters may arise due to differences in regulatory requirements in various jurisdictions, time differences or other reasons. The Advisor will seek to ameliorate any conflicts that arise and may determine not to utilize the personnel or services of a particular affiliate in circumstances where it believes the potential conflict outweighs the potential benefits.

Investments by Directors, Officers and Employees of BlackRock Entities. The directors, officers and employees of BlackRock Entities are permitted to buy and sell public or private securities, commingled vehicles or other investments held by the Company for their own accounts, or accounts of their family members and in which such BlackRock Entity personnel may have a pecuniary interest, including through accounts (or investments in funds) managed by BlackRock Entities, in accordance with BlackRock’s personal trading policies. As a result of differing trading and investment strategies or constraints, positions taken by BlackRock Entity directors, officers, and employees may be the same as or different from, or made contemporaneously or at different times than, positions taken for the Company.

Such persons and/or investment vehicles they manage also may invest in companies in the same industries as companies in which the Company expects to invest, and may compete with the Company for investment opportunities, and their investments may compete with the Company’s investments.

In addition, BlackRock personnel may serve on the boards of directors of companies in the same industries as companies in which the Company expects to invest, which can give rise to conflicting obligations and interests.

As these situations may involve potential conflicts of interest, BlackRock has adopted policies and procedures relating to personal securities transactions, insider trading and other ethical considerations. These policies and procedures are intended to identify and reduce actual conflicts of interest with clients and to resolve such conflicts appropriately if they do occur.

Issues Relating to the Valuation of Assets. While securities and other property held by the Company generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors. Moreover, a significant portion of the assets in which the Company may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors.

Potential Restrictions on the Advisor’s Activities on Behalf of the Company. From time to time, the Advisor expects to be restricted from purchasing or selling securities or taking other actions on behalf of the Company because of regulatory and legal requirements applicable to BlackRock Entities, other Client Accounts and/or the Advisor’s internal policies designed to comply with or limit the applicability of, or which otherwise relate to, such requirements. An investment fund not advised by BlackRock Entities may not be subject to the same considerations. There may be periods when the Advisor (on behalf of the Company) may not initiate or recommend certain types of transactions, may limit or delay purchases, may sell or redeem existing investments, forego transactions or other investment opportunities, restrict or limit the exercise of rights (including voting rights), or may otherwise restrict or limit their advice with respect to securities or instruments issued by or related to issuers for which BlackRock Entities are performing advisory or other services. Such policies may restrict the Company’s activities more than required by applicable law. For example, when BlackRock Entities are engaged to provide advisory or risk management services for an issuer, the Company may be prohibited from or limited in purchasing or selling interests of that issuer, particularly in cases where BlackRock Entities have or may obtain material non-public information about the issuer. Similar prohibitions or limitations could also arise if: (i) BlackRock Entity personnel serve as directors or officers of issuers, the securities or other interests of which the Company wishes to purchase or sell, (ii) the Advisor on behalf of the Company participates in a transaction (including a controlled acquisition of a U.S. public company) that results in the requirement to restrict all purchases, sales and voting of equity securities of such target issuer, or (iii) regulations, including portfolio affiliation rules or stock exchange rules, prohibit participation in offerings by an issuer when other Client Accounts have prior holdings of such issuer’s securities or desire to participate in such a public offering, or where other Client Accounts have or may have short positions in such issuer’s securities. However, where permitted by applicable law, and where consistent with the BlackRock Entities’ policies and procedures, the BlackRock Entities may, but are not obligated to, seek to avoid such prohibitions or limitations (such as through the implementation of appropriate information barriers), and in such cases, the Advisor on behalf of the Company may purchase or sell securities or instruments that are issued by such issuers. In addition, certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Company and/or for the Advisor and its affiliates, and the Advisor may decline or limit an investment opportunity or dispose of an existing investment as a result.

In addition, in regulated industries and in certain markets, and in certain futures and derivative transactions, there are limits on the aggregate amount of investment by affiliated investors that may not be exceeded without a regulatory filing, the grant of a license or other regulatory or corporate consent. For example, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum long or short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. Any such limits may prevent the Company from acquiring positions that might otherwise have been desirable or profitable. Under certain circumstances, the Advisor may restrict a purchase or sale of securities, derivative instruments or other assets on behalf of Client Accounts in anticipation of a future conflict that may arise if such purchase or sale would be made. Any such determination will take into consideration the interests of the relevant Client Accounts, the circumstances that would give rise to the future conflict and applicable law. Such determination will be made on a case by case basis.

Other Services and Activities of the BlackRock Entities. The BlackRock Entities (including the Advisor) will, from time to time, provide financial, consulting and other services to, and receive compensation from, an entity which is the issuer of a security or other investment held by the Company, counterparties to transactions with the Company or third parties that also provide services to the Company. In addition, the BlackRock Entities (including the Advisor) may purchase property (including securities) from, sell property (including securities) or lend funds to, or otherwise deal with, any entity which is the issuer of a security held by the Company, counterparties to transactions with the Company or third parties that also provide services to the Company. It is also likely that the Company will have multiple business relationships with and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from entities for which BlackRock Entities perform or seek to perform certain financial services. Conflicts are expected to arise in connection with the foregoing.

The BlackRock Entities may derive ancillary benefits from providing investment advisory, administrative and other services to the Company, and providing such services to the Company may enhance the BlackRock Entities’ relationships with various parties, facilitate additional business development, and enable the BlackRock Entities to obtain additional business and generate additional revenue.

Potential Restrictions and Issues Relating to Information Held by BlackRock. The Advisor may not have access to information and personnel of all BlackRock Entities, including as a result of informational barriers constructed between different investment teams and groups within BlackRock focusing on alternative investments and otherwise. Therefore, the Advisor may not be able to manage the Company with the benefit of information held by one or more other investment teams and groups within the BlackRock Entities. However, although it is under no obligation to do so, if it is permitted to do so, the Advisor may consult with personnel on other investment teams and in other groups within BlackRock, or with persons unaffiliated with BlackRock, or may form investment policy committees composed of such personnel, and in certain circumstances, personnel of affiliates of the Advisor may have input into, or make determinations regarding, portfolio management transactions for the Company, and may receive information regarding the Advisor’s proposed investment activities for the Company that generally is not available to the public. There will be no obligation on the part of such persons to make available for use by the Company any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, BlackRock will be under no obligation to make available any research or analysis prior to its public dissemination.

The Advisor makes decisions for the Company based on the Company’s investment program. The Advisor from time to time may have access to certain fundamental analysis, research and proprietary technical models developed by BlackRock Entities and their personnel. There will be no obligation on the part of the BlackRock Entities to make available for use by the Company, or to effect transactions on behalf of the Company on the basis of, any such information, strategies, analyses or models known to them or developed in connection with their own proprietary or other activities. In certain cases, such personnel will be prohibited from disclosing or using such information for their own benefit or for the benefit of any other person, including the Company and other Client Accounts. In other cases, fundamental analyses, research and proprietary models developed internally may be used by various BlackRock Entities and their personnel on behalf of different Client Accounts, which could result in purchase or sale transactions in the same security at different times (and could potentially result in certain transactions being made by one portfolio manager on behalf of certain Client Accounts before similar transactions are made by a different portfolio manager on behalf of other Client Accounts), or could also result in different purchase and sale transactions being made with respect to the same security. The Advisor may also effect transactions for the Company that differ from fundamental analysis, research or proprietary models issued by the BlackRock Entities or by the Advisor itself in various contexts. The foregoing transactions may negatively impact the Company and its direct and indirect investments through market movements or by decreasing the pool of available securities or liquidity, which effects can be more pronounced in thinly traded securities and less liquid markets.

The BlackRock Entities and different investment teams and groups within the Advisor have no obligation to seek information or to make available to or share with the Company any third-party manager with which the Company invests any information, research, investment strategies, opportunities or ideas known to BlackRock Entity personnel or developed or used in connection with other clients or activities. The BlackRock Entities and different investment teams and groups within the Advisor may compete with the Company or any third-party manager with which the Company invests for appropriate investment opportunities on behalf of their other Client Accounts. The results of the investment activities of the Company may differ materially from the results achieved by BlackRock Entities for other Client Accounts. BlackRock Entities may give advice and take action with respect to other Client Accounts that may compete or conflict with the advice the Advisor may give to the Company, including with respect to their view of the operations or activities of an investment, the return of an investment, the timing or nature of action relating to an investment or the method of exiting an investment.

BlackRock Entities may restrict transactions for themselves, but not for the Company, or vice versa. BlackRock Entities and certain of their personnel, including the Advisor’s personnel or other BlackRock Entity personnel advising or otherwise providing services to the Company, may be in possession of information not available to all BlackRock Entity personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company. The Company could sustain losses during periods in which BlackRock Entities and other Client Accounts achieve significant profits.

Material, Non-Public Information. The Advisor and its personnel may not trade for the Company or other Client Accounts or for their own benefit or recommend trading in financial instruments of a company while they are in possession of material, non-public or price sensitive information (“Inside Information”) concerning such company, or disclose such Inside Information to any person not entitled to receive it. The BlackRock Entities (including the Advisor) may have access to Inside Information. The Advisor has instituted an internal information barrier policy designed to prevent securities laws violations based on access to Inside Information. Accordingly, there may be certain cases where the Advisor may be restricted from effecting purchases and/or sales of interests in securities or other financial instruments, or entering into certain transactions or exercising certain rights under such transactions on behalf of the Company and/or the other Client Accounts. There can be no assurance that the Advisor will not receive Inside Information and that such restrictions will not occur. At times, the Advisor, in an effort to avoid restriction for the Company or the other Client Accounts, may elect not to receive Inside Information, which may be relevant to the Company’s portfolio, that other market participants are eligible to receive or have received and could affect decisions that would have otherwise been made.

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material non-public information, BlackRock maintains a list of restricted securities with respect to which it has access to material non-public information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material non-public information about a portfolio company which is an investment of a Client Account, the Company may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Company. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Company may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material non-public information with respect to one or more remaining positions held by the Client Account.

Transactions with Certain Stockholders. The Company is permitted to enter into transactions with certain stockholders, subject to applicable law. For example, the Advisor may be presented with opportunities to receive financing and/or other services in connection with the Company’s operations and/or the Company’s investments from certain stockholders or their affiliates that are engaged in lending or related business, which subjects the Advisor to conflicts of interest.

The Company’s Use of Investment Consultants and BlackRock’s Relationship with Investment Consultants. Stockholders may work with pension or other institutional investment consultants (collectively, “Investment Consultants”). Investment Consultants provide a wide array of services to pension plans and other institutions, including assisting in the selection and monitoring of investment advisers such as the Advisor. From time to time, Investment Consultants who recommend the Advisor to, and provide oversight of the Advisor for, stockholders may also provide services to or purchase services from the BlackRock Entities. For example, the BlackRock Entities purchase certain index and performance-related databases and human resources-related information from Investment Consultants and their affiliates. The BlackRock Entities also utilize brokerage execution services of Investment Consultants or their affiliates, and BlackRock Entities personnel may attend conferences sponsored by Investment Consultants. Conversely, from time to time, the BlackRock Entities may be hired by Investment Consultants and their affiliates to provide investment management and/or risk management services, creating possible conflicts of interest.

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Company, that may themselves represent appropriate investment opportunities for the Company, or that may compete with the Company for investment opportunities. Furthermore, the Advisor generally exercises its discretion to recommend to the Company or to an investment thereof that it contract for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Company, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Advisor may refrain from making all or a portion of any investment or a disposition on behalf of the Company, which may materially adversely affect the performance of the Company. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to such Company or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Company or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Company or one or more Client Accounts. The Advisor expects to be subject to a potential conflict of interest in making such recommendations, in that Advisor has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Company or its investments.

Legal Representation. The Company, as well as the Advisor and/or other BlackRock Entities, have engaged several counsel to represent them. In connection with such representation, counsel has relied upon certain information furnished to them by the Advisor and the BlackRock Entities, and has not investigated or verified the accuracy or completeness of such information. Such counsel’s engagement is limited to the specific matters as to which they are consulted and, therefore, there may exist facts or circumstances that could have a bearing on the Company’s or BlackRock’s financial condition or operations with respect to which counsel has not been consulted and for which they expressly disclaim any responsibility. Counsel has not represented and will not be representing stockholders. No independent counsel has been retained (or is expected to be retained) to represent stockholders. No attorney-client relationship exists between any counsel and any stockholder solely by such stockholder making an investment in the Company. As a result, stockholders are urged to retain their own counsel.

Resolution of Conflicts. Any conflicts of interest that arise between the Company or particular stockholders, on the one hand, and other Client Accounts or BlackRock Entities or affiliates thereof, on the other hand, will be discussed and resolved on a case-by-case basis by business, legal and compliance officers of the Advisor and its affiliates, as applicable. Any such discussions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflicts. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the interests of the Company or any affected stockholder. There can be no assurance that any actual or potential conflicts of interest will not result in the Company receiving less favorable investment or other terms with respect to investments, transactions or services than if such conflicts of interest did not exist.

Potential Impact on the Company. It is difficult to predict the circumstances under which one or more of the foregoing conflicts could become material, but it is possible that such relationships could require the Company to refrain from making all or a portion of any investment or a disposition in order for BlackRock to comply with its fiduciary duties, the 1940 Act, the Advisers Act or other applicable law. The Advisor may, under certain circumstances, seek to have conflicts or transactions involving conflicts approved in accordance with the governing agreements of the Company. Copies of Part 2A of the Advisor’s Form ADV, which includes additional detail regarding conflicts of interest that are relevant to BlackRock’s investment management business, are available at www.sec.gov and will be provided to current and prospective stockholders upon request.

The foregoing list of potential and actual conflicts of interest does not purport to be a complete enumeration of the conflicts attendant to an investment in the Company. Additional conflicts may exist that are not presently known to the Advisor, BlackRock or their respective affiliates or are deemed immaterial. Prospective investors should consult with their independent advisors before deciding whether to invest in the Company. In addition, as the investment program of the Company develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts of interest.

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

The Advisor has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We may in the future determine to fund a portion of our investments by issuing preferred stock, which would magnify the potential gains or losses and the risks of investing in us in the same manner as our borrowings.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference(other than convertible preferred stock that converts into common stock).

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

Risks related to our investments

Our investments are risky and highly speculative, and we could lose all or part of our investment.

We invest primarily in middle-market companies primarily through leveraged loans.

Risks Associated with middle-market companies. Investing in private middle-market companies involves a number of significant risks, including:

•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral;
•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;

•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•changes in laws and regulations, as well as their interpretations, may adversely affect their respective businesses, financial structures or prospects; and
•they may have difficulty accessing the capital markets to meet future capital needs.

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

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks:

•increased price sensitivity to a deteriorating economic environment;
•greater risk of loss due to default or declining credit quality;
•adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and
•if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

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

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations and may hinder the Advisor's ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional shares of our common stock or from the additional issuance of senior securities (including debt and preferred stock). However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

•Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interests of our common stockholders.

•Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value, or issue securities convertible into common stock, without first obtaining the required approvals from our stockholders and our independent directors. If our common stock trades at a discount to net asset value, those restrictions could adversely affect our ability to raise equity capital. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders. If we raise additional capital by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2020, approximately $127.5 million, or approximately 7.7%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or the Advisor may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Our Common Stock and Other Securities

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on May 27, 2020, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval, unless approved again by our stockholders for another 12-month period.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•volatility in the market price and trading volume of securities of BDCs or other companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;
•price and volume fluctuations in the overall stock market from time to time;
•changes in law, regulatory policies or tax guidelines, particularly with respect to SBICs, RICs or BDCs;
•our loss of RIC status or the SBIC’s loss of SBIC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of key personnel from the Advisor;
•operating performance of companies comparable to us;
•short-selling pressure with respect to shares of our common stock or BDCs generally;
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•uncertainty surrounding the strength of the U.S. economic recovery;
•general economic trends and other external factors; and
•loss of a major funding source.

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our annual of stockholders held on May 27, 2020, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 27, 2021. We also received authority from our stockholders at our 2013 annual meeting to issue warrants, options or other rights to subscribe for, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures. This authorization has no expiration date.

In addition, we may also issue shares of common stock in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service, and we may also issue subscription rights exercisable for shares of common stock at a price below net asset value per share in accordance with the requirements of the 1940 Act. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Such effects may be material, and we undertake to describe material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If we were to sell our common stock at prices below net asset value for a sustained period of time, such sales may result in an increased risk of our common stock trading at a discount to its net asset value.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2020 and 2019. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

				Premium/ (Discount) of High Sales Price to NAV(3)	Premium/ (Discount) of Low Sales Price to NAV(3)	Declared Dividends

		Stock Price
	NAV(1)	High(2)	Low(2)
Fiscal year ended December 31, 2020
First Quarter	$11.76	$14.75	$4.40	25.4%	(62.6)%	$0.36
Second Quarter	12.21	10.82	5.22	(11.4)%	(57.2)%	0.36
Third Quarter	12.71	10.28	8.75	(19.1)%	(31.2)%	0.30
Fourth Quarter	13.24	12.37	9.22	(6.6)%	(30.4)%	0.30

Fiscal year ended December 31, 2019
First Quarter	$14.18	$14.87	$13.21	4.9%	(6.8)%	$0.36
Second Quarter	13.64	14.77	14.05	8.3%	3.0%	0.36
Third Quarter	13.59	14.32	13.16	5.4%	(3.2)%	0.36
Fourth Quarter	13.21	14.48	13.15	9.6%	(0.5)%	0.36

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

As of February 24, 2021, we had approximately 30,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 21 stockholders of record. On February 24, 2021, the last reported sales price of our common stock was $12.62 per share.

The table below sets forth each class of our outstanding securities as of February 24, 2021.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	—	57,767,264

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
November 2, 2020	December 17, 2020	December 31, 2020	Regular	0.30	17,330,179
				$1.32	$76,612,359

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
November 6, 2019	December 17, 2019	December 31, 2019	Regular	0.36	21,155,837
				$1.44	$84,622,904

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

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in a potential offering of our common stock would bear directly or indirectly. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. The following table and example represent our best estimate of the fees and expenses that we expect to incur during the next twelve months.

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	%	(1)
Offering Expenses (as a percentage of offering price)	%	(2)
Dividend Reinvestment Plan Fees	— (3)
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(4)
Base Management Fees	3.06%	(5)
Incentive Compensation Payable Under the Investment Management Agreement	1.96%	(6)
Interest Payments on Borrowed Funds	4.4%	(7)
Other Expenses	1.02%	(8)
Total Annual Expenses	10.44%

(1) In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2) The related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated offering expenses borne by us as a percentage of the offering price.
(3) The expenses of the dividend reinvestment plan are included in “other expenses.”
(4) The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $735.6 million for the twelve month period ended December 31, 2020.
(5) The base management fee is calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears; provided, however, that, effective as of February 9, 2019, the base management fee is calculated at an annual rate of 1.0% of our total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company. The percentage shown in the table, which assumes all capital and leverage is invested at the maximum level, is calculated by determining the ratio that the aggregate base management fee bears to our net assets attributable to common stock and not total assets. We make this conversion because all of our interest is indirectly borne by our common stockholders. If we borrow money or issue preferred stock and invest the proceeds other than in cash and cash equivalents, our base management fees will increase. The base management fee for any partial quarter is appropriately prorated.
(6) Under the current investment management agreement, dated February 9, 2019, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted average contributed common equity. The incentive compensation is payable quarterly in arrears (or upon termination of the Advisor as the investment manager, as of the termination date).
For assets held on January 1, 2013, capital gain, loss and depreciation are measured on an asset by asset basis against the value thereof as of December 31, 2012. The capital gains component is paid or distributed in full prior to payment or distribution of the ordinary income component.
(7) “Interest Payments on Borrowed Funds” represents interest and fees estimated to be accrued on the Operating Facility and Funding Facility II and amortization of debt issuance costs, and assumes the Operating Facility and Funding Facility II are fully drawn (subject to asset coverage limitations under the 1940 Act) and that the interest rate on the debt issued (i) under the Operating Facility is the rate in effect as of December 31, 2020, which was 2.14% and (ii) under the Funding Facility II is the rate in effect as of December 31, 2020, which was 2.15%. “Interest Payments on Borrowed Funds” additionally represents interest and fees estimated to be accrued on our $140.0 million in aggregate principal amount of our 4.625% convertible senior unsecured notes due 2022, which bear interest at an annual rate of 4.625%, payable semi-annually, and are convertible into shares of our common stock under certain circumstances, our $175.0 million in aggregate principal amount of notes due 2022, which bear interest at an annual rate of 4.125%, payable semi-annually, our $250.0 million in aggregate principal amount of notes due 2024, which bear interest at an annual rate of 3.90%, payable semi-annually, and our $150.0 million of committed leverage from the SBA, which SBA debentures, once drawn, bear an interim interest rate of LIBOR plus 30 basis points, are non-recourse and may be prepaid at any time without penalty, and assumes that the committed leverage from the SBA is fully drawn. When we borrow money or issue preferred stock, all of our interest and preferred stock dividend payments are indirectly borne by our common stockholders.
(8) “Other Expenses” includes our estimated overhead expenses, including expenses of our Advisor reimbursable under the investment management agreement and of the Administrator reimbursable under the administration agreement except for certain administration overhead costs which are not currently contemplated to be charged to us. Such expense estimate, other than the Administrator expenses, is based on actual other expenses for the twelve month period ended December 31, 2020.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses (including stockholder transaction expenses and annual expenses) that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(1)	$107	$261	$405	$722
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(2)	$107	$261	$405	$722

(1) All incentive compensation (on both net investment income and net realized gains) is subject to a total return hurdle of 7%. Consequently, no incentive compensation would be incurred in this scenario.
(2) All incentive compensation (on both net investment income and net realized gains) is subject to a total return hurdle of 7%. Consequently, no incentive compensation would be incurred in this scenario. Assumes no unrealized capital depreciation.

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. There is no incentive compensation either on income or on capital gains under our investment management agreement assuming a 5% annual return and therefore it is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive compensation of a material amount, our distributions to our common stockholders and our expenses would likely be higher. In addition, the example assumes reinvestment of all dividends and distributions at net asset value.

Item 6. Selected Financial Data

The selected consolidated financial and other data below reflects the consolidated historical operations of the Company.

The selected consolidated financial data below for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from the consolidated financial statements that were audited by our independent registered public accounting firm. The following selected financial data should be read in conjunction with our financial statements and related notes thereto.

	Fiscal Year Ended December 31,
	2020		2019		2018		2017		2016
Performance Data:
Interest income	$161,658,217		$191,584,009		$189,147,814	$	$173,527,345		$145,018,414
Dividend income	2,473,865		2,392,274		750,714		254,025		—
Lease income	38,136		297,827		297,827		294,366		1,571,280
Other income	7,933,508		891,805		302,829		1,893,764		1,591,071
Total investment income	172,103,726		195,165,915		190,499,184		175,969,500		148,180,765
Interest and other debt expenses	41,237,035		46,398,795		40,468,761		33,091,143		25,192,990
Management and advisory fees	23,806,418		24,860,910		24,179,376		21,560,868		18,881,786
Incentive fee	15,314,201		20,307,759		23,346,164		N/A	*	N/A	*
Other expenses	8,524,090		8,740,358		9,027,528		7,879,489		8,283,156
Total expenses	88,881,744		100,307,822		97,021,829		62,531,500		52,357,932
Net investment income before taxes	83,221,982		94,858,093		93,477,355		113,438,000		95,822,833
Excise tax expense	—		—		92,700		36,380		569,511
Net investment income	83,221,982		94,858,093		93,384,655		113,401,620		95,253,322
Net realized and unrealized gains (losses)	(9,410,581)		(64,277,304)		(47,908,773)		(22,790,283)		114,502
Realized loss on extinguishment of debt	(2,436,913)		—		—		—		—
Incentive allocation	N/A	*	N/A	*	N/A	*	(22,680,323)		(19,050,665)
Net increase in net assets applicable to common shareholders resulting from operations	$71,374,488		$30,580,789		$45,475,882		$67,931,014		$76,317,159
Per Share Data (at the end of the period):
Net increase in net assets from operations	$1.23		$0.52		$0.77		$1.19		$1.50
Distributions declared per share	(1.32)		(1.44)		(1.44)		(1.44)		(1.44)
Average weighted shares outstanding for the period	57,991,233		58,766,362		58,815,216		57,000,658		50,948,035
Assets and Liabilities Data:
Investments	$1,629,564,482		$1,649,506,895		$1,597,285,790		$1,514,532,703		$1,314,969,870
Other assets	42,422,673		72,562,301		62,249,899		114,889,665		72,628,591
Total assets	1,671,987,155		1,722,069,196		1,659,535,689		1,629,422,368		1,387,598,461
Debt, net of unamortized issuance costs	850,016,199		907,802,387		805,202,192		725,200,281		571,658,862
Other liabilities	56,984,378		37,948,423		23,858,770		33,493,961		25,003,608
Total liabilities	907,000,577		945,750,810		829,060,962		758,694,242		596,662,470
Net assets	$764,986,578		$776,318,386		$830,474,727		$870,728,126		$790,935,991
Investment Activity Data:
No. of portfolio companies at period end	96		105		95		95		90
Acquisitions	$460,153,100		$700,024,114		$634,002,472		$865,427,957		$587,219,129
Sales, repayments, and other disposals	$480,719,625		$596,374,086		$512,795,715		$655,674,365		$473,457,512
Weighted-average effective yield of debt portfolio at end of period	9.6%		10.3%		11.4%		11.0%		10.9%

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC ("TCPC Funding II") and TCPC SBIC, LP (the “SBIC”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

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

    Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2020, 92.3% of our total assets were invested in qualifying assets.

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

As of December 31, 2020, 0.2% of our investments were categorized as Level 1, 4.1% were categorized as Level 2, 95.6% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

As of December 31, 2019, none of our investments were categorized as Level 1, 8.3% were categorized as Level 2, 91.6% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2020, we invested approximately $460.2 million, comprised of new investments in 18 new and 23 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $387.9 million, or 84.3% of total acquisitions, were in senior secured debt comprised of senior secured loans ($366.8 million, or 79.7% of total acquisitions), senior secured notes ($21.1 million, or 4.6% of total acquisitions) and $4.2 million (0.9% of total acquisitions) in unsecured notes. The remaining $68.1 million (14.8% of total acquisitions) was comprised of equity investments, including $54.4 million in equity interest in Edmentum, $7.2 million in equity interests in portfolios of debt and lease assets and $6.4 million in equity positions received in connection with debt investments. Additionally, we received approximately $480.7 million in proceeds from sales or repayments of investments during the year ended December 31, 2020.

During the year ended December 31, 2019, we invested approximately $700.0 million, comprised of new investments in 25 new and 20 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, 94.0% were in senior secured debt comprised of senior secured loans ($643.0 million, or 91.9% of total acquisitions) and senior secured notes ($15.0 million, or 2.1% of total acquisitions). The remaining $42.0 million (6.0% of total acquisitions) was comprised primarily of $5.0 million (0.7% of total acquisitions) in unsecured notes and $37.0 million (5.3% of total acquisitions) in equity investments comprised primarily of $31.6 million in equity interests in portfolios of debt and lease assets and $5.4 million in equity positions received in connection with debt investments. Additionally, we received approximately $596.4 million in proceeds from sales or repayments of investments during the year ended December 31, 2019.

At December 31, 2020, our investment portfolio of $1,629.6 million (at fair value) consisted of 96 portfolio companies and was invested 88.7% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 82.8% in senior secured loans, 5.9% in senior secured notes and 11.3% in equity investments. Our average portfolio company investment at fair value was approximately $17.0 million. Our largest portfolio company investment by value was approximately 4.5% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.0% of our portfolio at December 31, 2020.

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

The industry composition of our portfolio at fair value at December 31, 2020 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	12.8%
Diversified Financial Services	11.6%
Software	7.3%
Textiles, Apparel and Luxury Goods	6.1%
Diversified Consumer Services	5.5%
Media	4.7%
Automobiles	4.5%
Professional Services	4.5%
IT Services	3.1%
Personal Products	2.9%
Insurance	2.9%
Airlines	2.6%
Diversified Telecommunication Services	2.3%
Consumer Finance	2.3%
Capital Markets	2.3%
Health Care Technology	2.1%
Hotels, Restaurants and Leisure	2.0%
Building Products	1.9%
Internet and Catalog Retail	1.8%
Commercial Services and Supplies	1.7%
Thrifts and Mortgage Finance	1.7%
Specialty Retail	1.7%
Tobacco Related	1.7%
Aerospace and Defense	1.6%
Energy Equipment and Services	1.6%
Healthcare Providers and Services	1.5%
Electrical Equipment	1.5%
Road and Rail	1.0%
Other	2.8%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.6% at December 31, 2020 and 10.3% at December 31, 2019. The weighted average effective yield of our total portfolio was 9.2% at December 31, 2020 and 9.7% at December 31, 2019. At December 31, 2020, 95.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7% at December 31, 2020. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 0.5% of the portfolio at fair value and 1.2% at cost. At December 31, 2019, 92.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 63.5% at December 31, 2019.

Results of operations

Investment income

Investment income totaled $172.1 million, $195.2 million and $190.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018, of which $161.7 million, $191.6 million and $189.1 million were attributable to interest and fees on our debt investments, $2.5 million, $2.4 million and $0.8 million to dividend income, $0.1 million, $0.3 million and $0.3 million to lease income and $7.9 million, $0.9 million and $0.3 million to other income, respectively. Included in interest and fees on our debt investments were $8.4 million, $11.9 million and $9.8 million of non-recurring income related to prepayments for the years ended December 31, 2020, 2019 and 2018, respectively. Included in other income were $4.5 million, $0.0 million and $0.0 million in amendment fees during the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in investment income in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the lower prepayment income partially offset by the higher other income received during the year ended December 31, 2020. The increase in investment income in the year ended December 31, 2019 compared to the year ended December 31, 2018 reflects an increase in interest income due to the larger portfolio size in addition to the increase in dividend, prepayment and other income during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Expenses

    Total operating expenses for the years ended December 31, 2020, 2019 and 2018 were $88.9 million, $100.3 million and $97.0 million, respectively, comprised of $41.2 million, $46.4 million and $40.5 million in interest expense and related fees, $23.8 million, $24.9 million and $24.2 million in base management and advisory fees, $15.3 million, $20.3 million and $23.3 million in incentive fee expense, $2.2 million, $2.3 million and $2.4 million in administrative expenses, $1.8 million, $1.8 million and $2.3 million in legal and professional fees, and $4.5 million, $4.6 million and $4.3 million in other expenses, respectively. The decrease in expenses in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily reflects the deferral of incentive fees related to the first quarter of 2020 and the lower interest expense due to lower LIBOR rates during the year ended December 31, 2020. The increase in expenses in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily reflects the higher interest expense and other costs related to the increase in outstanding debt, partially offset by the lower incentive fees due to reduction in the incentive fee rate from 20.0% to 17.5% on February 9, 2019.

Net investment income

    Net investment income was $83.2 million, $94.9 million and $93.4 million, respectively, for the years ended December 31, 2020, 2019 and 2018. The decrease in net investment income in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the year ended December 31, 2020. The increase in net investment income in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily reflects the increase in total investment income, partially offset by the increase in expenses in the year ended December 31, 2019.

Net realized and unrealized gain or loss

Net realized loss for the years ended December 31, 2020, 2019 and 2018 was $5.5 million, $76.6 million and $28.8 million, respectively. Net realized loss for the year ended December 31, 2020 was comprised primarily of a $15.6 million loss from the restructuring of AGY and a $2.4 million loss on the disposition of our investment in V Telecom, partially offset by the $9.3 million gain from the disposition of a portion of our investment in Edmentum and a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned. Our loans to AGY generated significant interest income prior to the restructuring. Net realized loss for the year ended December 31, 2019 was comprised primarily of $56.6 million on the restructuring of our investment in Fidelis and $20.5 million on the disposition of our investment in Green Biologics. Both Fidelis and Green Biologics had generated significant income prior to their dispositions. Net realized losses during the year ended December 31, 2018 were comprised primarily of a $25.8 million loss realization on the disposition of our loan to RM OpCo, LLC ("Real Mex") and a $4.1 million loss realization on the disposition of our loan to Globecomm Systems, Inc. ("Globecomm"). Our loan to Real Mex was part of our legacy pre-IPO strategy. Both Globecomm and Real Mex had generated significant income prior to their dispositions.

For the years ended December 31, 2020, 2019 and 2018, the change in net unrealized appreciation/depreciation was $(3.9) million, $12.3 million and $(19.1) million, respectively. The change in net unrealized appreciation/depreciation for the year ended December 31, 2020 was primarily driven by net spread widening and volatility across our portfolio related to the market impact of COVID-19 including a $9.2 million unrealized loss on Fishbowl, a $6.7 million unrealized loss on our investment in Credit Suisse notes and a $5.5 million loss on GlassPoint Solar, partially offset by a gain of $8.9 million on our investment in Amteck, $8.7 million on our investment in Aventiv, $5.9 million on our investment in Domo and a gain of $5.0 million on our investment in One Sky. The change in net unrealized appreciation/depreciation for the year ended December 31, 2019 was comprised primarily of a gain of $13.4 million on our investment in Edmentum, a gain of $6.3 million on our investment in 36th Street, and reversals of previously recognized unrealized losses of $14.9 million from Green Biologics and $3.5 million from Fidelis, partially offset by markdowns of $12.5 million on our investment in Securus and $7.7 million on our investment in AGY. The change in net unrealized appreciation/depreciation for the year ended December 31, 2018 was comprised primarily of markdowns of $10.0 million, $9.4 million and $8.5 million on our investments in AGY, Kawa Solar and Green Biologics, respectively, as well as mark downs across the portfolio as a result of wider spreads, partially offset by the reversal of previously unrealized losses of $15.3 million from the disposition of our loan to Real Mex.

Incentive compensation

Incentive fees for the years ended December 31, 2020, 2019 and 2018 were $15.3 million, $20.3 million and $23.3 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, the year ended December 31, 2020 include $1.9 million (3/6) of the First Quarter Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the years ended December 31, 2020 and 2019. For the prior year ended December 31, 2018, excise tax expense of $0.1 million was recorded, based on the amount of tax-basis ordinary income carried forward at the prior year-end.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $71.4 million, $30.6 million and $45.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The higher net increase in net assets resulting from operations during the year ended December 31, 2020 was primarily due to the lower net realized and unrealized losses, partially offset by the lower net investment income during the year ended December 31, 2020 and a $2.4 million loss on the extinguishment of Funding Facility I compared to the year ended December 31, 2019. The lower net increase in net assets resulting from operations during the year ended December 31, 2019 was primarily due to the higher net realized and unrealized loss during the year ended December 31, 2019 compared to the year ended December 31, 2018, partially offset by the increase in net investment income.

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

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the years ended December 31, 2020 and 2019:

	2020	2019
Shares Issued	838	819
Average Price Per Share	$7.46	$13.98
Proceeds	$6,253	$11,453

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 24, 2021, to be in effect through the earlier of two trading days after our first quarter 2021 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the years ended December 31, 2020 and 2019:

	2020	2019
Shares Repurchased	1,000,000	9,000
Price Per Share *	$6.10	$13.96
Total Cost	$6,100,190	$125,679
______________

*    Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at December 31, 2020 were as follows:

	Maturity	Rate		Carrying Value*	Available	Total Capacity
Operating Facility	2024	L+2.00%	†	$120,454,270	$179,545,730	$300,000,000	‡
Funding Facility II	2025	L+2.00%	§	36,000,000	164,000,000	200,000,000	**
SBA Debentures	2024−2029	2.63%	††	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,219,797	—	139,219,797
2022 Notes ($175 million par)	2022	4.125%		174,778,395	—	174,778,395
2024 Notes ($250 million par)	2024	3.900%		247,871,909	—	247,871,909
Total leverage				856,324,371	$355,545,730	$1,211,870,101
Unamortized issuance costs				(6,308,172)
Debt, net of unamortized issuance costs				$850,016,199
______________
*    Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
†    As of December 31, 2020, $9.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
‡    Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
§    Subject to certain funding requirements
**    Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
††    Weighted-average interest rate, excluding fees of 0.35% or 0.36%
Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2020, the Company’s asset coverage ratio was 206%.

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

Net cash provided by operating activities during the year ended December 31, 2020 was $122.3 million, consisting primarily of net investment income (net of non-cash income and expenses) of approximately $90.4 million, and the settlement of disposition of investments (net of acquisitions) of $31.9 million.

Net cash used in financing activities was $147.2 million during the year ended December 31, 2020, consisting primarily of $110.0 million net repayments of credit facility draws, $76.6 million in dividends paid to common shareholders, $6.1 million in repurchases of common shares and $4.1 million in payments of debt issuance costs, partially offset by $49.6 million in net proceeds from the issuance of unsecured debt.

At December 31, 2020, we had $20.0 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2020, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the years ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
November 2, 2020	December 17, 2020	December 31, 2020	Regular	0.30	17,330,179
				$1.32	$76,612,359

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
November 6, 2019	December 17, 2019	December 31, 2019	Regular	0.36	21,155,837
				$1.44	$84,622,904

The following table summarizes the total shares issued in connection with our dividend reinvestment plan for the years ended December 31, 2020 and 2019:

	2020	2019
Shares Issued	838	819
Average Price Per Share	$7.46	$13.98
Proceeds	$6,253	$11,453

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

Recent Developments

From January 1, 2021 through February 24, 2021, the Company has invested approximately $107.3 million primarily in five senior secured loans with a combined effective yield of approximately 10.2%.

On February 9, 2021, the Company issued $175.0 million in aggregate principal amount of 2.850% senior unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 2.850% per year, payable semiannually, and will mature on February 9, 2026.

On February 24, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 25, 2021, the Company’s board of directors declared a first quarter dividend of $0.30 per share payable on March 31, 2021 to stockholders of record as of the close of business on March 17, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2020, 95.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2020, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

    Based on our December 31, 2020 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$31,359,869	$(4,693,628)	$26,666,241
Up 200 basis points	16,823,290	(3,129,085)	13,694,205
Up 100 basis points	4,414,286	(1,564,543)	2,849,743
Down 100 basis points	(438,606)	365,540	(73,066)
Down 200 basis points	(438,606)	365,540	(73,066)
Down 300 basis points	(438,606)	365,540	(73,066)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock TCP Capital Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period then ended, consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes and consolidating schedules and statements listed in Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by Tennenbaum Capital Partners, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $1,559,145,483 as of December 31, 2020.

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

•We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to selection of valuation methodologies and significant unobservable inputs.
•We evaluated the appropriateness of the selected valuation methodologies used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation methodologies or significant unobservable inputs for those investments from the prior year-end, including the considerations of the impact of COVID-19. For selected investments, we used the assistance of our fair value specialists.
•For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market- or investment- specific conditions, where applicable.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 25, 2021

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock TCP Capital Corp. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 25, 2021

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2020	December 31, 2019

Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,473,322,720 and $1,483,508,500, respectively)	$1,461,610,769	$1,474,318,011
Companies 5% to 25% owned (cost of $63,114,875 and $70,112,667, respectively)	68,927,182	75,880,291
Companies more than 25% owned (cost of $136,332,302 and $135,655,840, respectively)	99,026,531	99,308,593
Total investments (cost of $1,672,769,897 and $1,689,277,007, respectively)	1,629,564,482	1,649,506,895

Cash and cash equivalents	20,006,580	44,848,539
Accrued interest income:
Companies less than 5% owned	15,557,669	16,937,339
Companies 5% to 25% owned	368	665,165
Companies more than 25% owned	13,611	305,721
Deferred debt issuance costs	4,984,388	5,476,382
Receivable for investments sold	278,737	1,316,667
Prepaid expenses and other assets	1,581,320	3,012,488
Total assets	1,671,987,155	1,722,069,196

Liabilities
Debt, net of unamortized issuance costs of $6,308,172 and $7,711,684, respectively	850,016,199	907,802,387
Payable for investments purchased	33,275,348	13,057,446
Interest payable	9,886,085	10,837,121
Management and advisory fees payable	5,753,347	5,429,075
Incentive compensation payable	5,020,794	4,753,671
Reimbursements due to the Advisor	1,344,756	1,591,651
Accrued expenses and other liabilities	1,704,048	2,279,459
Total liabilities	907,000,577	945,750,810

Commitments and contingencies (Note 5)

Net assets	$764,986,578	$776,318,386

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 58,766,426 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	$57,767	$58,766
Paid-in capital in excess of par	979,973,202	997,379,362
Distributable earnings (loss)	(215,044,391)	(221,119,742)
Net assets	$764,986,578	$776,318,386

Net assets per share	$13.24	$13.21
See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$5,127,551	$5,072,277	$5,005,102	0.30%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$19,897,959	19,747,253	19,579,592	1.19%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$2,448,980	2,431,281	2,409,796	0.15%	N
								27,250,811	26,994,490	1.64%
Airlines
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$1,947,089	1,929,445	1,888,676	0.11%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$15,488,204	15,358,100	15,116,487	0.92%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	12/27/2024	$19,000,000	18,679,830	19,190,000	1.16%	N
								35,967,375	36,195,163	2.19%
Automobiles
AutoAlert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	0.25%	10.75%	11.00%	1/1/2022	$41,207,522	41,207,522	38,776,278	2.35%	N
AutoAlert, LLC	First Lien Term Loan	LIBOR(Q)	0.25%	10.75%	11.00%	1/1/2022	$16,307,846	16,307,846	15,345,683	0.93%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25% Cash + 2.00% PIK	9.25%	2/1/2023	$16,520,125	16,365,326	16,404,484	0.99%	N
								73,880,694	70,526,445	4.27%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2021	$819,552	819,552	819,552	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2021	$33,152,046	33,152,046	33,152,046	2.01%	N
								33,971,598	33,971,598	2.06%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$15,080,645	14,774,280	15,080,645	0.91%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$6,169,355	6,073,309	6,169,355	0.37%	N
HighTower Holdings	Second Lien Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$6,249,999	6,128,534	6,249,999	0.38%	N
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	20,969,685	21,594,888	1.31%	L/N
								47,945,808	49,094,887	2.97%
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$1,423,529	1,411,012	1,437,765	0.09%	N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$371,111	354,609	390,705	0.02%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$6,470,588	6,419,832	6,535,294	0.40%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	5.81%	9/17/2023	$7,220,080	7,142,178	7,183,980	0.44%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	5.81%	9/17/2023	$1,053,363	1,024,123	1,035,807	0.06%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	5.81%	9/17/2023	$13,167,038	13,050,648	13,101,203	0.79%	N
								29,402,402	29,684,754	1.80%
Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.5% PIK	12.50%	5/24/2021	$232,780	232,780	232,780	0.01%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Delayed Draw Term Loan	Fixed	—	12.5% PIK	12.50%	5/24/2021	$1,373,054	1,373,054	1,373,054	0.08%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Term Loan	Fixed	—	12.5% PIK	12.50%	5/24/2021	$319,776	294,921	319,776	0.02%	H/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9% PIK	—	10/1/2022	$1,592,934	1,591,586	637,174	0.04%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9% PIK	—	10/1/2022	$4,064,721	4,064,219	1,625,888	0.10%	C/E/G/H/N
								7,556,560	4,188,672	0.25%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$2,658,374	$2,645,763	$2,261,479	0.14%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(Q)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$14,714,236	14,689,002	12,517,400	0.76%	L/N
								17,334,765	14,778,879	0.90%
Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	7.00%	12/21/2021	$21,708,042	21,627,288	21,708,042	1.32%	N
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	10/23/2024	$16,386,623	16,058,193	16,550,489	1.00%	N
Open Lending, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	3/11/2027	$4,906,250	4,766,726	4,893,984	0.30%	N
								42,452,207	43,152,515	2.62%
Diversified Consumer Services
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(22,151)	(12,272)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$19,848,972	19,372,272	19,551,237	1.19%	N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$1,207,065	1,171,712	1,188,959	0.07%	N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$—	(248,494)	(248,494)	(0.02)%	K/N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$15,060,241	14,683,735	14,683,735	0.89%	K/N
								34,957,074	35,163,165	1.19%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/30/2025	$40,834,419	40,834,419	40,834,419	2.48%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	10/1/2026	$27,105,263	26,876,000	25,478,947	1.54%	G/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.50%	4/12/2025	$38,000,000	38,000,000	30,856,000	1.87%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$18,788,475	18,490,655	18,675,561	1.13%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$816,583	803,983	809,070	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	7/20/2022	$1,533,333	1,518,675	1,533,333	0.09%	N
								126,523,732	118,187,330	7.16%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,679,341	21,237,009	1.30%
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,368,750	7,295,192	7,242,008	0.44%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$—	(3,204)	(6,143)	—	N
								32,971,329	28,472,874	1.74%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2021	$2,110,141	2,110,141	1,154,036	0.07%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2021	$6,578,877	6,578,877	3,336,148	0.20%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2021	$8,668,850	8,668,850	2,114,333	0.13%	D/F/H/N
								17,357,868	6,604,517	0.40%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	6.25%	6.56%	12/31/2024	$526,131	520,301	526,131	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	6.25%	6.56%	12/31/2024	$8,722,052	8,624,256	8,722,052	0.53%	N
								9,144,557	9,248,183	0.56%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Incremental Term Loan (4.0% Exit Fee)	LIBOR(M)	2.00%	8.50%	—	8/31/2021	$4,245,365	$4,234,930	$1,018,888	0.06%	C/L/N
GlassPoint Solar, Inc.	First Lien Incremental Term Loan A	LIBOR(M)	2.00%	8.50%	10.50%	8/31/2021	$210,986	210,986	210,986	0.01%	N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	—	11.44%	—	8/31/2021	$2,324,588	2,283,788	557,901	0.03%	C/L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	7.75%	10.76%	6/14/2023	$23,377,259	23,115,634	23,073,355	1.40%	N
								29,845,338	24,861,130	1.50%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,502,033	8,381,928	8,587,053	0.52%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	—	(7,938)	—	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	9/21/2026	$1,388,889	1,355,499	1,397,222	0.08%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	8.50%	9.50%	6/26/2022	—	(1,824)	—	—	K/N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$1,172,178	1,166,548	1,172,178	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$6,081,798	6,058,408	6,081,798	0.37%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$20,250,000	20,016,127	19,723,500	1.20%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	—	(24,784)	(58,500)	—	K/N
								36,943,964	36,903,251	2.24%
Healthcare Providers and Services
TEAM Services Group	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/13/2028	$25,000,000	24,190,557	24,812,500	1.50%	N
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	9.75%	10.06%	1/26/2022	$25,990,088	25,818,817	14,944,301	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$5,648,822	5,753,482	4,818,445	0.29%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$13,510,298	13,732,711	11,524,284	0.70%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$671,356	682,522	572,666	0.03%	N
								45,987,532	31,859,696	1.93%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	10/31/2024	$3,741,667	3,689,786	3,741,667	0.23%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.00%	10/31/2024	—	(5,341)	—	—	K/N
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$21,356,400	20,952,696	21,228,262	1.29%	N
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$7,454,593	7,324,604	7,409,865	0.45%	N
IT Parent	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$4,375,000	4,290,457	4,353,125	0.26%	N
IT Parent	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$500,000	488,014	496,875	0.03%	N
								36,740,216	37,229,794	1.97%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$13,820,056	13,598,260	13,571,295	0.82%	N
Live Auctioneers LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$5,398,131	5,290,496	5,300,964	0.32%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	8.75%	12/14/2028	$12,141,870	11,959,742	11,959,742	0.73%	N
								30,848,498	30,832,001	3.08%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	$16,366,935	$16,898,731	1.02%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	—	(29,118)	—	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$53,464,245	53,435,610	54,640,458	3.31%	L/N
Domo, Inc.	First Lien Term Loan	LIBOR(M)	—	9.5% PIK	9.50%	4/1/2025	$2,566,973	77,095	2,618,312	0.16%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,623,116	28,336,000	1.72%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,546,196	33,817,500	2.05%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,286,941	7,477,500	0.45%	N
Foursquare	First Lien Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,475,000	2,555,000	0.15%	N
Metricstream, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,670,625	22,642,394	1.37%	N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,708,373	8,694,258	0.53%	L/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	4/2/2027	$9,903,019	9,729,081	9,816,367	0.60%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR (Q)	—	8.55%	8.55%	10/1/2022	€ 6,714,000	8,020,121	8,882,973	0.54%	H/L/N/O
								189,909,975	196,379,493	11.90%
IT Services
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,609,649	13,680,179	0.83%	L/N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.90%	10/11/2026	$19,277,823	19,075,749	18,498,710	1.12%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,943,694	4,986,650	0.30%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,705,045	2,721,464	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,898,077	6,934,224	0.42%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	—	(5,443)	(1,710)	—	K/N
								47,226,771	46,819,517	2.83%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$57,122	56,426	53,397	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$114,289	112,927	106,837	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$1,569,444	1,550,003	1,467,116	0.09%	N
								1,719,356	1,627,350	0.10%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$3,791,553	3,715,824	3,715,722	0.23%	K
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	—	(183,811)	(184,161)	(0.01)%	K
								3,532,013	3,531,561	0.22%
Media
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$509,379	496,840	474,231	0.03%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$151,743	147,099	141,272	0.01%	N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,054,572	6,967,871	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,704,358	20,404,382	1.24%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.15%	10/19/2026	$27,000,000	26,418,396	23,409,000	1.42%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,582,602	12,768,758	0.77%	L/N
								67,403,867	64,165,514	3.89%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	1.00%	9.00%	10.00%	12/13/2022	$6,151,857	5,905,998	5,382,875	0.33%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/13/2021	$1,324,140	$1,324,140	$1,324,140	0.08%	B/N
Personal Products
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	—	(22,078)	(13,400)	—	K/N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,403,873	13,168,640	13,269,835	0.80%	N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$5,170,752	5,119,044	5,119,044	0.31%	N
Paula's Choice Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$20,000,000	19,452,319	19,500,000	1.18%	N
								37,717,925	37,875,479	2.30%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,772,306	20,610,750	20,772,306	1.26%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	—	(10,443)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	—	6/1/2025	$8,011,188	7,956,586	4,099,044	0.25%	C/G/N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	—	(37,510)	—	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$16,884,883	16,579,885	17,222,581	1.04%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$2,227,508	2,183,489	2,272,058	0.14%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$3,627,272	3,510,848	3,714,327	0.23%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,176	119,975	0.01%	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,315,704	2,318,158	0.14%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$353,250	346,429	348,305	0.02%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	8.72%	3/5/2027	$5,820,856	5,672,120	5,791,752	0.35%	N
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$19,333,333	18,855,629	18,811,333	1.14%	L/N
								78,103,663	75,469,839	4.58%
Real Estate Management and Development
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	12/5/2023	$4,444,444	4,387,820	4,355,556	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.44%	12/5/2023	—	(3,393)	(5,556)	—	K/N
								4,384,427	4,350,000	0.26%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	5/15/2027	$19,382,324	19,045,353	16,610,652	1.01%	N

Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,150,214	3,161,527	0.19%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,314,597	23,184,535	1.41%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$265,719	250,220	256,685	0.02%	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$1,732,500	1,707,152	1,744,628	0.11%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$14,616,458	14,394,168	14,719,558	0.89%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$590,882	572,713	590,882	0.04%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	—	(12,010)	5,710	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$1,281,602	1,262,824	1,290,573	0.08%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	—	(8,557)	4,905	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$385,419	377,820	388,117	0.02%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$10,373,317	10,223,498	10,552,775	0.64%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$11,543,865	11,360,297	11,743,574	0.71%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$1,308,164	1,248,629	1,308,164	0.08%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/21/2021	$4,477,328	4,435,255	4,554,786	0.28%	N
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2026	—	(29,663)	—	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2027	$8,820,316	$8,608,974	$8,855,597	0.54%	N
Syntellis Performance Solutions, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$21,402,299	20,783,432	21,509,310	1.30%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$13,867,521	13,575,211	14,075,534	0.85%	N
								115,214,774	117,946,860	7.16%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.73%	2/12/2025	$590,021	560,513	566,420	0.03%	N
Calceus Acquisition, Inc. (Cole Haan)	Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,455,896	21,970,000	1.33%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$4,588,974	4,542,337	4,634,863	0.28%	N
								24,558,746	27,171,283	1.64%
Textiles, Apparel and Luxury Goods
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	12/28/2023	$17,941,278	17,855,159	17,941,278	1.09%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	10.50%	10/12/2023	$10,793,402	10,603,924	10,793,402	0.65%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$37,237,236	36,598,542	37,795,794	2.30%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$27,664,640	27,429,571	27,498,652	1.68%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$5,307,692	5,260,224	5,275,846	0.32%	N
								97,747,420	99,304,972	6.04%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	4/17/2024	$24,579,526	24,469,428	24,825,321	1.51%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/13/2022	$2,857,143	2,836,813	2,857,143	0.17%	N
								27,306,241	27,682,464	1.68%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$26,452,995	26,264,571	26,400,089	1.60%	N

Total Debt Investments - 188.9% of Net Assets								1,488,638,125	1,444,803,932	87.59%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock		1,842	855,313	11,346,069	0.69%	D/N
Automobiles
AutoAlert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	2,910,423	2,818,737	0.17%	D/E/N
Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	287	645,121	697,010	0.04%	D/E/N
Chemicals
AGY Holding Corp.	Series A Preferred Stock		1,786,785	485,322	663,166	0.04%	D/N
AGY Holding Corp.	Series B Preferred Stock		1,250,749	—	—	—	D/N
AGY Holding Corp.	Common Stock		982,732	—	—	—	D/N
				485,322	663,166	0.04%
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	—	—	D/E/H/N/O
Diversified Consumer Services
TVG-Edmentum Holdings, LLC	Series A Preferred Stock		27,603,779	27,603,779	27,758,980	1.68%	B/E
TVG-Edmentum Holdings, LLC	Series B-1 Common Stock		13,421,162	13,421,162	13,511,732	0.82%	B/E
TVG-Edmentum Holdings, LLC	Series B-2 Common Stock		13,421,162	13,421,162	12,868,247	0.78%	B/D/E
				54,446,103	54,138,959	3.28%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	$22,199,416	$33,135,000	2.01%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		19,000,869	19,000,869	18,050,826	1.09%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,392,896	1,392,896	1,995,210	0.12%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		15,980,492	15,980,492	17,341,570	1.05%	E/I/N
				58,573,673	70,522,606	4.27%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	229,000	0.01%	D/E
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	23,000	—	D/E
				11,098,416	252,000	0.01%
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units		8,020,824	7,511,391	8,117,074	0.50%	N
TCFI Amteck Holdings, LLC	Common Units		362,513	395,336	8,845,317	0.55%	D/N
				7,906,727	16,962,391	1.05%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N
Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	400,000	248,555	—	—	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2048000	505,450	—	—	D/E/N
				754,005	—	—
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	8/7/2023	49,792	1,543,054	3,175,236	0.19%	D/E
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	385,600	0.02%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	1,144,786	0.07%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	422,705	0.03%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	514,918	0.03%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	541,900	0.03%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	110,000	0.01%	D/E/H/N/O
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,200,000	0.32%	D/E/N
				3,501,826	11,495,145	0.70%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	$2,001,384	$75,613	—	D/E/N
Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	235,228	0.01%	D/E/N
Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	7,401,888	0.45%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	438,161	0.03%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	442,508	0.03%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	105,095	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	D/E/H/N
				3,311,252	8,432,795	0.52%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,707	5,181,526	0.31%	B/D/E/N
Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	401,769	0.02%	D/E/F/N
Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	962,482	0.06%	D/E/N
Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	71,292	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	503,762	0.03%	D/E/N
				766,613	575,054	0.03%

Total Equity Securities - 24.2% of Net Assets				184,131,772	184,760,550	11.20%

Total Investments - 213.0% of Net Assets				$1,672,769,897	$1,629,564,482

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					20,006,580	1.21%
Cash and Cash Equivalents					20,006,580	1.21%

Total Cash and Investments - 215.6% of Net Assets					$1,649,571,062	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020
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
(C)Non-accruing debt investment
(D)Other non-income producing investment.
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
(O)Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to US dollars. Foreign currency denominated investments are generally hedged for currency exposure.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $460,153,100 and $480,719,625, respectively, for the year ended December 31, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2020 was $1,548,430,022 or 93.9% of total cash and investments of the Company. As of December 31, 2020, approximately 7.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$5,127,551	$5,059,515	$5,135,971	0.30%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$19,897,959	19,710,909	19,919,847	1.18%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.06%	5/31/2024	$—	(21,632)	—	—	K/N
								24,748,792	25,055,818	1.48%
Airlines
Mesa Air Group, Inc.	Junior Loan Agreement (N902FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$801,784	797,527	801,784	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N903FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$942,947	937,941	942,947	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N904FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$1,066,574	1,060,912	1,066,574	0.06%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N905FJ)	LIBOR(Q)	—	7.50%	9.41%	2/1/2022	$768,185	764,107	768,185	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N906FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$817,276	812,522	817,276	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N907FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$853,632	848,667	853,632	0.05%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N908FJ)	LIBOR(Q)	—	7.50%	9.41%	5/1/2022	$1,272,196	1,264,796	1,272,196	0.08%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N909FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$581,841	578,354	581,841	0.03%	N
Mesa Air Group, Inc.	Junior Loan Agreement (N910FJ)	LIBOR(Q)	—	7.50%	9.41%	8/1/2022	$554,715	551,390	554,715	0.03%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	—	5.25%	7.00%	9/27/2023	$2,655,121	2,623,792	2,620,870	0.15%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	—	5.00%	6.75%	6/5/2023	$21,683,485	21,440,802	21,653,129	1.28%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/27/2024	$12,500,000	12,187,500	12,250,000	0.72%	N
								43,868,310	44,183,149	2.61%
Automobiles
AutoAlert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$38,966,342	38,845,649	39,356,005	2.32%	N
AutoAlert, LLC	First Lien Term Loan	LIBOR(Q)	0.25%	5.75% Cash+3.00% PIK	10.88%	1/1/2022	$15,420,901	15,313,907	15,575,110	0.92%	N
DealerFX, Inc.	First Lien Term Loan	LIBOR(Q)	—	6.25% Cash+2.00% PIK	10.25%	2/1/2023	$16,183,673	15,965,712	16,345,510	0.96%	N
								70,125,268	71,276,625	4.20%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$875,631	875,023	875,106	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.00%	5/1/2020	$35,420,561	35,395,034	35,399,308	2.09%	N
								36,270,057	36,274,414	2.14%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$15,080,645	14,733,952	15,082,153	0.89%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	10.49%	1/31/2026	$6,169,355	6,059,721	6,169,972	0.36%	N
								20,793,673	21,252,125	1.25%
Chemicals
AGY Holding Corp.	Second Lien Notes	Fixed	—	11.00%	11.00%	11/15/2020	$10,315,515	8,778,822	3,708,428	0.22%	B/C/E/N
AGY Holding Corp.	Delayed Draw Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$1,114,120	1,114,120	1,114,120	0.07%	B/N
AGY Holding Corp.	Sr Secured Term Loan	Fixed	—	12.00%	12.00%	9/15/2020	$5,171,151	5,171,151	5,171,151	0.31%	B/N
								15,064,093	9,993,699	0.60%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	$—	$(13,529)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$—	—	(17,647)	—	K/N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.39%	11/7/2026	$6,535,948	6,472,583	6,477,124	0.38%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$7,220,080	7,114,156	7,172,428	0.42%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$1,228,924	1,189,152	1,205,750	0.07%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	7.50%	9/17/2023	$13,167,038	13,012,854	13,080,136	0.77%	N
								27,788,745	27,904,262	1.64%
Communications Equipment
Avanti Communications Jersey Limited	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$1,214,371	1,214,371	1,214,371	0.07%	L/N
Avanti Communications Jersey Limited	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50%	12.50%	5/24/2021	$282,820	238,768	282,820	0.02%	L/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	1,074,115	0.06%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	2,740,841	0.16%	C/E/G/H/N
								7,108,944	5,312,147	0.31%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$2,536,311	2,502,108	2,090,739	0.12%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (5.4% Exit Fee)	LIBOR(Q)	1.00%	9.50%	11.41%	7/25/2021	$14,031,084	13,959,042	11,566,142	0.67%	L/N
								16,461,150	13,656,881	0.79%
Construction Materials
Brannan Sand and Gravel Company, LLC	First Lien Term Loan	LIBOR(Q)	—	5.25%	7.25%	7/3/2023	$6,682,556	6,612,301	6,652,484	0.39%	N

Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	8.24%	12/21/2021	$23,971,792	23,800,742	23,749,039	1.40%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.54%	10/23/2024	$19,346,662	18,873,298	19,031,311	1.12%	N
								42,674,040	42,780,350	2.52%
Diversified Consumer Services
Edmentum, Inc.	Jr Revolving Facility	Fixed	—	5.00%	5.00%	6/9/2020	$5,235,973	5,235,973	5,235,978	0.31%	B/N
Edmentum, Inc.	First Lien Term Loan B	LIBOR(Q)	—	8.50%	10.43%	6/9/2021	$10,740,023	9,566,580	10,740,023	0.63%	B/N
Edmentum, Inc.	Second Lien Term Loan	Fixed	—	7.00% PIK	7.00%	12/8/2021	$8,281,653	8,281,653	8,281,661	0.49%	B/N
Edmentum Ultimate Holdings, LLC	Jr PIK Notes	Fixed	—	10.00% PIK	10.00%	6/9/2020	$17,609,276	17,536,516	17,609,276	1.04%	B/N
Edmentum Ultimate Holdings, LLC	Sr PIK Notes	Fixed	—	8.50% PIK	8.50%	6/9/2020	$3,675,888	3,675,888	3,675,888	0.22%	B/N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$—	(30,874)	(38,827)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.95%	7/1/2023	$22,934,229	22,203,944	22,062,728	1.30%	N
								66,469,680	67,566,727	3.99%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/1/2020	$40,834,419	40,834,418	40,834,419	2.41%	E/F/N/O
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	10.05%	10/1/2026	$27,105,263	26,845,399	26,788,945	1.58%	G
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.45%	4/12/2025	$38,000,000	38,000,000	37,604,800	2.22%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$18,979,469	18,625,118	18,629,867	1.10%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.00%	7.00%	9.11%	6/15/2025	$824,958	810,028	809,366	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.90%	7/20/2022	$2,333,333	2,299,659	2,335,900	0.14%	N
								127,414,622	127,003,297	7.50%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Diversified Telecommunication Services
American Broadband Holding Company	First Lien Term Loan	LIBOR(M)	1.25%	7.25%	9.05%	10/25/2022	$15,395,873	$15,151,000	$15,796,166	0.93%	N
ECI Macola/Max Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.94%	9/29/2025	$24,840,563	24,660,905	24,571,540	1.45%
Securus Technologies, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.05%	11/1/2025	$25,846,154	25,648,456	12,509,538	0.74%
TPC Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2023	$799,588	787,670	796,310	0.05%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.94%	5/15/2020	$525,686	519,722	522,453	0.03%	N
TPC Intermediate Holdings, LLC	First Lien Incremental Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	7.94%	10/31/2020	$—	—	(16,811)	—	K/N
Telarix, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$7,443,750	7,348,457	7,349,959	0.43%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.80%	11/19/2023	$178,571	174,365	174,071	0.01%	N
								74,290,575	61,703,226	3.64%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	10.00%	10.00%	5/26/2020	$1,773,807	1,773,807	1,207,785	0.07%	F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	0.00%	5/26/2020	$6,578,877	6,578,877	3,289,438	0.19%	C/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0.00%	5/26/2020	$8,668,850	8,668,850	2,208,823	0.13%	C/F/H/N
Utilidata, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	9.88%	11.81%	7/1/2020	$1,033,398	1,024,722	942,562	0.06%	L/N
								18,046,256	7,648,608	0.45%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$497,143	490,068	497,143	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(M)	—	8.25%	9.75%	5/22/2023	$16,237,115	16,003,295	16,237,115	0.96%	N
								16,493,363	16,734,258	0.99%
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Term Loan (4.0% Exit Fee)	LIBOR(Q)	—	8.50%	10.44%	12/31/2020	$4,167,831	4,147,728	3,999,033	0.24%	L/N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	11.44%	13.38%	12/31/2020	$2,276,123	2,204,998	2,226,731	0.13%	L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	2.00%	8.81%	10.81%	6/14/2022	$23,614,465	23,255,646	23,371,236	1.38%	N
								29,608,372	29,597,000	1.75%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$8,502,033	8,351,441	8,483,328	0.50%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(M)	—	7.25%	9.14%	3/14/2024	$—	(10,223)	(1,336)	—	K/N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$264,285	261,418	262,347	0.02%	N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$1,239,799	1,229,504	1,234,344	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	9.44%	6/26/2022	$6,432,648	6,389,679	6,404,344	0.38%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$20,250,000	19,961,722	19,942,200	1.18%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	8.00%	7/23/2024	$—	(30,795)	(34,200)	—	K/N
								36,152,746	36,291,027	2.15%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	2.80% Cash + 8.45% PIK	13.25%	1/26/2022	$24,564,304	$24,250,372	$22,591,790	1.33%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$5,678,264	5,678,264	5,735,615	0.34%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$13,583,579	13,524,243	13,720,773	0.81%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	8.20%	12/20/2021	$—	(2,686)	—	—	K/N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50% Cash + 2.00% PIK	10.44%	3/31/2022	$2,395,992	2,373,398	2,443,913	0.14%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50% Cash + 2.00% PIK	10.44%	3/31/2022	$142,889	141,895	145,747	0.01%	N
VSS-Southern Holdings, LLC (Southern Theatres)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50%	8.44%	3/31/2022	$550,909	550,909	561,927	0.03%	N
VSS-Southern Holdings, LLC (Southern Theatres)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50% Cash + 2.00% PIK	10.44%	3/31/2022	$—	(6,733)	—	—	K/N
								46,509,662	45,199,765	2.66%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$4,537,500	4,461,178	4,479,420	0.26%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.05%	10/31/2024	$—	(6,724)	(5,333)	—	K/N
Higginbotham Insurance Agency, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.30%	12/19/2025	$28,000,000	27,801,191	27,860,000	1.64%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$5,318,571	5,296,361	5,295,702	0.31%	N
IAS Investco, Inc.	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$1,714,286	1,708,138	1,706,914	0.10%	N
IAS Investco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$6,020,424	6,002,687	5,994,536	0.35%	N
IAS Investco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	7.30%	1/24/2021	$3,934,469	3,918,004	3,917,550	0.23%	N
								49,180,835	49,248,789	2.89%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	—	6.76%	8.56%	5/20/2025	$13,960,362	13,698,968	13,635,085	0.79%	N

Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$16,648,997	16,321,473	16,345,985	0.96%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	—	7.00%	8.91%	11/1/2025	$—	(35,084)	(32,829)	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	—	5.63% Cash + 2.50% PIK	9.94%	10/1/2022	$52,127,502	51,828,896	51,270,531	3.03%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(Q)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,522,676	28,464,800	1.68%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(Q)	—	7.25%	9.19%	10/1/2022	$33,750,000	33,445,277	33,237,000	1.96%	L/N
InMobi, Inc. (Singapore)	First Lien Term Loan	LIBOR(Q)	1.37%	8.13%	10.06%	9/30/2021	$30,906,865	30,717,380	30,545,254	1.80%	H/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	9.71%	4/2/2027	$9,903,019	9,708,757	9,878,261	0.58%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR (M)	—	8.55%	8.55%	10/1/2022	€7,500,000	7,856,974	7,952,439	0.47%	D/H/L/N
								177,366,349	177,661,441	10.48%
IT Services
Apptio, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$11,812,993	11,598,319	11,567,282	0.68%	N
Apptio, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	8.96%	1/10/2025	$—	(12,904)	(16,000)	—	K/N
Donuts Inc.	First Lien Revolver	LIBOR(M)	1.00%	6.25%	8.15%	9/17/2023	$373,849	350,320	364,746	0.02%	N
Donuts Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.19%	9/17/2023	$10,910,690	10,653,623	10,814,676	0.64%	N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	9.49%	10/11/2026	$16,280,678	16,166,395	15,715,983	0.93%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$4,996,644	4,913,115	4,990,148	0.29%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$2,726,918	2,692,315	2,723,373	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$16,397,517	16,210,453	16,376,200	0.97%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	9.05%	7/31/2022	$—	(14,579)	(1,827)	—	K/N
								62,557,057	62,534,581	3.69%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes

Debt Investments (continued)
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	7.76%	6/15/2024	$55,556	$54,693	$53,556	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$111,111	108,557	105,111	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	6/15/2024	$1,504,611	1,480,597	1,450,445	0.09%	N
Machine Zone, Inc.	First Lien Term Loan (10.0% Exit Fee)	LIBOR(M)	—	13.50%	15.20%	2/1/2021	$5,672,712	5,637,816	5,588,188	0.33%	L/N
								7,281,663	7,197,300	0.43%
Media
Bisnow, LLC	First Lien Revolver	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$—	(10,270)	—	—	K/N
Bisnow, LLC	First Lien Term Loan	LIBOR(Q)	—	7.50%	9.63%	9/21/2022	$10,557,386	10,446,491	10,628,121	0.63%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(7,100)	(5,736)	—	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$—	(19,127)	(19,255)	—	K/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$7,131,905	7,016,707	7,042,043	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.04%	10/3/2022	$20,884,731	20,616,273	20,621,583	1.22%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	8.80%	10/19/2026	$25,000,000	24,753,355	22,687,500	1.34%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,528,197	12,709,103	0.75%	L/N
								75,324,526	73,663,359	4.36%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(M)	—	6.50%	8.35%	12/13/2022	$4,943,976	4,909,287	4,845,097	0.29%

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.88%	4/13/2021	$1,635,903	1,635,902	1,635,903	0.10%	B/N

Pharmaceuticals
Cambrex Corporation	Second Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.70%	12/6/2027	$15,441,176	15,133,798	15,363,971	0.91%	N
P&L Development, LLC	First Lien Term Loan	LIBOR(Q)	2.00%	7.50%	9.50%	6/28/2024	$8,645,000	8,447,637	8,601,775	0.51%	G/N
								23,581,435	23,965,746	1.42%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$20,772,306	20,522,294	20,851,241	1.23%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.93%	9/20/2022	$—	(16,489)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	9.69%	6/1/2025	$7,611,914	7,551,528	7,155,199	0.42%	G/N
Discoverorg, LLC	Second Lien Term Loan	LIBOR(M)	—	8.50%	10.19%	2/1/2027	$15,000,000	14,795,054	15,075,000	0.89%	G
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$—	(45,365)	(40,404)	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.80%	6/13/2025	$16,927,201	16,566,086	16,617,434	0.98%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$—	(7,699)	(11,385)	—	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.29%	9/12/2024	$9,482,016	9,315,912	9,262,034	0.55%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	10.44%	3/5/2026	$5,820,856	5,658,368	5,588,022	0.33%	N
STG-Fairway Acquisitions, Inc.(First Advantage)	Second Lien Term Loan	LIBOR(M)	1.00%	9.25%	11.05%	6/30/2023	$31,000,000	30,701,658	31,000,000	1.83%	N
								105,041,347	105,497,141	6.23%
Real Estate Management and Development
Florida East Coast Industries, LLC	First Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$2,321,694	2,289,777	2,310,086	0.14%	N
Florida East Coast Industries, LLC	First Lien Incremental Lien Term Loan B	LIBOR(M)	—	6.75%	8.51%	12/13/2021	$876,520	869,946	872,138	0.05%	N
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$4,444,444	4,371,064	4,371,111	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	8.00%	12/5/2023	$—	(4,371)	(4,583)	—	K/N
								7,526,416	7,548,752	0.45%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.25%	10.04%	5/15/2027	$19,382,324	19,008,604	18,796,978	1.11%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$1,594,315	$1,547,623	$1,537,877	0.09%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$23,383,293	23,292,776	22,969,408	1.36%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	7.55%	2/28/2024	$159,432	143,495	140,619	0.01%	N
JAMF Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$3,606,829	3,563,940	3,606,829	0.21%	N
JAMF Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.91%	11/13/2022	$14,160,797	13,978,598	14,160,797	0.84%	N
JAMF Holdings, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.80%	11/13/2022	$—	(14,355)	—	—	K/N
Marketlive, LLC (Kibo)	First Lien Term Loan	LIBOR(Q)	—	8.00%	9.91%	12/18/2020	$5,076,516	4,988,719	4,989,707	0.29%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	8.60%	5/3/2025	$224,401	193,557	190,964	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash+1.00% PIK	8.72%	5/3/2025	$14,362,948	14,098,242	14,084,307	0.82%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	8.30%	5/3/2025	$689,257	667,641	665,857	0.04%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$13,081,645	12,846,264	12,860,565	0.76%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$14,557,807	14,269,367	14,311,780	0.84%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.50%	8.50%	4/17/2024	$1,744,219	1,668,977	1,670,526	0.10%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	10.22%	8/9/2024	$14,007,952	13,649,539	13,665,177	0.81%	N
								104,894,383	104,854,413	6.18%
Specialty Retail
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	10.54%	9/12/2022	$6,410,930	6,314,032	6,404,519	0.38%	N

Technology Hardware, Storage and Peripherals
Pulse Secure, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$—	(9,446)	(3,893)	—	K/N
Pulse Secure, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.71%	5/1/2022	$11,142,879	11,057,992	11,110,565	0.66%	N
TierPoint, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.05%	5/5/2025	$2,880,000	2,854,404	2,558,405	0.15%
								13,902,950	13,665,077	0.81%
Textiles, Apparel and Luxury Goods
ABG Intermediate Holdings 2, LLC (Authentic Brands)	Second Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.55%	9/29/2025	$11,967,243	11,888,882	11,987,228	0.71%
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	9.50%	12/28/2023	$23,528,829	23,383,523	23,507,653	1.39%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	12.00%	10/12/2023	$10,793,402	10,549,564	10,793,402	0.64%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.91%	10/12/2023	$39,823,155	38,936,624	39,624,039	2.34%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	6.75%	8.75%	7/16/2025	$27,664,640	27,395,096	27,410,125	1.62%	N
								112,153,689	113,322,447	6.70%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.93%	4/17/2024	$24,826,865	24,672,974	25,571,671	1.51%	N
Home Partners of America, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$—	—	—	—	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	8.05%	10/13/2022	$2,857,143	2,826,874	2,857,145	0.17%	N
								27,499,848	28,428,816	1.68%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(M)	1.50%	7.00%	8.90%	8/2/2023	$26,315,789	26,067,931	26,202,632	1.55%	N

Total Debt Investments								1,564,445,871	1,535,193,938	90.60%

Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock						1,842	855,313	6,333,559	0.38%	C/N
United N659UA-767, LLC (N659UA)	Trust Beneficial Interests						683	2,165,433	2,300,366	0.14%	E/F/N
United N661UA-767, LLC (N661UA)	Trust Beneficial Interests						688	2,225,361	2,347,314	0.14%	E/F/N
								5,246,107	10,981,239	0.66%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Chemicals
AGY Holding Corp.	Common Stock		1,333,527	$—	$—	—	B/C/E/N
KAGY Holding Company, Inc.	Series A Preferred Stock		9,778	1,091,200	—	—	B/C/E/N
				1,091,200	—	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	3,523	—	C/D/H/N

Diversified Consumer Services
Edmentum Ultimate Holdings, LLC	Class A Common Units		159,515	680,226	1,433,968	0.08%	B/C/E/N
Edmentum Ultimate Holdings, LLC	Warrants to Purchase Class A Units	2/23/2028	788,112	1	7,084,470	0.42%	B/C/E/N
				680,227	8,518,438	0.50%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	31,682,859	1.87%	E/F/N/O
Conventional Lending TCP Holdings, LLC	Membership Units		14,269,948	14,269,948	14,269,948	0.84%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,772,812	1,772,812	2,384,330	0.14%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		18,039,482	18,039,482	18,764,975	1.11%	E/I/N
				56,281,658	67,102,112	3.96%
Diversified Telecommunication Services
V Telecom Investment S.C.A. (Vivacom) (Luxembourg)	Common Shares		1,393	3,236,256	95,280	0.01%	C/D/E/H/N

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	C/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	C/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	C/E/F/H/N
Utilidata, Inc.	Warrants to Purchase Preferred Stock	12/22/2022	719,998	216,336	29,070	—	C/E/N
				10,445,018	29,070	—
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	C/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	400,000	248,555	113,280	0.01%	C/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,048,000	505,450	579,992	0.03%	C/E/N
				754,005	693,272	0.04%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	6/28/2021	62,247	$511,349	$509,086	0.03%	C/E/N
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	271,044	0.02%	C/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	1,687,500	297,361	347,063	0.02%	C/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	180,797	0.01%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	396,397	0.02%	C/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	335,614	0.02%	C/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	205,018	0.01%	C/D/E/H/N
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,600,000	0.27%	C/E/N
				2,258,677	6,845,019	0.40%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	47,518	—	C/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	526,350	0.03%	C/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	6,925,847	0.41%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	391,407	0.02%	B/C/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	395,290	0.02%	B/C/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	64,803	—	C/E/N
Shop Holding, LLC (Connexity)	Class A Units		507,167	480,049	—	—	C/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	C/E/H/N
				3,791,301	7,822,490	0.45%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	2,476,881	0.15%	B/C/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	1,167,641	0.07%	C/E/F/N
Findly Talent, LLC	Membership Units		708,229	230,938	123,939	0.01%	C/E/N
STG-Fairway Holdings, LLC (First Advantage)	Class A Units		803,961	325,432	5,380,520	0.32%	C/E/N
				27,267,418	6,672,100	0.40%
Semiconductors and Semiconductor Equipment
Adesto Technologies Corporation	Warrants to Purchase Common Stock	5/8/2024	436,320	846,724	667,570	0.04%	C/E/N
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	838,607	0.05%	C/E/N
				1,451,990	1,506,177	0.09%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2019

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	$188,770	$469,687	0.03%	C/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,842	523,801	0.03%	C/E/N
				766,612	993,488	0.06%

Total Equity Securities - 14.7% of Net Assets				124,831,136	114,312,957	6.75%

Total Investments - 212.5% of Net Assets				$1,689,277,077	$1,649,506,895

Cash and Cash Equivalents
Cash Held on Account at Various Institutions					44,848,539	2.65%
Cash and Cash Equivalents					44,848,539	2.65%

Total Cash and Investments - 218.3% of Net Assets					$1,694,355,434	100.00%	M

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

BlackRock TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$141,433,940	$170,292,622	$168,673,628
Companies 5% to 25% owned	2,533,862	2,750,461	2,713,602
Companies more than 25% owned	6,378,826	5,034,138	3,645,312
PIK income:
Companies less than 5% owned	7,554,503	10,108,553	9,128,512
Companies 5% to 25% owned	3,757,086	3,398,235	4,337,080
Companies more than 25% owned	—	—	649,680
Dividend income:
Companies more than 25% owned	2,473,865	2,392,274	750,714
Lease income:
Companies more than 25% owned	38,136	297,827	297,827
Other income:
Companies less than 5% owned	4,660,979	891,805	5,473
Companies 5% to 25% owned	3,272,529	—	297,356
Total investment income	172,103,726	195,165,915	190,499,184

Operating expenses
Interest and other debt expenses	41,237,035	46,398,795	40,468,761
Management and advisory fees	23,806,418	24,860,910	24,179,376
Incentive fee	15,314,201	20,307,759	23,346,164
Administrative expenses	2,159,788	2,338,624	2,393,582
Legal fees, professional fees and due diligence expenses	1,841,097	1,756,480	2,307,196
Director fees	857,789	781,933	794,278
Insurance expense	700,321	591,728	468,184
Custody fees	413,533	410,852	377,611
Other operating expenses	2,551,562	2,860,741	2,686,677
Total operating expenses	88,881,744	100,307,822	97,021,829

Net investment income before taxes	83,221,982	94,858,093	93,477,355

Excise tax expense	—	—	92,700
Net investment income	83,221,982	94,858,093	93,384,655

Realized and unrealized gain (loss)
Net realized gain (loss):
Investments in companies less than 5% owned	618,133	(56,955,163)	856,650
Investments in companies 5% to 25% owned	(6,260,913)	(19,671,886)	(29,704,298)
Investments in companies more than 25% owned	129,950	—	—
Net realized loss	(5,512,830)	(76,627,049)	(28,847,648)

Change in net unrealized appreciation/depreciation	(3,897,751)	12,349,745	(19,061,125)
Net realized and unrealized loss	(9,410,581)	(64,277,304)	(47,908,773)

Realized loss on extinguishment of debt	(2,436,913)	—	—

Net increase in net assets from operations	$71,374,488	$30,580,789	$45,475,882

Basic and diluted earnings per share	$1.23	$0.52	$0.77

Basic and diluted weighted average common shares outstanding	57,991,233	58,766,362	58,815,216

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2017	58,847,256	$58,847	$1,038,855,948	$(168,186,669)	$870,728,126

Issuance of common stock from dividend reinvestment plan	767	—	10,693	—	10,693
Repurchase of common stock	(73,416)	(72)	(1,046,403)	—	(1,046,475)
Net investment income	—	—	—	93,384,655	93,384,655
Net realized and unrealized loss	—	—	—	(47,908,773)	(47,908,773)
Dividends paid to common shareholders	—	—	—	(84,693,499)	(84,693,499)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(37,747,055)	37,747,055	—
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)	$830,474,727

Issuance of common stock from dividend reinvestment plan	819	—	11,453	—	11,453
Repurchase of common stock	(9,000)	(9)	(125,670)	—	(125,679)
Net investment income	—	—	—	94,858,093	94,858,093
Net realized and unrealized loss	—	—	—	(64,277,304)	(64,277,304)
Dividends paid to common shareholders	—	—	—	(84,622,904)	(84,622,904)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(2,579,604)	2,579,604	—
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386

Issuance of common stock from dividend reinvestment plan	838	1	6,252	—	6,253
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—	(6,100,190)
Net investment income	—	—	—	83,221,982	83,221,982
Net realized and unrealized loss	—	—	—	(9,410,581)	(9,410,581)
Dividends paid to common shareholders	—	—	—	(76,612,359)	(76,612,359)
Loss on extinguishment of debt				(2,436,913)	(2,436,913)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(11,313,222)	11,313,222	—
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)	$764,986,578

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net increase in net assets resulting from operations	$71,374,488	$30,580,789	$45,475,882
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss	5,512,830	76,627,049	28,847,648
Realized loss on extinguishment of debt	2,436,913	—	—
Change in net unrealized appreciation/depreciation of investments	3,432,807	(12,492,073)	19,034,390
Net amortization of investment discounts and premiums	(9,572,245)	(12,706,060)	(10,032,111)
Amortization of original issue discount on debt	1,228,151	1,355,080	1,183,036
Interest and dividend income paid in kind	(11,311,589)	(13,785,524)	(14,115,272)
Amortization of deferred debt issuance costs	3,504,578	3,640,812	3,856,735
Changes in assets and liabilities:
Purchases of investment securities	(448,841,511)	(686,238,590)	(619,887,200)
Proceeds from sales, maturities and pay downs of investments	480,719,625	596,374,086	512,795,715
Decrease (increase) in accrued interest income - companies less than 5% owned	1,379,670	3,961,499	(2,365,743)
Decrease in accrued interest income - companies 5% to 25% owned	664,797	12,892	139,927
Decrease (increase) in accrued interest income - companies more than 25% owned	292,110	(181,712)	(107,150)
Decrease (increase) in receivable for investments sold	1,037,930	(1,316,667)	431,483
Decrease (increase) in prepaid expenses and other assets	1,431,168	4,772,120	(2,596,439)
Increase (decrease) in payable for investments purchased	20,217,902	12,148,687	(15,565,873)
Increase (decrease) in incentive compensation payable	267,123	(1,086,675)	(142,789)
Increase (decrease) in interest payable	(951,036)	2,089,249	976,335
Increase (decrease) in payable to the Advisor	(246,895)	365,279	425,669
Increase in management and advisory fees payable	324,272	181,731	5,247,344
Increase (decrease) in accrued expenses and other liabilities	(575,411)	391,382	27,868
Net cash provided by (used in) operating activities	122,325,677	4,693,354	(46,370,545)

Financing activities
Draws on credit facilities	504,025,619	724,497,620	476,953,697
Repayments of credit facility draws	(613,991,654)	(712,000,000)	(399,953,697)
Payments of debt issuance costs	(4,120,805)	(5,178,707)	(3,605,009)
Dividends paid to common shareholders	(76,612,359)	(84,622,904)	(84,693,499)
Repurchase of common shares	(6,100,190)	(125,679)	(1,046,475)
Repayment of convertible notes	—	(108,000,000)	—
Proceeds from issuance of unsecured notes	49,625,500	197,653,000	—
Proceeds from shares issued in connection with dividend reinvestment plan	6,253	11,453	10,693
Net cash provided by (used in) financing activities	(147,167,636)	12,234,783	(12,334,290)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(24,841,959)	16,928,137	(58,704,835)
Cash and cash equivalents (including restricted cash) at beginning of year	44,848,539	27,920,402	86,625,237
Cash and cash equivalents (including restricted cash) at end of year	$20,006,580	$44,848,539	$27,920,402

Supplemental cash flow information
Interest payments	$36,211,671	$38,216,149	$33,454,234
Excise tax payments	$—	$—	$86,106

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements

December 31, 2020

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

Series H of SVOF/MM, LLC serves as the administrator of the Company (the “Administrator”). The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly owned subsidiary of BlackRock, Inc., with the Advisor as the surviving entity.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

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

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$3,175,236
2	Other direct and indirect observable market inputs *	67,243,763	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,281,636,688	95,923,481	179,525,253
3	Advisor valuations with significant unobservable inputs	—	—	2,060,061
Total		$1,348,880,451	$95,923,481	$184,760,550
______________
*    For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (continued)
Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,128,076,031	Income approach	Discount rate	5.2% - 18.0% (9.3%)
	104,635,137	Market quotations	Indicative bid/ask quotes	1 (1)
	32,822,501	Market comparable companies	Revenue multiples	1.4x - 4.5x (3.1x)
	16,103,019	Market comparable companies	EBITDA multiples	6.0x - 6.9x (6.8x)
Other Corporate Debt	53,957,531	Income approach	Discount rate	7.1% - 18.0% (10.3%)
	40,834,419	Market comparable companies	Book value multiples	1.5x (1.5x)
	1,131,531	Market comparable companies	Revenue multiples	4.3x (4.3x)
Equity	8,117,073	Income approach	Discount rate	9.5% - 18.0% (9.5%)
	72,336,690	Market quotations	Indicative bid/ask quotes	1 (1)
	14,332,807	Option Pricing Model	EBITDA/Revenue multiples	6.4x (6.4x)
			Implied volatility	35.0% - 70.0% (49.5%)
			Term	1.5 years - 3.5 years (2.3 years)
	1,316,936	Market comparable companies	Revenue multiples	0.7x - 4.3x (1.0x)
	33,010,028	Market comparable companies	EBITDA multiples	6.0x - 9.8x (7.0x)
	33,135,000	Market comparable companies	Book value multiples	1.5x (1.5x)
	19,336,780	Other *	N/A	N/A
$1,559,145,483
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (continued)
Changes in investments categorized as Level 3 during the years ended December 31, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829
Net realized and unrealized gains (losses)	(25,686,688)	(9,495,018)	20,750,174
Acquisitions *	366,816,234	19,455,896	73,824,026
Dispositions	(427,508,565)	—	(26,050,288)
Transfers into Level 3 †	71,280,582	—	—
Transfers out of Level 3 ‡	(15,756,974)	—	—
Reclassifications within Level 3 §	—	—	(993,488)
Ending balance	$1,281,636,688	$95,923,481	$179,525,253

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(18,564,796)	$(5,786,591)	$19,202,657
______________
*    Includes payments received in kind and accretion of original issue and market discounts

†    Comprised of four investments that were transferred from Level 2 due to reduced trading volumes

‡    Comprised of two investments that were transferred to Level 2 due to increased observable market activity

§    Comprised of two investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,318,128
Net realized and unrealized gains (losses)	—	—	248,262
Dispositions	—	—	(1,499,817)
Reclassifications within Level 3 *	—	—	993,488
Ending balance	$—	$—	$2,060,061

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,032,336)
______________
*    Comprised of two investments that were reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

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

December 31, 2020

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

December 31, 2020

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with brokerage firms and the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at December 31, 2020 or December 31, 2019.

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.6% and 0.5% of total investments at December 31, 2020 and December 31, 2019, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2020 and December 31, 2019 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

December 31, 2020

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

During the years ended December 31, 2020 and December 31, 2019, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. The income or loss of the Operating Company, TCPC Funding I, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, the Operating Company, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (continued)
December 31, 2020 and December 31, 2019, the following permanent differences, primarily attributable to the application of certain income amounts against our capital loss carryforwards, were reclassified as follows:

	December 31, 2020	December 31, 2019
Paid-in capital	$(11,313,222)	$(2,579,604)
Accumulated earnings	11,313,222	2,579,604

The tax character of distributions paid was as follows:

	December 31, 2020	December 31, 2019
Ordinary income	$65,299,137	$82,136,286
Tax return of capital	11,313,222	2,486,618
	$76,612,359	$84,622,904

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company at December 31, 2020, December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Undistributed ordinary income	$—	$—	$1,496,914
Non-expiring capital loss carryforwards *	(171,300,137)	(177,144,745)	(127,718,766)
Net unrealized gains (losses) †	(43,744,254)	(43,974,997)	(43,435,379)
Total accumulated earnings (losses)	$(215,044,391)	$(221,119,742)	$(169,657,231)
______________
*    Amount available to offset future realized capital gains.
†    The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of gains and losses on certain investment transactions and will reverse in subsequent periods.

During the year ended December 31, 2020, the Company utilized $5,844,608 of its capital loss carryforward.

As of December 31, 2020 and December 31, 2019, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2020	December 31, 2019
Tax basis of investments	$1,671,848,321	$1,692,429,288

Unrealized appreciation	$76,459,937	$54,380,159
Unrealized depreciation	(118,743,776)	(97,302,552)
Net unrealized depreciation	$(42,283,839)	$(42,922,393)

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

2. Summary of Significant Accounting Policies — (continued)
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

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules are effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The implementation of the Final Rules by the Company is not expected to have a material impact on its consolidated financial statements and related disclosures.

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the year ended December 31, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

3. Management Fees, Incentive Compensation and Other Expenses — (continued)

(the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the total return hurdle in such quarter. As of December 31, 2020, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the year included $1.9 million, or 3/6 of the First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2020 and December 31, 2019, no such reserve was accrued.

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

Total leverage outstanding and available at December 31, 2020 was as follows:

	Maturity	Rate		Carrying Value *	Available	Total Capacity
Operating Facility	2024	L+2.00%	†	$120,454,270	$179,545,730	$300,000,000	‡
Funding Facility II	2025	L+2.00%	§	36,000,000	164,000,000	200,000,000	**
SBA Debentures	2024−2029	2.63%	††	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,219,797	—	139,219,797
2022 Notes ($175 million par)	2022	4.125%		174,778,395	—	174,778,395
2024 Notes ($250 million par)	2024	3.900%		247,871,909	—	247,871,909
Total leverage				856,324,371	$355,545,730	$1,211,870,101
Unamortized issuance costs				(6,308,172)
Debt, net of unamortized issuance costs				$850,016,199

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

4. Leverage — (continued)

______________
*    Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
†    As of December 31, 2020, $9.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
‡    Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
§    Subject to certain funding requirements
**    Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
††    Weighted-average interest rate, excluding fees of 0.35% or 0.36%

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
‡    Subject to certain funding requirements
§    Weighted-average interest rate, excluding fees of 0.35% or 0.36%

The combined weighted-average interest rates on total leverage outstanding at December 31, 2020 and December 31, 2019 were 3.54% and 3.84%, respectively.

Total expenses related to debt included the following:

	Year Ended December 31,
	2020	2019	2018
Interest expense	$36,488,786	$41,660,478	$35,613,605
Amortization of deferred debt issuance costs	3,504,578	3,640,812	3,856,735
Commitment fees	1,243,671	1,097,505	998,421
Total	$41,237,035	$46,398,795	$40,468,761

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

4. Leverage — (continued)

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2020, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $142.6 million, $180.4 million and $261.4 million, respectively. As of December 31, 2019, the estimated fair values of the Operating Facility, Funding Facility I and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $144.0 million, $181.6 million and $205.0 million, respectively. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes and 2024 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II, the convertible notes, the 2022 Notes, the 2024 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At December 31, 2020, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

4. Leverage — (continued)

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of December 31, 2020 and December 31, 2019, the components of the carrying values of the 2022 Convertible Notes were as follows:

	December 31, 2020	December 31, 2019
Principal amount of debt	$140,000,000	$140,000,000
Original issue discount, net of accretion	(780,203)	(1,415,687)
Carrying value of debt	$139,219,797	$138,584,313

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense for the convertible notes were as follows:

	Year Ended December 31,
	2020		2019		2018
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	N/A	$6,475,000	$5,433,750	$6,475,000	$5,670,000	$6,475,000
Amortization of original issue discount	N/A	635,485	497,813	604,127	490,145	574,316
Total interest expense	N/A	$7,110,485	$5,931,563	$7,079,127	$6,160,145	$7,049,316

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the year ended December 31, 2019 and December 31, 2018. The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

4. Leverage — (continued)

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually, and all principal is due upon maturity. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and the 2022 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

As of December 31, 2020 and December 31, 2019, the components of the carrying value of the 2022 Notes and 2024 Notes were as follows:

	December 31, 2020		December 31, 2019
	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Principal amount of debt	$175,000,000	$250,000,000	$175,000,000	$200,000,000
Original issue discount, net of accretion	(221,605)	(2,182,091)	(350,434)	(2,217,428)
Carrying value of debt	$174,778,395	$247,817,909	$174,649,566	$197,782,572

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense for the 2022 Notes and 2024 Notes were as follows:

	Year Ended December 31,
	2020		2019		2018
	2022 Notes	2024 Notes	2022 Notes	2024 Notes	2022 Notes	2024 Notes
Stated interest expense	$7,218,750	$8,282,083	$7,218,750	$2,269,583	$7,218,750	N/A
Amortization of original issue discount	128,829	463,837	123,569	129,572	118,574	N/A
Total interest expense	$7,347,579	$8,745,920	$7,342,319	$2,399,155	$7,337,324	N/A

Operating Facility

The Operating Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. During the second quarter of 2020, the Operating Facility was amended to extend the maturity date to May 6, 2024 and to increase its capacity from $270.0 million to $300.0 million, subject to consent from the applicable lenders and other customary conditions. On July 31, 2020, the Operating Facility was further amended to include a $100 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding, TCPC Funding II and the SBIC, are included in the collateral for the facility.

Borrowings under the Operating Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the Operating Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility, if applicable. The Operating Facility may be terminated, and any outstanding amounts thereunder may

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

4. Leverage — (continued)

become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2020, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of December 31, 2020, TCPC Funding II was in full compliance with such covenants.

SBA Debentures

As of December 31, 2020, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2020, SVCP had committed $79.0 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2020 and December 31, 2019 were as follows:

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

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
_____________
*    Weighted-average interest rate

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

SVCP, TCPC Funding, TCPC Funding II and the SBIC conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2020 and December 31, 2019 as follows:

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	December 31, 2020	December 31, 2019
2-10 Holdco, Inc.	10/31/2024	$416,667	$416,667
Acquia Inc.	11/1/2025	1,803,792	1,803,792
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Apptio, Inc.	1/10/2025	N/A	769,231
Auto Trakk SPV, LLC	12/21/2021	3,193,208	3,193,208
Bisnow, LLC	9/21/2022	N/A	1,200,000
Blue Star Sports Holdings, Inc.	6/15/2024	N/A	55,556
CAREATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	797,158	2,497,761
Donuts Inc.	9/17/2023	N/A	660,634
Dude Solutions Holdings, Inc.	6/13/2025	2,207,896	2,207,896
Edmentum, Inc.	12/9/2021	N/A	205,642
Home Partners of America, Inc.	10/13/2022	N/A	2,142,857
iCIMS, Inc.	9/12/2024	N/A	490,735
IT Parent, LLC (Insurance Technologies)	10/1/2026	125,000	N/A
JAMF Holdings, Inc.	11/13/2022	N/A	1,214,052
Kellermeyer Bergensons Services, LLC	11/7/2026	1,588,235	3,464,052
Khoros LLC (Lithium)	10/3/2022	1,322,243	1,983,364
Olaplex, Inc.	1/8/2025	1,340,000	N/A
Patient Point Network Solutions, LLC	6/26/2022	528,187	176,190
Pegasus Business Intelligence, LP (Onyx Centersource)	12/20/2021	N/A	671,356
Pulse Secure, LLC	8/22/2025	N/A	1,342,516
ResearchGate GmBH	10/1/2022	8,286,000	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/3/2025	2,243,838	2,016,078
RigUp, Inc.	3/1/2024	9,666,667	N/A
Sandata Technologies, LLC	7/23/2024	2,250,000	2,250,000
Snow Software AB	4/17/2024	3,052,384	2,616,329
Sonny’s Enterprises, LLC	8/5/2026	9,208,057	N/A
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	N/A
Team Software, Inc.	9/17/2023	2,457,847	2,282,287
Telarix, Inc.	11/19/2023	357,143	178,571
Thras.io, LLC	12/18/2026	9,939,759	N/A
TPC Intermediate Holdings, LLC	5/15/2020	N/A	4,363,137
Unanet, Inc.	5/31/2024	2,525,510	4,974,490
VSS-Southern Holdings, LLC	3/31/2022	N/A	1,027,397
Xactly Corporation	7/31/2022	854,898	1,405,501
Total Unfunded Balances		$68,821,288	$57,296,072

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

6. Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2020 and December 31, 2019, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2020 and December 31, 2019, amounts reimbursable to the Advisor totaled $1.3 million and $1.6 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2020, 2019 and 2018, expenses allocated pursuant to the Administration Agreement totaled $2.2 million, $2.3 million and $2.4 million, respectively.

7. Stockholders’ Equity and Dividends

The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the years ended December 31, 2020 and 2019:

	2020	2019
Shares Issued	838	819
Average Price Per Share	$7.46	$13.98
Proceeds	$6,253	$11,453

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the years ended December 31, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
November 2, 2020	December 17, 2020	December 31, 2020	Regular	0.30	17,330,179
				$1.32	$76,612,359

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2019:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2019	March 15, 2019	March 29, 2019	Regular	$0.36	$21,155,619
May 8, 2019	June 14, 2019	June 28, 2019	Regular	0.36	21,155,688
August 8, 2019	September 16, 2019	September 30, 2019	Regular	0.36	21,155,760
November 6, 2019	December 17, 2019	December 31, 2019	Regular	0.36	$21,155,837
				$1.44	$84,622,904

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

7. Stockholders’ Equity and Dividends — (continued)
On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 29, 2020, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2020 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the years ended December 31, 2020:

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
______________
*    Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$71,374,488	$30,580,789	$45,475,882
Weighted average shares outstanding	57,991,233	58,766,362	58,815,216
Earnings per share	$1.23	$0.52	$0.77

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

9. Subsequent Events

On February 9, 2021, the Company issued $175.0 million in aggregate principal amount of 2.850% senior unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes bear interest at a rate of 2.850% per year, payable semiannually, and will mature on February 9, 2026.

On February 24, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 25, 2021, the Company’s board of directors declared a first quarter dividend of $0.30 per share payable on March 31, 2021 to stockholders of record as of the close of business on March 17, 2021.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

10. Financial Highlights

The financial highlights below show the Company's results of operations for each of the five years ended December 31, 2020, as applicable.

	Year Ended December 31,
	2020		2019		2018		2017	2016
Per Common Share
Per share NAV at beginning of year	$13.21		$14.13		$14.80		$14.91	$14.78

Investment operations:
Net investment income before income taxes	1.43		1.61		1.59		1.99	1.88
Excise taxes	—		—		—		—	(0.01)
Net investment income	1.43		1.61		1.59		1.99	1.87
Net realized and unrealized losses	(0.16)		(1.09)		(0.82)		(0.40)	—
Incentive allocation reserve and distributions	N/A	*	N/A	*	N/A	*	(0.4)	(0.37)
Total from investment operations	1.27		0.52		0.77		1.19	1.50

Issuance of common stock	—		—		—		0.14	0.01
Repurchase of common stock	0.12		—		—		—	—
Issuance of convertible debt	—		—		—		—	0.06
Loss on extinguishment of debt	(0.04)		—		—		—	—

Ordinary income dividends	(1.13)		(1.40)		(1.44)		(1.44)	(1.44)
Tax basis returns of capital	(0.19)		(0.04)		—		—	—
Total dividends to common shareholders	(1.32)		(1.44)		(1.44)		(1.44)	(1.44)

Per share NAV at end of year	$13.24		$13.21		$14.13		$14.80	$14.91

Per share market price at end of year	$11.24		$14.05		$13.04		$15.28	$16.90

Total return based on market value (1), (2)	(10.6)%		18.8%		(5.2)%		(1.1)%	31.7%
Total return based on net asset value (1), (3)	10.2%		3.7%		5.2%		8.9%	10.6%

Shares outstanding at end of year	57,767,264		58,766,426		58,774,607		58,847,256	53,041,900

* Effective January 1, 2018, incentive compensation was converted from a partnership profit allocation and distribution to a fee.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

10. Financial Highlights — (continued)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Ratios to average common equity:
Net investment income (1)	11.3%	11.6%	10.8%	10.6%	10.1%
Expenses before incentive compensation (2)	10.0%	9.8%	8.5%	7.3%	6.9%
Expenses and incentive compensation (3)	12.1%	12.3%	11.2%	9.9%	9.4%

Ending common shareholder equity	$764,986,578	$776,318,386	$830,474,727	$870,728,126	$790,935,991
Portfolio turnover rate	28.3%	35.9%	32.3%	45.9%	37.9%
Weighted-average leverage outstanding	$936,157,021	$902,977,493	$769,065,775	$623,666,655	$542,421,190
Weighted-average interest rate on leverage	3.9%	4.6%	4.6%	4.5%	3.9%
Weighted-average number of common shares	57,991,233	58,766,362	58,815,216	57,000,658	50,948,035
Average leverage per share	$16.14	$15.37	$13.08	$10.94	$10.65

Asset Coverage:	As of December 31,
	2020	2019	2018	2017	2016
Debt
Debt outstanding (4)	$856,324,371	$915,514,071	$812,007,389	$733,824,353	$579,906,288
Asset coverage per $1,000 of debt outstanding	$2,058	$1,992	$2,157	$2,335	$2,344
______________
(1)Net of incentive compensation and excise taxes.

(2)Includes interest and other debt costs but excludes excise taxes.

(3)Includes incentive compensation and all Company expenses including interest and other debt costs.

(4)Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

11. Select Quarterly Data (Unaudited)

	2020
	Q4	Q3	Q2	Q1
Total investment income	$42,890,406	$42,847,698	$45,114,424	$41,251,198
Net investment income before taxes	19,993,972	20,122,713	21,052,373	22,052,924
Excise taxes	—	—	—	—
Net investment income	19,993,972	20,122,713	21,052,373	22,052,924
Net realized and unrealized gain (loss)	27,994,361	28,830,499	25,298,894	(91,534,335)
Realized loss on extinguishment of debt	—	(2,436,913)	—	—
Net increase in net assets resulting from operations	$47,988,333	$46,516,299	$46,351,267	$(69,481,411)
Basic and diluted earnings per share	$0.83	$0.81	$0.80	$(1.20)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$47,810,412	$51,640,349	$48,174,625	$47,540,529
Net investment income before taxes	22,410,163	25,314,195	23,813,637	23,320,098
Excise taxes	—	—	—	—
Net investment income	22,410,163	25,314,195	23,813,637	23,320,098
Net realized and unrealized gain (loss)	(23,565,362)	(6,876,144)	(34,637,520)	801,722
Net increase in net assets resulting from operations	$(1,155,199)	$18,438,051	$(10,823,883)	$24,121,820
Basic and diluted earnings per share	$(0.02)	$0.31	$(0.18)	$0.41

	2018
	Q4	Q3	Q2	Q1
Total investment income	$48,382,641	$49,480,586	$48,420,911	$44,215,046
Net investment income before taxes	23,454,080	24,511,933	23,946,229	21,565,113
Excise taxes	92,700.00	—	—	—
Net investment income	23,361,380	24,511,933	23,946,229	21,565,113
Net realized and unrealized gain (loss)	(24,383,303)	(9,320,557)	(19,828,585)	5,623,672
Net increase in net assets resulting from operations	$(1,021,923)	$15,191,376	$4,117,644	$27,188,785
Basic and diluted earnings per share	$(0.02)	$0.26	$0.07	$0.46

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

12. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended December 31, 2020.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
Fiscal Year 2020	$120,454	$9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Fiscal Year 2011	29,000	13,803	—	N/A
Fiscal Year 2010	50,000	8,958	—	N/A
Preferred Interests
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Fiscal Year 2011	134,000	49,251	20,070	N/A
Fiscal Year 2010	134,000	48,770	20,056	N/A
Funding Facility I
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
Fiscal Year 2020	$36,000	$9,508	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
SBA Debentures
Fiscal Year 2020	$138,000	$9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
Fiscal Year 2020	$140,000	$2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
Fiscal Year 2020	$250,000	$2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
______________
(1)    Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
(2)    The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. For the Operating Facility, Funding Facility I and Funding Facility II, the asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)    The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)    The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1)

Year Ended December 31, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2020
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 12/15/25	—	3,708,428	(8,778,822)	5,070,394	—	—	—
AGY Holding Corp., Senior Secured Delayed Draw Term Loan A, 12%, due 9/15/20	94,024	—	—	—	1,227,453	(1,227,453)	—
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/20	59,678	1,114,120	(1,174,170)	—	60,050	—	—
AGY Holding Corp., Senior Secured Term Loan A1, 12%, due 9/15/20	97,185	—	—	—	721,296	(721,296)	—
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/20	155,135	5,171,151	(4,589,653)	—	156,858	(738,356)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	2,623,729	1,433,968	4,380,041	(753,742)	—	(5,060,267)	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 12/9/21	1,850,985	17,609,276	—	(72,760)	1,927,179	(19,463,695)	—
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	313,061	3,675,888	—	—	327,176	(4,003,064)	—
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	7,084,470	4,947,853	(7,084,469)	—	(4,947,854)	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	266,556	5,235,978	—	(5)	474,037	(5,710,010)	—
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	2,194,392	10,740,023	—	(1,173,442)	1,466,235	(11,032,816)	—
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	576,320	8,281,661	—	(8)	603,596	(8,885,249)	—
Edmentum, Inc., Senior Secured 2nd Lien Revolver, 5% PIK, due 12/9/21	834,028	—	—	—	5,805,188	(5,805,188)	—
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 8/31/20	329,098	—	—	—	3,707,423	(3,707,423)	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	169,286	1,635,903	—	—	—	(311,763)	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	—	2,476,881	—	2,704,645	—	—	5,181,526
KAGY Holding Company, Inc., Series A Preferred Stock	—	—	(1,091,199)	1,091,199	—	—	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,925,848	—	476,040	—	—	7,401,888
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	391,407	—	46,754	—	—	438,161
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	395,290	—	47,218	—	—	442,508
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	—	45,038	—	—	(45,038)	—
TVG-Edmentum Holdings, LLC, Series A Preferred Units	—	—	—	155,201	27,603,779	—	27,758,980
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	—	—	—	90,570	13,421,162	—	13,511,732
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	—	—	(552,915)	13,421,162	—	12,868,247
Total	$9,563,477	$75,880,292	$(6,260,912)	$44,680	$70,922,594	$(71,659,472)	$68,927,182
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1)

Year Ended December 31, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2020
36th Street Capital Partners Holdings, LLC, Membership Units	$2,471,415	$31,682,859	$—	$1,452,141	$—	$—	$33,135,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	4,900,130	40,834,419	—	—	—	—	40,834,419
Anacomp, Inc., Class A Common Stock	—	1,167,640	—	(765,871)	—	—	401,769
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 6/30/21	44,223	1,207,786	—	(390,084)	336,334	—	1,154,036
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units	1,436,922	14,269,948	—	(950,043)	4,730,921	—	18,050,826
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	3,289,438	—	46,710	—	—	3,336,148
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	2,208,823	—	(94,490)	—	—	2,114,333
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	26,635	2,300,366	(32,062)	(134,933)	—	(2,133,371)	—
United N661UA-767, LLC (Aircraft Trust Holding Company)	11,502	2,347,314	162,012	(121,954)	—	(2,387,372)	—
Total	$8,890,827	$99,308,593	$129,950	$(958,524)	$5,067,255	$(4,520,743)	$99,026,531
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

December 31, 2020

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

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.

(c) Attestation Report of the Independent Registered Public Accounting Form

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 93.

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

Item 9B: Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 15. Exhibits and Consolidated Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1)(4)
4.3	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(11)
4.4	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included in Exhibit 4.3)(11)
4.5	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee(12)
4.6	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included in Exhibit 4.5) (12)
4.7	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(13)
4.8	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(14)
4.9	Form of Global Note of 4.125% Notes Due 2022 (included in Exhibit 4.8)(14)
4.10	Description of Securities(15)
4.11	Third Supplemental Indenture, dated as of February 9, 2021, by and between the Registrant and U.S. Bank National Association, as the Trustee(17)
4.12	Form of Global Note of 2.850% due 2026 (included in Exhibit 4.11)(17)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(5)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC(6)
10.3	Amended and Restated Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(7)
10.4	Form of Administration Agreement of the Registrant(8)
10.5	Custodial Agreement dated as of July 31, 2006(9)
10.6	Form of Transfer Agency and Registrar Services Agreement(10)

10.8	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018(16)
10.9	Amended and Restated Credit Agreement dated as of May 6, 2019(18)
10.1	Amended and Restated Guaranty, Pledge and Security Agreement dated as of May 6, 2019(19)
10.11	Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 6, 2019(20)
10.12	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 6, 2019(21)
10.13	Incremental Commitment Agreement dated as of April 25, 2020(22)
10.14	Loan and Servicing Agreement dated as of August 4, 2020(23)
10.15	Form of License Agreement(24)
10.16	Amendment No. 4 to Amended & Restated Senior Secured Revolving Credit Agreement*
10.17	Second Amendment to Loan and Servicing Agreement*
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14.1	Code of Ethics and Business Conduct*
21.1	Subsidiaries of the Registrant*
21.2	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
______________
* Filed herewith.

(1)Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(2)Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018
(3)Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018
(4)Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on August 23, 2019
(5) Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2018
(6) Incorporated by reference to Exhibit (k)(8) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
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
(9) Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(10) Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012
(11) Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 17, 2014.
(12) Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 6, 2016.
(13) Incorporated by reference to Exhibit (d)(1) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-216716), on Form N-2, filed on August 11, 2017.
(14) Incorporated by reference to Exhibit (d)(4) to Post-Effective Amendment No. 1 to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-216716), on Form N-2, filed on August 11, 2017.
(15) Incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q on May 11, 2020.

(16) Incorporated by reference to Exhibit 3 to Special Value Continuation Partner, LP’s Form 8-K filed on January 30, 2018.
(17) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 9, 2021.
(18) Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 8, 2019.
(19)    Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on May 8, 2019.
(20)    Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 28, 2020.
(21)    Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 28, 2020.
(22)    Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 28, 2020.
(23)    Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 6, 2020.
(24)    Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K filed on February 26, 2020.

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

Date	Signature	Title
February 25, 2021	/s/ Howard M. Levkowitz	Chief Executive Officer, Chairman of
	Howard M. Levkowitz	the Board and Director (Principal Executive Officer)

February 25, 2021	/s/ Kathleen A. Corbet	Director
Kathleen A. Corbet

February 25, 2021	/s/ Eric J. Draut	Director
Eric J. Draut

February 25, 2021	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 25, 2021	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 25, 2021	/s/ Karyn L. Williams	Director
Karyn L. Williams

February 25, 2021	/s/ Andrea Petro	Director
Andrea Petro

February 25, 2021	/s/ Rajneesh Vig	President and Director
Rajneesh Vig

February 25, 2021	/s/ Paul L. Davis	Chief Financial Officer (Principal Financial Officer)
Paul L. Davis