Form 10-Q
period 2021-03-31
BlackRock TCP Capital Corp.
filed 2021-05-05
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00899

BLACKROCK TCP CAPITAL CORP.

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 5, 2021 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Companies less than 5% owned (cost of $1,567,141,129 and $1,473,322,720, respectively)	$1,562,681,963	$1,461,610,769
Companies 5% to 25% owned (cost of $64,426,152 and $63,114,875, respectively)	78,029,033	68,927,182
Companies more than 25% owned (cost of $133,198,968 and $136,332,302, respectively)	94,680,469	99,026,531
Total investments (cost of $1,764,766,249 and $1,672,769,897, respectively)	1,735,391,465	1,629,564,482

Cash and cash equivalents	14,254,843	20,006,580
Accrued interest income:
Companies less than 5% owned	17,487,324	15,557,669
Companies 5% to 25% owned	368	368
Companies more than 25% owned	13,611	13,611
Receivable for investments sold	28,013,848	278,737
Deferred debt issuance costs	4,694,912	4,984,388
Prepaid expenses and other assets	2,015,670	1,581,320
Total assets	1,801,872,041	1,671,987,155

Liabilities
Debt, net of unamortized issuance costs of $7,624,815 and $6,308,172, respectively	982,981,862	850,016,199
Payable for investments purchased	18,485,554	33,275,348
Management and advisory fees payable	5,870,930	5,753,347
Incentive compensation payable	4,691,455	5,020,794
Interest payable	3,684,843	9,886,085
Reimbursements due to the Advisor	1,312,863	1,344,756
Accrued expenses and other liabilities	1,703,313	1,704,048
Total liabilities	1,018,730,820	907,000,577

Commitments and contingencies (Note 5)

Net assets	$783,141,221	$764,986,578

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$57,767	$57,767
Paid-in capital in excess of par	979,973,202	979,973,202
Distributable earnings (loss)	(196,889,748)	(215,044,391)
Net assets	$783,141,221	$764,986,578

Net assets per share	$13.56	$13.24

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	0.00%	6.25%	6.38%	5/31/2024	$5,127,551	$5,076,107	$5,127,551	0.29%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	0.00%	6.25%	6.38%	5/31/2024	$19,897,959	19,759,936	19,897,959	1.14%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	0.00%	6.25%	6.38%	5/31/2024	$2,448,980	2,432,898	2,448,980	0.14%	N
								27,268,941	27,474,490	1.57%
Airlines
Epic Aero, Inc	Unsecured Note	Fixed	0.00%	2.00%	2.00%	12/31/2022	$6,467,143	6,467,143	6,156,721	0.35%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$1,770,080	1,755,678	1,754,150	0.10%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$13,939,383	13,836,868	13,869,687	0.79%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	12/27/2024	$18,500,000	18,205,645	18,685,000	1.07%	N
								40,265,334	40,465,558	2.31%
Automobiles
ALCV Purchaser, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	2/25/2026	$9,092,214	8,955,831	8,955,831	0.51%	N
ALCV Purchaser, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	7.75%	2/25/2026	$-	(9,945)	(9,945)	—	K/N
Autoalert Acquisition Co, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	8.75%	10.00%	1/1/2023	$41,207,522	41,143,452	38,611,448	2.21%	N
Autoalert Acquisition Co, LLC	First Lien Term Loan	LIBOR(Q)	1.25%	8.75%	10.00%	1/1/2023	$16,307,846	16,254,541	15,280,452	0.87%	N
								66,343,879	62,837,786	3.59%
Building Products
Dodge Data & Analytics, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	6/1/2021	$804,530	804,269	804,530	0.05%	N
Dodge Data & Analytics, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	6/1/2021	$32,544,408	32,498,120	32,544,408	1.86%	N
								33,302,389	33,348,938	1.91%
Capital Markets
HighTower Holding, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$15,080,645	14,793,416	15,080,645	0.86%	N
HighTower Holding, LLC	Second Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$6,169,355	6,080,503	6,169,355	0.35%	N
HighTower Holdings	Second Lien Term Loan	LIBOR(Q)	1.00%	8.75%	9.75%	1/31/2026	$6,249,999	6,136,341	6,249,999	0.36%	N
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	21,014,790	22,008,917	1.26%	L/N
								48,025,050	49,508,916	2.83%
Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$1,419,935	1,408,444	1,434,134	0.08%	N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$370,180	354,558	389,764	0.02%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$6,454,248	6,407,365	6,518,791	0.37%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	0.00%	5.50%	5.75%	9/17/2023	$7,220,080	7,150,978	7,263,401	0.42%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	0.00%	5.50%	5.75%	9/17/2023	$1,053,363	1,027,066	1,053,363	0.06%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	0.00%	5.50%	5.75%	9/17/2023	$13,167,038	13,063,120	13,246,040	0.76%	N
								29,411,531	29,905,493	1.71%

Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	0.00%	12.50% PIK	12.50%	5/24/2021	$240,021	240,021	240,021	0.01%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Delayed Draw Term Loan	Fixed	0.00%	12.50% PIK	12.50%	5/24/2021	$1,415,763	1,415,763	1,415,763	0.08%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Term Loan	Fixed	0.00%	12.50% PIK	12.50%	5/24/2021	$329,723	318,977	329,723	0.02%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.125 Lien Term Loan	Fixed	0.00%	12.50% PIK	12.50%	6/30/2022	$763,304	763,304	763,304	0.04%	H/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	0.00%	9.00% PIK	—	10/1/2022	$1,592,934	1,591,586	603,722	0.03%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	0.00%	9.00% PIK	—	10/1/2022	$4,064,721	4,064,219	1,540,529	0.09%	C/E/G/H/N
								8,393,870	4,893,062	0.27%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$2,678,352	$2,672,121	$2,390,697	0.14%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$14,824,817	14,815,348	13,232,632	0.76%	L/N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	1/13/2026	$2,200,594	2,158,289	2,163,184	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(M)	1.00%	6.00%	7.00%	1/13/2022	$598,684	577,283	575,680	0.03%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	1/13/2026	$6,544,518	6,419,769	6,433,262	0.37%	N
								26,642,810	24,795,455	1.42%
Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	7.00%	12/21/2021	$18,086,042	18,038,471	18,086,042	1.03%	N
Barri Financial Group, LL	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	10/23/2024	$15,370,923	15,084,127	15,524,632	0.89%	N
								33,122,598	33,610,674	1.92%
Diversified Consumer Services
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$19,295,062	18,881,595	19,057,732	1.09%	N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$1,179,906	1,148,961	1,165,393	0.07%	N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$-	(19,958)	(9,556)	—	K/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$-	(241,682)	198,795	0.01%	K/N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$15,022,590	14,658,984	15,323,042	0.88%	K/N
								34,427,900	35,735,406	2.05%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$8,997,996	8,947,145	8,863,026	0.51%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	—	(5,628)	(15,030)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	12.00%	12.00%	11/30/2025	$40,834,419	40,834,419	40,834,419	2.33%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	0.00%	8.25%	8.36%	10/1/2026	$27,105,263	26,886,208	26,876,630	1.54%	G
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	0.00%	9.50%	9.69%	4/12/2025	$38,000,000	38,000,000	31,122,000	1.78%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$18,740,726	18,462,499	18,717,492	1.07%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$814,489	802,725	812,942	0.05%	H/N
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$17,633,544	17,298,358	17,386,674	0.99%	N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	9.25%	10.25%	2/12/2025	$43,629,951	42,788,034	41,884,753	2.39%	N/H
								194,013,760	186,482,906	10.66%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,683,077	21,567,065	1.23%
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,350,000	7,284,009	7,223,580	0.41%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$-	(2,927)	(6,143)	—	K/N
								32,964,159	28,784,502	1.64%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	0.00%	—	—	6/30/2021	$2,110,141	2,110,140	1,235,487	0.07%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	0.00%	—	—	12/31/2021	$6,578,877	6,578,877	203,287	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	0.00%	—	—	12/31/2021	$5,535,517	5,535,517	2,101,836	0.12%	D/F/H/N
								14,224,534	3,540,610	0.20%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.00%	6.25%	6.50%	12/31/2024	$519,554	514,234	523,763	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.00%	6.25%	6.50%	12/31/2024	$8,613,045	8,523,773	8,682,811	0.50%	N
								9,038,007	9,206,574	0.53%
Energy Equipment and Services
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	7.75%	8.75%	6/14/2023	$23,317,958	23,088,114	23,457,866	1.34%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair	% of Total Cash and Investments	Notes
Debt Investments (continued)
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,448,895	$8,340,026	$8,533,384	0.49%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$-	(7,321)	—	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	9/21/2026	$1,388,889	1,357,056	1,427,778	0.08%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	0.00%	6.00%	6.25%	7/23/2024	$20,250,000	20,034,311	20,128,500	1.15%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	0.00%	6.00%	6.25%	7/23/2024	$-	(23,052)	(13,500)	—	K/N
								29,701,020	30,076,162	1.72%
Healthcare Providers and Services
TEAM Services Group	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/13/2028	$25,000,000	24,222,118	24,937,500	1.43%	N
Tempus (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$-	(15,758)	(15,811)	—	K/N
Tempus (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$3,557,432	3,476,068	3,475,743	0.20%	N
								27,682,428	28,397,432	1.63%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	0.00%	9.75%	10.00%	1/26/2022	$26,270,501	26,144,468	15,630,948	0.89%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$5,634,101	5,738,761	4,828,425	0.28%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$13,473,657	13,705,443	11,546,924	0.66%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$671,356	682,956	575,352	0.03%	N
								46,271,628	32,581,649	1.86%
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$21,356,400	20,966,452	21,270,975	1.22%	N
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$7,454,593	7,330,107	7,424,774	0.42%	N
IT Parent	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$4,364,063	4,284,402	4,385,883	0.25%	N
IT Parent	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$-	(11,534)	—	—	K/N
IT Parent, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$556,388	545,333	559,170	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	3/31/2026	$-	(79,156)	(80,000)	—	K/N
								33,035,604	33,560,802	1.92%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$13,784,980	13,574,893	13,867,690	0.79%	N
Live Auctioneers LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$5,384,635	5,284,589	5,416,943	0.31%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	8.75%	12/14/2028	$12,141,870	11,966,484	12,202,579	0.70%	N
								30,825,966	31,487,212	1.80%
Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	16,381,522	16,898,731	0.97%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$144,303	116,670	144,303	0.01%	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$53,799,090	53,688,367	54,283,281	3.10%	L/N
Domo, Inc.	First Lien Term Loan	LIBOR(M)	0.00%	9.50% PIK	9.50%	4/1/2025	$2,628,420	138,542	2,652,076	0.15%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,658,845	28,252,000	1.61%	L/N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$-	(88,407)	85,500	—	K/L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,584,749	33,817,500	1.93%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,316,879	7,477,500	0.43%	N
Foursquare	First Lien Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,478,639	2,547,500	0.15%	N
Metricstream, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,703,185	22,711,707	1.30%	N
Metricstream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$3,554,536	3,483,546	3,494,109	0.20%	N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,714,848	8,685,475	0.50%	L/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	0.00%	8.00%	8.11%	4/2/2027	$9,903,019	9,737,470	9,816,367	0.56%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(Q)	0.00%	8.55%	8.55%	10/1/2022	$6,714,000	8,058,149	8,573,814	0.49%	H/L/N/O
								193,973,004	199,439,863	11.40%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair	% of Total Cash and Investments	Notes
Debt Investments (continued)
IT Services
Idera, Inc	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	2/4/2029	$-	$—	$—	—
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,642,195	13,735,903	0.79%	L/N
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,952,859	4,996,644	0.29%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,709,005	2,726,918	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,907,320	6,948,120	0.40%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$-	(4,584)	—	—	K/N
								28,206,795	28,407,585	1.64%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2% PIK	8.75%	6/15/2024	$57,420	56,764	55,330	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 2% PIK	8.75%	6/15/2024	$114,869	113,600	110,688	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2% PIK	8.75%	6/15/2024	$1,598,296	1,579,946	1,540,118	0.09%	N
								1,750,310	1,706,136	0.10%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$3,782,074	3,708,361	3,732,907	0.21%	K
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$4,322,371	4,146,902	4,202,807	0.24%	K
								7,855,263	7,935,714	0.45%
Media
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,066,378	7,060,586	0.40%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,732,876	20,675,884	1.18%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$-	(10,757)	(15,281)	—	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$-	(3,985)	(4,552)	—	K/N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	0.00%	7.00%	7.11%	10/19/2026	$27,000,000	26,440,209	24,986,205	1.43%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	0.00%	10.10% PIK	10.10%	5/1/2024	$126,926	126,926	126,418	0.01%	L/N
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	0.00%	10.10%	10.10%	5/1/2022	$12,692,602	12,545,601	12,679,910	0.72%	L/N
								66,897,248	65,509,170	3.74%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	1.00%	9.00%	10.00%	12/13/2022	$6,100,933	5,861,489	6,100,933	0.35%	N

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/13/2021	$1,324,140	1,324,140	1,324,140	0.08%	B/N

Personal Products
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,403,873	13,182,555	13,430,681	0.77%	N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$5,138,023	5,090,524	5,148,299	0.29%	N
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	—	(20,715)	—	—	K/N
Paula's Choice Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$19,875,000	19,358,706	19,477,500	1.11%	N
								37,611,070	38,056,480	2.17%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,720,375	20,583,640	20,720,375	1.18%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$-	(8,927)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	—	6/1/2025	$7,875,338	7,607,370	4,134,552	0.24%	C/G
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$16,863,724	16,577,767	17,032,362	0.97%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$2,224,716	2,183,387	2,246,964	0.13%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$3,622,733	3,511,596	3,731,415	0.21%	N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$-	(35,419)	—	—	K/N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,266	120,474	0.01%	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,318,048	2,327,798	0.13%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$353,250	346,835	349,753	0.02%	N
Jobandtalent USA, Inc (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$7,969,804	7,814,993	7,937,925	0.45%	N/H
Jobandtalent USA, Inc (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$23,909,413	23,449,239	23,813,776	1.36%	N/H
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$29,000,000	28,561,209	29,725,000	1.70%	L/N
								113,030,004	112,140,394	6.40%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair	% of Total Cash and Investments	Notes
Debt Investments (continued)
Real Estate Management and Development
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	0.00%	6.25%	6.38%	12/5/2023	$4,444,444	$4,392,880	$4,435,556	0.25%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	0.00%	6.25%	6.38%	12/5/2023	$-	(3,107)	(556)	—	K/N
								4,389,773	4,435,000	0.25%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	0.00%	8.25%	8.36%	5/15/2027	$19,382,324	19,056,112	17,889,885	1.02%	N

Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,153,605	3,177,152	0.18%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,324,584	23,299,113	1.33%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$265,719	250,546	261,893	0.01%	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$1,732,500	1,708,794	1,741,163	0.10%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$14,728,518	14,520,452	14,802,160	0.85%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$590,882	573,920	590,882	0.03%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$815,728	804,424	819,806	0.05%	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$1,281,602	1,264,044	1,288,010	0.07%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$280,293	272,235	283,797	0.02%	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$385,419	378,276	387,346	0.02%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$-	(23,255)	(23,266)	—	H/K/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$10,469,484	10,260,176	10,260,094	0.59%	H/N
SEP Vulcan Acquisition, Inc (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$7,836,483	7,680,425	7,679,753	0.44%	H/N
SEP Vulcan Acquisition, Inc (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$-	(22,231)	(22,390)	—	H/K/N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$10,373,317	10,236,069	10,580,783	0.60%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$11,543,865	11,375,395	11,774,743	0.67%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$-	(54,935)	—	—	K/N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/21/2021	$4,477,328	4,469,672	4,566,875	0.26%	N
Superman Holdings, LLC	Sr Secured Revolver	PRIME	0.00%	7.00%	10.25%	8/31/2026	$-	(28,368)	—	—	K/N
Superman Holdings, LLC	Sr Secured Revolver	PRIME	0.00%	7.00%	10.25%	8/31/2027	$8,798,209	8,597,811	9,062,156	0.52%	N
Syntellis Performance Solutions, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$21,348,659	20,755,277	21,775,632	1.24%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	6.75%	9.42%	8/9/2024	$13,832,414	13,569,424	14,039,900	0.80%	N
								133,066,340	136,345,602	7.78%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	0.00%	5.50%	5.69%	2/12/2025	$586,165	558,370	549,530	0.03%	N
Calceus Acquisition, Inc. (Cole Haan)	Sr Secured Notes	Fixed	0.00%	9.75%	9.75%	2/19/2025	$20,000,000	19,482,878	21,486,000	1.23%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$4,031,501	3,997,465	4,071,816	0.23%	N
								24,038,713	26,107,346	1.49%
Textiles, Apparel and Luxury Goods
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	10.50%	12/28/2023	$17,941,278	17,868,945	17,815,689	1.02%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	0.00%	7.25%	10.50%	10/12/2023	$10,793,402	10,621,610	10,793,399	0.62%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$35,685,684	35,128,877	36,328,026	2.10%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.00%	7.51%	8.51%	12/31/2025	$7,903,889	7,825,850	7,919,697	0.45%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.00%	7.51%	8.51%	12/31/2025	$27,664,640	27,441,398	27,719,969	1.58%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.51%	8.51%	12/31/2025	$5,307,692	5,262,546	5,318,308	0.30%	N
								104,149,226	105,895,088	6.07%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	4/17/2024	$24,518,077	24,424,858	24,518,077	1.40%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/13/2022	$2,857,143	2,840,045	2,857,143	0.16%	N
								27,264,903	27,375,220	1.56%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$26,365,495	26,201,339	26,180,936	1.50%	N

Total Debt Investments - 198.6% of Net Assets								1,582,725,251	1,555,000,985	88.88%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	$2,910,423	$2,211,832	0.13%	D/E/N

Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	287	645,121	697,010	0.04%	D/E/N

Chemicals
AGY Holding Corp.	Series A Preferred Stock		1,786,785	485,322	278,719	0.02%	D/E/N
AGY Holding Corp.	Series B Preferred Stock		1,250,749	—	—	—	D/E/N
AGY Holding Corp.	Common Stock		982,732	—	—	—	D/E/N
				485,322	278,719	0.02%
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	—	—	D/H/N/O

Diversified Consumer Services
TVG-Edmentum Holdings, LLC	Series A Preferred Stock		28,431,892	28,431,892	31,236,431	1.79%	B/E
TVG-Edmentum Holdings, LLC	Series B-1 Common Stock		13,904,323	13,904,323	15,187,277	0.87%	B/E
TVG-Edmentum Holdings, LLC	Series B-2 Common Stock		13,421,162	13,421,162	15,187,277	0.87%	B/D/E
				55,757,377	61,610,985	3.53%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	32,092,000	1.81%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		19,000,869	19,000,869	18,000,000	1.02%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	968,930	0.06%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		14,214,380	14,214,380	14,491,280	0.83%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	695,704	0.04%	D/E/N/H
				55,875,151	66,247,914	3.76%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	207,000	0.01%	D/E
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	12,000	—	D/E
				11,098,416	219,000	0.01%
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units		8,840,179	8,330,746	9,207,907	0.53%	N
TCFI Amteck Holdings, LLC	Common Units		362,513	395,336	10,164,865	0.58%	D/N
				8,726,082	19,372,772	1.11%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint Solar	Warrants to Purchase Series E Preferred Stock	9/12/2029	16	275,200	275,200	0.02%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	8/7/2023	49,792	$1,543,054	$2,802,792	0.16%	D/E
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	1,125,000	287,985	562,059	0.03%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	883,929	0.05%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	1,057,869	0.06%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	1,029,835	0.06%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	445,059	0.03%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	120,000	0.01%	D/E/H/N/O
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,300,000	0.30%	D/E/N
				3,501,826	12,201,543	0.70%

IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	73,761	—	D/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	245,424	0.01%	D/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	8,138,580	0.47%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	526,290	0.03%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	531,511	0.03%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	137,588	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	D/E/H/N
				3,311,252	9,379,112	0.54%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	5,897,527	0.34%	B/D/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	213,440	0.01%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	962,482	0.06%	D/E/N

Software
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,847	503,759	0.03%	D/E/N

Total Equity Securities - 23.0% of Net Assets				182,040,998	180,390,480	10.31%

Total Investments - 221.6% of Net Assets				$1,764,766,249	$1,735,391,465	99.19%

Cash and Cash Equivalents - 1.8% of Net Assets					$14,254,843	0.81%

Total Cash and Investments - 223.4% of Net Assets					$1,749,646,308	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2021

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

(C)	Non-accruing debt investment.
(D)	Other non-income producing investment.
(E)	Restricted security. (See Note 2)
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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $182,585,090 and $95,732,133, respectively, for the three months ended March 31, 2021. Aggregate acquisitions includes investment assets received as payment in kind.  Aggregate dispositions includes principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of March 31, 2021 was $ 1,663,410,693.00 or 95.1% of total cash and investments of the Company.  As of March 31, 2021, approximately 11% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes
Debt Investments (continued)
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$2,658,374	$2,645,763	$2,261,479	0.14%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(Q)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$14,714,236	14,689,002	12,517,400	0.76%	L/N
								17,334,765	14,778,879	0.90%
Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	7.00%	12/21/2021	$21,708,042	21,627,288	21,708,042	1.32%	N
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	10/23/2024	$16,386,623	16,058,193	16,550,489	1.00%	N
Open Lending, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	3/11/2027	$4,906,250	4,766,726	4,893,984	0.30%	N
								42,452,207	43,152,515	2.62%
Diversified Consumer Services
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(22,151)	(12,272)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$19,848,972	19,372,272	19,551,237	1.19%	N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$1,207,065	1,171,712	1,188,959	0.07%	N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$—	(248,494)	(248,494)	(0.02)%	K/N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$15,060,241	14,683,735	14,683,735	0.89%	K/N
								34,957,074	35,163,165	1.19%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/30/2025	$40,834,419	40,834,419	40,834,419	2.48%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	10/1/2026	$27,105,263	26,876,000	25,478,947	1.54%	G/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.50%	4/12/2025	$38,000,000	38,000,000	30,856,000	1.87%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$18,788,475	18,490,655	18,675,561	1.13%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$816,583	803,983	809,070	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	7/20/2022	$1,533,333	1,518,675	1,533,333	0.09%	N
								126,523,732	118,187,330	7.16%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,679,341	21,237,009	1.30%
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,368,750	7,295,192	7,242,008	0.44%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$—	(3,204)	(6,143)	—	N
								32,971,329	28,472,874	1.74%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2021	$2,110,141	2,110,141	1,154,036	0.07%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2021	$6,578,877	6,578,877	3,336,148	0.20%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2021	$8,668,850	8,668,850	2,114,333	0.13%	D/F/H/N
								17,357,868	6,604,517	0.40%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	6.25%	6.56%	12/31/2024	$526,131	520,301	526,131	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	6.25%	6.56%	12/31/2024	$8,722,052	8,624,256	8,722,052	0.53%	N
								9,144,557	9,248,183	0.56%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Incremental Term Loan (4.0% Exit Fee)	LIBOR(M)	2.00%	8.50%	—	8/31/2021	$4,245,365	$4,234,930	$1,018,888	0.06%	C/L/N
GlassPoint Solar, Inc.	First Lien Incremental Term Loan A	LIBOR(M)	2.00%	8.50%	10.50%	8/31/2021	$210,986	210,986	210,986	0.01%	N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	—	11.44%	—	8/31/2021	$2,324,588	2,283,788	557,901	0.03%	C/L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	7.75%	10.76%	6/14/2023	$23,377,259	23,115,634	23,073,355	1.40%	N
								29,845,338	24,861,130	1.50%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,502,033	8,381,928	8,587,053	0.52%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$-	(7,938)	—	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	9/21/2026	$1,388,889	1,355,499	1,397,222	0.08%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	8.50%	9.50%	6/26/2022	$-	(1,824)	—	—	K/N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$1,172,178	1,166,548	1,172,178	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$6,081,798	6,058,408	6,081,798	0.37%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$20,250,000	20,016,127	19,723,500	1.20%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$-	(24,784)	(58,500)	—	K/N
								36,943,964	36,903,251	2.24%
Healthcare Providers and Services
TEAM Services Group	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/13/2028	$25,000,000	24,190,557	24,812,500	1.50%	N

Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	9.75%	10.06%	1/26/2022	$25,990,088	25,818,817	14,944,301	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$5,648,822	5,753,482	4,818,445	0.29%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$13,510,298	13,732,711	11,524,284	0.70%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$671,356	682,522	572,666	0.03%	N
								45,987,532	31,859,696	1.93%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	10/31/2024	$3,741,667	3,689,786	3,741,667	0.23%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.00%	10/31/2024	$-	(5,341)	—	—	K/N
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$21,356,400	20,952,696	21,228,262	1.29%	N
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$7,454,593	7,324,604	7,409,865	0.45%	N
IT Parent	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$4,375,000	4,290,457	4,353,125	0.26%	N
IT Parent	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$500,000	488,014	496,875	0.03%	N
								36,740,216	37,229,794	1.97%

Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$13,820,056	13,598,260	13,571,295	0.82%	N
Live Auctioneers LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$5,398,131	5,290,496	5,300,964	0.32%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	8.75%	12/14/2028	$12,141,870	11,959,742	11,959,742	0.73%	N
								30,848,498	30,832,001	3.08%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	$16,366,935	$16,898,731	1.02%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$-	(29,118)	—	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$53,464,245	53,435,610	54,640,458	3.31%	L/N
Domo, Inc.	First Lien Term Loan	LIBOR(M)	—	9.5% PIK	9.50%	4/1/2025	$2,566,973	77,095	2,618,312	0.16%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,623,116	28,336,000	1.72%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,546,196	33,817,500	2.05%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,286,941	7,477,500	0.45%	N
Foursquare	First Lien Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,475,000	2,555,000	0.15%	N
Metricstream, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,670,625	22,642,394	1.37%	N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,708,373	8,694,258	0.53%	L/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	4/2/2027	$9,903,019	9,729,081	9,816,367	0.60%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR (Q)	—	8.55%	8.55%	10/1/2022	$6,714,000	8,020,121	8,882,973	0.54%	H/L/N/O
								189,909,975	196,379,493	11.90%
IT Services
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,609,649	13,680,179	0.83%	L/N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.90%	10/11/2026	$19,277,823	19,075,749	18,498,710	1.12%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,943,694	4,986,650	0.30%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,705,045	2,721,464	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,898,077	6,934,224	0.42%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$-	(5,443)	(1,710)	—	K/N
								47,226,771	46,819,517	2.83%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$57,122	56,426	53,397	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$114,289	112,927	106,837	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$1,569,444	1,550,003	1,467,116	0.09%	N
								1,719,356	1,627,350	0.10%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$3,791,553	3,715,824	3,715,722	0.23%	K
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$-	(183,811)	(184,161)	(0.01)%	K
								3,532,013	3,531,561	0.22%
Media
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$509,379	496,840	474,231	0.03%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$151,743	147,099	141,272	0.01%	N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,054,572	6,967,871	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,704,358	20,404,382	1.24%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.15%	10/19/2026	$27,000,000	26,418,396	23,409,000	1.42%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,582,602	12,768,758	0.77%	L/N
								67,403,867	64,165,514	3.89%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	1.00%	9.00%	10.00%	12/13/2022	$6,151,857	5,905,998	5,382,875	0.33%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/13/2021	$1,324,140	$1,324,140	$1,324,140	0.08%	B/N
Personal Products
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	—	(22,078)	(13,400)	—	K/N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,403,873	13,168,640	13,269,835	0.80%	N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$5,170,752	5,119,044	5,119,044	0.31%	N
Paula's Choice Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$20,000,000	19,452,319	19,500,000	1.18%	N
								37,717,925	37,875,479	2.30%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,772,306	20,610,750	20,772,306	1.26%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	—	(10,443)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	—	6/1/2025	$8,011,188	7,956,586	4,099,044	0.25%	C/G/N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	—	(37,510)	—	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$16,884,883	16,579,885	17,222,581	1.04%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$2,227,508	2,183,489	2,272,058	0.14%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$3,627,272	3,510,848	3,714,327	0.23%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,176	119,975	0.01%	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,315,704	2,318,158	0.14%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$353,250	346,429	348,305	0.02%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	8.72%	3/5/2027	$5,820,856	5,672,120	5,791,752	0.35%	N
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$19,333,333	18,855,629	18,811,333	1.14%	L/N
								78,103,663	75,469,839	4.58%
Real Estate Management and Development
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	12/5/2023	$4,444,444	4,387,820	4,355,556	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.44%	12/5/2023	—	(3,393)	(5,556)	—	K/N
								4,384,427	4,350,000	0.26%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	5/15/2027	$19,382,324	19,045,353	16,610,652	1.01%	N

Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,150,214	3,161,527	0.19%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,314,597	23,184,535	1.41%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$265,719	250,220	256,685	0.02%	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$1,732,500	1,707,152	1,744,628	0.11%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$14,616,458	14,394,168	14,719,558	0.89%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$590,882	572,713	590,882	0.04%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	—	(12,010)	5,710	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$1,281,602	1,262,824	1,290,573	0.08%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	—	(8,557)	4,905	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$385,419	377,820	388,117	0.02%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$10,373,317	10,223,498	10,552,775	0.64%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$11,543,865	11,360,297	11,743,574	0.71%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$1,308,164	1,248,629	1,308,164	0.08%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/21/2021	$4,477,328	4,435,255	4,554,786	0.28%	N
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2026	—	(29,663)	—	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2027	$8,820,316	$8,608,974	$8,855,597	0.54%	N
Syntellis Performance Solutions, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$21,402,299	20,783,432	21,509,310	1.30%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$13,867,521	13,575,211	14,075,534	0.85%	N
								115,214,774	117,946,860	7.16%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.73%	2/12/2025	$590,021	560,513	566,420	0.03%	N
Calceus Acquisition, Inc. (Cole Haan)	Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,455,896	21,970,000	1.33%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$4,588,974	4,542,337	4,634,863	0.28%	N
								24,558,746	27,171,283	1.64%
Textiles, Apparel and Luxury Goods
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	12/28/2023	$17,941,278	17,855,159	17,941,278	1.09%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	10.50%	10/12/2023	$10,793,402	10,603,924	10,793,402	0.65%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$37,237,236	36,598,542	37,795,794	2.30%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$27,664,640	27,429,571	27,498,652	1.68%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$5,307,692	5,260,224	5,275,846	0.32%	N
								97,747,420	99,304,972	6.04%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	4/17/2024	$24,579,526	24,469,428	24,825,321	1.51%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/13/2022	$2,857,143	2,836,813	2,857,143	0.17%	N
								27,306,241	27,682,464	1.68%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$26,452,995	26,264,571	26,400,089	1.60%	N

Total Debt Investments - 188.9% of Net Assets								1,488,638,125	1,444,803,932	87.59%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock		1,842	$855,313	$11,346,069	0.69%	D/N

Automobiles
AutoAlert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	2,910,423	2,818,737	0.17%	D/E/N

Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	287	645,121	697,010	0.04%	D/E/N
Chemicals
AGY Holding Corp.	Series A Preferred Stock		1,786,785	485,322	663,166	0.04%	D/N
AGY Holding Corp.	Series B Preferred Stock		1,250,749	—	—	—	D/N
AGY Holding Corp.	Common Stock		982,732	—	—	—	D/N
				485,322	663,166	0.04%
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	—	—	D/E/H/N/O

Diversified Consumer Services
TVG-Edmentum Holdings, LLC	Series A Preferred Stock		27,603,779	27,603,779	27,758,980	1.68%	B/E
TVG-Edmentum Holdings, LLC	Series B-1 Common Stock		13,421,162	13,421,162	13,511,732	0.82%	B/E
TVG-Edmentum Holdings, LLC	Series B-2 Common Stock		13,421,162	13,421,162	12,868,247	0.78%	B/D/E
				54,446,103	54,138,959	3.28%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	33,135,000	2.01%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		19,000,869	19,000,869	18,050,826	1.09%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,392,896	1,392,896	1,995,210	0.12%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		15,980,492	15,980,492	17,341,570	1.05%	E/I/N
				58,573,673	70,522,606	4.27%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	229,000	0.01%	D/E
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	23,000	—	D/E
				11,098,416	252,000	0.01%
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units		8,020,824	7,511,391	8,117,074	0.50%	N
TCFI Amteck Holdings, LLC	Common Units		362,513	395,336	8,845,317	0.55%	D/N
				7,906,727	16,962,391	1.05%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	400,000	248,555	—	—	D/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,048,000	505,450	—	—	D/E/N
				754,005	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	8/7/2023	49,792	$1,543,054	$3,175,236	0.19%	D/E
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	385,600	0.02%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	1,144,786	0.07%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	422,705	0.03%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	514,918	0.03%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	541,900	0.03%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	110,000	0.01%	D/E/H/N/O
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,200,000	0.32%	D/E/N
				3,501,826	11,495,145	0.70%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	75,613	—	D/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	235,228	0.01%	D/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	7,401,888	0.45%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	438,161	0.03%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	442,508	0.03%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	105,095	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	D/E/H/N
				3,311,252	8,432,795	0.52%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,707	5,181,526	0.31%	B/D/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	401,769	0.02%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	962,482	0.06%	D/E/N

Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	71,292	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	503,762	0.03%	D/E/N
				766,613	575,054	0.03%

Total Equity Securities - 24.2% of Net Assets				184,131,772	184,760,550	11.20%

Total Investments - 213.0% of Net Assets				$1,672,769,897	$1,629,564,482

Cash and Cash Equivalents - 2.6% of Net Assets					20,006,580	1.21%

Total Cash and Investments - 215.6% of Net Assets					$1,649,571,062	100.00%	M

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

(C)	Non-accruing debt investment
(D)	Other non-income producing investment.
(E)	Restricted security. (See Note 2)
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

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income
Interest income (excluding PIK):
Companies less than 5% owned	$33,853,312	$35,989,337
Companies 5% to 25% owned	26,097	552,275
Companies more than 25% owned	1,650,033	1,676,256
PIK income:
Companies less than 5% owned	1,304,701	1,411,631
Companies 5% to 25% owned	—	1,002,130
Dividend income:
Companies less than 5% owned	819,355	—
Companies 5% to 25% owned	1,696,660	—
Companies more than 25% owned	892,050	428,419
Lease income:
Companies more than 25% owned	—	38,136
Other income:
Companies less than 5% owned	47,118	153,014
Companies 5% to 25% owned	874,576	—
Total investment income	41,163,902	41,251,198

Operating expenses
Interest and other debt expenses	10,105,887	10,955,646
Management and advisory fees	5,943,362	6,117,043
Incentive fee	4,691,458	—
Administrative expenses	539,947	539,947
Legal fees, professional fees and due diligence expenses	290,334	498,410
Director fees	250,000	232,232
Insurance expense	135,000	175,080
Custody fees	59,183	111,667
Other operating expenses	707,345	568,249
Total operating expenses	22,722,516	19,198,274

Net investment income	18,441,386	22,052,924

Realized and unrealized gain (loss)
Net realized gain:
Investments in companies less than 5% owned	2,079,315	4,794,459
Investments in companies 5% to 25% owned	1,028,057	—
Investments in companies more than 25% owned	—	162,012
Net realized gain	3,107,372	4,956,471

Change in net unrealized appreciation/depreciation	13,936,064	(96,490,806)
Net realized and unrealized gain (loss)	17,043,436	(91,534,335)

Net increase (decrease) in net assets from operations	$35,484,822	$(69,481,411)

Basic and diluted earnings (loss) per share	$0.61	$(1.18)

Basic and diluted weighted average common shares outstanding	57,767,264	58,668,432

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386
Issuance of common stock from dividend reinvestment plan	486	1	3,038	—	3,039
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—	(6,100,190)
Net investment income	—	—	—	22,052,924	22,052,924
Net realized and unrealized loss	—	—	—	(91,534,335)	(91,534,335)
Dividends paid to common shareholders	—	—	—	(21,155,913)	(21,155,913)
Balance at March 31, 2020	57,766,912	$57,767	$991,283,210	$(311,757,066)	$679,583,911

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)	$764,986,578
Net investment income	—	—	—	18,441,386	18,441,386
Net realized and unrealized gain	—	—	—	17,043,436	17,043,436
Dividends paid to common shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2021	57,767,264	$57,767	$979,973,202	$(196,889,748)	$783,141,221

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$35,484,822	$(69,481,411)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain	(3,107,372)	(4,956,471)
Change in net unrealized appreciation/depreciation of investments	(13,830,631)	96,620,032
Net amortization of investment discounts and premiums	(2,036,023)	(1,987,612)
Amortization of original issue discount on debt	351,555	296,039
Interest and dividend income paid in kind	(1,304,701)	(2,413,761)
Amortization of deferred debt issuance costs	896,969	897,181
Changes in assets and liabilities:
Purchases of investment securities	(181,280,389)	(140,555,042)
Proceeds from sales, maturities and pay downs of investments	95,732,133	76,880,873
Increase in accrued interest income - companies less than 5% owned	(1,929,655)	(392,228)
Decrease (increase) in accrued interest income - companies 5% to 25% owned	—	(64,640)
Decrease (increase) in accrued interest income - companies more than 25% owned	—	(44,224)
Decrease (increase) in receivable for investments sold	(27,735,111)	806,097
Increase in prepaid expenses and other assets	(434,350)	(1,904,854)
Decrease in payable for investments purchased	(14,789,794)	(8,232,446)
Decrease in incentive compensation payable	(329,339)	(4,753,671)
Decrease in interest payable	(6,201,242)	(6,412,308)
Decrease in payable to the Advisor	(31,893)	(247,361)
Increase in management and advisory fees payable	117,583	501,214
Decrease in accrued expenses and other liabilities	(735)	(441,343)
Net cash used in operating activities	(120,428,173)	(65,885,936)

Financing activities
Draws on credit facilities	218,761,859	118,085,624
Repayments of credit facility draws	(259,120,608)	(61,220,304)
Payments of debt issuance costs	(1,924,136)	—
Dividends paid to common shareholders	(17,330,179)	(21,155,913)
Repurchase of common shares	—	(6,100,190)
Proceeds from issuance of unsecured notes	174,289,500	—
Proceeds from shares issued in connection with dividend reinvestment plan	—	3,039
Net cash provided by financing activities	114,676,436	29,612,256

Net decrease in cash and cash equivalents (including restricted cash)	(5,751,737)	(36,273,680)
Cash and cash equivalents (including restricted cash) at beginning of period	20,006,580	44,848,539
Cash and cash equivalents (including restricted cash) at end of period	$14,254,843	$8,574,859

Supplemental cash flow information
Interest payments	$14,655,137	$15,823,217
Excise tax payments	$—	$—

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2021

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

March 31, 2021

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

March 31, 2021

2. Summary of Significant Accounting Policies — (continued)

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

At March 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt	Other Corporate Debt	Equity Securities
1	Quoted prices in active markets for identical assets	$—	$—	$2,802,792
2	Other direct and indirect observable market inputs *	77,564,452	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,381,849,863	95,586,670	175,789,101
3	Advisor valuations with significant unobservable inputs	—	—	1,798,587
Total		$1,459,414,315	$95,586,670	$180,390,480

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) †
Bank Debt	$1,260,422,253	Income approach	Discount rate	4.7% - 18.3% (9.3%)
	70,524,087	Market quotations	Indicative bid/ask quotes	1 (1)
	33,956,054	Market comparable companies	Revenue multiples	1.4x - 4.7x (3.1x)
	16,947,469	Market comparable companies	EBITDA multiples	6.5x (6.5x)
Other Corporate Debt	53,680,125	Income approach	Discount rate	7.7% - 18.3% (9.8%)
	40,834,419	Market comparable companies	Book value multiples	1.5x (1.5x)
	1,072,126	Market comparable companies	Revenue multiples	4.1x (4.1x)
Equity	9,207,907	Income approach	Discount rate	9.7% - 18.3% (9.7%)
	18,348,961	Market quotations	Indicative bid/ask quotes	1 (1)
	15,710,071	Option Pricing Model	EBITDA/Revenue multiples	2.9x - 6.8x (4.2x)
			Implied volatility	35.0% - 72.5% (52.0%)
			Term	0.8 years - 4.0 years (1.8 years)
	711,159	Market comparable companies	Revenue multiples	0.7x - 4.1x (1.2x)
	86,057,380	Market comparable companies	EBITDA multiples	6.5x - 11.5x (10.4x)
	32,092,000	Market comparable companies	Book value multiples	1.5x (1.5x)
	15,460,210	Other *	N/A	N/A
$1,655,024,221

*

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

†	Weighted by fair value

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,281,636,688	$95,923,481	$179,525,253
Net realized and unrealized gains (losses)	5,900,644	(363,794)	6,257,256
Acquisitions *	173,885,950	16,349	2,405,830
Dispositions	(54,094,472)	10,634	(12,399,238)
Transfers out of Level 3 †	(25,478,947)	-	-
Ending balance	$1,381,849,863	$95,586,670	$175,789,101

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,626,942	$(363,793)	$7,902,601

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,060,061
Net realized and unrealized gains (losses)	—	—	(194,348)
Dispositions	—	—	(67,126)
Ending balance	$—	$—	$1,798,587

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(190,181)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (continued)

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829
Net realized and unrealized gains (losses)	(51,401,936)	(9,508,878)	(15,833,406)
Acquisitions *	115,437,916	10,752	12,517,409
Dispositions	(44,598,972)	(10,752)	(7,808,196)
Transfers into Level 3 †	83,790,120	—	—
Transfer out of Level 3 ‡	(7,155,199)	—	—
Ending balance	$1,408,564,028	$76,453,725	$100,870,636

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(51,186,966)	$(9,508,879)	$(15,671,067)

*	Includes payments received in kind and accretion of original issue and market discounts
†	Comprised of five investment that were transferred from Level 2 due to reduced trading volumes
‡	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities
Beginning balance	$—	$—	$2,318,128
Net realized and unrealized gains (losses)	—	—	818,977
Dispositions	—	—	(123,940)
Ending balance	$—	$—	$3,013,165

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$818,977

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at March 31, 2021 or December 31, 2020.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

2. Summary of Significant Accounting Policies — (continued)

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

Foreign Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.6% of total investments at March 31, 2021 and December 31, 2020, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

During the three months ended March 31, 2021 and 2020, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

March 31, 2021

2. Summary of Significant Accounting Policies — (continued)

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

The tax returns of the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2020, the Company had non-expiring capital loss carryforwards in the amount of $171,300,137 available to offset future realized capital gains.

As of March 31, 2021 and December 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	March 31, 2021	December 31, 2020
Tax basis of investments	$1,764,766,249	$1,671,848,321

Unrealized appreciation	$69,439,504	$76,459,937
Unrealized depreciation	(98,814,288)	(118,743,776)
Net unrealized depreciation	$(29,374,784)	$(42,283,839)

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Company adopted the Final Rules effective January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended March 31, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the total return hurdle in such quarter. As of March 31, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the three months ended March 31, 2021 included $0.6 million, or 1/6 of the First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2021 and December 31, 2020, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

4. Leverage

Leverage is comprised of convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), unsecured notes due August 2024 issued by the Company (the “2024 Notes”), unsecured notes due February 2026 issued by the Company (the “2026 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

Total leverage outstanding and available at March 31, 2021 was as follows:

	Maturity	Rate		Carrying Value *	Available	Total Capacity
Operating Facility	2024	L+2.00%	†	$104,095,520	$195,904,480	$300,000,000	‡
Funding Facility II	2025	L+2.00%	§	—	200,000,000	200,000,000	**
SBA Debentures	2024−2031	2.63%	††	150,000,000	—	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,383,415	—	139,383,415
2022 Notes ($175 million par)	2022	4.125%		174,811,471	—	174,811,471
2024 Notes ($250 million par)	2024	3.900%		248,007,542	—	248,007,542
2026 Notes ($175 million par)	2026	2.850%		174,308,729	—	174,308,729
Total leverage				990,606,677	$395,904,480	$1,386,511,157
Unamortized issuance costs				(7,624,815)
Debt, net of unamortized issuance costs				$982,981,862

*	Except for the convertible notes, the 2022 Notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
†	As of March 31, 2021, $8.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $16.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
‡	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
§	Subject to certain funding requirements
**	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
††

Weighted-average interest rate on pooled loans, excluding fees of 0.35% or 0.36%. As of March 31, 2021, $12.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.50% plus fees of 0.35% through September 21, 2021, the date of the next SBA pooling.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

4. Leverage — (continued)

§	Subject to certain funding requirements
**	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
††	Weighted-average interest rate, excluding fees of 0.35% or 0.36%

The combined weighted-average interest rates on total leverage outstanding at March 31, 2021 and December 31, 2020 were 3.48% and 3.54%, respectively.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2021	2020
Interest expense	$8,805,450	$9,706,948
Amortization of deferred debt issuance costs	896,969	897,181
Commitment fees	403,468	351,517
Total	$10,105,887	$10,955,646

Outstanding leverage is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $143.7 million, $181.1 million, $265.3 million and $174.3 million, respectively. As of December 31, 2020, the estimated fair values of the Operating Facility, Funding Facility I and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $142.6 million, $180.4 million and $261.4 million, respectively. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II, the convertible notes, the 2022 Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At March 31, 2021, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

March 31, 2021

4. Leverage — (continued)

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of March 31, 2021 and December 31, 2020, the components of the carrying values of the 2022 Convertible Notes were as follows:

	March 31, 2021	December 31, 2020
Principal amount of debt	$140,000,000	$140,000,000
Original issue discount, net of accretion	(616,585)	(780,203)
Carrying value of debt	$139,383,415	$139,219,797

For the three months ended March 31, 2021, the components of interest expense for the convertible notes were as follows:

	Three Months Ended March 31,
	2021	2020
Stated interest expense	$1,618,750	$1,618,750
Amortization of original issue discount	163,618	155,544
Total interest expense	$1,782,368	$1,774,294

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the three months ended March 31, 2021 and 2020.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bear interest at an annual rate of 4.125%, payable semi-annually, and all principal is due upon maturity. The 2022 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes. The 2022 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2022 Notes, and any accrued and unpaid interest. The 2022 Notes were issued at a discount to the principal amount.

On February 9, 2021, the Company issued $175.0 million of unsecured notes that mature on February 9, 2026, unless previously repurchased or redeemed in accordance with their terms. The 2026 Notes bear interest at an annual rate of 2.850%, payable semi-annually, and all principal is due upon maturity. The 2026 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes, the 2024 Notes and the 2022 Notes. The 2026 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest. The 2026 Notes were issued at a discount to the principal amount.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

4. Leverage — (continued)

As of March 31, 2021 and December 31, 2020, the components of the carrying value of the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	March 31, 2021			December 31, 2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Principal amount of debt	$175,000,000	$250,000,000	$175,000,000	$175,000,000	$250,000,000	N/A
Original issue discount, net of accretion	(188,529)	(1,992,458)	(691,271)	(221,605)	(2,182,091)	N/A
Carrying value of debt	$174,811,471	$248,007,542	$174,308,729	$174,778,395	$247,817,909	N/A

For the three months ended March 31, 2021 and 2020, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended March 31,
	2021			2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	$1,804,688	$2,437,500	$720,417	$1,804,688	$1,950,000	N/A
Amortization of original issue discount	33,075	135,633	19,229	31,725	108,770	N/A
Total interest expense	$1,837,763	$2,573,133	$739,646	$1,836,413	$2,058,770	N/A

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

Borrowings under the Operating Facility generally bear interest at a rate of LIBOR plus 2.00%. In addition to amounts due on outstanding debt, the Operating Facility accrues commitment fees of 0.50% per annum on the unused portion of the facility, or 2.25% per annum on the unused portion that is greater than 60% of the total facility, if applicable. The Operating Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2021, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of March 31, 2021, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

4. Leverage — (continued)

SBA Debentures

As of March 31, 2021, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2021, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2021 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
Pooled loans:
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
		138,000,000	2.63%	*
Non-pooled loans:
March 12, 2021	September 21, 2021	4,000,000	0.50%		0.35%
March 26, 2021	September 21, 2021	8,000,000	0.50%		0.35%
		$150,000,000

*	Weighted-average interest rate on pooled loans

SBA Debentures outstanding as of December 31, 2020 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
		$138,000,000	2.63%	*

*	Weighted-average interest rate

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2021 and December 31, 2020 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2021	December 31, 2020
2-10 Holdco, Inc.	10/31/2024	$1,002,004	$416,667
Acquia Inc.	11/1/2025	1,659,488	1,803,792
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	662,974	N/A
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Auto Trakk SPV, LLC	12/21/2021	3,193,208	3,193,208
CAREATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Dude Solutions Holdings, Inc.	6/13/2025	2,207,896	2,207,896
FinancialForce.com, Inc.	2/1/2024	9,500,000	N/A
IT Parent, LLC (Insurance Technologies)	10/1/2026	625,000	125,000
Kellermeyer Bergensons Services, LLC	11/7/2026	1,588,235	1,588,235
Khoros LLC (Lithium)	10/3/2022	1,983,364	1,322,243
Olaplex, Inc.	1/8/2025	1,340,000	1,340,000
Patient Point Network Solutions, LLC	6/26/2022	N/A	528,187
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	3/11/2026	4,000,000	N/A
ResearchGate GmBH	10/1/2022	8,286,000	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/3/2025	1,035,758	2,243,838
RigUp, Inc.	3/1/2024	N/A	9,666,667
Sandata Technologies, LLC	7/23/2024	2,250,000	2,250,000
SEP Raptor Acquisition, Inc. (Loopio)	3/31/2027	1,163,276	N/A
SEP Vulcan Acquisition, Inc. (Tasktop)	3/15/2027	1,119,498	N/A
Snow Software AB	4/17/2024	4,360,548	3,052,384
Sonny’s Enterprises, LLC	8/5/2026	4,874,854	9,208,057
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Sunland Asphalt & Construction, LLC	1/13/2022	754,506	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Team Software, Inc.	9/17/2023	2,457,847	2,457,847
Telarix, Inc.	11/19/2023	357,143	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	1,317,568	N/A
Thras.io, LLC	12/18/2026	9,939,759	9,939,759
Unanet, Inc.	5/31/2024	2,525,510	2,525,510
Xactly Corporation	7/31/2022	854,898	854,898
Total Unfunded Balances		$74,513,291	$68,821,288

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

6. Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2021 and December 31, 2020, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At March 31, 2021 and December 31, 2020, amounts reimbursable to the Advisor totaled $1.3 million and $1.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2021 and 2020, expenses allocated pursuant to the Administration Agreement totaled $0.5 million and $0.5 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2020:

2020
Shares Issued	486
Average Price Per Share	$6.25
Proceeds	$3,039

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 24, 2021, to be in effect through the earlier of two trading days after the Company’s first quarter 2021 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

7. Stockholders’ Equity and Dividends — (continued)

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2020:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	1,000,000	$6.10	*	$6,100,190

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net increase (decrease) in net assets from operations	$35,484,822	$(69,481,411)
Weighted average shares outstanding	57,767,264	58,668,432
Earnings (loss) per share	$0.61	$(1.18)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

9. Subsequent Events

On April 29, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 5, 2021, the Company’s board of directors declared a second quarter dividend of $0.30 per share payable on June 30, 2021 to stockholders of record as of the close of business on June 16, 2021.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

10. Financial Highlights

	Three Months Ended March 31,
	2021	2020
Per Common Share
Per share NAV at beginning of period	$13.24	$13.21

Investment operations:
Net investment income	0.32	0.38
Net realized and unrealized gain (loss)	0.30	(1.56)
Total from investment operations	0.62	(1.18)

Repurchase of common stock	—	0.09
Dividends to common shareholders	(0.30)	(0.36)
Per share NAV at end of period	$13.56	$11.76

Per share market price at end of period	$13.83	$6.25

Total return based on market value (1), (2)	25.7%	(53.0)%
Total return based on net asset value (1), (3)	4.7%	(8.3)%

Shares outstanding at end of period	57,767,264	57,766,912

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

10. Financial Highlights — (continued)

	Three Months Ended March 31,
	2021	2020
Ratios to average common equity: (4)
Net investment income	11.5%	11.7%
Expenses before incentive compensation	9.4%	10.2%
Expenses and incentive compensation	10.0%	10.2%

Ending common shareholder equity	$783,141,221	$679,583,911
Portfolio turnover rate	5.7%	4.7%
Weighted-average leverage outstanding	$928,100,849	$934,766,749
Weighted-average interest rate on leverage	3.9%	4.7%
Weighted-average number of common shares	57,767,264	58,668,432
Average leverage per share	$16.07	$15.93

(1)	Not annualized.
(2)

Total return based on market value equals the change in ending market value per share during share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.

(3)

Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(4)	Annualized, except for incentive compensation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended March 31, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of March 31, 2021	$104,096	$15,580	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Fiscal Year 2011	29,000	13,803	—	N/A
Preferred Interests
As of March 31, 2021	N/A	NA	N/A	N/A
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Fiscal Year 2011	134,000	49,251	20,070	N/A
Funding Facility I
As of March 31, 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of March 31, 2021	$—	$15,580	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of March 31, 2021	$150,000	$15,580	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of March 31, 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of March 31, 2021	$140,000	$1,933	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
As of March 31, 2021	$175,000	$1,933	—	N/A
Fiscal Year 2020	175,000	2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of March 31, 2021	$250,000	$1,933	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of March 31, 2021	$175,000	$1,933	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2021

11. Senior Securities (continued)

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

(4)	The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2021
Edmentum Ultimate Holdings, LLC, Class A Common Units	$867,570	$-	$1,028,057	$-	$-	$(1,028,057)	$-
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	33,104	1,324,140	-	-	-	-	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	385,384	5,181,526	-	716,001	-	-	5,897,527
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	7,401,888	-	736,692	-	-	8,138,580
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	438,161	-	88,129	-	-	526,290
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	442,508	-	89,003	-	-	531,511
TVG-Edmentum Holdings, LLC, Series A Preferred Units	828,113	27,758,980	-	2,649,337	828,114	-	31,236,431
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	483,162	13,511,732	-	1,192,384	483,161	-	15,187,277
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	12,868,247	-	2,319,030	-	-	15,187,277
Total	$2,597,333	$68,927,182	$1,028,057	$7,790,576	$1,311,275	$(1,028,057)	$78,029,033

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2021
36th Street Capital Partners Holdings, LLC, Membership Units	$892,050	$33,135,000	$-	$(1,043,000)	$-	$-	$32,092,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	1,225,033	40,834,419	-	-	-	-	40,834,419
Anacomp, Inc., Class A Common Stock	-	401,769	-	(188,329)	-	-	213,440
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 6/30/21	-	1,154,036	-	81,451	-	-	1,235,487
Conergy Asia Holdings Limited, Class B Shares	-	—	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	—	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	425,000	18,050,826	-	(50,826)	-	-	18,000,000
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	-	3,336,148	-	(3,132,861)	-	-	203,287
Kawa Solar Holdings Limited, Ordinary Shares	-	—	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	-	2,114,333	-	3,120,836	-	(3,133,333)	2,101,836
Kawa Solar Holdings Limited, Series B Preferred Shares	-	—	-	-	-	-	-
Total	$2,542,083	$99,026,531	$—	$(1,212,729)	$—	$(3,133,333)	$94,680,469

Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of more than 25% of the issuers' voting securities.

(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1)

Year Ended December 31, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2020
AGY Holding Corp., Common Stock	$—	$—	$—	$—	$—	$—	$—
AGY Holding Corp., Senior Secured 2nd Lien Notes, 11%, due 12/15/25	—	3,708,428	(8,778,822)	5,070,394	—	—	—
AGY Holding Corp., Senior Secured Delayed Draw Term Loan A, 12%, due 9/15/20	94,024	—	—	—	1,227,453	(1,227,453)	—
AGY Holding Corp., Senior Secured Delayed Draw Term Loan, 12%, due 9/15/20	59,678	1,114,120	(1,174,170)	—	60,050	—	—
AGY Holding Corp., Senior Secured Term Loan A1, 12%, due 9/15/20	97,185	—	—	—	721,296	(721,296)	—
AGY Holding Corp., Senior Secured Term Loan, 12%, due 9/15/20	155,135	5,171,151	(4,589,653)	—	156,858	(738,356)	—
Edmentum Ultimate Holdings, LLC, Class A Common Units	2,623,729	1,433,968	4,380,041	(753,742)	—	(5,060,267)	—
Edmentum Ultimate Holdings, LLC, Junior PIK Notes, 10%, due 12/9/21	1,850,985	17,609,276	—	(72,760)	1,927,179	(19,463,695)	—
Edmentum Ultimate Holdings, LLC, Senior PIK Notes, 8.5%, due 6/9/20	313,061	3,675,888	—	—	327,176	(4,003,064)	—
Edmentum Ultimate Holdings, LLC, Warrants to Purchase Class A Common Units	—	7,084,470	4,947,853	(7,084,469)	—	(4,947,854)	—
Edmentum, Inc., Junior Revolving Facility, 5%, due 6/9/20	266,556	5,235,978	—	(5)	474,037	(5,710,010)	—
Edmentum, Inc., Senior Secured 1st Lien Term Loan B, 8.5%, due 6/9/21	2,194,392	10,740,023	—	(1,173,442)	1,466,235	(11,032,816)	—
Edmentum, Inc., Senior Secured 2nd Lien Term Loan, 7% PIK, due 12/8/21	576,320	8,281,661	—	(8)	603,596	(8,885,249)	—
Edmentum, Inc., Senior Secured 2nd Lien Revolver, 5% PIK, due 12/9/21	834,028	—	—	—	5,805,188	(5,805,188)	—
Educationcity Limited (Edmentum), Senior Unsecured Promissory Note, 10%, due 8/31/20	329,098	—	—	—	3,707,423	(3,707,423)	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	169,286	1,635,903	—	—	—	(311,763)	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	—	2,476,881	—	2,704,645	—	—	5,181,526
KAGY Holding Company, Inc., Series A Preferred Stock	—	—	(1,091,199)	1,091,199	—	—	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	—	6,925,848	—	476,040	—	—	7,401,888
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	—	391,407	—	46,754	—	—	438,161
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	—	395,290	—	47,218	—	—	442,508
NEG Parent, LLC (CORE Entertainment, Inc.), Litigation Trust Units	—	—	45,038	—	—	(45,038)	—
TVG-Edmentum Holdings, LLC, Series A Preferred Units	—	—	—	155,201	27,603,779	—	27,758,980
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	—	—	—	90,570	13,421,162	—	13,511,732
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	—	—	(552,915)	13,421,162	—	12,868,247
Total	$9,563,477	$75,880,292	$(6,260,912)	$44,680	$70,922,594	$(71,659,472)	$68,927,182

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)

Year Ended December 31, 2020

Security	Dividends or Interest (2)	Fair Value at December 31, 2019	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2020
36th Street Capital Partners Holdings, LLC, Membership Units	$2,471,415	$31,682,859	$—	$1,452,141	$—	$—	$33,135,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/20	4,900,130	40,834,419	—	—	—	—	40,834,419
Anacomp, Inc., Class A Common Stock	—	1,167,640	—	(765,871)	—	—	401,769
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 10%, due 6/30/21	44,223	1,207,786	—	(390,084)	336,334	—	1,154,036
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conventional Lending TCP Holdings, LLC, Membership Units	1,436,922	14,269,948	—	(950,043)	4,730,921	—	18,050,826
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	3,289,438	—	46,710	—	—	3,336,148
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	2,208,823	—	(94,490)	—	—	2,114,333
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
United N659UA-767, LLC (Aircraft Trust Holding Company)	26,635	2,300,366	(32,062)	(134,933)	—	(2,133,371)	—
United N661UA-767, LLC (Aircraft Trust Holding Company)	11,502	2,347,314	162,012	(121,954)	—	(2,387,372)	—
Total	$8,890,827	$99,308,593	$129,950	$(958,524)	$5,067,255	$(4,520,743)	$99,026,531

Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of more than 25% of the issuers' voting securities.

(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2021

Investment	Acquisition Date
AutoAlert Acquisition Co, LLC, Warrants to Purchase LLC Interest	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Class B Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series E Preferred Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
AutoAlert Acquisition Co, LLC, Warrants to Purchase LLC Interest	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

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

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2022 (the “2022 Notes”), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), $175.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes, the “Leverage Program”). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2021, 89.0% of our total assets were invested in qualifying assets.

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

As of March 31, 2021, 0.2% of our investments were categorized as Level 1, 4.5% were categorized as Level 2, 95.3% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2021, we invested approximately $182.6 million, comprised of new investments in 9 new and 6 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $173.7 million, or 95.1% of total acquisitions, were in senior secured loans and $6.5 million (3.5% of total acquisitions) in unsecured notes. The remaining $2.4 million (1.3% of total acquisitions) was comprised of equity investments, including $1.3 million in equity interest in Edmentum. Additionally, we received approximately $95.7 million in proceeds from sales or repayments of investments during the three months ended March 31, 2021.

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

At March 31, 2021, our investment portfolio of $1,735.4 million (at fair value) consisted of 98 portfolio companies and was invested 89.6% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 83.7% in senior secured loans, 5.5% in senior secured notes, 0.4% in junior notes and 10.4% in equity investments. Our average portfolio company investment at fair value was approximately $17.7 million. Our largest portfolio company investment by value was approximately 4.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.1% of our portfolio at March 31, 2021.

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

The industry composition of our portfolio at fair value at March 31, 2021 was as follows:

Industry	Percent of Total Investments
Diversified Financial Services	14.6%
Internet Software and Services	12.2%
Professional Services	7.1%
Software	6.9%
Textiles, Apparel and Luxury Goods	6.1%
Diversified Consumer Services	5.6%
Media	4.3%
Automobiles	3.7%
Capital Markets	2.9%
Airlines	2.3%
Personal Products	2.2%
IT Services	2.1%
Insurance	1.9%
Consumer Finance	1.9%
Building Products	1.9%
Hotels, Restaurants and Leisure	1.9%
Internet and Catalog Retail	1.8%
Diversified Telecommunication Services	1.7%
Health Care Technology	1.7%
Commercial Services and Supplies	1.7%
Thrifts and Mortgage Finance	1.6%
Aerospace and Defense	1.6%
Healthcare Providers and Services	1.6%
Electrical Equipment	1.6%
Specialty Retail	1.5%
Tobacco Related	1.5%
Energy Equipment and Services	1.4%
Construction and Engineering	1.4%
Road and Rail	1.0%
Other	2.3%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.5% at March 31, 2021 and 9.6% at December 31, 2020. The weighted average effective yield of our total portfolio was 9.2% at March 31, 2021 and 9.2% at December 31, 2020. At March 31, 2021, 94.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.7% at March 31, 2021. Debt investments in two portfolio companies were on non-accrual status as of March 31, 2021, representing 0.4% of the portfolio at fair value and 0.8% at cost. At December 31, 2020, 95.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7% at December 31, 2020. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 0.5% of the portfolio at fair value and 1.2% at cost.

Results of operations

Investment income

Investment income totaled $41.2 million and $41.3 million, respectively, for the three months ended March 31, 2021 and 2020, of which $36.8 million and $40.6 million were attributable to interest and fees on our debt investments, $3.4 million and $0.4 million to dividend income, $0.0 million and $0.1 million to lease income and $0.9 million and $0.2 million to other income, respectively. Included in interest and fees on our debt investments were $0.9 million and $0.6 million of non-recurring income related to prepayments for the three months ended March 31, 2021 and 2020, respectively. Included in other income were $0.5 million and $0.0 million in amendment fees during the three months ended March 31, 2021 and 2020, respectively. The decrease in investment income in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily reflects a decrease in interest income due to the decline in LIBOR rates offset by the higher dividend income and other income received during the three months ended March 31, 2021.

Expenses

Total operating expenses for the three months ended March 31, 2021 and 2020 were $22.7 million and $19.2 million, respectively, comprised of $10.1 million and $11.0 million in interest expense and related fees, $5.9 million and $6.1 million in base management and advisory fees, $4.7 million and $0.0 million in incentive fee expense, $0.5 million and $0.5 million in administrative expenses, $0.3 million and $0.5 million in legal and professional fees, and $1.2 million and $1.1 million in other expenses, respectively. The increase in expenses in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily reflects the deferral of incentive fees related to the first quarter of 2020, partially offset by lower interest expense due to a reduction in average interest rates.

Net investment income

Net investment income was $18.4 million and $22.1 million, respectively, for the three months ended March 31, 2021 and 2020. The decrease in net investment income in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily reflects the lower expenses in the three months ended March 31, 2020 as a result of the incentive fee deferral.

Net realized and unrealized gain or loss

Net realized gain for the three months ended March 31, 2021 and 2020 was $3.1 million and $5.0 million, respectively. Net realized gain for the three months ended March 31, 2021 was comprised primarily of an $8.8 million gain from the disposition of our One Sky equity position, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint. Net realized gain for the three months ended March 31, 2020 was comprised primarily of a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned. For the three months ended March 31, 2021 and 2020, the change in net unrealized appreciation/depreciation was $13.9 million and $(96.5) million, respectively. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2021 was primarily driven by overall spread tightening and continued recovery related to the market impact of COVID-19, as well as a $6.1 million unrealized gain on our investment in Edmentum and a $5.7 million reversal of previously recognized unrealized losses on GlassPoint, partially offset by a $10.8 million reversal of previously recognized unrealized gains on One Sky. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2020 was primarily driven by spread widening and volatility across our portfolio related to the market impact of COVID-19.

Incentive compensation

Incentive fees for the three months ended March 31, 2021 and 2020 were $4.7 million and $0.0 million, respectively. For the three months ended March 31, 2021 incentive fees were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the three months ended March 31, 2021 included $0.6 million (1/6) of the First Quarter 2020 Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the three months ended March 31, 2021 and 2020.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $35.5 million and $(69.5) million for the three months ended March 31, 2021 and 2020, respectively. The net increase in net assets resulting from operations during the three months ended March 31, 2021 was primarily due to the net realized and unrealized gains during the three months ended March 31, 2021 compared to the net realized and unrealized losses in the same period in 2020, partially offset by the lower net investment income during the three months ended March 31, 2021.

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

Prior to its discontinuance effective July 7, 2020, we had offered an “opt in” dividend reinvestment plan to our common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the three months ended March 31, 2020:

2020
Shares Issued	486
Average Price Per Share	$6.25
Proceeds	$3,039

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 29, 2021, to be in effect through the earlier of two trading days after our second quarter 2021 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Shares Repurchased	N/A	1,000,000
Price Per Share *	N/A	$6.10
Total Cost	N/A	$6,100,190

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at March 31, 2021 were as follows:

	Maturity	Rate		Carrying Value *	Available	Total Capacity
Operating Facility	2024	L+2.00%	†	$104,095,520	$195,904,480	$300,000,000	‡
Funding Facility II	2025	L+2.00%	§	—	200,000,000	200,000,000	**
SBA Debentures	2024−2031	2.63%	††	150,000,000	—	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,383,415	—	139,383,415
2022 Notes ($175 million par)	2022	4.125%		174,811,471	—	174,811,471
2024 Notes ($250 million par)	2024	3.900%		248,007,542	—	248,007,542
2026 Notes ($175 million par)	2026	2.850%		174,308,729	—	174,308,729
Total leverage				990,606,677	$395,904,480	$1,386,511,157
Unamortized issuance costs				(7,624,815)
Debt, net of unamortized issuance costs				$982,981,862

*	Except for the convertible notes, the 2022 Notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
†	As of March 31, 2021, $8.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $16.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
‡	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
§	Subject to certain funding requirements
**	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
††

Weighted-average interest rate on pooled loans, excluding fees of 0.35% or 0.36%. As of March 31, 2021, $12.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.50% plus fees of 0.35% through September 21, 2021, the date of the next SBA pooling.

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019.  On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2021, the Company’s asset coverage ratio was 193%.

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

Net cash used in operating activities during the three months ended March 31, 2021 was $120.4 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $85.5 million, offset by net investment income (net of non-cash income and expenses) of approximately $34.9 million.

Net cash provided by financing activities was $114.7 million during the three months ended March 31, 2021, consisting primarily of $174.3 million in net proceeds from the issuance of unsecured debt, partially offset by $40.4 million in net repayments of credit facility draws, $17.3 million in dividends paid to common shareholders and $1.9 million in payments of debt issuance costs.

At March 31, 2021, we had $14.3 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2021, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2022 Convertible Notes, the 2022 Notes, the Operating Facility, Funding Facility II, the 2024 Notes and the 2026 Notes, mature in March 2022, August 2022, May 2024, August 2025, August 2024 and February 2026, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the three months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913

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

Recent Developments

From April 1, 2021 through May 4, 2021, the Company has invested approximately $100.6 million primarily in 7 senior secured loans with a combined effective yield of approximately 8.9%.

On April 29, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 5, 2021, the Company’s board of directors declared a second quarter dividend of $0.30 per share payable on June 30, 2021 to stockholders of record as of the close of business on June 16, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2021, 94.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2021 balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest income	Interest Expense	Net Investment Income
Up 300 basis points	$31,548,531	$(3,122,866)	$28,425,665
Up 200 basis points	16,476,163	(2,081,910)	14,394,253
Up 100 basis points	3,423,477	(1,040,955)	2,382,522
Down 100 basis points	(262,424)	197,386	(65,038)
Down 200 basis points	(262,424)	197,386	(65,038)
Down 300 basis points	(262,424)	197,386	(65,038)

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

PART II - Other Information.

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2021, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 25, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1) (4)
4.3	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee (5)
4.4	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included in Exhibit 4.3) (5)
4.5	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee (6)
4.6	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included in Exhibit 4.5) (6)
4.7	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee (7)
4.8	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee (8)
4.9	Form of Global Note of 4.125% Notes Due 2022 (included in Exhibit 4.8) (8)
4.10	Third Supplemental Indenture, dated as of February 9, 2021, by and between the Registrant and U.S. Bank National Association, as the Trustee (9)
4.11	Form of Global Note of 2.850% due 2026 (included in Exhibit 4.10) (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*

*Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018
(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on August 23, 2019
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 17, 2014.
(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 6, 2016.
(7)

Incorporated by reference to Exhibit (d)(1) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-216716), on Form N-2, filed on August 11, 2017.

(8)

Incorporated by reference to Exhibit (d)(4) to Post-Effective Amendment No. 1 to the Registrant's Registration Statement under the Securities Act of 1933 (File No. 333-216716), on Form N-2, filed on August 11, 2017.

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 9, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: May 5, 2021
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: May 5, 2021
	By:	/s/ Paul L. Davis
	Name:	Paul L. Davis
	Title:	Chief Financial Officer