Form 10-Q
period 2021-06-30
BlackRock TCP Capital Corp.
filed 2021-08-02
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 2, 2021 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2021

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,619,351,358 and $1,473,322,720, respectively)	$1,611,819,393	$1,461,610,769
Non-controlled, affiliated investments (cost of $65,554,080 and $63,114,875, respectively)	119,908,356	68,927,182
Controlled investments (cost of $133,243,969 and $136,332,302, respectively)	94,328,873	99,026,531
Total investments (cost of $1,818,149,407 and $1,672,769,897, respectively)	1,826,056,622	1,629,564,482

Cash and cash equivalents	17,881,467	20,006,580
Interest, dividends and fees receivable	20,471,329	15,571,648
Receivable for investments sold	12,419,141	278,737
Deferred debt issuance costs	5,243,761	4,984,388
Prepaid expenses and other assets	914,094	1,581,320
Total assets	1,882,986,414	1,671,987,155

Liabilities
Debt (net of deferred issuance costs of $7,003,641 and $6,308,172, respectively)	991,086,002	850,016,199
Payable for investments purchased	45,894,977	33,275,348
Interest and debt related payables	11,886,381	9,886,085
Management fees payable	6,286,786	5,753,347
Incentive fees payable	4,548,443	5,020,794
Reimbursements due to the Advisor	977,345	1,344,756
Accrued expenses and other liabilities	1,668,887	1,704,048
Total liabilities	1,062,348,821	907,000,577

Commitments and contingencies (Note 5)

Net assets	$820,637,593	$764,986,578

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$57,767	$57,767
Paid-in capital in excess of par	979,973,202	979,973,202
Distributable earnings (loss)	(159,393,376)	(215,044,391)
Total net assets	820,637,593	764,986,578
Total liabilities and net assets	$1,882,986,414	$1,671,987,155

Net assets per share	$14.21	$13.24

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$37,070,947	$34,939,196	$70,924,259	$70,928,532
Non-controlled, affiliated investments	33,471	451,965	59,568	1,004,241
Controlled investments	1,674,786	1,518,141	3,324,819	3,194,397
PIK income:
Non-controlled, non-affiliated investments	989,930	2,557,814	2,294,631	3,969,445
Non-controlled, affiliated investments	—	863,826	—	1,865,956
Dividend income:
Non-controlled, non-affiliated investments	178,767	—	998,122	—
Non-controlled, affiliated investments	1,127,927	—	2,824,587	—
Controlled investments	252,851	301,725	1,144,901	730,145
Lease income:
Controlled investments	—	—	—	38,136
Other income:
Non-controlled, non-affiliated investments	164,036	3,832,958	211,154	3,985,972
Non-controlled, affiliated investments	151,968	648,799	1,026,544	648,799
Total investment income	41,644,683	45,114,424	82,808,585	86,365,623

Operating expenses
Interest and other debt expenses	10,712,356	10,645,437	20,818,243	21,601,082
Management fees	6,425,571	5,804,143	12,368,933	11,921,185
Incentive fees	4,548,446	5,245,304	9,239,904	5,245,304
Professional fees	579,926	502,658	870,260	1,001,068
Administrative expenses	428,857	539,947	968,804	1,079,894
Director fees	295,200	208,000	545,200	440,232
Insurance expense	150,000	175,080	285,000	350,161
Custody fees	85,008	111,773	144,191	223,440
Other operating expenses	652,133	829,709	1,359,478	1,397,958
Total operating expenses	23,877,497	24,062,051	46,600,013	43,260,324

Net investment income	17,767,186	21,052,373	36,208,572	43,105,299

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(236,632)	(383,875)	1,842,683	4,410,583
Non-controlled, affiliated investments	—	—	1,028,057	—
Controlled investments	—	(32,062)	—	129,950
Net realized gain (loss)	(236,632)	(415,937)	2,870,740	4,540,533

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(3,058,802)	21,775,179	4,299,422	(51,041,046)
Non-controlled, affiliated investments	40,751,395	1,477,294	48,541,962	(16,956,732)
Controlled investments	(396,596)	2,462,358	(1,609,324)	(2,778,197)
Net change in unrealized appreciation (depreciation)	37,295,997	25,714,831	51,232,060	(70,775,975)

Net realized and unrealized gain (loss)	37,059,365	25,298,894	54,102,800	(66,235,442)

Net increase (decrease) in net assets resulting from operations	$54,826,551	$46,351,267	$90,311,372	$(23,130,143)

Basic and diluted earnings (loss) per share	$0.95	$0.80	$1.56	$(0.40)

Basic and diluted weighted average common shares outstanding	57,767,264	57,766,916	57,767,264	58,217,663

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386
Issuance of common stock from dividend reinvestment plan	486	1	3,038	—	3,039
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—	(6,100,190)
Net investment income	—	—	—	22,052,924	22,052,924
Net realized and unrealized loss	—	—	—	(91,534,335)	(91,534,335)
Dividends paid to shareholders	—	—	—	(21,155,913)	(21,155,913)
Balance at March 31, 2020	57,766,912	$57,767	$991,283,210	$(311,757,066)	$679,583,911

Issuance of common stock from dividend reinvestment plan	352	—	3,214	—	3,214
Net investment income	—	—	—	21,052,373	21,052,373
Net realized and unrealized gain	—	—	—	25,298,894	25,298,894
Dividends paid to shareholders	—	—	—	(20,796,088)	(20,796,088)
Balance at June 30, 2020	57,767,264	$57,767	$991,286,424	$(286,201,887)	$705,142,304

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)	$764,986,578
Net investment income	—	—	—	18,441,386	18,441,386
Net realized and unrealized gain	—	—	—	17,043,436	17,043,436
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2021	57,767,264	57,767	979,973,202	(196,889,748)	783,141,221

Net investment income	—	—	—	17,767,186	17,767,186
Net realized and unrealized gain	—	—	—	37,059,365	37,059,365
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2021	57,767,264	$57,767	$979,973,202	$(159,393,376)	$820,637,593

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$90,311,372	$(23,130,143)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(2,870,740)	(4,540,533)
Change in net unrealized (appreciation) depreciation of investments	(51,112,627)	70,744,059
Net amortization of investment discounts and premiums	(4,576,820)	(3,956,764)
Amortization of original issue discount on debt	721,798	596,162
Interest and dividend income paid in kind	(2,294,631)	(5,835,401)
Amortization of deferred debt issuance costs	1,843,293	1,779,300
Changes in assets and liabilities:
Purchases of investments	(415,957,330)	(193,182,052)
Proceeds from sales, maturities and pay downs of investments	280,320,010	178,695,161
Decrease (increase) in interest, dividends and fees receivable	(4,899,681)	137,425
Decrease (increase) in receivable for investments sold	(12,140,404)	1,316,667
Decrease (increase) in prepaid expenses and other assets	667,226	(1,399,574)
Increase (decrease) in payable for investments purchased	12,619,629	(12,463,402)
Increase (decrease) in incentive fees payable	(472,351)	491,633
Increase (decrease) in interest and debt related payables	2,000,296	(118,106)
Increase (decrease) in reimbursements due to the Advisor	(367,411)	(172,813)
Increase (decrease) in management fees payable	533,439	(641,770)
Increase (decrease) in accrued expenses and other liabilities	(35,161)	(686,492)
Net cash provided by (used in) operating activities	(105,710,093)	7,633,357

Financing activities
Draws on credit facilities	414,801,114	169,446,940
Repayments of credit facility draws	(448,047,140)	(152,220,304)
Payments of debt issuance costs	(2,798,136)	(1,014,766)
Dividends paid to shareholders	(34,660,358)	(41,952,001)
Repurchase of shares	—	(6,100,190)
Proceeds from issuance of unsecured notes	174,289,500	—
Proceeds from shares issued in connection with dividend reinvestment plan	—	6,253
Net cash provided by (used in) financing activities	103,584,980	(31,834,068)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(2,125,113)	(24,200,711)
Cash and cash equivalents (including restricted cash) at beginning of period	20,006,580	44,848,539
Cash and cash equivalents (including restricted cash) at end of period	$17,881,467	$20,647,828

Supplemental cash flow information
Interest payments	$15,448,562	$18,731,345

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$5,127,551	$5,079,130	$5,173,469	0.28%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$19,897,959	19,771,366	20,017,347	1.09%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$2,448,980	2,434,259	2,448,980	0.13%	N
								27,284,755	27,639,796	1.50%
Airlines
Epic Aero, Inc	Unsecured Note	Fixed	—	2.00%	2.00%	12/31/2022	$6,467,143	6,467,143	6,227,859	0.34%	N
Mesa Airlines, Inc.	Aircraft Acquisition Incremental Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$1,593,072	1,581,317	1,591,479	0.09%	N
Mesa Airlines, Inc.	Aircraft Acquisition Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$12,390,563	12,308,805	12,390,563	0.67%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.50%	8.50%	12/27/2024	$17,508,982	17,245,956	17,684,072	0.96%	N
								37,603,221	37,893,973	2.06%
Automobiles
ALCV Purchaser, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$9,092,214	8,959,951	9,037,661	0.49%	N
ALCV Purchaser, Inc.	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$—	(9,620)	(3,978)	—	K/N
Autoalert Acquisition Co, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	8.75%	10.00%	1/1/2023	$41,207,522	41,170,967	39,353,183	2.13%	N
Autoalert Acquisition Co, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	8.75%	10.00%	1/1/2023	$16,307,846	16,274,523	15,573,993	0.85%	N
								66,395,821	63,960,859	3.47%
Building Products
Porcelain Acquisition Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$6,269,665	6,145,383	6,181,889	0.33%	N
Porcelain Acquisition Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$—	(52,246)	(37,618)	—	K/N
								6,093,137	6,144,271	0.33%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	21,059,081	22,008,917	1.19%	L/N

Commercial Services and Supplies
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(S)	1.00%	6.50%	7.50%	11/7/2026	$1,416,340	1,405,300	1,388,013	0.08%	N
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(S)	1.00%	6.50%	7.50%	11/7/2026	$597,435	582,466	558,296	0.03%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.50%	7.50%	11/7/2026	$6,437,908	6,391,520	6,309,150	0.34%	N
Team Software, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	—	5.50%	5.69%	9/17/2023	$7,220,080	7,157,837	7,220,080	0.39%	N
Team Software, Inc.	First Lien Revolver	LIBOR(Q)	—	5.50%	5.69%	9/17/2023	$1,404,484	1,380,859	1,404,484	0.08%	N
Team Software, Inc.	First Lien Term Loan	LIBOR(Q)	—	5.50%	5.69%	9/17/2023	$13,167,038	13,071,888	13,167,038	0.71%	N
								29,989,870	30,047,061	1.63%

Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$247,419	247,419	247,419	0.01%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Delayed Draw Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$1,426,067	1,426,067	1,426,067	0.08%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$339,979	339,979	339,979	0.02%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.125 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$845,843	845,843	845,843	0.05%	H/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	—	10/1/2022	$1,592,934	1,591,586	589,386	0.03%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	—	10/1/2022	$4,064,721	4,064,219	1,503,947	0.08%	C/E/G/H/N
								8,515,113	4,952,641	0.27%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2022	$2,688,396	$2,687,015	$2,326,269	0.13%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2022	$14,880,410	14,878,034	12,876,019	0.69%	L/N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$2,195,079	2,154,878	2,184,104	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2022	$1,098,954	1,084,058	1,092,188	0.06%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$6,528,116	6,409,918	6,495,476	0.35%	N
								27,213,903	24,974,056	1.35%
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$15,129,090	14,830,208	15,280,381	0.83%	N
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$13,339,472	13,006,104	13,472,866	0.73%	N
								27,836,312	28,753,247	1.56%
Distributors
Colony Display LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$7,076,507	6,934,977	6,934,977	0.37%	N
Colony Display LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$—	(70,765)	(70,765)	—	K/N
								6,864,212	6,864,212	0.37%
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/30/2025	$13,468,066	13,786,916	12,933,522	0.70%	H/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$17,405,390	17,072,005	17,220,893	0.94%	N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$1,073,092	1,047,901	1,061,718	0.06%	N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(17,760)	(7,846)	—	K/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$3,012,048	2,780,707	3,210,843	0.17%	N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$14,984,940	14,633,237	15,284,639	0.83%	N
								49,303,006	49,703,769	2.70%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Incremental Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$8,334,394	8,290,967	8,286,888	0.45%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$—	(1,776)	(4,125)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/30/2025	$40,834,419	40,834,419	40,834,419	2.21%	E/F/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	9.69%	4/12/2025	$38,000,000	38,000,000	31,388,000	1.70%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$18,692,978	18,427,405	18,692,978	1.01%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$812,395	801,164	812,395	0.04%	H/N
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$17,633,544	17,311,078	17,386,674	0.94%	N
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$43,629,951	42,836,787	41,889,116	2.29%	H/N
								166,500,044	159,286,345	8.64%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,692,148	22,720,449	1.23%
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$4,016,257	3,956,317	3,949,587	0.21%	N
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$—	(163,727)	(137,261)	-0.01%	K/N
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,331,250	7,272,426	6,221,299	0.34%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$—	(2,652)	(54,071)	—	K/N
								36,754,512	32,700,003	1.77%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	—	—	12/31/2021	$2,110,141	2,110,141	993,665	0.05%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2021	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2021	$5,535,517	5,535,517	2,047,034	0.11%	D/F/H/N
								14,224,535	3,142,014	0.17%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	6.25%	6.44%	12/31/2024	$516,307	511,367	516,307	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	6.25%	6.44%	12/31/2024	$8,559,213	8,476,323	8,559,213	0.46%	N
								8,987,690	9,075,520	0.49%
Energy Equipment and Services
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	9.76%	10.76%	6/14/2023	$23,258,656	23,049,248	23,723,830	1.29%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Health Care Technology
Appriss Health, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$8,167,961	$8,010,014	$8,037,273	0.44%	N
Appriss Health, LLC	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(10,616)	(8,712)	—	K/N
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,395,757	8,294,615	8,479,715	0.46%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(6,708)	—	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$14,702,329	14,414,408	14,555,306	0.79%	N
ESO Solutions, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$—	(34,079)	(17,503)	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	9/21/2026	$1,381,944	1,351,291	1,434,458	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$5,727,820	5,699,181	5,756,459	0.31%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$20,250,000	20,050,692	20,391,750	1.10%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$—	(21,333)	—	—	K/N
								57,747,465	58,628,746	3.18%
Healthcare Providers and Services
INH Buyer, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	6/28/2028	$4,500,000	4,410,000	4,410,000	0.24%	N
TEAM Services Group	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$25,000,000	24,241,001	24,937,500	1.36%	N
Tempus (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$4,074,248	3,996,174	4,119,065	0.22%	N
Tempus (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$—	(15,090)	8,696	—	K/N
								32,632,085	33,475,261	1.82%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	9.75%	9.94%	1/26/2022	$26,536,125	26,453,659	10,614,450	0.58%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	12/20/2021	$5,648,822	5,753,482	4,931,422	0.27%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	12/20/2021	$13,510,298	13,748,891	11,794,490	0.63%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	8.25%	9.25%	12/20/2021	$671,356	683,439	586,093	0.03%	N
								46,639,471	27,926,455	1.51%
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$21,356,400	20,973,644	21,399,113	1.16%	N
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$7,454,593	7,332,125	7,469,502	0.41%	N
IT Parent, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$4,353,125	4,277,047	4,440,188	0.24%	N
IT Parent, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$554,993	544,372	566,093	0.03%	N
IT Parent, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$—	(11,014)	—	—	K/N
Peter C. Foy & Associates Insurance Services, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	3/31/2026	$1,521,628	1,446,370	1,485,642	0.08%	N
								34,562,544	35,360,538	1.92%
Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$13,749,904	13,553,203	13,887,403	0.75%	N
Live Auctioneers LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$5,371,140	5,275,870	5,424,851	0.29%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	8.75%	12/14/2028	$12,141,870	11,968,435	12,081,161	0.66%	N
								30,797,508	31,393,415	1.70%
Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	16,394,543	16,898,731	0.92%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$144,303	118,135	144,303	0.01%	N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$54,143,537	53,888,399	54,793,259	2.96%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$2,692,749	202,871	2,716,984	0.15%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,688,142	28,252,000	1.53%	L/N
FinancialForce.com, Inc.	First Lien Incremental Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$—	(80,640)	85,500	—	L/K/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,614,328	33,918,750	1.84%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,345,291	7,507,500	0.41%	N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,481,225	2,547,500	0.14%	N
McAfee, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	8.25%	9.00%	5/3/2029	$20,000,000	19,700,000	19,850,000	1.08%	N
Metricstream, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,724,035	22,688,603	1.23%	N
Metricstream, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$3,554,536	3,488,115	3,490,554	0.19%	N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,719,337	8,694,258	0.47%	L/N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$28,401,250	27,852,055	28,316,047	1.54%	N
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	(46,457)	(7,251)	—	K/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.09%	4/2/2027	$9,903,019	9,742,209	9,816,367	0.53%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(Q)	—	8.55%	8.55%	10/1/2022	$6,714,000	8,103,655	8,696,018	0.47%	H/L/N/O
								241,935,243	248,409,123	13.47%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.17%	6/2/2029	$15,000,000	$14,850,000	$14,850,000	0.80%	N
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,669,271	13,749,834	0.75%	L/N
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,960,915	4,996,644	0.27%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,712,335	2,726,918	0.15%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,914,941	6,948,120	0.38%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$—	(3,725)	—	—	K/N
								43,103,737	43,271,516	2.35%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$58,413	57,792	56,520	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$116,975	115,786	113,185	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$1,628,799	1,611,435	1,576,026	0.08%	N
								1,785,013	1,745,731	0.09%
Machinery
Sonny's Enterprises, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	8/5/2026	$3,772,595	3,700,664	3,761,278	0.20%	N
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	8/5/2026	$7,303,948	7,134,216	7,276,411	0.39%	N
Sonny's Enterprises, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	8/5/2026	$304,344	285,128	301,372	0.02%	N
								11,120,008	11,339,061	0.61%
Media
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,076,613	7,089,114	0.38%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,756,637	20,759,423	1.13%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$—	(8,977)	(9,169)	—	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$—	(3,326)	(2,731)	—	K/N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.10%	10/19/2026	$14,500,000	14,022,451	14,282,500	0.77%	G/N
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10% PIK	10.10%	5/1/2024	$126,926	126,926	126,418	0.01%	L/N
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10% PIK	10.10%	5/1/2024	$12,692,602	12,554,567	12,692,602	0.69%	L/N
								54,524,891	54,938,157	2.98%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	1.00%	9.00%	10.00%	12/13/2022	$6,067,194	5,837,397	6,067,194	0.33%	N

Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.07%	B/N

Personal Products
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,233,109	13,025,087	13,365,440	0.72%	N
Olaplex, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$5,105,295	5,060,323	5,156,348	0.28%	N
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	$—	(19,354)	—	—	K/N
Paula's Choice Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$19,750,000	19,260,525	19,651,250	1.07%	N
								37,326,581	38,173,038	2.07%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,668,444	20,556,522	20,668,444	1.12%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$—	(7,421)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	—	6/1/2025	$7,875,338	7,607,370	4,095,176	0.22%	C/G
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$10,000,000	9,901,936	9,960,000	0.54%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$16,842,565	16,569,403	17,010,991	0.92%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$2,221,925	2,182,463	2,244,144	0.12%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$3,618,193	3,512,215	3,726,739	0.20%	N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$—	(33,336)	—	—	K/N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,345	121,520	0.01%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,320,070	2,348,017	0.13%	N
iCIMS, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$353,250	347,210	352,791	0.02%	N
Jobandtalent USA, Inc (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$7,969,804	7,820,336	8,033,563	0.44%	N/H
Jobandtalent USA, Inc (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$23,909,413	23,464,480	24,100,689	1.30%	N/H
Jobandtalent USA, Inc (United Kingdom)	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$10,620,782	10,414,002	10,705,749	0.58%	H/N
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$29,000,000	28,596,414	29,638,000	1.61%	L/N
								133,372,009	133,005,823	7.21%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Real Estate Management and Development
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	6.38%	12/5/2023	$4,444,444	$4,397,529	$4,444,444	0.24%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.38%	12/5/2023	$—	(2,821)	—	—	K/N
								4,394,708	4,444,444	0.24%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.35%	5/15/2027	$19,382,324	19,067,600	19,033,443	1.03%	N
Keep Truckin, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$20,000,000	19,711,734	19,960,000	1.08%	N
								38,779,334	38,993,443	2.11%
Software
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25%Cash + 3.75%PIK	8.00%	4/13/2027	$8,723,326	8,554,305	8,601,199	0.47%	N
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25%Cash + 3.75%PIK	8.00%	4/13/2027	$—	(22,429)	(16,284)	—	K/N
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(16,822)	(12,213)	—	K/N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,156,637	3,188,631	0.17%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,328,429	23,383,293	1.27%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$265,719	250,843	265,719	0.01%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$1,745,061	1,722,586	1,753,786	0.10%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$14,835,302	14,638,042	14,909,478	0.81%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$590,882	574,913	590,882	0.03%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$815,728	804,980	819,806	0.04%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$1,281,602	1,265,034	1,288,010	0.07%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$280,293	272,530	283,802	0.02%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$388,213	381,440	390,154	0.02%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$10,469,484	10,267,617	10,406,667	0.56%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$—	(22,295)	(6,980)	—	H/K/N
SEP Vulcan Acquisition, Inc (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$7,836,483	7,684,262	7,820,810	0.42%	H/N
SEP Vulcan Acquisition, Inc (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(21,312)	(2,239)	—	H/K/N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$10,373,317	10,247,124	10,477,050	0.57%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$11,543,865	11,388,836	11,774,743	0.64%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	7/21/2021	$4,477,328	4,472,424	4,477,328	0.24%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$—	(50,473)	—	—	K/N
Superman Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.39%	6.39%	8/31/2027	$8,776,103	8,583,985	8,951,626	0.49%	N
Superman Holdings, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	5.39%	6.39%	8/31/2027	$1,555,975	1,517,786	1,587,094	0.09%	N
Superman Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	5.39%	6.39%	8/31/2026	$—	(27,073)	—	—	K/N
Syntellis Performance Solutions, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$21,295,019	20,722,787	21,720,920	1.18%	N
Backoffice Associates Holdings, LLC	First Lien Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	4/30/2026	$—	(49,730)	(41,150)	—	K/N
Backoffice Associates Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	4/30/2026	$12,859,398	12,483,060	12,550,773	0.68%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$13,496,557	13,257,002	13,564,040	0.74%	N
								155,364,488	158,726,945	8.62%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.50%	2/12/2025	$436,634	417,075	425,719	0.02%	N
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,506,641	20,994,000	1.15%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$3,752,765	3,726,237	3,752,765	0.20%	N
								23,649,953	25,172,484	1.37%
Textiles, Apparel and Luxury Goods
WH Buyer, LLC (Anne Klein)	Senior Secured Incremental FILO Lien Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	12/31/2025	$4,123,779	4,083,085	4,206,254	0.23%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental FILO Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	12/31/2025	$7,903,889	7,829,479	8,061,967	0.44%	N
WH Buyer, LLC (Anne Klein)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.45%	8.45%	12/31/2025	$27,664,640	27,454,886	28,217,933	1.54%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.45%	8.45%	12/31/2025	$5,307,692	5,265,232	5,413,846	0.29%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	9.50%	10.50%	12/28/2023	$17,504,750	17,438,121	17,399,722	0.94%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$17,989,003	17,736,319	18,312,805	0.99%	N
								79,807,122	81,612,527	4.43%
Thrifts and Mortgage Finance
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/13/2022	$2,857,143	2,842,726	2,857,143	0.15%	N

Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$26,277,995	26,133,970	26,120,327	1.42%	N

Trading Companies & Distributors
Whele LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	10/15/2025	$13,953,759	14,092,213	14,093,293	0.76%	N

Total Debt Investments - 195.9% of Net Assets								1,635,447,066	1,607,949,318	87.20%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	$2,910,423	$2,353,211	0.13%	D/E/N

Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	287	645,121	1,047,692	0.06%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock		1,786,785	485,322	242,825	0.01%	D/E/N
AGY Equity, LLC	Class B Preferred Stock		1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock		982,732	—	—	—	D/E/N
				485,322	242,825	0.01%
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	—	—	D/H/N/O

Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Stock	4/28/2028	516	—	541,369	0.03%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series A Preferred Stock		29,142,690	29,142,690	52,435,658	2.85%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Stock		14,321,453	14,321,453	25,494,730	1.38%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Stock		13,421,162	13,421,162	25,494,730	1.38%	B/D/E/N
				56,885,305	103,966,487	5.64%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	31,639,000	1.72%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		19,045,869	19,045,869	18,500,000	1.00%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	1,052,170	0.06%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		13,524,031	13,524,031	13,623,790	0.74%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	807,476	0.04%	D/E/N/H
				55,229,802	65,622,436	3.56%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E/N
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	210,000	0.01%	D/E/N
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	10,000	—	D/E/N
				11,098,416	220,000	0.01%
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units		9,018,947	8,509,514	9,107,770	0.49%	N
TCFI Amteck Holdings, LLC	Common Units		362,513	395,336	2,887,497	0.16%	D/N
				8,904,850	11,995,267	0.65%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	275,000	0.01%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Common Stock		49,792	$1,543,054	$4,024,687	0.23%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	1,125,000	287,985	579,264	0.03%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	1,101,571	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	1,690,819	0.09%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	1,450,327	0.08%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	431,322	0.02%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	115,000	0.01%	D/E/H/N/O
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,400,000	0.29%	D/E/N
				3,501,826	14,792,990	0.81%

IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	70,890	—	D/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36	—	493,259	0.03%	D/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	8,699,274	0.48%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	602,555	0.03%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	608,534	0.03%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	141,649	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	D/E/H/N
				3,311,252	10,097,155	0.55%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	5,248,735	0.28%	B/D/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	213,440	0.01%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	962,482	0.05%	D/E/N

Software
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	505,435	0.03%	D/E/N

Total Equity Securities - 26.6% of Net Assets				182,702,341	218,107,304	11.83%

Total Investments - 222.5% of Net Assets				$1,818,149,407	$1,826,056,622	99.03%

Cash and Cash Equivalents - 2.2% of Net Assets					$17,881,467	0.97%

Total Cash and Investments - 224.7% of Net Assets					$1,843,938,089	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2021

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $418,251,961 and $280,320,010, respectively, for the six months ended June 30, 2021. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of June 30, 2021 was $1,751,426,809 or 95.0% of total cash and investments of the Company. As of June 30, 2021, approximately 11.3% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

At June 30, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$4,024,687	$4,024,687
2	Other direct and indirect observable market inputs (3)	26,815,625	—	—	26,815,625
3	Independent third-party valuation sources that employ significant unobservable inputs	1,485,823,942	95,309,751	212,285,228	1,793,418,921
3	Advisor valuations with significant unobservable inputs	—	—	1,797,389	1,797,389
Total		$1,512,639,567	$95,309,751	$218,107,304	$1,826,056,622

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,322,269,374	Income approach	Discount rate	4.6% - 18.3% (9.1%)
	117,672,031	Market quotations	Indicative bid/ask quotes	1 (1)
	29,356,109	Market comparable companies	Revenue multiples	1.3x - 4.3x (3.0x)
	16,526,428	Market comparable companies	EBITDA multiples	6.5x - 6.8x (6.7x)
Other Corporate Debt	53,428,665	Income approach	Discount rate	7.6% - 18.3% (9.3%)
	40,834,419	Market comparable companies	Book value multiples	1.4x (1.4x)
	1,046,667	Market comparable companies	Revenue multiples	4.3x (4.3x)
Equity	30,841,156	Market quotations	Indicative bid/ask quotes	1 (1)
	18,383,850	Option Pricing Model	EBITDA/Revenue multiples	3.0x - 8.0x (6.0x)
			Implied volatility	35.0% - 70.0% (53.0%)
			Term	0.8 years - 4.0 years (1.7 years)
	676,265	Market comparable companies	Revenue multiples	0.7x - 1.9x (1.2x)
	117,866,386	Market comparable companies	EBITDA multiples	6.5x - 15.5x (14.4x)
	31,639,000	Market comparable companies	Book value multiples	1.4x (1.4x)
	14,675,960	Other (2)	N/A	N/A
$1,795,216,310

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,381,849,863	$95,586,670	$175,789,101	$1,653,225,634
Net realized and unrealized gains (losses)	(736,375)	(300,682)	35,839,795	34,802,738
Acquisitions (1)	236,614,750	13,011	1,351,695	237,979,456
Dispositions	(156,890,501)	10,752	(695,363)	(157,575,112)
Transfers into Level 3	24,986,205	—	—	24,986,205
Transfers out of Level 3 (2)	—	—	—	—
Ending balance	$1,485,823,942	$95,309,751	$212,285,228	$1,793,418,921

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$178,088	$(300,682)	$35,834,779	$35,712,185

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,798,587	$1,798,587
Net realized and unrealized gains (losses)	—	—	(1,198)	(1,198)
Dispositions	—	—	—	—
Ending balance	$—	$—	$1,797,389	$1,797,389

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,198)	$(1,198)

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,281,636,688	$95,923,481	$179,525,253	$1,557,085,422
Net realized and unrealized gains (losses)	5,164,269	(664,476)	42,097,051	46,596,844
Acquisitions (1)	410,500,700	29,360	3,757,525	414,287,585
Dispositions	(210,984,973)	21,386	(13,094,601)	(224,058,188)
Transfers into Level 3	24,986,205	-	-	24,986,205
Transfers out of Level 3 (2)	(25,478,947)	-	-	(25,478,947)
Ending balance	$1,485,823,942	$95,309,751	$212,285,228	$1,793,418,921

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,805,030	$(664,475)	$43,737,380	$50,877,935

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,060,061	$2,060,061
Net realized and unrealized gains (losses)	—	—	(195,546)	(195,546)
Dispositions	—	—	(67,126)	(67,126)
Ending balance	$—	$—	$1,797,389	$1,797,389

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(191,379)	$(191,379)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (continued)

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$3,175,236	$3,175,236
2	Other direct and indirect observable market inputs *	67,243,763	—	—	67,243,763
3	Independent third-party valuation sources that employ significant unobservable inputs	1,281,636,688	95,923,481	179,525,253	1,557,085,422
3	Advisor valuations with significant unobservable inputs	—	—	2,060,061	2,060,061
Total		$1,348,880,451	$95,923,481	$184,760,550	$1,629,564,482

*	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,128,076,031	Income approach	Discount rate	5.2% - 18.0% (9.3%)
	104,635,137	Market quotations	Indicative bid/ask quotes	1 (1)
	32,822,501	Market comparable companies	Revenue multiples	1.4x - 4.5x (3.1x)
	16,103,019	Market comparable companies	EBITDA multiples	6.0x - 6.9x (6.8x)
Other Corporate Debt	53,957,531	Income approach	Discount rate	7.1% - 18.0% (10.3%)
	40,834,419	Market comparable companies	Book value multiples	1.5x (1.5x)
	1,131,531	Market comparable companies	Revenue multiples	4.3x (4.3x)
Equity	8,117,073	Income approach	Discount rate	9.5% - 18.0% (9.5%)
	72,336,690	Market quotations	Indicative bid/ask quotes	1 (1)
	14,332,807	Option Pricing Model	EBITDA/Revenue multiples	6.4x (6.4x)
			Implied volatility	35.0% - 70.0% (49.5%)
			Term	1.5 years - 3.5 years (2.3 years)
	1,316,936	Market comparable companies	Revenue multiples	0.7x - 4.3x (1.0x)
	33,010,028	Market comparable companies	EBITDA multiples	6.0x - 9.8x (7.0x)
	33,135,000	Market comparable companies	Book value multiples	1.5x (1.5x)
	19,336,780	Other (2)	N/A	N/A
$1,559,145,483

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,415,719,227	$76,453,725	$100,870,636	$1,593,043,588
Net realized and unrealized gains (losses)	7,518,793	2,219,230	6,019,674	15,757,697
Acquisitions (1)	47,332,376	19,389,483	2,274,771	68,996,630
Dispositions	(107,507,197)	10,752	(2,248,545)	(109,744,990)
Ending balance	$1,363,063,199	$98,073,190	$106,916,536	$1,568,052,925

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$8,927,369	$2,219,230	$6,430,852	$17,577,451

(1)	Includes payments received in kind and accretion of original issue and market discounts

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$3,013,165	$3,013,165
Net realized and unrealized gains (losses)	—	—	(758,497)	(758,497)
Ending balance	$—	$—	$2,254,668	$2,254,668

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(758,500)	$(758,500)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829	$1,510,449,531
Net realized and unrealized gains (losses)	(43,883,143)	(7,289,648)	(9,813,732)	(60,986,523)
Acquisitions (1)	162,770,292	19,400,235	14,792,180	196,962,707
Dispositions	(152,106,169)	—	(10,056,741)	(162,162,910)
Transfers into Level 3 (2)	83,790,120	—	—	83,790,120
Ending balance	$1,363,063,199	$98,073,190	$106,916,536	$1,568,052,925

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(42,259,597)	$(7,289,649)	$(9,240,215)	$(58,789,461)

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of five investments that were transferred from Level 2 due to reduced trading volumes

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,318,128	$2,318,128
Net realized and unrealized gains (losses)	—	—	60,480	60,480
Dispositions	—	—	(123,940)	(123,940)
Ending balance	$—	$—	$2,254,668	$2,254,668

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$60,477	$60,477

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at June 30, 2021 or December 31, 2020.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.6% of total investments at June 30, 2021 and December 31, 2020, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2021

2. Summary of Significant Accounting Policies — (continued)

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

During the six months ended June 30, 2021 and 2020, the Company did not enter into any derivative transactions nor hold any derivative positions.

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are generally classified as Level 2 in the GAAP valuation hierarchy.

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

June 30, 2021

2. Summary of Significant Accounting Policies — (continued)

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

The tax returns of the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

As of December 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2020
Tax basis of investments	$1,671,848,321

Unrealized appreciation	$76,459,937
Unrealized depreciation	(118,743,776)
Net unrealized depreciation	$(42,283,839)

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective and can be adopted by all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

3. Management Fees, Incentive Fees and Other Expenses

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended June 30, 2021, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the total return hurdle in such quarter. As of June 30, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the three months ended June 30, 2021 included $0.6 million, or 1/6 of the First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2021 and December 31, 2020, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

4. Debt

Debt is comprised of convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2022 issued by the Company (the “2022 Notes”), unsecured notes due August 2024 issued by the Company (the “2024 Notes”), unsecured notes due February 2026 issued by the Company (the “2026 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being replaced by Funding Facility II on August 4, 2020, debt included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, debt also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

Total debt outstanding and available at June 30, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$79,208,243	$220,791,757	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	32,000,000	168,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.63%	(6)	150,000,000	—	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,549,804	—	139,549,804
2022 Notes ($175 million par)	2022	4.125%		174,844,853	—	174,844,853
2024 Notes ($250 million par)	2024	3.900%		248,144,731	—	248,144,731
2026 Notes ($175 million par)	2026	2.850%		174,342,012	—	174,342,012
Total leverage				998,089,643	$388,791,757	$1,386,881,400
Unamortized issuance costs				(7,003,641)
Debt, net of unamortized issuance costs				$991,086,002

(1)	Except for the convertible notes, the 2022 Notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of June 30, 2021, $8.8 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $19.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)

Weighted-average interest rate on pooled loans, excluding fees of 0.35% or 0.36%. As of June 30, 2021, $12.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.50% plus fees of 0.35% through September 21, 2021, the date of the next SBA pooling.

Total debt outstanding and available at December 31, 2020 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2024	L+2.00%	(2)	$120,454,270	$179,545,730	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	36,000,000	164,000,000	200,000,000	(5)
SBA Debentures	2024−2029	2.63%	(6)	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,219,797	—	139,219,797
2022 Notes ($175 million par)	2022	4.125%		174,778,395	—	174,778,395
2024 Notes ($250 million par)	2024	3.900%		247,871,909	—	247,871,909
Total leverage				856,324,371	$355,545,730	$1,211,870,101
Unamortized issuance costs				(6,308,172)
Debt, net of unamortized issuance costs				$850,016,199

(1)	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of December 31, 2020, $9.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
(3)	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

4. Debt — (continued)

(4)	Subject to certain funding requirements
(5)	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%

The combined weighted-average interest rates on total debt outstanding at June 30, 2021 and December 31, 2020 were 3.48% and 3.54%, respectively.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2021	2020
Interest expense	$18,170,656	$19,209,401
Amortization of deferred debt issuance costs	1,843,293	1,779,300
Commitment fees	804,294	612,381
Total	$20,818,243	$21,601,082

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $143.0 million, $180.9 million, $265.7 million and $177.9 million, respectively. As of December 31, 2020, the estimated fair values of the Operating Facility, Funding Facility I and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $142.6 million, $180.4 million and $261.4 million, respectively. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II, the convertible notes, the 2022 Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At June 30, 2021, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

June 30, 2021

4. Debt — (continued)

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of June 30, 2021 and December 31, 2020, the components of the carrying values of the 2022 Convertible Notes were as follows:

	June 30, 2021	December 31, 2020
Principal amount of debt	$140,000,000	$140,000,000
Original issue discount, net of accretion	(450,196)	(780,203)
Carrying value of debt	$139,549,804	$139,219,797

For the six months ended June 30, 2021 and 2020, the components of interest expense for the convertible notes were as follows:

	Six Months Ended June 30,
	2021	2020
Stated interest expense	$3,237,500	$3,237,500
Amortization of original issue discount	330,007	313,723
Total interest expense	$3,567,507	$3,551,223

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the six months ended June 30, 2021.

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

June 30, 2021

4. Debt — (continued)

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

As of June 30, 2021 and December 31, 2020, the components of the carrying value of the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	June 30, 2021			December 31, 2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Principal amount of debt	$175,000,000	$250,000,000	$175,000,000	$175,000,000	$250,000,000	N/A
Original issue discount, net of accretion	(155,147)	(1,855,269)	(657,988)	(221,605)	(2,128,091)	N/A
Carrying value of debt	$174,844,853	$248,144,731	$174,342,012	$174,778,395	$247,871,909	N/A

For the six months ended June 30, 2021 and 2020, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Six Months Ended June 30,
	2021			2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	$3,609,375	$4,875,000	$1,967,292	$3,609,375	$3,900,000	N/A
Amortization of original issue discount	66,456	272,824	52,511	63,743	218,696	N/A
Total interest expense	$3,675,831	$5,147,824	$2,019,803	$3,673,118	$4,118,696	N/A

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

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum.  Undrawn portions of the Operating Facility below the minimum utilization amount continue to accrue commitment fees at a rate of 0.50% per annum until the earlier of (i) March 1, 2022 and (ii) the date on which the March 2022 Convertible Notes are terminated in full, after which time they will accrue at a rate of 2.00% per annum.  The Operating Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2021, SVCP was in full compliance with such covenants.

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

June 30, 2021

4. Debt — (continued)

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of June 30, 2021, TCPC Funding II was in full compliance with such covenants.

SBA Debentures

As of June 30, 2021, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2021, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2021 were as follows:

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

June 30, 2021

4. Debt — (continued)

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

June 30, 2021

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2021 and December 31, 2020 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2021	December 31, 2020
2-10 Holdco, Inc.	10/31/2024	$723,670	$416,667
Acquia Inc.	11/1/2025	1,659,488	1,803,792
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	662,974	N/A
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
ApprissHealth, LLC (PatientPing)	5/6/2027	544,531	N/A
Aras Corporation, Inc.	4/13/2027	2,035,443	N/A
Auto Trakk SPV, LLC	12/21/2021	N/A	3,193,208
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	1,714,586	N/A
CAREATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Colony Display, LLC	6/30/2026	3,538,254	N/A
Dude Solutions Holdings, Inc.	6/13/2025	2,207,896	2,207,896
ESO Solutions, Inc.	5/3/2027	1,750,277	N/A
FinancialForce.com, Inc.	2/1/2024	9,500,000	N/A
IT Parent, LLC (Insurance Technologies)	10/1/2026	625,000	125,000
Kellermeyer Bergensons Services, LLC	11/7/2026	1,359,477	1,588,235
Khoros LLC (Lithium)	10/3/2022	1,983,364	1,322,243
MetroNet Systems Holdings, LLC	6/2/2029	8,268,764	N/A
Olaplex, Inc.	1/8/2025	1,340,000	1,340,000
Patient Point Network Solutions, LLC	6/26/2022	N/A	528,187
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	3/31/2026	2,476,800	N/A
Pluralsight, Inc.	4/6/2027	2,417,128	N/A
Porcelain Acquisition Corporation (Paramount)	4/30/2027	2,686,999	N/A
Razor Group GmbH (Germany)	4/30/2025	19,940,966	N/A
ResearchGate GmBH	10/1/2022	8,286,000	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/2/2025	1,036,763	2,243,838
RigUp, Inc.	3/1/2024	N/A	9,666,667
Sandata Technologies, LLC	7/23/2024	2,250,000	2,250,000
SEP Raptor Acquisition, Inc.	3/31/2027	1,163,276	N/A
SEP Vulcan Acquisition, Inc. (Tasktop)	3/16/2027	1,119,498	N/A
Snow Software AB	4/17/2024	4,360,548	3,052,384
Sonny’s Enterprises, LLC	8/5/2026	2,561,434	9,208,057
Space Midco, Inc. (Archibus)	12/5/2023	277,778	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Sunland Asphalt & Construction, LLC	1/13/2022	254,236	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Team Software, Inc.	9/17/2023	2,106,726	2,457,847
Telarix, Inc.	11/19/2023	357,143	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	790,541	N/A
Thras.io, LLC	12/18/2026	6,927,711	9,939,759
Unanet, Inc.	5/31/2024	2,525,510	2,525,510
Xactly Corporation	7/31/2022	854,898	854,898
Total Unfunded Balances		$105,483,858	$68,821,288

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2021 and December 31, 2020, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2021 and December 31, 2020, amounts reimbursable to the Advisor totaled $1.0 million and $1.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2021 and 2020, expenses allocated pursuant to the Administration Agreement totaled $1.0 million and $1.1 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2020:

2020
Shares Issued	838
Average Price Per Share	$7.46
Proceeds	$6,253

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 17, 2021	June 30, 2021	Regular	0.30	17,330,179
				$0.60	$34,660,358

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
				$0.72	$41,952,001

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 29, 2021, to be in effect through the earlier of two trading days after the Company’s second quarter 2021 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2020:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	1,000,000	$6.10	*	$6,100,190

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets from operations	$54,826,551	$46,351,267	$90,311,372	$(23,130,143)
Weighted average shares outstanding	57,767,264	57,766,916	57,767,264	58,217,663
Earnings (loss) per share	$0.95	$0.80	$1.56	$(0.40)

9. Subsequent Events

On July 29, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 2, 2021, the Company’s board of directors declared a third quarter dividend of $0.30 per share payable on September 30, 2021 to stockholders of record as of the close of business on September 16, 2021.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

10. Financial Highlights

	Six Months Ended June 30,
	2021	2020
Per Common Share
Per share NAV at beginning of period	$13.24	$13.21

Investment operations:
Net investment income	0.63	0.74
Net realized and unrealized gain (loss)	0.94	(1.14)
Total from investment operations	1.57	(0.40)

Repurchase of common stock	—	0.12

Dividends to common shareholders	(0.60)	(0.72)
Per share NAV at end of period	$14.21	$12.21

Per share market price at end of period	$13.82	$9.14

Total return based on market value (1), (2)	28.3%	(29.8)%
Total return based on net asset value (1), (3)	11.9%	(2.1)%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	10.5%	12.5%
Expenses before incentive fee	9.6%	10.4%
Expenses and incentive fee	10.8%	11.1%

Ending common shareholder equity	$820,637,593	$705,142,304
Portfolio turnover rate	16.2%	10.9%
Weighted-average debt outstanding	$970,475,942	$957,335,939
Weighted-average interest rate on debt	3.8%	4.0%
Weighted-average number of common shares	57,767,264	58,217,663
Average debt per share	$16.80	$16.44

(1)	Not annualized.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended June 30, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of June 30, 2021 (Unaudited)	$79,208	$15,580	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Fiscal Year 2011	29,000	13,803	—	N/A
Preferred Interests
As of June 30, 2021 (Unaudited)	N/A	NA	N/A	N/A
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Fiscal Year 2011	134,000	49,251	20,070	N/A
Funding Facility I
As of June 30, 2021 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of June 30, 2021 (Unaudited)	$32,000	$15,580	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of June 30, 2021 (Unaudited)	$150,000	$15,580	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of June 30, 2021 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of June 30, 2021 (Unaudited)	$140,000	$1,933	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
As of June 30, 2021 (Unaudited)	$175,000	$1,933	—	N/A
Fiscal Year 2020	175,000	2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of June 30, 2021 (Unaudited)	$250,000	$1,933	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of June 30, 2021 (Unaudited)	$175,000	$1,933	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2021

11. Senior Securities — (continued)

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

(4)	The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2021
Edmentum Ultimate Holdings, LLC, Class A Common Units	$867,570	$-	$1,028,057	$-	$(7,006)	$(1,021,051)	$-
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	66,575	1,324,140	-	-	-	-	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	385,384	5,181,526	-	67,209	-	-	5,248,735
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	7,401,888	-	1,297,386	-	-	8,699,274
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	438,161	-	164,394	-	-	602,555
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	442,508	-	166,026	-	-	608,534
TVG-Edmentum Holdings, LLC, Series A Preferred Units	1,690,878	27,758,980	-	23,137,758	1,538,920	-	52,435,658
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	900,292	13,511,732	-	11,082,706	900,292	-	25,494,730
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	12,868,247	-	12,626,483	-	-	25,494,730
Total	$3,910,699	$68,927,182	$1,028,057	$48,541,962	$2,432,206	$(1,021,051)	$119,908,356

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2021
36th Street Capital Partners Holdings, LLC, Membership Units	$1,144,901	$33,135,000	$-	$(1,496,000)	$-	$-	$31,639,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	2,450,065	40,834,419	-	-	-	-	40,834,419
Anacomp, Inc., Class A Common Stock	-	401,769	-	(188,329)	-	-	213,440
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 6/30/21	-	1,154,036	-	(160,371)	-	-	993,665
Conergy Asia Holdings Limited, Class B Shares	-	—	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	—	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	874,754	18,050,826	-	404,174	45,000	-	18,500,000
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	-	3,336,148	-	(3,234,833)	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	—	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	-	2,114,333	-	3,066,035	-	(3,133,334)	2,047,034
Kawa Solar Holdings Limited, Series B Preferred Shares	-	—	-	-	-	-	-
Total	$4,469,720	$99,026,531	$—	$(1,609,324)	$45,000	$(3,133,334)	$94,328,873

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

(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2021

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH (Germany), Warrants to Purchase Preferred Stock	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
AutoAlert Acquisition Co, LLC, Warrants to Purchase LLC Interest	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2021, 88.7% of our total assets were invested in qualifying assets.

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

As of June 30, 2021, 0.2% of our investments were categorized as Level 1, 1.5% were categorized as Level 2, 98.2% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended June 30, 2021, we invested approximately $235.7 million, comprised of new investments in 16 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $234.3 million, or 99.4% of total acquisitions, were in senior secured loans. The remaining $1.4 million (0.6% of total acquisitions) was comprised of equity investments, including $1.1 million in equity interest in Edmentum. Additionally, we received approximately $184.6 million in proceeds from sales or repayments of investments during the three months ended June 30, 2021.

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

During the six months ended June 30, 2021, we invested approximately $418.3 million, comprised of new investments in 25 new and 9 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $408.0 million, or 97.6% of total acquisitions, were in senior secured loans and $6.5 million, or 1.5% of total acquisitions, were in unsecured notes. The remaining $3.8 million (0.9% of total acquisitions) was comprised of equity investments, including $2.4 million in equity interest in Edmentum. Additionally, we received approximately $280.3 million in proceeds from sales or repayments of investments during the six months ended June 30, 2021.

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

At June 30, 2021, our investment portfolio of $1,826.1 million (at fair value) consisted of 108 portfolio companies and was invested 88.1% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 82.5% in senior secured loans, 5.2% in senior secured notes, 0.3% in junior notes and 11.9% in equity investments. Our average portfolio company investment at fair value was approximately $16.9 million. Our largest portfolio company investment by value was approximately 5.7% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.7% of our portfolio at June 30, 2021.

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

The industry composition of our portfolio at fair value at June 30, 2021 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.4%
Diversified Financial Services	12.3%
Software	8.7%
Diversified Consumer Services	8.4%
Professional Services	7.3%
Textiles, Apparel and Luxury Goods	4.5%
Media	3.6%
Automobiles	3.6%
Health Care Technology	3.2%
IT Services	2.4%
Airlines	2.1%
Personal Products	2.1%
Road and Rail	2.1%
Insurance	1.9%
Diversified Telecommunication Services	1.8%
Healthcare Providers and Services	1.8%
Internet and Catalog Retail	1.7%
Consumer Finance	1.6%
Commercial Services and Supplies	1.6%
Hotels, Restaurants and Leisure	1.5%
Aerospace and Defense	1.5%
Specialty Retail	1.4%
Tobacco Related	1.4%
Construction and Engineering	1.4%
Capital Markets	1.3%
Energy Equipment and Services	1.3%
Electrical Equipment	1.2%
Other	3.9%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.3% at June 30, 2021 and 9.6% at December 31, 2020. The weighted average effective yield of our total portfolio was 9.0% at June 30, 2021 and 9.2% at December 31, 2020. At June 30, 2021, 94.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.7% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 87.3% at June 30, 2021. Debt investments in three portfolio companies were on non-accrual status as of June 30, 2021, representing 0.3% of the portfolio at fair value and 0.7% at cost. At December 31, 2020, 95.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7% at December 31, 2020. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 0.5% of the portfolio at fair value and 1.2% at cost.

Results of operations

Investment income

Investment income totaled $41.6 million and $45.1 million, respectively, for the three months ended June 30, 2021 and 2020, of which $39.8 million and $40.3 million were attributable to interest and fees on our debt investments, $1.6 million and $0.3 million to dividend income and $0.3 million and $4.5 million to other income, respectively. Included in interest and fees on our debt investments were $1.8 million and $0.8 million of non-recurring income related to prepayments for the three months ended June 30, 2021 and 2020, respectively. Included in other income were $0.3 million and $3.8 million in amendment fees during the, respectively. The decrease in investment income in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily reflects a decrease in interest income due to the decline in LIBOR rates and lower other income received partially offset by the higher dividend income during the three months ended June 30, 2021.

Investment income totaled $82.8 million and $86.4 million, respectively, for the six months ended June 30, 2021 and 2020, of which $76.6 million and $81.0 million were attributable to interest and fees on our debt investments, $5.0 million and $0.7 million to dividend income and $1.2 million and $4.6 million to other income, respectively. Included in interest and fees on our debt investments were $2.7 million and $1.4 million of non-recurring income related to prepayments for the six months ended June 30, 2021, respectively. Included in other income were $0.8 million and $3.8 million in amendment fees during the six months ended June 30, 2021 and 2020, respectively. The decrease in investment income in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily reflects a decrease in interest income due to the decline in LIBOR rates and lower other income received partially offset by the higher dividend income during the six months ended June 30, 2021.

Expenses

Total operating expenses for the three months ended June 30, 2021 and 2020 were $23.9 million and $24.1 million, respectively, comprised of $10.7 million and $10.7 million in interest expense and related fees, $6.4 million and $5.8 million in base management and advisory fees, $4.5 million and $5.2 million in incentive fee expense, $0.4 million and $0.5 million in administrative expenses, $0.6 million and $0.5 million in professional fees, and $1.2 million and $1.4 million in other expenses, respectively.

Total operating expenses for the six months ended June 30, 2021 and 2020 were $46.6 million and $43.3 million, respectively, comprised of $20.8 million and $21.6 million in interest expense and related fees, $12.4 million and $11.9 million in base management and advisory fees, $9.2 million and $5.2 million in incentive fee expense, $1.0 million and $1.1 million in administrative expenses, $0.9 million and $1.0 million in professional fees, and $1.0 million and $1.1 million in other expenses, respectively. The increase in expenses in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily reflects the deferral of incentive fees related to the first quarter of 2020, partially offset by lower interest expense due to a reduction in average interest rates.

Net investment income

Net investment income was $17.8 million and $21.1 million, respectively, for the three months ended June 30, 2021 and 2020. The decrease in net investment income in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily reflects the lower expenses in the three months ended June 30, 2021 as a result of the incentive fee deferral.

Net investment income was $36.2 million and $43.1 million, respectively, for the six months ended June 30, 2021 and 2020. The decrease in net investment income in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily reflects the lower expenses in the six months ended June 30, 2020 as a result of the incentive fee deferral.

Net realized and unrealized gain or loss

Net realized loss for the three months ended June 30, 2021 and 2020 was $0.2 million and $0.4 million, respectively. For the three months ended June 30, 2021 and 2020, the change in net unrealized appreciation/depreciation was $37.3 million and $25.7 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2021 was primarily driven by $40.7 million in unrealized gains on our investment in Edmentum in addition to overall spread tightening and continued recovery related to the market impact of COVID-19, partially offset by $7.6 million in unrealized losses from Amteck and $5.3 million in unrealized losses from Fishbowl. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2020 was primarily driven by spread tightening and volatility during the three months ended June 30, 2020 after the dramatic spread widening and volatility during the three months ended March 31, 2020 related to the market impact of COVID-19.

Net realized gain for the six months ended June 30, 2021 and 2020 was $2.9 million and $4.5 million, respectively. Net realized gain for the six months ended June 30, 2021 was comprised primarily of an $8.8 million gain from the disposition of our One Sky equity position, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint. Net realized gain for the six months ended June 30, 2020 was comprised primarily of a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned.

For the six months ended June 30, 2021 and 2020, the change in net unrealized appreciation/depreciation was $51.2 million and $(70.8) million, respectively. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2021 was primarily driven by $46.8 million in unrealized gains on our investment in Edmentum and a $5.7 million reversal of previously recognized unrealized losses on GlassPoint and overall spread tightening and continued recovery related to the market impact of COVID-19, partially offset by a $10.7 million reversal of previously recognized unrealized gains on One Sky, $6.0 million in unrealized losses from Amteck and $5.0 million in unrealized losses from Fishbowl. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2020 was primarily driven by spread widening and volatility across our portfolio related to the market impact of COVID-19.

Incentive compensation

Incentive fees for the three months ended June 30, 2021 and 2020 were $4.6 million and $5.2 million, respectively, and for the six months ended June 30, 2021 and 2020 were $9.2 million and $5.2 million, respectively. For the three and six months ended June 30, 2021 and 2020 incentive fees were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the three and six months ended June 30, 2021 and 2020 included $0.6 million (1/6) of the First Quarter 2020 Catchup Amount and $1.2 million (2/6) of the First Quarter 2020 Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the six months ended June 30, 2021 and 2020.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $54.8 million and $46.4 million for the three months ended June 30, 2021 and 2020, respectively. The net increase in net assets resulting from operations during the three months ended June 30, 2021 was primarily due to the higher net realized and unrealized gains during the three months ended June 30, 2021 compared to the same period in 2020, partially offset by the lower net investment income during the three months ended June 30, 2021.

The net increase in net assets applicable to common shareholders resulting from operations was $90.3 million and $(23.1) million for the six months ended June 30, 2021 and 2020, respectively. The net increase in net assets resulting from operations during the six months ended June 30, 2021 was primarily due to the net realized and unrealized gains during the six months ended June 30, 2021 compared to the net realized and unrealized losses in the same period in 2020, partially offset by the lower net investment income during the six months ended June 30, 2021.

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

Prior to its discontinuance effective July 7, 2020, we had offered an “opt in” dividend reinvestment plan to our common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the six months ended June 30, 2020:

2020
Shares Issued	838
Average Price Per Share	$7.46
Proceeds	$6,253

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 29, 2021, to be in effect through the earlier of two trading days after our third quarter 2021 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020
Shares Repurchased	N/A	1,000,000
Price Per Share *	N/A	$6.10
Total Cost	N/A	$6,100,190

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at June 30, 2021 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$79,208,243	$220,791,757	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	32,000,000	168,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.63%	(6)	150,000,000	—	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,549,804	—	139,549,804
2022 Notes ($175 million par)	2022	4.125%		174,844,853	—	174,844,853
2024 Notes ($250 million par)	2024	3.900%		248,144,731	—	248,144,731
2026 Notes ($175 million par)	2026	2.850%		174,342,012	—	174,342,012
Total leverage				998,089,643	$388,791,757	$1,386,881,400
Unamortized issuance costs				(7,003,641)
Debt, net of unamortized issuance costs				$991,086,002

(1)	Except for the convertible notes, the 2022 Notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of June 30, 2021, $8.8 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $19.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.

(6)

Weighted-average interest rate on pooled loans, excluding fees of 0.35% or 0.36%. As of June 30, 2021, $12.0 million of the outstanding amount was not yet pooled, and bore interest at a temporary rate of 0.50% plus fees of 0.35% through September 21, 2021, the date of the next SBA pooling.

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019.  On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2021, the Company’s asset coverage ratio was 189%.

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

Net cash used in operating activities during the six months ended June 30, 2021 was $105.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $135.6 million, offset by net investment income (net of non-cash income and expenses) of approximately $29.9 million.

Net cash provided by financing activities was $103.6 million during the six months ended June 30, 2021, consisting primarily of $174.3 million in net proceeds from the issuance of unsecured debt, partially offset by $33.2 million in net repayments of credit facility draws, $34.7 million in dividends paid to common shareholders and $2.8 million in payments of debt issuance costs.

At June 30, 2021, we had $17.9 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2021, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2022 Convertible Notes, the 2022 Notes, the Operating Facility, Funding Facility II, the 2024 Notes and the 2026 Notes, mature in March 2022, August 2022, May 2026, August 2025, August 2024 and February 2026, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the six months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 17, 2021	June 30, 2021	Regular	0.30	17,330,179
				$0.60	$34,660,358

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
				$0.72	$41,952,001

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

Recent Developments

On April 14, 2021, the Company filed a Form 8-K and issued a press release announcing that Paul L. Davis would be stepping down as Chief Financial Officer effective June 3, 2021. On April 13, the Company's Board of Directors appointed Erik L. Cuellar as Chief Financial Officer effective June 3, 2021. On June 1, 2021, the Company filed a Form 8-K and issued a press release announcing that Howard M. Levkowitz will be stepping down as Chief Executive Officer effective as of the close of business on August 5, 2021 and will be stepping down as a Director and Chairman of the Company's board of directors effective as of the close of business on September 30, 2021. On June 1, 2021, the Company's Board of Directors appointed Rajneesh Vig as Chief Executive Officer effective August 5, 2021 and appointed Mr. Vig as Chairman of the Board effective September 30, 2021.  The Board also appointed Philip M. Tseng as Chief Operating Officer effective August 5, 2021 and as President of the Company effective September 30, 2021. On August 2, 2021, Kathleen A. Corbet retired from our board of directors.

From July 1, 2021 through July 30, 2021, the Company has invested approximately $61.2 million primarily in 5 senior secured loans with a combined effective yield of approximately 9.1%.

On July 29, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 2, 2021, the Company’s board of directors declared a third quarter dividend of $0.30 per share payable on September 30, 2021 to stockholders of record as of the close of business on September 16, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2021, 94.3% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 87.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2021 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Basis Point Change ($ in millions, except per share data)
Up 300 basis points	$33,049,022	$0.57
Up 200 basis points	17,881,729	0.31
Up 100 basis points	4,527,902	0.08
Down 100 basis points	(503,389)	(0.01)
Down 200 basis points	(503,389)	(0.01)
Down 300 basis points	(503,389)	(0.01)

Item 4. Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

PART II - Other Information.

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2021, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 25, 2021, except as below.

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses that may have a material adverse effect on our or a portfolio company's business, results of operations and financial condition.

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our Advisor and other service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Our portfolio companies similarly are dependent on the effectiveness of the information and cybersecurity policies that they and their service providers maintain. An externally caused information security incident, such as a hacker attack, ransomware attack, virus, phishing scam or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential or competitive information. Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

There have been a number of recent highly publicized cases of companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments.

Our Advisor has been the target of attempted cyber-attacks, as well as the co-opting of its brand to create fraudulent websites, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt our Advisor’s operations and cause financial losses. Although our Advisor takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. Moreover, due to the complexity and interconnectedness of our Advisor’s systems, the process of upgrading or patching our Advisor’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for external stakeholders who rely upon, or have exposure to, our Advisor’s systems.

In addition, due to our Advisor’s and other service providers’ interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, our Advisor and other service providers may be adversely affected if any of them are subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile and cloud technologies.

Our Advisor and other service providers also routinely transmit and receive personal, confidential or proprietary information by email and other electronic means. Our Advisor and other service providers collaborate with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, our Advisor or our other service providers cannot ensure that they or such third parties have all appropriate controls in place to protect the confidentiality of such information.

Our portfolio companies also have been the target of cyber-attacks, including ransomware attacks, that have affected their ability to conduct ordinary business operations or may subject them to liability to third-party suppliers, vendors or customers.  Such cyber-attacks may materially and adversely affect their business results and the value of our investment in them.

Any information security incident or cyber-attack against our Advisor, our other service providers or third parties with whom they are connected or our portfolio companies, including any theft, interception, mishandling or misuse of personal, confidential or proprietary corporate information or other assets, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may have a material adverse effect on our business, results of operations and financial condition.

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
10.1

Omnibus Amendment to Loan Documents, dated June 22, 2021, by and among Special Value Continuation Partners LLC, the subsidiary guarantors party thereto, ING Capital LLC, as administrative agent, arranger and bookrunner and the lenders party thereto (10)

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

(9)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 9, 2021.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: August 2, 2021
	By:	/s/ Howard M. Levkowitz
	Name:	Howard M. Levkowitz
	Title:	Chief Executive Officer
Date: August 2, 2021
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer