Form 10-Q
period 2021-09-30
BlackRock TCP Capital Corp.
filed 2021-11-03
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 3, 2021 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (unaudited) and December 31, 2020	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	3

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2021 (unaudited) and December 31, 2020	6

	Notes to Consolidated Financial Statements (unaudited)	23

	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2021 (unaudited) and year ended December 31, 2020	47

	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2021 (unaudited) and December 31, 2020	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	67

Part II.	Other Information

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,583,532,605 and $1,473,322,720, respectively)	$1,577,986,058	$1,461,610,769
Non-controlled, affiliated investments (cost of $36,910,529 and $63,114,875, respectively)	81,655,989	68,927,182
Controlled investments (cost of $138,743,968 and $136,332,302, respectively)	97,736,134	99,026,531
Total investments (cost of $1,759,187,102 and $1,672,769,897, respectively)	1,757,378,181	1,629,564,482

Cash and cash equivalents	36,587,629	20,006,580
Interest, dividends and fees receivable	21,609,069	15,571,648
Receivable for investments sold	10,961,011	278,737
Deferred debt issuance costs	4,951,369	4,984,388
Prepaid expenses and other assets	2,019,664	1,581,320
Total assets	1,833,506,923	1,671,987,155

Liabilities
Debt (net of deferred issuance costs of $7,393,385 and $6,308,172, respectively)	977,842,119	850,016,199
Payable for investments purchased	30,965,213	33,275,348
Incentive fees payable	4,744,532	5,020,794
Interest and debt related payables	3,371,130	9,886,085
Reimbursements due to the Advisor	630,581	1,344,756
Management fees payable	—	5,753,347
Accrued expenses and other liabilities	1,749,255	1,704,048
Total liabilities	1,019,302,830	907,000,577

Commitments and contingencies (Note 5)

Net assets	$814,204,093	$764,986,578

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$57,767	$57,767
Paid-in capital in excess of par	979,973,202	979,973,202
Distributable earnings (loss)	(165,826,876)	(215,044,391)
Total net assets	814,204,093	764,986,578
Total liabilities and net assets	$1,833,506,923	$1,671,987,155

Net assets per share	$14.09	$13.24

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$37,697,276	$34,362,132	$108,621,535	$105,290,665
Non-controlled, affiliated investments	33,840	1,047,031	93,408	2,051,272
Controlled investments	1,645,938	1,225,033	4,970,757	4,419,429
PIK income:
Non-controlled, non-affiliated investments	1,165,160	2,275,382	3,459,791	6,244,827
Non-controlled, affiliated investments	—	913,580	—	2,779,536
Dividend income:
Non-controlled, non-affiliated investments	64,136	—	1,062,258	—
Non-controlled, affiliated investments	1,227,706	—	4,052,293	—
Controlled investments	623,218	1,270,626	1,768,119	2,000,771
Lease income:
Controlled investments	—	—	—	38,136
Other income:
Non-controlled, non-affiliated investments	190,329	1,753,914	401,483	5,739,886
Non-controlled, affiliated investments	68,475	—	1,095,019	648,799
Total investment income	42,716,078	42,847,698	125,524,663	129,213,321

Operating expenses
Interest and other debt expenses	10,518,017	9,729,241	31,336,260	31,330,324
Management fees	6,769,543	5,883,493	19,138,476	17,804,678
Incentive fees	4,744,532	5,048,103	13,984,436	10,293,407
Professional fees	506,071	437,127	1,376,331	1,438,195
Administrative expenses	407,669	539,947	1,376,473	1,619,841
Director fees	220,786	220,557	765,986	660,789
Insurance expense	149,839	175,080	434,839	525,241
Custody fees	97,676	106,209	241,867	329,649
Other operating expenses	610,350	585,228	1,969,828	1,983,186
Total operating expenses	24,024,483	22,724,985	70,624,496	65,985,310

Net investment income	18,691,595	20,122,713	54,900,167	63,228,011

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	2,856,902	(2,077,025)	4,699,586	2,333,558
Non-controlled, affiliated investments	5,068,545	(15,918,435)	6,096,601	(15,918,435)
Controlled investments	—	—	—	129,950
Net realized gain (loss)	7,925,447	(17,995,460)	10,796,187	(13,454,927)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	2,187,483	23,326,541	6,486,904	(27,714,505)
Non-controlled, affiliated investments	(9,608,818)	22,255,450	38,933,146	5,298,718
Controlled investments	(2,092,739)	1,243,968	(3,702,063)	(1,534,229)
Net change in unrealized appreciation (depreciation)	(9,514,074)	46,825,959	41,717,987	(23,950,016)

Net realized and unrealized gain (loss)	(1,588,627)	28,830,499	52,514,174	(37,404,943)

Realized loss on extinguishment of debt	(6,206,289)	(2,436,913)	(6,206,289)	(2,436,913)

Net increase (decrease) in net assets resulting from operations	$10,896,679	$46,516,299	$101,208,052	$23,386,155

Basic and diluted earnings (loss) per share	$0.19	$0.81	$1.75	$0.40

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264	57,767,264	58,066,434

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)	$764,986,578
Net investment income	—	—	—	18,441,386	18,441,386
Net realized and unrealized gain	—	—	—	17,043,436	17,043,436
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2021	57,767,264	57,767	979,973,202	(196,889,748)	783,141,221

Net investment income	—	—	—	17,767,186	17,767,186
Net realized and unrealized gain	—	—	—	37,059,365	37,059,365
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2021	57,767,264	$57,767	$979,973,202	$(159,393,376)	$820,637,593

Net investment income	—	—	—	18,691,595	18,691,595
Net realized and unrealized loss	—	—	—	(1,588,627)	(1,588,627)
Realized loss on extinguishment of debt	—	—	—	(6,206,289)	(6,206,289)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at September 30, 2021	57,767,264	$57,767	$979,973,202	$(165,826,876)	$814,204,093

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)	$776,318,386
Issuance of common stock from dividend reinvestment plan	486	1	3,038	—	3,039
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—	(6,100,190)
Net investment income	—	—	—	22,052,924	22,052,924
Net realized and unrealized loss	—	—	—	(91,534,335)	(91,534,335)
Dividends paid to shareholders	—	—	—	(21,155,913)	(21,155,913)
Balance at March 31, 2020	57,766,912	$57,767	$991,283,210	$(311,757,066)	$679,583,911

Issuance of common stock from dividend reinvestment plan	352	—	3,214	—	3,214
Net investment income	—	—	—	21,052,373	21,052,373
Net realized and unrealized gain	—	—	—	25,298,894	25,298,894
Dividends paid to shareholders	—	—	—	(20,796,088)	(20,796,088)
Balance at June 30, 2020	57,767,264	$57,767	$991,286,424	$(286,201,887)	$705,142,304

Net investment income	—	—	—	20,122,713	20,122,713
Net realized and unrealized gain	—	—	—	28,830,499	28,830,499
Realized loss on extinguishment of debt				(2,436,913)	(2,436,913)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at September 30, 2020	57,767,264	$57,767	$991,286,424	$(257,015,767)	$734,328,424

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$101,208,052	$23,386,155
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(10,796,187)	13,454,927
Realized loss on extinguishment of debt	6,206,289	2,436,913
Change in net unrealized (appreciation) depreciation of investments	(41,396,496)	23,545,215
Net amortization of investment discounts and premiums	(8,013,758)	(6,403,254)
Amortization of original issue discount on debt	1,041,983	896,286
Interest and dividend income paid in kind	(3,459,791)	(9,024,363)
Amortization of deferred debt issuance costs	2,781,330	2,635,272
Changes in assets and liabilities:
Purchases of investments	(571,652,589)	(268,627,023)
Proceeds from sales, maturities and paydowns of investments	507,505,120	267,794,042
Decrease (increase) in interest, dividends and fees receivable	(6,037,421)	1,806,831
Decrease (increase) in receivable for investments sold	(10,682,274)	1,149,394
Decrease (increase) in prepaid expenses and other assets	(438,344)	2,411
Increase (decrease) in payable for investments purchased	(2,310,135)	(6,471,484)
Increase (decrease) in incentive fees payable	(276,262)	294,432
Increase (decrease) in interest and debt related payables	(6,514,955)	(7,909,781)
Increase (decrease) in reimbursements due to the Advisor	(714,175)	(1,001,114)
Increase (decrease) in management fees payable	(5,753,347)	258,876
Increase (decrease) in accrued expenses and other liabilities	45,207	(428,745)
Net cash provided by (used in) operating activities	(49,257,753)	37,794,990

Financing activities
Draws on credit facilities	743,804,552	380,175,324
Repayments of credit facility draws	(767,666,078)	(358,518,019)
Payments of debt issuance costs	(4,173,136)	(3,475,314)
Dividends paid to shareholders	(51,990,537)	(59,282,180)
Repurchase of shares	—	(6,100,190)
Repayment of unsecured notes	(180,740,000)	—
Proceeds from issuance of unsecured notes	326,604,000	—
Proceeds from shares issued in connection with dividend reinvestment plan	—	6,253
Net cash provided by (used in) financing activities	65,838,801	(47,194,126)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	16,581,049	(9,399,136)
Cash and cash equivalents (including restricted cash) at beginning of period	20,006,580	44,848,539
Cash and cash equivalents (including restricted cash) at end of period	$36,587,629	$35,449,403

Supplemental cash flow information
Interest payments	$32,810,366	$34,765,953

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$5,127,551	$5,082,285	$5,150,510	0.29%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$19,897,959	19,779,327	19,957,653	1.11%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$2,448,980	2,435,180	2,448,980	0.14%	N
								27,296,792	27,557,143	1.54%
Airlines
Epic Aero, Inc.	Unsecured Notes	Fixed	—	2.00%	2.00%	12/31/2022	$6,506,123	6,506,123	6,349,976	0.35%	N
Mesa Airlines, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$1,416,064	1,406,554	1,416,064	0.08%	N
Mesa Airlines, Inc.	First Lien Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$10,841,743	10,777,537	10,841,743	0.60%	N
One Sky Flight, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.50%	8.50%	12/27/2024	$17,026,431	16,795,287	17,026,431	0.96%	N
								35,485,501	35,634,214	1.99%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$8,523,951	8,404,547	8,711,478	0.49%	G/N
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$—	(9,106)	—	—	G/K/N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	8.75%	10.00%	1/1/2023	$41,207,522	41,189,007	39,806,466	2.22%	N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	8.75%	10.00%	1/1/2023	$16,307,846	16,290,963	15,753,379	0.87%	N
								65,875,411	64,271,323	3.58%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$6,253,991	6,133,977	6,216,467	0.35%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$—	(50,027)	(16,122)	—	K/N
								6,083,950	6,200,345	0.35%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	21,099,107	22,008,917	1.23%	L/N

Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$7,767,802	7,652,344	7,666,821	0.43%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$—	(9,863)	(17,280)	—	K/N
								7,642,481	7,649,541	0.43%
Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$255,130	255,130	255,130	0.01%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Delayed Draw Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$1,504,881	1,504,881	1,504,881	0.09%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$350,574	323,186	350,574	0.02%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$866,989	866,989	866,989	0.05%	H/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	—	10/1/2022	$1,592,934	1,591,586	403,012	0.02%	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	—	10/1/2022	$4,064,721	4,064,219	1,028,374	0.06%	C/E/G/H/N
								8,605,991	4,408,960	0.25%
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	—	7/25/2022	$2,762,103	2,748,333	1,818,845	0.10%	C/N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	—	7/25/2022	$15,006,548	14,982,182	9,881,812	0.55%	C/L/N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR(M)	1.00%	10.00%	11.00%	7/25/2022	$368,944	368,944	368,944	0.02%	N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$2,189,564	2,151,073	2,167,668	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2022	$41,006	32,764	27,474	—	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$6,511,714	6,398,538	6,446,597	0.36%	N
								26,681,834	20,711,340	1.15%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	6/30/2026	$14,687,986	$14,409,704	$14,834,866	0.83%	N
Barri Financial Group, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$12,873,334	12,554,287	13,002,067	0.72%	N
								26,963,991	27,836,933	1.55%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$6,899,594	6,769,152	6,823,699	0.38%	N
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$—	(67,259)	(38,921)	—	K/N
								6,701,893	6,784,778	0.38%
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$24,418,325	24,727,595	24,318,098	1.35%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$4,467,084	4,467,084	6,026,096	0.34%	H/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$16,801,858	16,513,519	16,632,159	0.93%	N
Spark Networks, Inc.	First Lien Term Loan B	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$1,042,916	1,021,018	1,032,382	0.06%	N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(15,557)	(7,544)	—	K/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$9,914,785	9,693,093	10,013,933	0.56%	N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$14,947,289	14,605,989	15,096,762	0.84%	N
Thras.io, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$—	(43,938)	87,877	—	K/N
Thras.io, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$8,765,571	8,721,743	8,853,227	0.49%	N
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$20,323,258	20,495,626	20,485,845	1.14%	N
								100,186,172	102,538,835	5.71%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$8,313,506	8,273,026	8,303,529	0.46%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$—	(1,683)	(868)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/30/2025	$43,793,028	43,793,028	43,793,028	2.44%	E/F/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	9.69%	4/12/2025	$38,000,000	38,000,000	31,616,000	1.76%	H/I/N
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$17,633,544	17,319,890	17,386,674	0.97%	N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$43,629,951	42,875,066	42,787,893	2.39%	H/L/N
								150,259,327	143,886,256	8.02%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,695,467	23,901,231	1.33%
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$4,016,257	3,957,828	4,005,413	0.22%	N
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$8,268,764	8,109,039	8,246,439	0.46%	N
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,331,250	7,277,542	6,283,614	0.35%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$—	(2,375)	(51,036)	—	K/N
								45,037,501	42,385,661	2.36%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	12/31/2021	$2,110,141	2,110,141	971,298	0.05%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2021	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2021	$5,535,517	5,535,517	2,011,053	0.11%	D/F/H/N
								14,224,535	3,083,666	0.17%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$8,167,961	8,026,908	8,078,113	0.45%	N
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(10,166)	(5,990)	—	K/N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,342,620	8,249,661	8,426,046	0.47%	N
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(6,090)	—	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$14,702,329	14,420,312	14,658,222	0.82%	N
ESO Solutions, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$4,594,478	4,504,586	4,580,694	0.26%	N
ESO Solutions, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$—	(32,634)	(5,251)	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	9/21/2026	$1,378,472	1,348,883	1,430,854	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$5,727,820	5,699,181	5,802,281	0.32%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$20,250,000	20,063,934	20,452,500	1.14%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$—	(19,598)	—	—	K/N
								62,244,977	63,417,469	3.54%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	6/28/2028	$4,500,000	$4,412,417	$4,494,375	0.25%	N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$25,000,000	24,250,133	25,062,500	1.40%	G/N
Team Services Group, LLC	Second Lien Incremental Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$2,855,847	2,827,289	2,862,987	0.16%	N
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$4,064,037	3,988,441	4,145,318	0.23%	N
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$—	(14,422)	15,811	—	K/N
Tempus, LLC (Epic Staffing)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$—	(32,939)	65,878	—	K/N
								35,430,919	36,646,869	2.04%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	9.75%	9.94%	1/26/2022	$26,805,688	26,760,830	10,534,635	0.59%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	12/20/2021	$5,648,822	5,753,482	4,987,910	0.28%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	12/20/2021	$13,510,298	13,753,534	11,929,593	0.66%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	8.25%	9.25%	12/20/2021	$671,356	683,468	592,807	0.03%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	9/24/2024	$373,829	304,175	373,829	0.02%	N
								47,255,489	28,418,774	1.58%
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$21,356,400	20,984,240	21,569,964	1.20%	N
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$7,454,593	7,334,537	7,529,139	0.43%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$4,342,188	4,268,807	4,385,609	0.24%	N
IT Parent, LLC (Insurance Technologies)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$553,599	543,359	559,135	0.03%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$166,667	156,137	166,667	0.01%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	3/31/2026	$3,988,428	3,916,222	4,028,312	0.22%	N
								37,203,302	38,238,826	2.13%
Internet and Catalog Retail
Live Auctioneers, LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	1.00%	6.76%	7.76%	5/21/2025	$13,714,828	13,527,297	13,851,976	0.77%	N
Live Auctioneers, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.76%	7.76%	5/21/2025	$5,357,645	5,266,992	5,411,221	0.30%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	8.75%	12/14/2028	$12,141,870	11,970,982	12,157,047	0.68%	G/N
								30,765,271	31,420,244	1.75%
Internet Software and Services
Acquia, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	16,404,656	16,773,864	0.94%	N
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$144,303	119,592	144,303	0.01%	N
Acquia, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$7,906,722	7,749,145	7,966,023	0.44%	N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$54,490,191	54,256,480	55,089,583	3.08%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$2,758,653	268,775	2,780,722	0.16%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,710,802	28,252,000	1.57%	L/N
FinancialForce.com, Inc.	First Lien Incremental Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$9,500,000	9,427,453	9,585,500	0.53%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,636,413	33,885,000	1.89%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,372,927	7,507,500	0.42%	N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,483,315	2,537,500	0.14%	N
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$20,000,000	19,713,573	20,000,000	1.11%	G/N
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,745,800	22,711,707	1.27%	N
MetricStream, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$3,554,536	3,492,052	3,494,109	0.19%	N
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,721,794	8,738,168	0.49%	L/N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$28,401,250	27,865,728	28,429,652	1.58%	N
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	(44,460)	—	—	K/N
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$4,181,622	4,101,795	4,185,804	0.23%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.09%	4/2/2027	$9,903,019	9,746,120	9,903,019	0.55%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(Q)	—	8.55%	8.55%	10/1/2022	€6,714,000	8,137,143	8,583,588	0.48%	H/L/N/O
								263,909,103	270,568,042	15.08%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.17%	5/28/2029	$15,000,000	$14,855,145	$15,210,000	0.85%	N
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,697,567	13,721,972	0.76%	L/N
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,968,102	4,996,644	0.28%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,715,165	2,726,918	0.15%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,921,265	6,948,120	0.39%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$—	(2,864)	—	—	K/N
								43,154,380	43,603,654	2.43%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$59,527	58,952	57,694	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$119,208	118,122	115,536	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$1,660,226	1,644,137	1,609,091	0.09%	N
								1,821,211	1,782,321	0.10%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$3,763,116	3,692,840	3,796,985	0.21%	N
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$9,155,872	8,993,094	9,238,274	0.51%	N
Sonny's Enterprises, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$988,356	969,934	997,251	0.06%	N
								13,655,868	14,032,510	0.78%
Media
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,085,931	7,117,641	0.40%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,777,530	20,842,961	1.16%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$—	(7,194)	(3,056)	—	K/N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$—	(2,666)	(910)	—	K/N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.08%	10/19/2026	$14,500,000	14,006,587	13,986,483	0.78%	G/N
Quora, Inc.	First Lien Term Loan PIK (4.0% Exit Fee)	Fixed	—	10.10% PIK	10.10%	5/1/2024	$126,926	126,926	126,418	0.01%	L/N
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10% PIK	10.10%	5/1/2024	$12,692,602	12,560,062	12,616,447	0.70%	L/N
								54,547,176	54,685,984	3.05%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	1.00%	9.00%	10.00%	12/13/2022	$2,718,931	2,631,324	2,718,931	0.15%	N

Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.07%	B/N

Personal Products
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,233,109	13,033,568	13,365,440	0.74%	N
Olaplex, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$5,072,567	5,029,504	5,123,292	0.29%	N
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	$—	(17,989)	—	—	K/N
								18,045,083	18,488,732	1.03%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,616,514	20,530,384	20,616,514	1.15%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$—	(5,903)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	—	6/1/2025	$8,146,376	7,567,314	4,317,579	0.24%	C/G
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$10,000,000	9,903,695	10,020,000	0.56%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	6/13/2025	$16,800,247	16,541,682	16,968,250	0.95%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	6/13/2025	$2,216,342	2,178,781	2,238,506	0.12%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	6/13/2025	$3,609,113	3,509,019	3,681,296	0.21%	N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	6/13/2025	$—	(31,241)	—	—	K/N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,437	121,423	0.01%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,322,076	2,346,136	0.13%	N
iCIMS, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$353,250	347,628	352,508	0.02%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$7,969,804	7,826,194	8,073,412	0.45%	H/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$23,909,413	23,485,532	24,220,236	1.35%	H/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$10,620,782	10,426,129	10,758,853	0.60%	H/N
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$29,000,000	28,625,541	29,522,000	1.64%	L/N
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	8/17/2026	$2,666,667	2,649,019	2,686,667	0.15%	N
								135,996,287	135,923,380	7.58%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$4,666,667	4,666,667	4,657,333	0.26%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Road and Rail
Keep Truckin, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$20,000,000	$19,724,628	$20,000,000	1.12%	N
Keep Truckin, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$9,880,937	9,738,949	9,880,937	0.55%	N
								29,463,577	29,880,937	1.67%
Software
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25%Cash + 3.75%PIK	8.00%	4/13/2027	$8,806,016	8,641,599	8,735,568	0.49%	N
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75%PIK	8.00%	4/13/2027	$—	(21,467)	(9,305)	—	K/N
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(16,100)	(6,979)	—	K/N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,159,082	3,188,631	0.18%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,331,699	23,383,293	1.29%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$265,719	251,092	265,719	0.01%	N
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$2,833,333	2,790,899	2,790,833	0.16%	N
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(4,123)	(4,167)	—	K/N
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(4,123)	(4,167)	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$1,763,279	1,737,483	1,772,095	0.10%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$1,523,250	1,502,751	1,530,866	0.09%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$4,434,666	4,358,338	4,456,839	0.25%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$16,732,396	16,312,232	16,816,058	0.94%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$—	(15,047)	—	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00%Cash +3.00%PIK	8.00%	5/2/2025	$—	(35,972)	10,459	—	K/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$10,469,484	10,272,917	10,511,362	0.59%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$—	(21,334)	—	—	H/K/N
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$7,836,483	7,688,518	7,914,848	0.44%	H/N
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(20,387)	—	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/31/2027	$8,753,997	8,564,048	8,929,077	0.50%	N
Superman Holdings, LLC (Foundation Software)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/31/2027	$1,552,055	1,522,834	1,583,097	0.09%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	8/31/2026	$—	(25,776)	—	—	K/N
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	8/2/2027	$21,241,379	20,686,746	21,666,207	1.20%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	10.00%	4/30/2026	$600,105	552,900	570,957	0.03%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$12,827,250	12,467,794	12,609,186	0.70%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$353,516	342,997	347,506	0.02%	N
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	9/24/2026	$4,570,208	4,479,058	4,478,804	0.25%	N
								128,498,658	131,536,787	7.33%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.62%	2/12/2025	$433,743	415,465	380,067	0.02%	N
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,535,058	19,720,000	1.10%	N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$5,000,000	4,902,687	4,940,000	0.28%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$3,474,029	3,454,393	3,474,029	0.19%	N
								28,307,603	28,514,096	1.59%
Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$15,555,556	15,322,584	15,322,222	0.85%	N
James Perse Enterprises, Inc.	First Lien Revolver	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$—	(28,858)	(29,167)	—	K/N
WH Buyer, LLC (Anne Klein)	First Lien Incremental FILO Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	12/31/2025	$4,071,743	4,032,880	4,112,461	0.23%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental FILO Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	12/31/2025	$7,804,154	7,733,044	7,882,196	0.44%	N
WH Buyer, LLC (Anne Klein)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.39%	8.39%	12/31/2025	$27,664,640	27,461,409	27,941,286	1.56%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental FILO Term Loan	LIBOR(Q)	1.00%	7.39%	8.39%	12/31/2025	$5,307,692	5,266,586	5,360,769	0.30%	N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	9.50%	10.50%	12/28/2023	$17,286,487	17,223,873	17,182,768	0.96%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$17,989,003	17,758,686	17,989,003	1.00%	N
								94,770,204	95,761,538	5.34%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$26,190,495	26,059,487	26,138,115	1.46%	N

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.00%	9/17/2016	$10,000,000	9,750,000	9,750,000	0.54%	H/N

Total Debt Investments - 194.3% of Net Assets								1,611,645,212	1,582,466,594	88.21%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	$2,910,423	$2,924,771	0.16%	D/E/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units	2/7/2030	287	645,121	2,471,902	0.14%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock		1,786,785	485,322	190,167	0.01%	D/E/N
AGY Equity, LLC	Class B Preferred Stock		1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock		982,732	—	—	—	D/E/N
				485,322	190,167	0.01%
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	—	—	D/H/N/O

Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	516	—	3,663,887	0.20%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units		17,858,122	14,820,592	33,996,624	1.89%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units		17,858,122	13,421,162	33,996,624	1.90%	B/D/E/N
				28,241,754	71,657,135	3.99%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		24,740,806	24,740,806	31,746,000	1.77%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		19,045,869	19,045,869	18,900,000	1.05%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	1,078,080	0.06%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		13,370,590	13,370,590	13,417,920	0.75%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	841,599	0.05%	D/E/H/N
				57,617,751	65,983,599	3.68%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E/N
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	156,000	0.01%	D/E/N
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	1,000	—	D/E/N
				11,098,416	157,000	0.01%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	271,030	0.02%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2021

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Common Stock		49,792	$1,543,054	$4,204,436	0.24%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	1,125,000	287,985	619,412	0.03%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	1,175,429	0.07%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	1,689,343	0.09%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	1,049,996	276,492	1,449,589	0.08%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	10/3/2028	1,511,002	93,407	427,201	0.02%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	116,600	0.01%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,500,000	0.31%	D/E/N
				3,501,826	15,182,010	0.85%

IT Services
Fidelis (SVC), LLC	Series C Preferred Units		657,932	2,001,384	71,120	—	D/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36	—	790,349	0.04%	D/E/N

Media
NEG Parent, LLC (CORE Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	7,196,142	0.41%	B/D/E/N
NEG Parent, LLC (CORE Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	428,331	0.02%	B/D/E/N
NEG Parent, LLC (CORE Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	432,581	0.02%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	169,573	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	D/E/H/N
				3,311,252	8,271,770	0.46%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	4,281,547	0.24%	B/D/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,049	213,440	0.01%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	962,482	0.05%	D/E/N

Software
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	1,483,265	0.08%	D/E/N

Total Equity Securities - 21.5% of Net Assets				147,541,890	174,911,587	9.75%

Total Investments - 215.8% of Net Assets				$1,759,187,102	$1,757,378,181	97.96%

Cash and Cash Equivalents - 4.5% of Net Assets					$36,587,629	2.04%

Total Cash and Investments - 220.3% of Net Assets					$1,793,965,810	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2021

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $575,112,380 and $507,505,120, respectively, for the nine months ended September 30, 2021. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of September 30, 2021 was $1,753,173,745 or 97.7% of total cash and investments of the Company. As of September 30, 2021, approximately 12.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

										% of Total
					Total				Fair	Cash and
Issuer	Instrument	Ref	Floor	Spread	Coupon	Maturity	Principal	Cost	Value	Investments	Notes
Debt Investments (continued)
Construction and Engineering
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$2,658,374	$2,645,763	$2,261,479	0.14%	N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(Q)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2021	$14,714,236	14,689,002	12,517,400	0.76%	L/N
								17,334,765	14,778,879	0.90%
Consumer Finance
Auto Trakk SPV, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.50%	6.50%	7.00%	12/21/2021	$21,708,042	21,627,288	21,708,042	1.32%	N
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	10/23/2024	$16,386,623	16,058,193	16,550,489	1.00%	N
Open Lending, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	3/11/2027	$4,906,250	4,766,726	4,893,984	0.30%	N
								42,452,207	43,152,515	2.62%
Diversified Consumer Services
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(22,151)	(12,272)	—	K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$19,848,972	19,372,272	19,551,237	1.19%	N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$1,207,065	1,171,712	1,188,959	0.07%	N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$—	(248,494)	(248,494)	(0.02)%	K/N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$15,060,241	14,683,735	14,683,735	0.89%	K/N
								34,957,074	35,163,165	1.19%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/30/2025	$40,834,419	40,834,419	40,834,419	2.48%	E/F/N
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	10/1/2026	$27,105,263	26,876,000	25,478,947	1.54%	G/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	11.50%	4/12/2025	$38,000,000	38,000,000	30,856,000	1.87%	H/I/N
GC Agile Holdings Limited (Apex) (England)	First Lien Delayed Term Loan B	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$18,788,475	18,490,655	18,675,561	1.13%	H/N
GC Agile Holdings Limited (Apex) (England)	First Lien Term Loan A	LIBOR(Q)	1.25%	7.00%	8.25%	6/15/2025	$816,583	803,983	809,070	0.05%	H/N
RSB-160, LLC (Lat20)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	7/20/2022	$1,533,333	1,518,675	1,533,333	0.09%	N
								126,523,732	118,187,330	7.16%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,679,341	21,237,009	1.30%
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$7,368,750	7,295,192	7,242,008	0.44%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	11/19/2023	$—	(3,204)	(6,143)	—	N
								32,971,329	28,472,874	1.74%
Electric Utilities
Conergy Asia & ME Pte. Ltd (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2021	$2,110,141	2,110,141	1,154,036	0.07%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2021	$6,578,877	6,578,877	3,336,148	0.20%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2021	$8,668,850	8,668,850	2,114,333	0.13%	D/F/H/N
								17,357,868	6,604,517	0.40%
Electrical Equipment
TCFI Amteck Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	6.25%	6.56%	12/31/2024	$526,131	520,301	526,131	0.03%	N
TCFI Amteck Holdings, LLC	First Lien Term Loan	LIBOR(Q)	—	6.25%	6.56%	12/31/2024	$8,722,052	8,624,256	8,722,052	0.53%	N
								9,144,557	9,248,183	0.56%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Energy Equipment and Services
GlassPoint Solar, Inc.	First Lien Incremental Term Loan (4.0% Exit Fee)	LIBOR(M)	2.00%	8.50%	—	8/31/2021	$4,245,365	$4,234,930	$1,018,888	0.06%	C/L/N
GlassPoint Solar, Inc.	First Lien Incremental Term Loan A	LIBOR(M)	2.00%	8.50%	10.50%	8/31/2021	$210,986	210,986	210,986	0.01%	N
GlassPoint Solar, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	—	11.44%	—	8/31/2021	$2,324,588	2,283,788	557,901	0.03%	C/L/N
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	7.75%	10.76%	6/14/2023	$23,377,259	23,115,634	23,073,355	1.40%	N
								29,845,338	24,861,130	1.50%
Health Care Technology
CAREATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,502,033	8,381,928	8,587,053	0.52%	N
CAREATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$-	(7,938)	—	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	9/21/2026	$1,388,889	1,355,499	1,397,222	0.08%	N
Patient Point Network Solutions, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	8.50%	9.50%	6/26/2022	$-	(1,824)	—	—	K/N
Patient Point Network Solutions, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$1,172,178	1,166,548	1,172,178	0.07%	N
Patient Point Network Solutions, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/26/2022	$6,081,798	6,058,408	6,081,798	0.37%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$20,250,000	20,016,127	19,723,500	1.20%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$-	(24,784)	(58,500)	—	K/N
								36,943,964	36,903,251	2.24%
Healthcare Providers and Services
TEAM Services Group	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/13/2028	$25,000,000	24,190,557	24,812,500	1.50%	N

Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	9.75%	10.06%	1/26/2022	$25,990,088	25,818,817	14,944,301	0.91%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$5,648,822	5,753,482	4,818,445	0.29%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$13,510,298	13,732,711	11,524,284	0.70%	N
Pegasus Business Intelligence, LP (Onyx Centersource)	Revolver	LIBOR(Q)	1.00%	6.25%	9.25%	12/20/2021	$671,356	682,522	572,666	0.03%	N
								45,987,532	31,859,696	1.93%
Insurance
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	10/31/2024	$3,741,667	3,689,786	3,741,667	0.23%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.00%	10/31/2024	$-	(5,341)	—	—	K/N
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$21,356,400	20,952,696	21,228,262	1.29%	N
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$7,454,593	7,324,604	7,409,865	0.45%	N
IT Parent	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$4,375,000	4,290,457	4,353,125	0.26%	N
IT Parent	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$500,000	488,014	496,875	0.03%	N
								36,740,216	37,229,794	1.97%

Internet and Catalog Retail
Live Auctioneers LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$13,820,056	13,598,260	13,571,295	0.82%	N
Live Auctioneers LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$5,398,131	5,290,496	5,300,964	0.32%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	8.75%	12/14/2028	$12,141,870	11,959,742	11,959,742	0.73%	N
								30,848,498	30,832,001	3.08%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$16,648,997	$16,366,935	$16,898,731	1.02%	N
Acquia Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$-	(29,118)	—	—	K/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$53,464,245	53,435,610	54,640,458	3.31%	L/N
Domo, Inc.	First Lien Term Loan	LIBOR(M)	—	9.5% PIK	9.50%	4/1/2025	$2,566,973	77,095	2,618,312	0.16%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$28,000,000	27,623,116	28,336,000	1.72%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,546,196	33,817,500	2.05%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,286,941	7,477,500	0.45%	N
Foursquare	First Lien Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,475,000	2,555,000	0.15%	N
Metricstream, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,670,625	22,642,394	1.37%	N
Persado, Inc.	First Lien Delayed Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,708,373	8,694,258	0.53%	L/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	4/2/2027	$9,903,019	9,729,081	9,816,367	0.60%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR (Q)	—	8.55%	8.55%	10/1/2022	€6,714,000	8,020,121	8,882,973	0.54%	H/L/N/O
								189,909,975	196,379,493	11.90%
IT Services
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,609,649	13,680,179	0.83%	L/N
Web.com Group Inc.	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.90%	10/11/2026	$19,277,823	19,075,749	18,498,710	1.12%	G/J
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$4,996,644	4,943,694	4,986,650	0.30%	N
Xactly Corporation	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$2,726,918	2,705,045	2,721,464	0.16%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$6,948,120	6,898,077	6,934,224	0.42%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$-	(5,443)	(1,710)	—	K/N
								47,226,771	46,819,517	2.83%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$57,122	56,426	53,397	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$114,289	112,927	106,837	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 2.00% PIK	8.75%	6/15/2024	$1,569,444	1,550,003	1,467,116	0.09%	N
								1,719,356	1,627,350	0.10%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$3,791,553	3,715,824	3,715,722	0.23%	K
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$-	(183,811)	(184,161)	(0.01)%	K
								3,532,013	3,531,561	0.22%
Media
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$509,379	496,840	474,231	0.03%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$151,743	147,099	141,272	0.01%	N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$7,131,905	7,054,572	6,967,871	0.42%	N
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$20,884,731	20,704,358	20,404,382	1.24%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.15%	10/19/2026	$27,000,000	26,418,396	23,409,000	1.42%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	10.10%	10.10%	5/1/2022	$12,692,602	12,582,602	12,768,758	0.77%	L/N
								67,403,867	64,165,514	3.89%
Metal and Mining
Neenah Foundry Company	First Lien Term Loan B	LIBOR(Q)	1.00%	9.00%	10.00%	12/13/2022	$6,151,857	5,905,998	5,382,875	0.33%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Oil, Gas and Consumable Fuels
Iracore International, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/13/2021	$1,324,140	$1,324,140	$1,324,140	0.08%	B/N

Personal Products
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	$-	(22,078)	(13,400)	—	K/N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$13,403,873	13,168,640	13,269,835	0.80%	N
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$5,170,752	5,119,044	5,119,044	0.31%	N
Paula's Choice Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$20,000,000	19,452,319	19,500,000	1.18%	N
								37,717,925	37,875,479	2.30%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$20,772,306	20,610,750	20,772,306	1.26%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$-	(10,443)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	7.75%	—	6/1/2025	$8,011,188	7,956,586	4,099,044	0.25%	C/G/N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$-	(37,510)	—	—	K/N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$16,884,883	16,579,885	17,222,581	1.04%	N
Dude Solutions Holdings, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$2,227,508	2,183,489	2,272,058	0.14%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$3,627,272	3,510,848	3,714,327	0.23%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,176	119,975	0.01%	K/N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,351,073	2,315,704	2,318,158	0.14%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$353,250	346,429	348,305	0.02%	N
Institutional Shareholder Services, Inc.	Second Lien Term Loan	LIBOR(Q)	—	8.50%	8.72%	3/5/2027	$5,820,856	5,672,120	5,791,752	0.35%	N
RigUp, Inc.	First Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$19,333,333	18,855,629	18,811,333	1.14%	L/N
								78,103,663	75,469,839	4.58%
Real Estate Management and Development
Space Midco, Inc. (Archibus)	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	12/5/2023	$4,444,444	4,387,820	4,355,556	0.26%	N
Space Midco, Inc. (Archibus)	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.44%	12/5/2023	$-	(3,393)	(5,556)	—	K/N
								4,384,427	4,350,000	0.26%
Road and Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	5/15/2027	$19,382,324	19,045,353	16,610,652	1.01%	N

Software
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,150,214	3,161,527	0.19%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,314,597	23,184,535	1.41%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$265,719	250,220	256,685	0.02%	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$1,732,500	1,707,152	1,744,628	0.11%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$14,616,458	14,394,168	14,719,558	0.89%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$590,882	572,713	590,882	0.04%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$-	(12,010)	5,710	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$1,281,602	1,262,824	1,290,573	0.08%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$-	(8,557)	4,905	—	K/N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4% Cash+3% PIK	8.00%	5/2/2025	$385,419	377,820	388,117	0.02%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$10,373,317	10,223,498	10,552,775	0.64%	N
Snow Software AB	First Lien Incremental Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$11,543,865	11,360,297	11,743,574	0.71%	N
Snow Software AB	Sr Secured Revolver	LIBOR(Q)	2.00%	6.00%	8.00%	4/17/2024	$1,308,164	1,248,629	1,308,164	0.08%	N
Snow Software AB	First Lien Term Loan	LIBOR(Q)	2.00%	6.00%	8.00%	4/21/2021	$4,477,328	4,435,255	4,554,786	0.28%	N
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2026	$-	(29,663)	—	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2027	$8,820,316	$8,608,974	$8,855,597	0.54%	N
Syntellis Performance Solutions, Inc	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$21,402,299	20,783,432	21,509,310	1.30%	N
Winshuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$13,867,521	13,575,211	14,075,534	0.85%	N
								115,214,774	117,946,860	7.16%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.73%	2/12/2025	$590,021	560,513	566,420	0.03%	N
Calceus Acquisition, Inc. (Cole Haan)	Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,455,896	21,970,000	1.33%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$4,588,974	4,542,337	4,634,863	0.28%	N
								24,558,746	27,171,283	1.64%
Textiles, Apparel and Luxury Goods
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	12/28/2023	$17,941,278	17,855,159	17,941,278	1.09%	N
PSEB, LLC (Eddie Bauer)	First Lien FILO II Term Loan	PRIME	—	7.25%	10.50%	10/12/2023	$10,793,402	10,603,924	10,793,402	0.65%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$37,237,236	36,598,542	37,795,794	2.30%	N
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$27,664,640	27,429,571	27,498,652	1.68%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$5,307,692	5,260,224	5,275,846	0.32%	N
								97,747,420	99,304,972	6.04%
Thrifts and Mortgage Finance
Greystone Select Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	4/17/2024	$24,579,526	24,469,428	24,825,321	1.51%	N
Home Partners of America, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/13/2022	$2,857,143	2,836,813	2,857,143	0.17%	N
								27,306,241	27,682,464	1.68%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$26,452,995	26,264,571	26,400,089	1.60%	N

Total Debt Investments - 188.9% of Net Assets								1,488,638,125	1,444,803,932	87.59%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Airlines
Epic Aero, Inc (One Sky)	Common Stock		1,842	$855,313	$11,346,069	0.69%	D/N

Automobiles
AutoAlert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	2,910,423	2,818,737	0.17%	D/E/N

Capital Markets
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	287	645,121	697,010	0.04%	D/E/N
Chemicals
AGY Holding Corp.	Series A Preferred Stock		1,786,785	485,322	663,166	0.04%	D/N
AGY Holding Corp.	Series B Preferred Stock		1,250,749	—	—	—	D/N
AGY Holding Corp.	Common Stock		982,732	—	—	—	D/N
				485,322	663,166	0.04%
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	—	—	D/E/H/N/O

Diversified Consumer Services
TVG-Edmentum Holdings, LLC	Series A Preferred Stock		27,603,779	27,603,779	27,758,980	1.68%	B/E
TVG-Edmentum Holdings, LLC	Series B-1 Common Stock		13,421,162	13,421,162	13,511,732	0.82%	B/E
TVG-Edmentum Holdings, LLC	Series B-2 Common Stock		13,421,162	13,421,162	12,868,247	0.78%	B/D/E
				54,446,103	54,138,959	3.28%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		22,199,416	22,199,416	33,135,000	2.01%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		19,000,869	19,000,869	18,050,826	1.09%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		1,392,896	1,392,896	1,995,210	0.12%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		15,980,492	15,980,492	17,341,570	1.05%	E/I/N
				58,573,673	70,522,606	4.27%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		3,333	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	229,000	0.01%	D/E
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	23,000	—	D/E
				11,098,416	252,000	0.01%
Electrical Equipment
TCFI Amteck Holdings, LLC	Series A Preferred Units		8,020,824	7,511,391	8,117,074	0.50%	N
TCFI Amteck Holdings, LLC	Common Units		362,513	395,336	8,845,317	0.55%	D/N
				7,906,727	16,962,391	1.05%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	400,000	248,555	—	—	D/E/N
GlassPoint Solar, Inc.	Warrants to Purchase Series E Preferred Stock	2/7/2027	2,048,000	505,450	—	—	D/E/N
				754,005	—	—

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2020

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Warrants to Purchase Class B Common Stock	8/7/2023	49,792	$1,543,054	$3,175,236	0.19%	D/E
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	840,000	287,985	385,600	0.02%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	1,144,786	0.07%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	422,705	0.03%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2025	1,049,996	276,492	514,918	0.03%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/3/2028	1,511,002	93,407	541,900	0.03%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	110,000	0.01%	D/E/H/N/O
Snaplogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,200,000	0.32%	D/E/N
				3,501,826	11,495,145	0.70%
IT Services
Fidelis (SVC), LLC	Preferred Units		657,932	2,001,384	75,613	—	D/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock		36,413	—	235,228	0.01%	D/E/N

Media
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Units		2,720,392	2,772,807	7,401,888	0.45%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class A Warrants to Purchase Class A Units	10/17/2026	343,387	196,086	438,161	0.03%	B/D/E/N
NEG Parent, LLC (Core Entertainment, Inc.)	Class B Warrants to Purchase Class A Units	10/17/2026	346,794	198,032	442,508	0.03%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	105,095	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	45,143	—	D/E/H/N
				3,311,252	8,432,795	0.52%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,707	5,181,526	0.31%	B/D/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock		1,255,527	26,711,048	401,769	0.02%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock	3/29/2023	800,000	605,266	962,482	0.06%	D/E/N

Software
Actifio, Inc.	Warrants to Purchase Series G Preferred Stock	5/5/2027	1,052,651	188,770	71,292	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock	3/26/2027	1,712,930	577,843	503,762	0.03%	D/E/N
				766,613	575,054	0.03%

Total Equity Securities - 24.2% of Net Assets				184,131,772	184,760,550	11.20%

Total Investments - 213.0% of Net Assets				$1,672,769,897	$1,629,564,482

Cash and Cash Equivalents - 2.6% of Net Assets					20,006,580	1.21%

Total Cash and Investments - 215.6% of Net Assets					$1,649,571,062	100.00%	M

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

September 30, 2021

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

Company management consists of the Advisor and the Company’s board of directors. The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the board of directors, which sets the broad policies of the Company. The board of directors of the Company has delegated investment management of SVCP’s assets to the Advisor. The board of directors consists of seven persons, five of whom are independent.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

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

September 30, 2021

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

At September 30, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$4,204,436	$4,204,436
2	Other direct and indirect observable market inputs (3)	42,585,360	—	—	42,585,360
3	Independent third-party valuation sources that employ significant unobservable inputs	1,443,320,819	96,560,415	169,414,966	1,709,296,200
3	Advisor valuations with significant unobservable inputs	—	—	1,292,185	1,292,185
Total		$1,485,906,179	$96,560,415	$174,911,587	$1,757,378,181

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,302,894,195	Income approach	Discount rate	5.1% - 14.1% (9.0%)
	89,610,439	Market quotations	Indicative bid/ask quotes	1 (1)
	31,396,348	Market comparable companies	Revenue multiples	1.3x - 5.3x (3.2x)
	13,393,741	Market comparable companies	EBITDA multiples	5.3x - 8.3x (8.0x)
	6,026,096	Option Pricing Model	EBITDA/Revenue multiples	4.3x (4.3x)
			Implied volatility	60.0% (60.0%)
			Term	3.5 years (3.5 years)
Other Corporate Debt	51,336,000	Income approach	Discount rate	9.3% - 10.8% (9.8%)
	43,793,028	Market comparable companies	Book value multiples	1.3x (1.3x)
	1,431,387	Market comparable companies	Revenue multiples	5.3x (5.3x)
Equity	19,171,030	Market quotations	Indicative bid/ask quotes	1 (1)
	31,780,228	Option Pricing Model	EBITDA/Revenue multiples	1.7x - 8.0x (6.2x)
			Implied volatility	35.0% - 70.0% (50.4%)
			Term	0.8 years - 3.5 years (2.1 years)
	448,749	Market comparable companies	Revenue multiples	0.7x - 4.4x (1.2x)
	73,065,145	Market comparable companies	EBITDA multiples	5.3x - 14.0x (13.5x)
	31,746,000	Market comparable companies	Book value multiples	1.3x (1.3x)
	14,495,999	Other (2)	N/A	N/A
$1,710,588,385

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,485,823,942	$95,309,751	$212,285,228	$1,793,418,921
Net realized and unrealized gains (losses)	(1,339,597)	(1,736,362)	(143,515)	(3,219,474)
Acquisitions (1)	153,669,630	2,976,157	3,833,233	160,479,020
Dispositions	(194,759,478)	10,869	(47,063,742)	(241,812,351)
Transfers out of Level 3 (2)	(73,678)	—	—	(73,678)
Reclassifications within Level 3 (3)	—	—	503,762	503,762
Ending balance	$1,443,320,819	$96,560,415	$169,414,966	$1,709,296,200

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,515,867)	$(1,736,363)	$997,294	$(3,254,936)

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity
(3)	Comprised of one investment that was reclassified from Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,797,389	$1,797,389
Net realized and unrealized gains (losses)	—	—	(1,442)	(1,442)
Reclassifications within Level 3 (1)	—	—	(503,762)	(503,762)
Ending balance	$—	$—	$1,292,185	$1,292,185

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,442)	$(1,442)

(1)	Comprised of one investment that was reclassified to Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,281,636,688	$95,923,481	$179,525,253	$1,557,085,422
Net realized and unrealized gains (losses)	3,824,672	(2,400,838)	41,953,536	43,377,370
Acquisitions (1)	564,170,330	3,005,517	7,590,758	574,766,605
Dispositions	(405,744,451)	32,255	(60,158,343)	(465,870,539)
Transfers out of Level 3 (2)	(566,420)	—	—	(566,420)
Reclassifications within Level 3 (3)	—	—	503,762	503,762
Ending balance	$1,443,320,819	$96,560,415	$169,414,966	$1,709,296,200

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,289,163	$(2,400,838)	$44,734,674	$47,622,999

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity
(3)	Comprised of one investment that was reclassified from Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,060,061	$2,060,061
Net realized and unrealized gains (losses)	—	—	(196,988)	(196,988)
Dispositions	—	—	(67,126)	(67,126)
Reclassifications within Level 3 (1)	—	—	(503,762)	(503,762)
Ending balance	$—	$—	$1,292,185	$1,292,185

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(192,821)	$(192,821)

(1)	Comprised of one investment that was reclassified to Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (continued)

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$3,175,236	$3,175,236
2	Other direct and indirect observable market inputs (3)	67,243,763	—	—	67,243,763
3	Independent third-party valuation sources that employ significant unobservable inputs	1,281,636,688	95,923,481	179,525,253	1,557,085,422
3	Advisor valuations with significant unobservable inputs	—	—	2,060,061	2,060,061
Total		$1,348,880,451	$95,923,481	$184,760,550	$1,629,564,482

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,128,076,031	Income approach	Discount rate	5.2% - 18.0% (9.3%)
	104,635,137	Market quotations	Indicative bid/ask quotes	1 (1)
	32,822,501	Market comparable companies	Revenue multiples	1.4x - 4.5x (3.1x)
	16,103,019	Market comparable companies	EBITDA multiples	6.0x - 6.9x (6.8x)
Other Corporate Debt	53,957,531	Income approach	Discount rate	7.1% - 18.0% (10.3%)
	40,834,419	Market comparable companies	Book value multiples	1.5x (1.5x)
	1,131,531	Market comparable companies	Revenue multiples	4.3x (4.3x)
Equity	8,117,073	Income approach	Discount rate	9.5% - 18.0% (9.5%)
	72,336,690	Market quotations	Indicative bid/ask quotes	1 (1)
	14,332,807	Option Pricing Model	EBITDA/Revenue multiples	6.4x (6.4x)
			Implied volatility	35.0% - 70.0% (49.5%)
			Term	1.5 years - 3.5 years (2.3 years)
	1,316,936	Market comparable companies	Revenue multiples	0.7x - 4.3x (1.0x)
	33,010,028	Market comparable companies	EBITDA multiples	6.0x - 9.8x (7.0x)
	33,135,000	Market comparable companies	Book value multiples	1.5x (1.5x)
	19,336,780	Other (2)	N/A	N/A
$1,559,145,483

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,363,063,199	$98,073,190	$106,916,536	$1,568,052,925
Net realized and unrealized gains (losses)	13,046,136	(114,207)	15,947,865	28,879,794
Acquisitions*	76,650,858	499,234	2,266,062	79,416,154
Dispositions	(85,866,496)	—	(2,293,367)	(88,159,863)
Transfer out of Level 3†	(55,055,457)	—	—	(55,055,457)
Reclassifications within Level 3 ‡	—	—	(523,801)	(523,801)
Ending balance	$1,311,838,240	$98,458,217	$122,313,295	$1,532,609,752

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$20,092,206	$4,067,814	$15,357,002	$39,517,022

* Includes payments received in kind and accretion of original issue and market discounts

† Comprised of four investments that were transferred to Level 2 due to increased observable market activity

‡ Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,254,668	$2,254,668
Net realized and unrealized gains (losses)	—	—	(73,894)	(73,894)
Dispositions	—	—	(792,635)	(792,635)
Reclassifications within Level 3 *	—	—	523,801	523,801
Ending balance	$—	$—	$1,911,940	$1,911,940

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(771,248)	$(771,248)

_______________________________

*Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829	$1,510,449,531
Net realized and unrealized gains (losses)	(30,837,007)	(7,403,855)	6,134,133	(32,106,729)
Acquisitions *	239,421,150	19,899,469	17,058,242	276,378,861
Dispositions	(237,972,665)	—	(12,350,108)	(250,322,773)
Transfers into Level 3 †	83,790,120	—	—	83,790,120
Transfer out of Level 3 ‡	(55,055,457)	—	—	(55,055,457)
Reclassifications within Level 3 §	—	—	(523,801)	(523,801)
Ending balance	$1,311,838,240	$98,458,217	$122,313,295	$1,532,609,752

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(22,167,391)	$(3,221,835)	$6,116,787	$(19,272,439)

* Includes payments received in kind and accretion of original issue and market discounts

† Comprised of five investments that were transferred from Level 2 due to reduced trading volumes

‡ Comprised of four investments that were transferred to Level 2 due to increased observable market activity

§Comprised of one investment that was reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,318,128	$2,318,128
Net realized and unrealized gains (losses)	—	—	(13,414)	(13,414)
Dispositions	—	—	(916,575)	(916,575)
Reclassifications within Level 3 *	—	—	523,801	523,801
Ending balance	$—	$—	$1,911,940	$1,911,940

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(710,771)	$(710,771)

_____________________________

*	Comprised of one investment that was reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at September 30, 2021 or December 31, 2020.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.6% of total investments at September 30, 2021 and December 31, 2020, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2021

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

During the nine months ended September 30, 2021 and 2020, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

September 30, 2021

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

The tax returns of the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

September 30, 2021

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended June 30, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount will be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the total return hurdle in such quarter. As of September 30, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the three months ended September 30, 2021 included $0.6 million, the final 1/6 of the First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2021 and December 31, 2020, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

4. Debt

Debt is comprised of convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), unsecured notes due August 2024 issued by the Company (the “2024 Notes”), unsecured notes due February 2026 issued by the Company (the “2026 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being repaid on September 17, 2021, debt included $175.0 million in unsecured notes due August 2022 issued by the Company (the "2022 Notes"). Prior to being replaced by Funding Facility II on August 4, 2020, debt included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, debt also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

Total debt outstanding and available at September 30, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$120,592,742	$179,407,258	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	—	200,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	—	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,717,275	—	139,717,275
2024 Notes ($250 million par)	2024	3.900%		248,283,127	—	248,283,127
2026 Notes ($325 million par)	2026	2.850%		326,642,360	—	326,642,360
Total leverage				985,235,504	$379,407,258	$1,364,642,762
Unamortized issuance costs				(7,393,385)
Debt, net of unamortized issuance costs				$977,842,119

(1)	Except for the convertible notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of September 30, 2021, $8.6 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
(3)	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

Total debt outstanding and available at December 31, 2020 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2024	L+2.00%	(2)	$120,454,270	$179,545,730	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	36,000,000	164,000,000	200,000,000	(5)
SBA Debentures	2024−2029	2.63%	(6)	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,219,797	—	139,219,797
2022 Notes ($175 million par)	2022	4.125%		174,778,395	—	174,778,395
2024 Notes ($250 million par)	2024	3.900%		247,871,909	—	247,871,909
Total leverage				856,324,371	$355,545,730	$1,211,870,101
Unamortized issuance costs				(6,308,172)
Debt, net of unamortized issuance costs				$850,016,199

(1)	Except for the convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of December 31, 2020, $9.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
(3)	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

4. Debt — (continued)

(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

The combined weighted-average interest rates on total debt outstanding at September 30, 2021 and December 31, 2020 were 3.22% and 3.54%, respectively.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2021	2020
Interest expense	$27,337,394	$27,752,458
Amortization of deferred debt issuance costs	2,781,330	2,635,272
Commitment fees	1,217,536	942,594
Total	$31,336,260	$31,330,324

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $140.9 million, $265.9 million and $332.7 million, respectively. As of December 31, 2020, the estimated fair values of the Operating Facility, Funding Facility I and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $142.6 million, $180.4 million and $261.4 million, respectively. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II, the convertible notes, the 2022 Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At September 30, 2021, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

Prior to the close of business on the business day immediately preceding September 1, 2021, holders could have converted their 2022 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the 2022 Convertible Notes. On or after September 1, 2021 until the close of business on the scheduled trading day immediately preceding March 1, 2022, holders may convert their 2022 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the indenture.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of September 30, 2021 and December 31, 2020, the components of the carrying values of the 2022 Convertible Notes were as follows:

	September 30, 2021	December 31, 2020
Principal amount of debt	$140,000,000	$140,000,000
Original issue discount, net of accretion	(282,725)	(780,203)
Carrying value of debt	$139,717,275	$139,219,797

For the nine months ended September 30, 2021 and 2020, the components of interest expense for the convertible notes were as follows:

	Nine Months Ended September 30,
	2021	2020
Stated interest expense	$4,856,250	$4,856,250
Amortization of original issue discount	497,478	471,902
Total interest expense	$5,353,728	$5,328,152

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the nine months ended September 30, 2021.

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

On September 17, 2021 and pursuant to the indenture governing the 2022 Notes, the Company redeemed all $175.0 million of the 2022 Notes then outstanding at a price equal to par plus a "make whole" premium, and accrued and unpaid interest. In connection with the redemption, the Company recognized a $6.2 million loss on extinguishment of debt as reflected in the Consolidated Statement of Operations.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

4. Debt — (continued)

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually, and all principal is due upon maturity. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and the 2026 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

On February 9, 2021, the Company issued $175.0 million of unsecured notes that mature on February 9, 2026, unless previously repurchased or redeemed in accordance with their terms. The 2026 Notes were issued at a discount to the principal amount. On August 27, 2021, the Company issued an additional $150.0 million of the 2026 Notes, at a premium to par, for a total outstanding aggregate principal amount of $325.0 million. The 2026 Notes bear interest at an annual rate of 2.850%, payable semi-annually, and all principal is due upon maturity. The 2026 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and the 2024 Notes. The 2026 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest.

As of September 30, 2021 and December 31, 2020, the components of the carrying value of the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	September 30, 2021			December 31, 2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Principal amount of debt	N/A	$250,000,000	$325,000,000	$175,000,000	$250,000,000	N/A
Original issue (discount)/premium, net of accretion	N/A	(1,716,873)	1,642,360	(221,605)	(2,128,091)	N/A
Carrying value of debt	N/A	$248,283,127	$326,642,360	$174,778,395	$247,871,909	N/A

For the nine months ended September 30, 2021 and 2020, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Nine Months Ended September 30,
	2021			2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	$5,133,333	$7,312,500	$3,617,917	$5,414,063	$5,850,000	N/A
Amortization of original issue discount	94,927	411,218	38,360	95,763	328,622	N/A
Total interest expense	$5,228,260	$7,723,718	$3,656,277	$5,509,826	$6,178,622	N/A

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

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum.  Undrawn portions of the Operating Facility below the minimum utilization amount continue to accrue commitment fees at a rate of 0.50% per annum until the earlier of (i) March 1, 2022 and (ii) the date on which the March 2022 Convertible Notes are terminated in full, after which time they will accrue at a rate of 2.00% per annum.  The Operating Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of September 30, 2021, SVCP was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

4. Debt — (continued)

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of September 30, 2021, TCPC Funding II was in full compliance with such covenants.

SBA Debentures

As of September 30, 2021, the SBIC is able to issue up to $150.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2021, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2021 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		150,000,000	2.52%	*

*	Weighted-average interest rate

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

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

September 30, 2021

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2021 and December 31, 2020 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2021	December 31, 2020
2-10 Holdco, Inc.	3/26/2026	$723,670	$416,667
Acquia, Inc.	11/1/2025	1,659,488	1,803,792
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	662,974	N/A
Applause App Quality, Inc.	9/20/2022	1,509,820	1,509,820
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	N/A
Aras Corporation	4/13/2027	2,035,443	N/A
Auto Trakk SPV, LLC	12/21/2021	N/A	3,193,208
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	1,114,481	N/A
CAREATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Colony Display, LLC	6/30/2026	3,538,254	N/A
Cybergrants Holdings, LLC	9/8/2027	555,556	N/A
Dude Solutions Holdings, Inc.	6/13/2025	2,207,896	2,207,896
ESO Solutions, Inc.	5/3/2027	1,750,277	N/A
IT Parent, LLC (Insurance Technologies)	10/1/2026	458,333	125,000
James Perse Enterprises, Inc.	9/8/2027	1,944,444	N/A
Rhode Holdings, Inc. (Kaseya)	5/2/2025	3,298,042	N/A
Kellermeyer Bergensons Services, LLC	11/7/2026	N/A	1,588,235
Khoros, LLC (Lithium)	10/3/2022	1,983,364	1,322,243
Olaplex, Inc.	1/8/2025	1,340,000	1,340,000
Porcelain Acquisition Corporation (Paramount)	4/30/2027	2,686,999	N/A
Patient Point Network Solutions, LLC	6/26/2022	N/A	528,187
Pluralsight, Inc.	4/6/2027	2,417,128	N/A
Razor Group GmbH (Germany)	9/30/2025	8,990,707	N/A
ResearchGate GmBH	10/1/2022	N/A	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/2/2025	N/A	2,243,838
RigUp, Inc.	3/1/2024	N/A	9,666,667
Sandata Technologies, LLC	7/23/2024	2,250,000	2,250,000
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	N/A
Snow Software AB	4/17/2024	N/A	3,052,384
Sonny’s Enterprises, LLC	8/5/2026	N/A	9,208,057
Space Midco, Inc. (Archibus)	12/5/2023	N/A	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Sunland Asphalt & Construction, LLC	1/13/2022	1,312,184	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Sep Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	1,119,498	N/A
Team Software, Inc.	9/17/2023	N/A	2,457,847
Telarix, Inc.	11/19/2023	357,143	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	4,084,459	N/A
Thermostat Buyer, LLC (Reedy Industries)	8/31/2029	1,329,250	N/A
Thras.io, LLC	12/18/2026	8,787,651	9,939,759
Unanet, Inc.	5/31/2024	2,525,510	2,525,510
Xactly Corporation	7/31/2022	854,898	854,898
Total Unfunded Balances		$66,871,634	$68,821,288

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2021 and December 31, 2020, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2021 and December 31, 2020, amounts reimbursable to the Advisor totaled $0.6 million and $1.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended September 30, 2021 and 2020, expenses allocated pursuant to the Administration Agreement totaled $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2021 and 2020, expenses allocated pursuant to the Administration Agreement totaled $1.4 million and $1.6 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2020:

2020
Shares Issued	838
Average Price Per Share	$7.46
Proceeds	$6,253

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 16, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
				$0.90	$51,990,537

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
				$1.02	$59,282,180

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 29, 2021, to be in effect through the earlier of two trading days after the Company’s third quarter 2021 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2020:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	1,000,000	$6.10	*	$6,100,190

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets from operations	$10,896,679	$46,516,299	$101,208,051	$23,386,155
Weighted average shares outstanding	57,767,264	57,767,264	57,767,264	58,066,434
Earnings (loss) per share	$0.19	$0.81	$1.75	$0.40

9. Subsequent Events

On October 28, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On October 28, 2021, the Company’s board of directors established the role of Lead Independent Director, and elected Eric Draut to serve in this role. Mr. Draut has served on the Company’s board of directors since 2011 and had recently served as Chair of the Audit Committee. In conjunction with the establishment of a Lead Independent Director and Mr. Draut’s appointment, the board also appointed existing board members Peter Schwab and Freddie Reiss as Chair of the Governance and Compensation Committee and Chair of the Audit Committee, respectively.

On November 3, 2021, the Company’s board of directors declared a fourth quarter dividend of $0.30 per share payable on December 31, 2021 to stockholders of record as of the close of business on December 17, 2021.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

10. Financial Highlights

	Nine Months Ended September 30,
	2021	2020
Per Common Share
Per share NAV at beginning of period	$13.24	$13.21

Investment operations:
Net investment income	0.95	1.09
Net realized and unrealized gain (loss)	0.91	(0.65)
Total from investment operations	1.86	0.44

Repurchase of common stock	—	0.12
Loss on extinguishment of debt	(0.11)	(0.04)

Dividends to common shareholders	(0.90)	(1.02)

Per share NAV at end of period	$14.09	$12.71

Per share market price at end of period	$13.57	$9.81

Total return based on market value (1), (2)	28.7%	(22.9)%
Total return based on net asset value (1), (3)	13.2%	3.9%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	9.8%	12.0%
Expenses before incentive fee	9.5%	10.2%
Expenses and incentive fee	11.3%	11.6%

Ending common shareholder equity	$814,204,093	$734,328,424
Portfolio turnover rate	29.2%	16.5%
Weighted-average debt outstanding	$986,327,197	$943,329,378
Weighted-average interest rate on debt	3.7%	3.9%
Weighted-average number of common shares	57,767,264	58,066,434
Weighted-average debt per share	$17.07	$16.25

(1)	Not annualized.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended September 30, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of September 30, 2021 (Unaudited)	$120,593	$13,653	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Fiscal Year 2011	29,000	13,803	—	N/A
Preferred Interests
As of September 30, 2021 (Unaudited)	N/A	NA	N/A	N/A
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Fiscal Year 2011	134,000	49,251	20,070	N/A
Funding Facility I
As of September 30, 2021 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of September 30, 2021 (Unaudited)	$—	$13,653	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of September 30, 2021 (Unaudited)	$150,000	$13,653	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of September 30, 2021 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of September 30, 2021 (Unaudited)	$140,000	$1,977	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
As of September 30, 2021 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2020	175,000	2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of September 30, 2021 (Unaudited)	$250,000	$1,977	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of September 30, 2021 (Unaudited)	$325,000	$1,977	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2021

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

(4)	The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2021
Edmentum Ultimate Holdings, LLC, Class A Common Units	$867,570	$-	$1,028,057	$-	$(7,006)	$(1,021,051)	$-
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	100,414	1,324,140	-	-	-	-	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	385,384	5,181,526	-	(899,979)	-	-	4,281,547
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	7,401,888	-	(205,746)	-	-	7,196,142
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	438,161	-	(9,830)	-	-	428,331
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	442,508	-	(9,927)	-	-	432,581
TVG-Edmentum Holdings, LLC, Series A Preferred Units	2,487,921	27,758,980	5,068,544	(155,210)	2,267,487	(34,939,801)	—
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,399,431	13,511,732	-	19,085,461	1,399,431	-	33,996,624
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	12,868,247	-	21,128,377	-	-	33,996,624
Total	$5,240,720	$68,927,182	$6,096,601	$38,933,146	$3,659,912	$(35,960,852)	$81,655,989

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2021
36th Street Capital Partners Holdings, LLC, Membership Units	$1,768,119	$33,135,000	$-	$(3,930,391)	$2,541,391	$-	$31,746,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	3,696,003	40,834,419	-	-	2,958,609	-	43,793,028
Anacomp, Inc., Class A Common Stock	-	401,769	-	(188,329)	-	-	213,440
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 6/30/21	-	1,154,036	-	(182,738)	-	-	971,298
Conergy Asia Holdings Limited, Class B Shares	-	—	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	—	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	1,274,754	18,050,826	-	804,174	45,000	-	18,900,000
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	-	3,336,148	-	(3,234,833)	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	—	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	-	2,114,333	-	3,030,054	-	(3,133,334)	2,011,053
Kawa Solar Holdings Limited, Series B Preferred Shares	-	—	-	-	-	-	-
Total	$6,738,876	$99,026,531	$—	$(3,702,063)	$5,545,000	$(3,133,334)	$97,736,134

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

September 30, 2021

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

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”) and $150.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes, the “Leverage Program”). Prior to being repaid on September 17, 2021, debt included $175.0 million in unsecured notes due August 2022 issued by the Company (the "2022 Notes"). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2021, 87.1% of our total assets were invested in qualifying assets.

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

As of September 30, 2021, 0.2% of our investments were categorized as Level 1, 2.4% were categorized as Level 2, 97.3% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended September 30, 2021, we invested approximately $156.9 million, comprised of new investments in 7 new and 9 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $150.0 million, or 95.6% of total acquisitions, were in senior secured loans, and $3.0 million, or 1.9% of total acquisitions, were in senior secured notes. The remaining $3.9 million (2.4% of total acquisitions) was comprised of equity investments, including $2.5 million in equity interest in a portfolio of lease assets. Additionally, we received approximately $227.2 million in proceeds from sales or repayments of investments during the three months ended September 30, 2021.

During the three months ended September 30, 2020, we invested approximately $78.6 million, comprised of new investments in 4 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $75.0 million, or 95.4% of total acquisitions, were in senior secured debt comprised of senior secured loans ($74.5 million, or 94.7% of total acquisitions) and senior secured notes ($0.5 million, or 0.7% of total acquisitions). The remaining $3.6 million (4.6% of total acquisitions) was comprised primarily of $0.9 million in equity interests in portfolios of debt and lease assets and $2.7 million in equity positions received in connection with debt investments. Additionally, we received approximately $89.1 million in proceeds from sales or repayments of investments during the three months ended September 30, 2020.

During the nine months ended September 30, 2021, we invested approximately $575.1 million, comprised of new investments in 32 new and 18 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $558.1 million, or 97.0% of total acquisitions, were in senior secured loans, $3.0 million, or 0.5% of total acquisitions, were in senior secured notes. $6.5 million, or 1.1% of total acquisitions, were in unsecured notes. The remaining $7.5 million (1.3% of total acquisitions) was comprised of equity investments, including $2.5 million in equity interest in a portfolio of lease assets. Additionally, we received approximately $507.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, we invested approximately $277.6 million, comprised of new investments in 12 new and 14 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $262.2 million, or 94.4% of total acquisitions, were in senior secured debt comprised of senior secured loans ($241.7 million, or 87.0% of total acquisitions) and senior secured notes ($20.5 million, or 7.4% of total acquisitions). $4.2 million, or 1.5% of total acquisitions, were in unsecured notes. The remaining $11.3 million (4.1% of total acquisitions) was comprised of equity investments, including $4.9 million in equity interests in portfolios of debt and lease assets and $6.4 million in equity positions received in connection with debt investments. Additionally, we received approximately $267.8 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2020.

At September 30, 2021, our investment portfolio of $1,757.4 million (at fair value) consisted of 106 portfolio companies and was invested 90.0% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 84.2% in senior secured loans, 5.5% in senior secured notes, 0.3% in junior notes and 10.0% in equity investments. Our average portfolio company investment at fair value was approximately $16.6 million. Our largest portfolio company investment by value was approximately 4.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.6% of our portfolio at September 30, 2021.

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

The industry composition of our portfolio at fair value at September 30, 2021 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	16.3%
Diversified Financial Services	11.9%
Diversified Consumer Services	9.9%
Professional Services	7.7%
Software	7.6%
Textiles, Apparel and Luxury Goods	5.4%
Automobiles	3.8%
Media	3.6%
Health Care Technology	3.6%
IT Services	2.5%
Diversified Telecommunication Services	2.4%
Insurance	2.2%
Healthcare Providers and Services	2.1%
Airlines	2.0%
Internet and Catalog Retail	1.8%
Road and Rail	1.7%
Consumer Finance	1.6%
Hotels, Restaurants and Leisure	1.6%
Aerospace and Defense	1.6%
Specialty Retail	1.6%
Tobacco Related	1.5%
Capital Markets	1.4%
Construction and Engineering	1.2%
Personal Products	1.1%
Other	3.9%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.4% at September 30, 2021 and 9.6% at December 31, 2020. The weighted average effective yield of our total portfolio was 8.8% at September 30, 2021 and 9.2% at December 31, 2020. At September 30, 2021, 94.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.3% at September 30, 2021. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2021, representing 1.0% of the portfolio at fair value and 1.8% at cost. At December 31, 2020, 95.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7% at December 31, 2020. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 0.5% of the portfolio at fair value and 1.2% at cost.

Results of operations

Investment income

Investment income totaled $42.7 million and $42.8 million, respectively, for the three months ended September 30, 2021 and 2020, of which $40.5 million and $39.8 million were attributable to interest and fees on our debt investments, $1.9 million and $1.3 million to dividend income and $0.3 million and $1.7 million to other income, respectively. Included in interest and fees on our debt investments were $3.2 million and $1.8 million of non-recurring income related to prepayments for the three months ended September 30, 2021 and 2020, respectively. Included in other income were $0.0 and $1.7 million in amendment fees during the three months ended September 30, 2021 and 2020, respectively. The decrease in investment income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily reflects a decrease in other income received partially offset by the higher dividend income during the three months ended September 30, 2021.

Investment income totaled $125.5 million and $129.2 million, respectively, for the nine months ended September 30, 2021 and 2020, of which $117.1 million and $120.8 million were attributable to interest and fees on our debt investments, $6.9 million and $2.0 million to dividend income and $1.5 million and $6.4 million to other income, respectively. Included in interest and fees on our debt investments were $5.9 million and $3.1 million of non-recurring income related to prepayments for the nine months ended September 30, 2021 and 2020, respectively. Included in other income were $0.9 million fee income and $5.5 million in amendment fees during the nine months ended September 30, 2021 and 2020, respectively. The decrease in investment income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily reflects a decrease in interest income due to the decline in LIBOR rates and lower other income received partially offset by the higher dividend income during the nine months ended September 30, 2021.

Expenses

Total operating expenses for the three months ended September 30, 2021 and 2020 were $24.0 million and $22.7 million, respectively, comprised of $10.5 million and $9.7 million in interest expense and related fees, $6.8 million and $5.9 million in base management fees, $4.7 million and $5.0 million in incentive fee expense, $0.4 million and $0.5 million in administrative expenses, $0.5 million and $0.4 million in professional fees, and $1.1 million and $1.2 million in other expenses, respectively. The increase in expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 reflects the higher interest expense and base management fees, partially offset by the lower incentive fees.

Total operating expenses for the nine months ended September 30, 2021 and 2020 were $70.6 million and $66.0 million, respectively, comprised of $31.3 million and $31.3 million in interest expense and related fees, $19.1 million and $17.8 million in base management and advisory fees, $14.0 million and $10.3 million in incentive fee expense, $1.4 million and $1.6 million in administrative expenses, $1.4 million and $1.4 million in professional fees, and $3.4 million and $3.6 million in other expenses, respectively. The increase in expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily reflects the deferral of incentive fees related to the first quarter of 2020 and the increase in base management fees.

Net investment income

Net investment income was $18.7 million and $20.1 million, respectively, for the three months ended September 30, 2021 and 2020. The decrease in net investment income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily reflects the higher expenses for the three months ended September 30, 2021.

Net investment income was $54.9 million and $63.2 million, respectively, for the nine months ended September 30, 2021 and 2020. The decrease in net investment income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2021 primarily reflects lower investment income and the higher expenses as a result of the incentive fee deferral.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2021 and 2020 was $7.9 million and $(18.0) million, respectively. Net realized gains for the three months ended September 30, 2021 reflect a $5.1 million gain on the partial sale of our equity investment in Edmentum.  The net realized loss for the three months ended September 30, 2020 was comprised primarily of the restructuring of AGY.

Net realized gain (loss) for the nine months ended September 30, 2021 and 2020 was $10.8 million and $(13.5) million, respectively. Net realized gain for the nine months ended September 30, 2021 was comprised primarily of a $8.8 million gain from the disposition of our One Sky equity position and a $6.1 million gain on the partial sale of our equity investment in Edmentum, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint. Net realized loss for the nine months ended September 30, 2020 was comprised primarily of the restructuring of our investment in AGY, partially offset by a $4.9 million gain on the disposition of our investment in STG Fairway (First Advantage), exclusive of prepayment income earned.

For the three months ended September 30, 2021 and 2020, the change in net unrealized appreciation/depreciation was $(9.5) million and $46.8 million, respectively. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2021 was primarily driven by a $6.8 million reversal of previous unrealized gains on Edmentum and $3.7 million in unrealized losses on Hylan Datacom, partially offset by $5.1 million in unrealized gains from Razor Group. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2020 was primarily driven by continued spread tightening during the three months ended September 30, 2020 following the dramatic spread widening and volatility during the first quarter of 2020 related to the market impact of COVID-19 and the partial recovery during the second quarter.

For the nine months ended September 30, 2021 and 2020, the change in net unrealized appreciation/depreciation was $41.7 million and $(24.0) million, respectively. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2021 was primarily driven by $40.0 million in unrealized gains on our investment in Edmentum, a $5.7 million reversal of previously recognized unrealized losses on GlassPoint and overall spread tightening and continued recovery related to the market impact of COVID-19, partially offset by a $10.9 million reversal of previously recognized unrealized gains on One Sky and $9.1 million in unrealized losses from Amteck. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2020 was primarily driven by net spread widening and volatility across our portfolio related to the market impact of COVID-19, partially offset by an unrealized gain of $4.5 million on our investment in Domo and a gain of $5.1 million on our investment in Amteck.

Incentive compensation

Incentive fees for the three months ended September 30, 2021 and 2020 were $4.7 million and $5.0 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $14.0 million and $10.3 million, respectively. For the three and nine months ended September 30, 2021 and 2020, incentive fees were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the three and nine months ended September 30, 2021 included $0.6 million (1/6) of the First Quarter 2020 Catchup Amount and $1.8 million (3/6) of the First Quarter 2020 Catchup Amount, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the nine months ended September 30, 2021 and 2020.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $10.9 million and $46.5 million for the three months ended September 30, 2021 and 2020, respectively. The lower net increase in net assets resulting from operations during the three months ended September 30, 2021 was primarily due to the lower change in unrealized gains during the three months ended September 30, 2021 compared to the change in unrealized gains during the three months ended September 30, 2020.

The net increase in net assets applicable to common shareholders resulting from operations was $101.2 million and $23.4 million for the nine months ended September 30, 2021 and 2020, respectively. The higher net increase in net assets resulting from operations during the nine months ended September 30, 2021 was primarily due to the net realized and unrealized gains during the nine months ended September 30, 2021 compared to the net realized and unrealized losses in the same period in 2020, partially offset by the lower net investment income during the nine months ended September 30, 2021.

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

Prior to its discontinuance effective July 7, 2020, we had offered an “opt in” dividend reinvestment plan to our common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the nine months ended September 30, 2020:

2020
Shares Issued	838
Average Price Per Share	$7.46
Proceeds	$6,253

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 28, 2021, to be in effect through the earlier of two trading days after our fourth quarter 2021 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020
Shares Repurchased	N/A	1,000,000
Price Per Share *	N/A	$6.10
Total Cost	N/A	$6,100,190

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at September 30, 2021 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$120,592,742	$179,407,258	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	—	200,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	—	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,717,275	—	139,717,275
2024 Notes ($250 million par)	2024	3.900%		248,283,127	—	248,283,127
2026 Notes ($325 million par)	2026	2.850%		326,642,360	—	326,642,360
Total leverage				985,235,504	$379,407,258	$1,364,642,762
Unamortized issuance costs				(7,393,385)
Debt, net of unamortized issuance costs				$977,842,119

(1)	Except for the convertible notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of September 30, 2021, $8.8 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
(3)	Facility has a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Facility has a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019.  On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2021, the Company’s asset coverage ratio was 198%.

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

Net cash used in operating activities during the nine months ended September 30, 2021 was $49.3 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $64.1 million, offset by net investment income (net of non-cash income and expenses) of approximately $14.8 million.

Net cash provided by financing activities was $65.8 million during the nine months ended September 30, 2021, consisting primarily of $326.6 million in net proceeds from the issuance of unsecured debt, offset by $180.7 million in repayment of unsecured notes, $52.0 million in dividends paid to common shareholders, $23.9 million in net repayments of credit facility draws and $4.2 million in payments of debt issuance costs.

At September 30, 2021, we had $36.6 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2021, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The 2022 Convertible Notes, the Operating Facility, Funding Facility II, the 2024 Notes and the 2026 Notes, mature in March 2022, May 2026, August 2025, August 2024 and February 2026, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the investment management agreement and administration agreement without penalty upon not less than 60 days’ written notice to the other.

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

The following tables summarize dividends declared for the nine months ended September 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 17, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
				$0.90	$51,990,537

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September30, 2020	Regular	0.30	17,330,179
				$1.02	$59,282,180

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

Recent Developments

From October 1, 2021 through November 2, 2021, the Company has invested approximately $32.0 million primarily in two senior secured loans with a combined effective yield of approximately 10.0%.

On October 28, 2021, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2021 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On October 28, 2021, the Company’s board of directors established the role of Lead Independent Director, and elected Eric Draut to serve in this role. Mr. Draut has served on the Company’s board of directors since 2011 and had recently served as Chair of the Audit Committee. In conjunction with the establishment of a Lead Independent Director and Mr. Draut’s appointment, the board also appointed existing board members Peter Schwab and Freddie Reiss as Chair of the Governance and Compensation Committee and Chair of the Audit Committee, respectively.

On November 3, 2021, the Company’s board of directors declared a fourth quarter dividend of $0.30 per share payable on December 31, 2021 to stockholders of record as of the close of business on December 17, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2021, 94.1% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2021 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Basis Point Change
Up 300 basis points	$27,458,010	$0.48
Up 200 basis points	13,769,013	0.24
Up 100 basis points	1,572,198	0.03
Down 100 basis points	(18,807)	(0.00)
Down 200 basis points	(18,807)	(0.00)
Down 300 basis points	(18,807)	(0.00)

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

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2021, we are currently not a party to any pending material legal proceedings.

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

BlackRock TCP Capital Corp.

Date: November 3, 2021
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: November 3, 2021
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer