Form 10-K
period 2021-12-31
BlackRock TCP Capital Corp.
filed 2022-02-24
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2021

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2021 (the last business day of the Registrant’s most recently completed second quarter) was $798.3 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 23, 2022 was 57,767,264.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Part I

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Related to Our Business

•	Events outside of our control, including public health crises, may negatively affect the results of our operations.
•

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

•

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

•	Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•	Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.
•	Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•	Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
•	Our use of borrowed funds, including under the Leverage Program, to make investments exposes us to risks typically associated with leverage.
•	The creditors under the SVCP Facility and TCPC Funding II Facility have a first claim on all of the Company’s assets included in the collateral for the respective facilities.
•	The SBIC is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.
•	If we incur additional leverage, it will increase the risk of investing in shares of our common stock.
•	The lack of liquidity in substantially all of our investments may adversely affect our business.
•

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

•	Our Advisor and its affiliates and employees may have certain conflicts of interest.
•	Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.
•

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

•	The highly competitive market in which we operate may limit our investment opportunities.
•	Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

Risks Related to Our Investments

•	Our investments are risky and highly speculative, and we could lose all or part of our investment.
•

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•	Our portfolio companies may be highly leveraged.

Risks Related to Our Operations as a BDC

•

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

•	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•

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

•

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

•

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.

•	There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital
•	We may experience cyber-security incidents and are subject to cyber-security risks.

Risks Relating to Our Common Stock and Other Securities

•	Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.
•	Investing in our common stock may involve an above average degree of risk.
•	The market price of our common stock may fluctuate significantly.
•

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

•	Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
•	Our credit ratings may not reflect all risks of an investment in our debt securities.

Item 1.	Business

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

The Advisor

Our investment activities are managed by the Advisor. The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. The Advisor is a wholly-owned, indirect subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with approximately $10 trillion of assets under management as of December 31, 2021. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested approximately $37.0 billion in 840 companies since the Advisor’s inception in 1999, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

Since the beginning of 2011, the Advisor executed across its funds approximately $24.7 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $5.6 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $28.5 billion of leveraged loans to 615 companies since 1999, of which we invested over $6.2 billion in 335 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2021, our investment portfolio of $1,841.1 million (at fair value) consisted of 115 portfolio companies and was invested 88.8% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 85.1% in senior secured loans, 3.5% in senior secured notes, 0.2% in junior notes and 11.2% in equity investments. Our average portfolio company investment at fair value was approximately $16.3 million. Our largest portfolio company investment by value was approximately 4.1% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.3% of our portfolio at December 31, 2021.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2021.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $20.3 billion in committed capital as of December 31, 2021 (approximately 10.8% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of four voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Philip M. Tseng, Rajneesh Vig, Rob DiPaulo and Brad Pritchard. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933 (the “Securities Act”), or the Securities Exchange Act of 1934. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without stockholder approval.

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
•

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and satisfies either of the following:

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

Asset Coverage Requirement

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%.  On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a BDC to have a ratio of total outstanding indebtedness to equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

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

Small Business Administration Regulations

On April 22, 2014, the SBIC received a license from the Small Business Administration (the “SBA”) to operate as a small business investment company. The SBIC license allows us to borrow funds from the SBA against eligible investments. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $175.0 million. There is no assurance that we will draw up to the maximum limit available under the Small Business Investment Company program.

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

As a RIC, in any taxable year with respect to which we timely distribute at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-

term capital gain in excess of short-term capital loss) that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income on a timely basis. To the extent that we retain our net capital gain for investment or any investment company taxable income, we will be subject to U.S. federal income tax at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2021, five of the Company’s debt investments were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We make available free-of-charge, on or through our website at http://investors.tcpcapital.com/, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also make available on our website the charters for the Audit Committee and the Governance and Compensation Committee, as well as our Code of Ethics required under the 1940 Act and our Code of Ethics and Business Conduct required under the Sarbanes-Oxley Act (our “SOX Code of Ethics”). Further, we will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, our Code of Ethics and our SOX Code of Ethics. Requests for copies should be addressed to: BlackRock TCP Capital Corp., 2951 28th Street, Suite 1000, Santa Monica, CA 90405, Attention: Investor Relations. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s website at http://www.sec.gov.

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

Investment Management Agreement

The Company has entered into an investment management agreement with the Advisor, under which the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations and provides investment advisory services to the Company. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. Prior to August 1, 2018, SVCP was regulated as a BDC and was also party to an investment management agreement with the Advisor. On January 29, 2018, SVCP amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert its then existing incentive compensation structure from a profit allocation and distribution to its general partner into a fee payable to the Advisor pursuant to such investment management agreement. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company. Accordingly, prior to January 1, 2018, incentive compensation was allocated to SVCP’s general partner as a distribution. Our board of directors held in-person meetings on October 28, 2021, in order to consider and reapprove our investment management agreement.

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

Examples of Incentive Compensation Calculation

Example 1: Income Portion of Incentive Compensation:

Assumptions

•	Total return hurdle(1) = 7%

Alternative 1

a.	Additional Assumptions
i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 11.5%
ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 9%
iii.	cumulative annual total return = 6%

b.	Cumulative total return does not exceed total return hurdle, therefore there is no income incentive compensation.

Alternative 2

a.	Additional Assumptions
i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 10%
ii.	cumulative ordinary income before incentive compensation (gross ordinary income - (management fee + other expenses)) = 7.5%
iii.	cumulative annual total return = 8.5%

b.Tentative incentive compensation = 17.5% x ordinary income before incentive compensation

= 17.5% x 7.5%

= 1.3%

c.Total return after incentive compensation = 8.5% - 1.3%

= 7.2%

d.Cumulative ordinary income before incentive compensation is positive and the cumulative total return after    incentive compensation exceeds the total return hurdle, therefore incentive compensation is fully payable.

Alternative 3

a.	Additional Assumptions
i.	cumulative gross ordinary income (including interest, dividends, fees, etc.) = 10%
ii.	cumulative ordinary income before incentive compensation (gross ordinary income — (management fee + other expenses)) = 7.5%
iii.	cumulative annual total return = 8.0%
(1)	Represents 7.0% annualized total return hurdle.
•	Management fee = 1.5%

Represents 1.5% annualized management fee, assuming no liabilities and no leverage above 1.0x debt to equity.

•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 1%

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

= 1.0%

Example 2: Capital Gains Portion of Incentive Compensation:

Alternative 1:

a.	Assumptions

i.	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).
ii.	Year 2: Investment A sold for $50 million and fair market value, or fair market value (“FMV”), of Investment B determined to be $32 million. Cumulative annual total return of 40%.
iii.	Year 3: FMV of Investment B determined to be $25 million. Cumulative annual total return of 15%.
iv.	Year 4: Investment B sold for $31 million. Cumulative annual total return of 10%.
b.	The capital gains portion of the incentive compensation would be:
i.	Year 1: None.
ii.	Year 2: Capital gains incentive compensation of $5.25 million ($5.25 million = $30 million realized capital gains on sale of Investment A multiplied by 17.5% and total return hurdle satisfied).
iii.	Year 3: None; no realized capital gains.
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

Board and stockholder approval of the investment management agreement

Our board of directors held in-person meetings on October 28, 2021, in order to consider and reapprove our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Leverage

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the "2026 Notes") and $160.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes, the “Leverage Program”). Prior to being repaid on September 17, 2021, leverage included $175.0 million in unsecured notes due August 2022 issued by the Company (the "2022 Notes"). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP, and bears interest at a rate of LIBOR plus 1.75% or 2.00%. In addition to amounts due on outstanding debt, the Operating Facility accrues commitment fees of 0.375% per annum on the unused portion above the minimum utilization of the facility, or 0.50% per annum on the unused portion that is below the minimum utilization of the total facility until the earlier of (i) March 1, 2022 or (ii) the date on which the March 2022 Convertible Notes are terminated in full, after which time they will accrue at a rate of 2.00% per annum. The Operating Facility includes a $100 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.

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

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2022 Notes for a total outstanding aggregate principal amount of $175.0 million.  The 2022 Notes bear interest at an annual rate of 4.125% and were redeemed at a price equal to par plus a "make whole" premium, and accrued and unpaid interest on September 17, 2021.

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures, and rank pari passu with the 2022 Convertible Notes and 2026 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually.

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

The SBIC is able to issue up to $160.0 million in debt under the SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $87.5 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2021. Debt issued under the SBA Debentures is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2021, we were in full compliance with such covenants.

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

COVID-19, and concern about its spread has resulted in severe disruptions to global financial markets, restrictions on travel and gatherings of any measurable amount of people, including quarantines, expedited and enhanced health screenings, business and school closings, disruptions to employment and supply chains and reduced productivity, all of which have severely impacted business activity in virtually all economies, markets and sectors and negatively impacted the value of many financial and other assets. The current economic situation and the unprecedented measures taken by state, local and national governments around the world to combat the spread of COVID-19, as well as various social, political and psychological tensions in the United States and around the world, may continue to contribute to severe market disruptions and volatility and reduced economic activity, may have long-term negative effects on the U.S. and worldwide financial markets and economy and may cause further economic uncertainties in the United States and worldwide. It is difficult to predict how long the financial markets and economic activity will continue to be impacted by these events and the Company cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

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

•	inability of the Company to pay any dividends and distributions or service its debt;
•	inability of the Company to maintain its status as a RIC under the Code;
•	potentially sever, sudden and unexpected declines in the value of our investments;
•	increased risk of default or bankruptcy by the companies in which we invest;
•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•

reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;
•	limited availability of new investment opportunities;
•	inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;
•	a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and
•	general threats to the Company’s ability to continue investment operations and to operate successfully as a business development company.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. Additionally, the vaccine produced by Johnson & Johnson is currently authorized for emergency use, and the U.S. Food and Drug Administration has granted full approval to the vaccines produced by Pfizer-BioNTech and Moderna, which will now be marketed as Comirnaty and Spikevax, respectively. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. [Shares of our common stock are trading below our net asset value as of the filing date of this Annual Report.] Market conditions and our trading discount to net asset value may make it difficult for us to raise equity capital because, even though we have approval from our stockholders to sell shares of our common stock at a price below net asset value, we must first obtain approval for such sales from our independent directors and the approval we have obtained from our stockholders for such sales is only effective until May 26, 2022, unless approved again by our stockholders for another 12-month period. Absent such stockholder and independent director approval, subject to some limited exceptions, as a BDC we are generally not able to sell shares of our common stock at a price less than net asset value. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “–Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.”

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave,” “third wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our annual meeting of stockholders held on May 26, 2021, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 26, 2022. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, the Biden administration has indicated that it intends to modify key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Company’s shares and their indirect effect on the value of the Company’s assets, the Company’s shares or market conditions generally.

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

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the United States and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.

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

On January 31, 2020, the United Kingdom officially withdrew from the EU, commonly referred to as “Brexit”.  Following a transition period, the  United Kingdom and the EU signed a Trade and Cooperation Agreement (“UK/EU Trade Agreement”), which came into full force on May 1, 2021 and set out the foundation of the economic and legal framework for trade between the United Kingdom and the EU. As the UK/EU Trade Agreement is a new legal framework, the implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. The United Kingdom’s exit from the EU is expected to result in additional trade costs and disruptions in this trading relationship. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

The risk of interest rates rising is more pronounced in the current market environment with certain rates at history lows and recent inflationary movements.

Changes relating to the LIBOR calculation process, the phase-out of London Interbank Offer Rate (“LIBOR”) and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate, which is intended to replace the U.S. dollar LIBOR). Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

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

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility and TCPC Funding II Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 24, 2022, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control.

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

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP, and the Funding Facility II matures on August 4, 2025, subject to extension by the lender at the request of TCPC Funding II. Any inability to renew, extend or replace the Operating Facility and/or Funding Facility II could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP. Borrowings under the Operating Facility generally bear interest at a rate of LIBOR plus 1.75% per annum, subject to certain limitations. The Funding Facility II matures on August 4, 2025, subject to extension by the lender at the request of TCPC Funding II. Borrowings under the Funding Facility II generally bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus an administrative fee of 0.15% per annum. We do not currently know whether we will renew, extend or replace the Operating Facility and Funding Facility II upon their maturities or whether we will be able to do so on terms that are as favorable as the Operating Facility and Funding Facility II. In addition, we will be required to liquidate assets to repay amounts due under the Operating Facility and Funding Facility II if we do not renew, extend or replace the Operating Facility and Funding Facility II prior to their respective maturities.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $175.0 million or to a group of SBICs under common control to $350.0 million.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2021, the SBIC had $150.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2021, which represented borrowings equal to 53.8% of our total assets. On such date, we also had $1,894.2 million in total assets; $1,841.1 million in total investments; an average cost of funds of 3.26% based on contractual terms at December 31, 2021; $1,019.3 million aggregate principal amount of debt outstanding; and $829.5 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2021 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 3.26% by the $1,019.3 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2021 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders	(26)%	(15)%	(4)%	7%	18%

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. The risk of interest rates rising is more pronounced in the current market environment with certain rates at historic lows and recent inflationary price movements.

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

As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. These requirements limit the amount that we may borrow. On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of TCPC SBIC LP guaranteed by the SBA from our 150% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $160.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

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

Our investments in the Internet software and services sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Internet software and services is our largest industry concentration. Each industry contains certain industry related credit risks.

General risks of companies in the Internet software and services industry sector include intellectual property infringement liability issues, the inability to protect Internet software and other proprietary technology, extensive competition and limited barriers to entry. Generally, the market for Internet software and services is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the Internet software and services sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the Internet software and services industry relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, an Internet software and services company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company’s failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If an internet software and services company in which we invest is unable to navigate these risks, our performance may be adversely affected.

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

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interests of our common stockholders.

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value, or issue securities convertible into common stock, without first obtaining the required approvals from our stockholders and our independent directors. If our common stock trades at a discount to net asset value, those restrictions could adversely affect our ability to raise equity capital. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders. If we raise additional capital by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2021, approximately $258.2 million, or approximately 13.7%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on May 26, 2021, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval, unless approved again by our stockholders for another 12-month period.

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

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our annual of stockholders held on May 26, 2021, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 26, 2021. We also received authority from our stockholders at our 2013 annual meeting to issue warrants, options or other rights to subscribe for, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures. This authorization has no expiration date.

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

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2021 and 2020. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

		Stock Price		Premium/ (Discount) of High	Premium/ (Discount) of Low
	NAV(1)	High(2)	Low(2)	Sales Price to NAV(3)	Sales Price to NAV(3)	Declared Dividends
Fiscal year ended December 31, 2021
First Quarter	$13.56	$14.89	$11.13	9.8%	(17.9)%	$0.30
Second Quarter	14.21	14.97	13.74	5.3%	(3.3)%	0.30
Third Quarter	14.09	14.39	13.36	2.1%	(5.2)%	0.30
Fourth Quarter	14.36	14.36	13.18	—	(8.2)%	0.30

Fiscal year ended December 31, 2020
First Quarter	$11.76	$14.75	$4.40	25.4%	(62.6)%	$0.36
Second Quarter	12.21	10.82	5.22	(11.4)%	(57.2)%	0.36
Third Quarter	12.71	10.28	8.75	(19.1)%	(31.2)%	0.30
Fourth Quarter	13.24	12.37	9.22	(6.6)%	(30.4)%	0.30

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

As of February 24, 2022, we had approximately 30,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 16 stockholders of record. On February 23, 2022, the last reported sales price of our common stock was $13.47 per share.

The table below sets forth each class of our outstanding securities as of February 23, 2022.

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 16, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
November 3, 2021	December 17, 2021	December 31, 2021	Regular	0.30	17,330,179
				$1.20	$69,320,716

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
November 2, 2020	December 17, 2020	December 31, 2020	Regular	0.30	17,330,179
				$1.32	$76,612,359

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

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKROCK TCP CAPITAL CORP.,   S&P 500 TOTAL RETURN INDEX AND WELLS FARGO BUSINESS DEVELOPMENT COMPANY INDEX

Total Return Performance

NOTES:    Assumes $100 invested April 4, 2012 in BlackRock TCP Capital Corp., the S&P 500 Total Return Index, the S&P LSTA Leveraged Loan Index and the S&P Business Development Company Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

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

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	—%	(1)
Offering Expenses (as a percentage of offering price)	—%	(2)
Dividend Reinvestment Plan Fees	—	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(4)
Base Management Fees	3.07%	(5)
Incentive Compensation Payable Under the Investment Management Agreement	1.96%	(6)
Interest Payments on Borrowed Funds	4.70%	(7)
Other Expenses	0.89%	(8)
Total Annual Expenses	10.62%

(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	The related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of the dividend reinvestment plan are included in “other expenses.”
(4)	The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $803.8 million for the twelve month period ended December 31, 2021.
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

(7)

“Interest Payments on Borrowed Funds” represents interest and fees estimated to be accrued on the Operating Facility and Funding Facility II and amortization of debt issuance costs, and assumes the Operating Facility and Funding Facility II are fully drawn (subject to asset coverage limitations under the 1940 Act) and that the interest rate on the debt issued (i) under the Operating Facility is the rate in effect as of December 31, 2021, which was 2.11% and (ii) under the Funding Facility II is the rate which would have been approximately 2.11% as of December 31, 2021. “Interest Payments on Borrowed Funds” additionally represents interest and fees estimated to be accrued on our $140.0 million in aggregate principal amount of our 4.625% convertible senior unsecured notes due 2022, which bear interest at an annual rate of 4.625%, payable semi-annually, and are convertible into shares of our common stock under certain circumstances, our $250.0 million in aggregate principal amount of notes due 2024, which bear interest at an annual rate of 3.900%, payable semi-annually, our $325.0 million in aggregate principal amount of notes due 2026, which bear interest at an annual rate of

2.850%, payable semi-annually and our $160.0 million of committed leverage from the SBA, which SBA debentures, once drawn, bear an interim interest rate of LIBOR plus 30 basis points, are non-recourse and may be prepaid at any time without penalty, and assumes that the committed leverage from the SBA is fully drawn. When we borrow money or issue preferred stock, all of our interest and preferred stock dividend payments are indirectly borne by our common stockholders.

(8)

“Other Expenses” includes our estimated overhead expenses, including expenses of our Advisor reimbursable under the investment management agreement and of the Administrator reimbursable under the administration agreement except for certain administration overhead costs which are not currently contemplated to be charged to us. Such expense estimate, other than the Administrator expenses, is based on actual other expenses for the twelve month period ended December 31, 2021.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(1)	$109	$265	$411	$730
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(2)	$109	$265	$411	$730

(1)	All incentive compensation (on both net investment income and net realized gains) is subject to a total return hurdle of 7%. Consequently, no incentive compensation would be incurred in this scenario.
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

Item 6.	[Reserved]

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

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $140.0 million in convertible senior unsecured notes issued by the Company maturing in 2022 (the “2022 Convertible Notes”), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”) and $160.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes, the “Leverage Program”). Prior to being repaid on September 17, 2021, debt included $175.0 million in unsecured notes due August 2022 issued by the Company (the "2022 Notes"). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”). Prior to its maturity on December 15, 2019, leverage also included convertible senior unsecured notes due December 2019 issued by the Company (the “2019 Convertible Notes”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2021, 86.3% of our total assets were invested in qualifying assets.

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

Critical accounting policies and estimates

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing one or more methodologies, including the market approach, the income approach, or in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparable, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparable, our principal market (as the reporting entity) and enterprise values.

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

As of December 31, 2021, 0.1% of our investments were categorized as Level 1, 6.4% were categorized as Level 2, 93.2% were Level 3 investments valued based on valuations by independent third-party sources, and 0.3% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the year ended December 31, 2021, we invested approximately $757.1 million, comprised of new investments in 43 new and 26 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $719.1 million, or 95.0% of total acquisitions, were in senior secured loans, $5.8 million, or 0.7% of total acquisitions, were in senior secured notes, and $6.5 million, or 0.9% of total acquisitions, were in unsecured debt securities. The remaining $25.7 million (3.4% of total acquisitions) was comprised of equity investments, including $13.3 million in equity interest in a portfolio of lease assets. Additionally, we received approximately $622.6 million in proceeds from sales or repayments of investments during the year ended December 31, 2021.

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

At December 31, 2021, our investment portfolio of $1,841.1 million (at fair value) consisted of 115 portfolio companies and was invested 88.8% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 85.1% in senior secured loans, 3.5% in senior secured notes, 0.2% in junior notes and 11.2% in equity investments. Our average portfolio company investment at fair value was approximately $16.0 million. Our largest portfolio company investment by value was approximately 4.1% of our portfolio and our five largest portfolio company investments by value comprised approximately 17.3% of our portfolio at December 31, 2021.

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

The industry composition of our portfolio at fair value at December 31, 2021 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	16.9%
Diversified Consumer Services	11.1%
Diversified Financial Services	10.2%
Software	8.1%
Professional Services	7.4%
Textiles, Apparel and Luxury Goods	5.6%
Media	4.0%
Healthcare Technology	3.8%
Automobiles	3.7%
Capital Markets	2.7%
IT Services	2.4%
Diversified Telecommunication Services	2.3%
Road and Rail	2.2%
Healthcare Providers and Services	2.1%
Insurance	1.8%
Specialty Retail	1.5%
Aerospace and Defense	1.5%
Consumer Finance	1.4%
Road and Rail	1.4%
Tobacco Related	1.3%
Personal Products	1.0%
Other	7.6%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.2% at December 31, 2021 and 9.6% at December 31, 2020. The weighted average effective yield of our total portfolio was 8.7% at December 31, 2021 and 9.2% at December 31, 2020. At December 31, 2021, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.3% at December 31, 2021. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2021, representing 0.9% of the portfolio at fair value and 1.7% at cost. At December 31, 2020, 95.4% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7% at December 31, 2020. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 0.5% of the portfolio at fair value and 1.2% at cost.

Results of operations

Investment income

Investment income totaled $165.1 million, $172.1 million and $195.2 million, respectively, for the years ended December 31, 2021, 2020 and 2019, of which $155.7 million, $161.7 million and $191.6 million were attributable to interest and fees on our debt investments, $7.8 million. $2.5 million and $2.4 million to dividend income, $0.0 million, $0.1 million and $0.3 million to lease income and $1.6 million, $7.9 million and $0.9 million to other income, respectively. Included in interest and fees on our debt investments were $7.0 million, $8.4 million and $11.9 million of non-recurring income related to prepayments for the years ended December 31, 2021, 2020 and 2019, respectively. Included in other income were $0.0 million, $4.5 million and $0.0 million in amendment fees during the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in investment income for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the lower other income received, partially offset by the higher dividend income during the year ended December 31, 2021. The decrease in investment income in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the lower prepayment income partially offset by the higher other income received during the year ended December 31, 2020.

Expenses

Total operating expenses for the years ended December 31, 2021, 2020 and 2019 were $92.6 million, $88.9 million and $100.3 million, respectively, comprised of $41.0 million, $41.2 million and $46.4 million in interest expense and related fees, $25.7 million, $23.8 million and $24.9 million in base management fees, $17.7 million, $15.3 million and $20.3 million in incentive fee expense, $1.9 million, $2.2 million and $2.3 million in administrative expenses, $1.7 million, $1.8 million and $1.8 million in professional fees, and $4.6 million, $4.5 million and $4.6 million in other expenses, respectively. The increase in expenses in the year ended December 31, 2021 compared to the year ended December 31, 2020 reflects the higher base management fees and incentive fee expense during the year ended December 31, 2021. The decrease in expenses in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily reflects the deferral of incentive fees related to the first quarter of 2020 and the lower interest expense due to lower LIBOR rates during the year ended December 31, 2020.

Net investment income

Net investment income was $72.5 million, $83.2 million and $94.9 million, respectively, for the years ended December 31, 2021, 2020 and 2019. The decrease in net investment income for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily reflects the decrease in total investment income and increase in expenses in the year ended December 31, 2021. The decrease in net investment income in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses in the year ended December 31, 2020.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2021, 2020 and 2019 was $4.3 million, $(5.5) million and $(76.6) million, respectively. Net realized gains for the year ended December 31, 2021 reflect a $8.8 million gain from the dispositon of our One Sky equity position and a $6.5 million gain on the partial sale of our equity investment in Edmentum, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint and a $5.5 million loss from the sale of a portion of our investment in Credit Suisse AG. Net realized loss for the year ended December 31, 2020 was comprised primarily of a $15.6 million loss from the restructuring of AGY and a $2.4 million loss on the disposition of our investment in V Telecom, partially offset by the $9.3 million gain from the disposition of a portion of our investment in Edmentum and a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned. Our loans to AGY generated significant interest income prior to the restructuring. Net realized loss for the year ended December 31, 2019 was comprised primarily of $56.6 million loss on the restructuring of our investment in Fidelis and $20.5 million loss on the disposition of our investment in Green Biologics. Both Fidelis and Green Biologics had generated significant income prior to their dispositions.

For the years ended December 31, 2021, 2020 and 2019, the change in net unrealized appreciation (depreciation) was $63.2 million, $(3.9) million and $12.3 million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2021 was primarily driven by $45.0 million in unrealized gains on our investment in Edmentum, $9.8 million in unrealized gains on CORE Entertainment, $6.8 million in unrealized gains on our investment in Razor and a $7.0 million reversal of previously recognized unrealized losses from the sale of Credit Suisse AG, partially offset by a $11.1 million reversal of previously recognized unrealized gains on One Sky and $9.1 million in reversal of previously recognized unrealized gains on Amteck. The change in net unrealized appreciation(depreciation) for the year ended December 31, 2020 was primarily driven by net spread widening and volatility across our portfolio related to the market impact of COVID-19 including a $9.2 million unrealized loss on Fishbowl, a $6.7 million unrealized loss on our investment in Credit Suisse notes and a $5.5 million loss on GlassPoint Solar, partially offset by a gain of $8.9 million on our investment in Amteck, $8.7 million on our investment in Aventi, $5.9 million on our investment in Domo and a gain of $5.0 million on our investment in One Sky. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2019 was comprised primarily of a gain of $13.4 million on our investment in Edmentum, a gain of $6.3 million on our investment in 36th Street, and reversals of previously recognized unrealized losses of $14.9 million from Green Biologics and $3.5 million from Fidelis, partially offset by markdowns of $12.5 million on our investment in Securus and $7.7 million on our investment in AGY.

Incentive compensation

Incentive fees for the years ended December 31, 2021, 2020 and 2019 were $17.7 million, $15.3 million and $20.3 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the year ended December 31, 2021 included $1.9 million (3/6) of the First Quarter 2020 Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the years ended December 31, 2021, 2020 and 2019.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $133.8 million, $71.4 million and $30.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The higher net increase in net assets resulting from operations during the year ended December 31, 2021 was primarily due to the realized and unrealized gains compared to the realized and unrealized losses during the year ended December 31, 2020, partially offset by the $6.2 million realized loss on the extinguishment of the 2022 Notes. The higher net increase in net assets resulting from operations during the year ended December 31, 2020 was primarily due to the lower net realized and unrealized losses, partially offset by the lower net investment income during the year ended December 31, 2020 and a $2.4 million loss on the extinguishment of Funding Facility I compared to the year ended December 31, 2019.

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

Prior to its discontinuance effective July 7, 2020, we had offered an “opt in” dividend reinvestment plan to our common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2020:

2020
Shares Issued	838
Average Price Per Share	$7.46
Proceeds	$6,253

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 17, 2022, to be in effect through the earlier of two trading days after our first quarter 2022 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Shares Repurchased	N/A	1,000,000
Price Per Share *	N/A	$6.10
Total Cost	N/A	$6,100,190

*	Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at December 31, 2021 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$154,479,544	$145,520,456	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	—	200,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,886,910	—	139,886,910
2024 Notes ($250 million par)	2024	3.900%		248,423,170	—	248,423,170
2026 Notes ($325 million par)	2026	2.850%		326,549,826	—	326,549,826
Total leverage				1,019,339,450	$355,520,456	$1,374,859,906
Unamortized issuance costs				(6,878,110)
Debt, net of unamortized issuance costs				$1,012,461,340

(1)	Except for the 2022 Convertible notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of December 31, 2021, $8.4 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $34.1million of the outstanding amount bore interest at a rate of Prime + 1.00%.

(3)	Operating Facility includes a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019.  On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2021, the Company’s asset coverage ratio was 198%.

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

Net cash used in operating activities during the year ended December 31, 2021 was $82.6 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $128.7 million, offset by net investment income (net of non-cash income and expenses) of approximately $46.1 million.

Net cash provided by financing activities was $82.2 million during the year ended December 31, 2021, consisting primarily of $326.6 million in net proceeds from the issuance of unsecured debt, $10.0 million in credit facility draws (net of repayments), offset by $180.7 million in repayment of unsecured notes, $69.3 million in dividends paid to common shareholders, and $4.4 million in payments of debt issuance costs.

At December 31, 2021, we had $19.6 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2021, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the years ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 16, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
November 3, 2021	December 17, 2021	December 31, 2021	Regular	0.30	17,330,179
				$1.20	$69,320,716

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
November 2, 2020	December 17, 2020	December 31, 2020	Regular	0.30	17,330,179
				$1.32	$76,612,359

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

Recent Developments

From January 1, 2022 through February 23, 2022, the Company has invested approximately $21.9 million primarily in three senior secured loans with a combined effective yield of approximately 8.2%.

On February 17, 2022, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 24, 2022, the Company’s board of directors declared a first quarter dividend of $0.30 per share payable on March 31, 2022 to stockholders of record as of the close of business on March 17, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2021, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2021 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$27,426,619	$0.47
Up 200 basis points	13,519,779	0.23
Up 100 basis points	1,180,086	0.02
Down 100 basis points	70,050	0.00
Down 200 basis points	70,050	0.00
Down 300 basis points	70,050	0.00

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Blackrock TCP Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes and consolidating schedules and statements listed in Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by Tennenbaum Capital Partners, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $1,721,275,311 as of December 31, 2021.

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

February 24, 2022

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blackrock TCP Capital Corp. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 24, 2022

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,637,897,868 and $1,473,322,720, respectively)	$1,638,843,507	$1,461,610,769
Non-controlled, affiliated investments (cost of $37,457,524 and $63,114,875, respectively)	97,207,404	68,927,182
Controlled investments (cost of $146,247,518 and $136,332,302, respectively)	105,087,211	99,026,531
Total investments (cost of $1,821,602,910 and $1,672,769,897, respectively)	1,841,138,122	1,629,564,482

Interest, dividends and fees receivable	20,061,104	15,571,648
Cash and cash equivalents	19,552,273	20,006,580
Receivable for investments sold	6,024,981	278,737
Deferred debt issuance costs	4,786,736	4,984,388
Prepaid expenses and other assets	2,666,111	1,581,320
Total assets	1,894,229,327	1,671,987,155

Liabilities
Debt (net of deferred issuance costs of $6,878,110 and $6,308,172, respectively)	1,012,461,340	850,016,199
Payable for investments purchased	28,994,390	33,275,348
Interest and debt related payables	10,863,683	9,886,085
Management fees payable	6,304,176	5,753,347
Incentive fees payable	3,742,443	5,020,794
Reimbursements due to the Advisor	942,094	1,344,756
Accrued expenses and other liabilities	1,464,565	1,704,048
Total liabilities	1,064,772,691	907,000,577

Commitments and contingencies (Note 5)

Net assets	$829,456,636	$764,986,578

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	$57,767	$57,767
Paid-in capital in excess of par	966,409,911	979,973,202
Distributable earnings (loss)	(137,011,042)	(215,044,391)
Total net assets	829,456,636	764,986,578
Total liabilities and net assets	$1,894,229,327	$1,671,987,155

Net assets per share	$14.36	$13.24

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$143,005,804	$141,433,940	$170,292,622
Non-controlled, affiliated investments	127,247	2,533,862	2,750,461
Controlled investments	6,678,789	6,378,826	5,034,138
PIK income:
Non-controlled, non-affiliated investments	5,839,520	7,554,503	10,108,553
Non-controlled, affiliated investments	—	3,757,086	3,398,235
Dividend income:
Non-controlled, non-affiliated investments	1,131,568	—	—
Non-controlled, affiliated investments	4,599,288	—	—
Controlled investments	2,110,976	2,473,865	2,392,274
Lease income:
Controlled investments	—	38,136	297,827
Other income:
Non-controlled, non-affiliated investments	449,021	4,660,979	891,805
Non-controlled, affiliated investments	1,163,495	3,272,529	—
Total investment income	165,105,708	172,103,726	195,165,915

Operating expenses
Interest and other debt expenses	40,988,760	41,237,035	46,398,795
Management fees	25,719,938	23,806,418	24,860,910
Incentive fees	17,726,879	15,314,201	20,307,759
Administrative expenses	1,851,420	2,159,788	2,338,624
Professional fees	1,715,244	1,841,097	1,756,480
Director fees	982,111	857,789	781,933
Insurance expense	615,901	700,321	591,728
Custody fees	325,239	413,533	410,852
Other operating expenses	2,637,102	2,551,562	2,860,741
Total operating expenses	92,562,594	88,881,744	100,307,822

Net investment income	72,543,114	83,221,982	94,858,093

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,257,955)	618,133	(56,955,163)
Non-controlled, affiliated investments	6,545,598	(6,260,913)	(19,671,886)
Controlled investments	—	129,950	—
Net realized gain (loss)	4,287,643	(5,512,830)	(76,627,049)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	13,083,276	(2,983,907)	(12,197,945)
Non-controlled, affiliated investments	53,937,566	44,680	20,927,521
Controlled investments	(3,854,536)	(958,524)	3,620,169
Net change in unrealized appreciation (depreciation)	63,166,306	(3,897,751)	12,349,745

Net realized and unrealized gain (loss)	67,453,949	(9,410,581)	(64,277,304)

Realized loss on extinguishment of debt	(6,206,289)	(2,436,913)	—

Net increase (decrease) in net assets resulting from operations	$133,790,774	$71,374,488	$30,580,789

Basic and diluted earnings (loss) per share	$2.32	$1.23	$0.52

Basic and diluted weighted average common shares outstanding	57,767,264	57,991,233	58,766,362

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)		Total Net Assets
Balance at December 31, 2018	58,774,607	$58,775	$1,000,073,183	$(169,657,231)		$830,474,727

Issuance of common stock from dividend reinvestment plan	819	—	11,453	—		11,453
Repurchase of common stock	(9,000)	(9)	(125,670)	—		(125,679)
Net investment income	—	—	—	94,858,093		94,858,093
Net realized and unrealized gain (loss)	—	—	—	(64,277,304)		(64,277,304)
Dividends paid to shareholders	—	—	—	(84,622,904)	(1)	(84,622,904)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(2,579,604)	2,579,604		—
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)		$776,318,386

Issuance of common stock from dividend reinvestment plan	838	1	6,252	—		6,253
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—		(6,100,190)
Net investment income	—	—	—	83,221,982		83,221,982
Net realized and unrealized gain (loss)	—	—	—	(9,410,581)		(9,410,581)
Dividends paid to shareholders	—	—	—	(76,612,359)	(1)	(76,612,359)
Realized loss on extinguishment of debt	—	—	—	(2,436,913)		(2,436,913)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(11,313,222)	11,313,222		—
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)		$764,986,578

Net investment income	—	—	—	72,543,114		72,543,114
Net realized and unrealized gain (loss)	—	—	—	67,453,949		67,453,949
Dividends paid to shareholders	—	—	—	(69,320,716)	(1)	(69,320,716)
Realized loss on extinguishment of debt	—	—	—	(6,206,289)		(6,206,289)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(13,563,291)	13,563,291		—
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)		$829,456,636

(1) Dividends paid to shareholders include a tax return of capital of $13,563,291, $11,313,222 and $2,486,618 for the years ended December 31, 2021, 2020 and 2019 respectively.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$133,790,774	$71,374,488	$30,580,789
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(4,287,643)	5,512,830	76,627,049
Realized loss on extinguishment of debt	6,206,289	2,436,913	—
Change in net unrealized (appreciation) depreciation of investments	(62,741,925)	3,432,807	(12,492,073)
Net amortization of investment discounts and premiums	(9,963,599)	(9,572,245)	(12,706,060)
Amortization of original issue discount on debt	1,259,127	1,228,151	1,355,080
Interest and dividend income paid in kind	(5,839,520)	(11,311,589)	(13,785,524)
Amortization of deferred debt issuance costs	3,703,342	3,504,578	3,640,812
Changes in assets and liabilities:
Purchases of investments	(751,299,870)	(448,841,511)	(686,238,590)
Proceeds from sales, maturities and paydowns of investments	622,557,619	480,719,625	596,374,086
Decrease (increase) in interest, dividends and fees receivable	(4,489,456)	2,336,577	3,792,679
Decrease (increase) in receivable for investments sold	(5,746,244)	1,037,930	(1,316,667)
Decrease (increase) in prepaid expenses and other assets	(1,084,791)	1,431,168	4,772,120
Increase (decrease) in payable for investments purchased	(4,280,958)	20,217,902	12,148,687
Increase (decrease) in incentive fees payable	(1,278,351)	267,123	(1,086,675)
Increase (decrease) in interest and debt related payables	977,598	(951,036)	2,089,249
Increase (decrease) in reimbursements due to the Advisor	(402,662)	(246,895)	365,279
Increase (decrease) in management fees payable	550,829	324,272	181,731
Increase (decrease) in accrued expenses and other liabilities	(239,483)	(575,411)	391,382
Net cash provided by (used in) operating activities	(82,608,924)	122,325,677	4,693,354

Financing activities
Draws on credit facilities	915,466,136	504,025,619	724,497,620
Repayments of credit facility draws	(905,440,861)	(613,991,654)	(712,000,000)
Payments of debt issuance costs	(4,413,942)	(4,120,805)	(5,178,707)
Dividends paid to shareholders	(69,320,716)	(76,612,359)	(84,622,904)
Repurchase of shares	—	(6,100,190)	(125,679)
Repayment of convertible notes	—	—	(108,000,000)
Repayment of unsecured notes	(180,740,000)	—	—
Proceeds from issuance of unsecured notes	326,604,000	49,625,500	197,653,000
Proceeds from shares issued in connection with dividend reinvestment plan	—	6,253	11,453
Net cash provided by (used in) financing activities	82,154,617	(147,167,636)	12,234,783

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(454,307)	(24,841,959)	16,928,137
Cash and cash equivalents (including restricted cash) at beginning of period	20,006,580	44,848,539	27,920,402
Cash and cash equivalents (including restricted cash) at end of period	$19,552,273	$20,006,580	$44,848,539

Supplemental cash flow information
Interest payments	$33,477,920	$36,211,671	$38,216,149

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$5,127,551	$5,098,572	$5,127,551	0.28%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$19,897,959	19,787,503	19,897,959	1.07%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$2,448,980	2,436,130	2,448,980	0.13%	N
								27,322,205	27,474,490	1.48%
Airlines
Epic Aero, Inc.	Unsecured Notes	Fixed	—	—	2.00%	12/31/2022	$3,233,572	3,233,572	3,155,966	0.17%	N
Mesa Airlines, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$1,239,056	1,231,663	1,239,056	0.07%	N
Mesa Airlines, Inc.	First Lien Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$9,292,922	9,244,217	9,292,922	0.50%	N
								13,709,452	13,687,944	0.74%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$7,955,687	7,848,773	8,131,508	0.44%	G/N
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$—	(8,587)	—	—	G/K/N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	8.75%	10.00%	1/1/2023	$58,243,371	58,125,245	56,670,800	3.04%	N
								65,965,431	64,802,308	3.48%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$6,238,316	6,122,071	6,250,793	0.34%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$—	(47,806)	5,374	—	K/N
								6,074,265	6,256,167	0.34%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	21,142,617	22,008,917	1.18%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.50%	7.25%	8.75%	2/7/2025	$24,415,870	23,196,998	24,928,604	1.34%	N
								44,339,615	46,937,521	2.52%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$7,767,802	7,655,744	7,713,428	0.41%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$—	(9,552)	(9,305)	—	K/N
								7,646,192	7,704,123	0.41%
Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$1,157,473	1,157,473	578,737	0.03%	H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50% PIK	12.50%	6/30/2022	$1,552,295	1,552,295	539,423	0.04%	H/L/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50% PIK	12.50%	6/30/2022	$361,520	341,296	125,628	0.01%	H/L/N
Avanti Communications Jersey Limited (United Kingdom)	1.0625 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	9/20/2022	$320,085	271,330	276,985	0.01%	H/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	26,283	—	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,220	67,068	—	C/E/G/H/N
								8,978,200	1,614,124	0.09%
Construction and Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$1,334,499	1,301,616	1,299,802	0.07%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$—	(20,023)	(21,212)	—	K/N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	11/23/2027	$—	(8,589)	(9,091)	—	K/N
Hylan Datacom & Electrical, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2022	$2,718,976	2,703,044	1,721,384	0.09%	C/N
Hylan Datacom & Electrical, LLC	First Lien Term Loan (3.15% Exit Fee)	LIBOR(M)	1.00%	5.50% Cash + 4.50% PIK	11.00%	7/25/2022	$15,049,675	15,017,887	9,527,949	0.51%	C/L/N
Hylan Datacom & Electrical, LLC	First Lien Term Loan	LIBOR(M)	1.00%	10.00%	11.00%	7/25/2022	$368,944	359,513	368,944	0.02%	N
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/16/2026	$2,500,000	2,437,500	2,475,000	0.13%	N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$2,184,049	2,146,335	2,173,436	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$6,495,312	6,387,253	6,475,826	0.35%	N
								30,324,536	24,012,038	1.29%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$26,160,090	$25,612,565	$26,421,691	1.42%	N

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$6,395,163	6,251,272	6,251,272	0.33%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$—	(24,981)	(24,981)	—	K/N
								6,226,291	6,226,291	0.33%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$7,041,125	6,912,785	6,815,809	0.37%	N
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$—	(63,748)	(113,224)	-0.01%	K/N
								6,849,037	6,702,585	0.36%
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$33,409,032	33,692,181	33,317,764	1.79%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$4,493,251	4,493,251	6,910,620	0.37%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$15,491,895	15,343,906	15,417,534	0.83%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$—	(262,960)	(129,639)	-0.01%	H/K/N
Spark Networks, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$17,211,064	16,947,598	16,958,062	0.91%	N
Spark Networks, Inc.	Sr Secured Revolver	LIBOR(Q)	1.50%	8.00%	9.50%	7/1/2023	$—	(13,349)	(13,378)	—	K/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$9,889,811	9,605,566	9,808,097	0.53%
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$23,653,131	23,286,889	23,549,648	1.27%
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$20,323,258	20,479,696	20,384,228	1.10%	N
								123,572,778	126,202,936	6.79%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$8,292,617	8,256,363	8,247,008	0.44%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$—	(1,589)	(3,980)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$41,381,437	41,381,437	41,381,437	2.22%	E/F/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	9.50%	4/12/2025	$3,040,000	3,040,000	2,888,000	0.16%	H/I/N
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$17,633,544	17,330,740	17,404,308	0.94%	N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$43,629,951	42,915,854	42,582,832	2.29%	H/L/N
								112,922,805	112,499,605	6.05%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,698,391	24,676,615	1.33%
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$4,016,257	3,959,856	4,015,052	0.22%	N
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$8,268,764	8,113,994	8,266,284	0.44%	N
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 5.00% PIK	7.00%	11/19/2023	$7,389,483	7,340,823	6,004,694	0.32%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	1.00% Cash + 5.00% PIK	7.00%	11/19/2023	$—	(2,096)	(66,929)	—	K/N
								45,110,968	42,895,716	2.31%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	12/31/2021	$2,110,141	2,110,141	339,100	0.02%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2022	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2022	$5,535,517	5,535,517	1,955,145	0.10%	D/F/H/N
								14,224,535	2,395,560	0.13%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Healthcare Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$8,167,961	$8,027,851	$8,020,937	0.43%	N
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(9,716)	(9,802)	—	K/N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$14,497,190	14,298,850	14,642,161	0.79%	N
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(5,470)	—	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$19,296,807	18,934,837	19,296,807	1.04%	N
ESO Solutions, Inc.	First Lien Revolver	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$—	(31,188)	—	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	9/21/2026	$1,375,000	1,346,714	1,416,250	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$5,727,820	5,700,399	5,836,648	0.31%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.25%	7/23/2024	$20,250,000	20,076,707	20,452,500	1.09%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.25%	7/23/2024	$—	(17,848)	—	—	K/N
								68,321,136	69,655,501	3.74%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	6/28/2028	$4,488,750	4,403,197	4,219,425	0.23%	N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$27,855,847	27,091,622	27,855,847	1.50%	G/N
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$4,050,005	3,977,043	4,090,505	0.22%	N
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$1,528,379	1,482,798	1,569,223	0.08%	N
								36,954,660	37,735,000	2.03%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	9.75%	10.00%	1/26/2022	$27,077,989	27,069,602	12,943,279	0.70%	N

Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$28,810,993	28,333,623	28,810,993	1.54%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$4,883,454	4,803,141	4,795,553	0.26%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$166,667	156,647	155,417	0.01%	N
								33,293,411	33,761,963	1.81%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.01	8.00%	8.75%	12/14/2028	$12,141,870	11,976,548	12,157,047	0.65%	G/N

Internet Software and Services
Acquia, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$25,299,735	24,911,165	25,489,484	1.37%	N
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	11/1/2025	$—	(24,062)	—	—	K/N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	9.63%	10/25/2029	$20,720,019	20,305,618	20,461,019	1.10%
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$54,835,264	54,612,329	55,054,604	2.96%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$2,825,431	335,553	2,828,256	0.15%	N
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$37,500,000	37,166,130	37,837,500	2.03%	L/N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,658,960	33,885,000	1.81%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,401,772	7,507,500	0.40%	N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,484,779	2,530,000	0.14%	N
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$20,000,000	19,722,168	19,918,800	1.07%	G
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,774,165	22,434,453	1.21%	N
MetricStream, Inc.	First Lien Incremental Term Loan (3.25% Exit Fee)	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$7,109,072	6,980,402	6,934,899	0.37%	L/N
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,724,372	8,694,258	0.47%	L/N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$32,582,872	31,983,327	32,517,707	1.75%	N
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	(42,462)	(4,834)	—	K/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.10%	4/2/2027	$9,903,019	9,751,011	9,903,019	0.53%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(Q)	—	8.55%	8.55%	10/1/2022	€7,500,000	8,222,250	8,326,940	0.45%	H/L/N/O
Suited Connector, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$170,455	159,233	159,091	0.01%	N
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$3,579,545	3,508,565	3,507,955	0.19%	N
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$—	(16,803)	(17,045)	—	K/N
								292,618,472	297,968,606	16.01%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.35%	5/28/2029	$15,000,000	$14,856,134	$15,300,000	0.82%	N
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,730,349	13,694,110	0.74%	L/N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$14,671,682	14,621,300	14,671,682	0.79%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$—	(2,003)	—	—	K/N
								43,205,780	43,665,792	2.35%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$60,713	60,198	58,868	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$121,493	120,539	117,799	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$1,692,259	1,677,866	1,640,814	0.09%	N
								1,858,603	1,817,481	0.10%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$3,753,638	3,686,156	3,828,710	0.21%	N
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$10,118,728	9,944,113	10,321,103	0.55%	N
								13,630,269	14,149,813	0.76%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$28,016,636	27,898,219	28,016,636	1.49%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	10/3/2022	$661,122	653,776	661,122	0.04%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.10%	10/19/2026	$14,500,000	14,025,336	14,253,500	0.77%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	—	10.10%	5/1/2024	$12,819,528	12,693,226	12,767,870	0.69%	L/N
								55,270,557	55,699,128	2.99%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.07%	B/N

Personal Products
Olaplex, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2026	$18,069,459	17,840,140	18,250,480	0.98%	G/N
Olaplex, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	6.50%	7.50%	1/8/2025	$—	(16,618)	—	—	G/K/N
								17,823,522	18,250,480	0.98%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$15,478,361	15,433,435	15,478,361	0.83%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$—	(3,283)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	8.75%	6/1/2025	$8,146,376	7,567,314	4,317,579	0.23%	C/G
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	6/13/2025	$25,561,223	25,131,561	25,612,345	1.38%	N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	6/13/2025	$—	(29,155)	—	—	K/N
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$10,000,000	9,905,827	10,100,000	0.54%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,552	121,058	0.01%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	9/12/2024	$2,704,323	2,672,377	2,690,532	0.14%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$18,590,586	18,272,869	18,776,492	1.01%	H/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$26,409,413	25,958,500	26,673,506	1.43%	H/N
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$29,000,000	28,655,522	28,971,000	1.57%	L/N
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	8/17/2026	$2,666,667	2,649,690	2,680,000	0.14%	N
								136,335,209	135,420,873	7.28%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$4,666,667	$4,666,667	$4,666,667	0.25%	H/N

Road and Rail
Keep Truckin, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.25%	8.25%	4/8/2025	$40,000,000	39,457,337	40,000,000	2.15%	N

Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/29/2025	$6,933,486	6,864,344	6,864,151	0.37%	N
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75%PIK	8.00%	4/13/2027	$11,008,636	10,806,461	10,876,532	0.58%	N
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75%PIK	8.00%	4/13/2027	$1,163,110	1,142,604	1,149,153	0.06%	N
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(15,379)	(10,468)	—	K/N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	10.00%	4/30/2026	$428,646	383,879	428,647	0.02%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$13,147,733	12,796,746	13,266,062	0.71%	N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$3,188,631	3,161,643	3,188,631	0.17%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$23,383,293	23,337,968	23,383,293	1.26%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.75%	6.75%	2/28/2024	$265,719	251,352	265,719	0.01%	N
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$2,833,333	2,792,694	2,809,817	0.15%	N
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(3,950)	(2,306)	—	K/N
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(3,950)	(2,306)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$3,766,667	3,691,682	3,691,333	0.20%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$—	(13,242)	(13,333)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$—	(6,621)	(6,667)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.25%	6.25%	9/24/2026	$4,558,783	4,471,421	4,431,593	0.24%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$21,303,844	20,840,953	21,410,363	1.15%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$4,185,067	4,108,753	4,212,059	0.23%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$—	(14,004)	—	—	K/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$10,469,484	10,278,384	10,511,362	0.56%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$—	(20,373)	—	—	H/K/N
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$7,836,483	7,694,698	7,914,848	0.43%	H/N
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(19,457)	—	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/31/2027	$10,280,027	10,069,696	10,321,148	0.55%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	8/31/2026	$—	(24,477)	—	—	K/N
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	8/2/2027	$21,187,739	20,650,482	21,611,493	1.17%	N
Zilliant Incorporated	First Lien Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$1,481,481	1,452,019	1,451,852	0.08%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$—	(7,370)	(7,407)	—	K/N
Zilliant Incorporated	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$—	(2,948)	(2,963)	—	K/N
								144,664,008	147,742,606	7.94%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.68%	2/12/2025	$430,851	$413,941	$407,872	0.02%	G
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,568,380	19,791,221	1.06%	G/N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$4,968,750	4,875,690	4,948,875	0.27%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.84%	9.84%	9/12/2022	$3,195,293	3,181,251	3,195,293	0.17%	N
								28,039,262	28,343,261	1.52%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	2/17/2026	$15,504,547	14,885,514	14,882,261	0.80%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$15,555,556	15,332,439	15,566,444	0.84%	N
James Perse Enterprises, Inc.	First Lien Revolver	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$—	(27,649)	—	—	K/N
Kenneth Cole Productions, Inc.	First Lien FILO Term Loan	LIBOR(M)	1.00%	9.50%	10.50%	12/28/2023	$17,068,223	17,012,237	17,213,303	0.93%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	10/12/2023	$17,989,003	17,781,520	18,078,948	0.97%	N
PSEB, LLC, (Eddie Bauer)	First Lien Incremental Term Loan	LIBOR(M)	1.50%	8.00%	9.50%	10/12/2023	$7,010,997	6,941,122	7,046,052	0.38%	N
WH Buyer, LLC (Anne Klein)	First Lien Incremental FILO Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	12/31/2025	$11,845,829	11,741,424	11,964,288	0.64%	N
WH Buyer, LLC (Anne Klein)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.38%	8.38%	12/31/2025	$32,972,332	32,737,575	33,302,055	1.78%	N
								101,518,668	103,171,090	5.54%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	7.00%	8.50%	8/2/2023	$26,102,995	25,985,218	25,998,583	1.40%	N

Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	4/8/2027	$10,153,647	9,952,294	9,950,574	0.53%	N
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	4/8/2027	$—	(67,081)	(67,691)	—	K/N
								9,885,213	9,882,883	0.53%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.00%	9/17/2026	$9,975,000	9,737,219	9,688,718	0.52%	H/N

Total Debt Investments - 197.1% of Net Assets								1,657,399,890	1,634,758,271	87.86%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest		6/28/2030	7	$2,910,423	$2,472,731	0.13%	D/E/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	287	645,121	2,535,001	0.14%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock			1,786,785	485,322	107,207	0.01%	D/E/N
AGY Equity, LLC	Class B Preferred Stock			1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock			982,732	—	—	—	D/E/N
					485,322	107,207	0.01%
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock			26,576,710	4,902,674	—	—	D/H/N/O

Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	516	—	4,802,192	0.26%	D/E/H/N
MXP Prime Platform GmbH (SellerX)	Warrants to Purchase Preferred B Shares		11/23/2028	135	—	356,342	0.02%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units			17,858,122	15,367,587	36,740,019	1.98%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units			17,858,122	13,421,162	36,740,019	1.97%	B/D/E/N
					28,788,749	78,638,572	4.23%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units			25,652,397	25,652,397	34,082,000	1.82%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units			26,901,777	28,049,419	26,901,777	1.45%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units			460,486	460,486	973,940	0.05%	E/I/N
GACP II, LP (Great American Capital)	Membership Units			12,603,472	12,603,472	12,623,640	0.68%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	34,820	—	856,224	0.05%	D/E/H/N
					66,765,774	75,437,581	4.05%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares			1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares			5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares			2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares			93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock			29,094	216,336	—	—	D/E/N
Utilidata, Inc.	Series C Preferred Stock			257,369	153,398	151,000	0.01%	D/E/N
Utilidata, Inc.	Series CC Preferred Stock			500,000	500,000	—	—	D/E/N
					11,098,416	151,000	0.01%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock		8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock		9/12/2029	16	275,200	271,030	0.01%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Issuer	Instrument	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Common Stock			49,792	$1,543,054	$2,469,683	0.13%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	1,125,000	287,985	651,375	0.04%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock		5/4/2027	2,062,500	508,805	1,177,786	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock		8/15/2027	1,327,869	212,360	2,038,279	0.11%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock		9/18/2025	1,049,996	276,492	1,705,572	0.09%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock		10/3/2028	1,511,002	93,407	455,361	0.02%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock		10/30/2029	333,370	202,001	111,200	0.01%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock		3/19/2028	1,860,000	377,722	4,950,000	0.27%	D/E/N
					3,501,826	13,559,256	0.73%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C			657,932	2,001,384	72,618	—	D/E/N

Life Sciences Tools and Services
Envigo RMS Holdings Corp.	Common Stock			36	—	790,349	0.04%	D/E/N

Media
NEG Parent, LLC (CORE Entertainment, Inc.)	Class A Units			2,720,392	2,772,807	15,224,581	0.81%	B/D/E/N
NEG Parent, LLC (CORE Entertainment, Inc.)	Class A Warrants to Purchase Class A Units		10/17/2026	343,387	196,086	1,409,955	0.08%	B/D/E/N
NEG Parent, LLC (CORE Entertainment, Inc.)	Class B Warrants to Purchase Class A Units		10/17/2026	346,794	198,032	1,423,944	0.08%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock		4/11/2029	507,704	65,245	154,342	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock		4/29/2025	946,498	79,082	45,143	—	D/E/H/N
					3,311,252	18,257,965	0.98%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock			16,207	4,177,710	4,344,746	0.23%	B/D/E/N

Professional Services
Anacomp, Inc.	Class A Common Stock			1,255,527	26,711,048	326,437	0.02%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock		3/29/2023	800,000	605,266	962,482	0.05%	D/E/N

Software
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock		3/26/2027	1,712,930	577,843	1,486,325	0.08%	D/E/N

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		7,108	6,966,113	6,966,551	0.37%	E/N

Total Equity Securities - 24.9% of Net Assets					164,203,020	206,379,851	11.09%

Total Investments - 222.0% of Net Assets					$1,821,602,910	$1,841,138,122	98.95%

Cash and Cash Equivalents - 2.3% of Net Assets						$19,552,273	1.05%

Total Cash and Investments - 224.3% of Net Assets						$1,860,690,395	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $757,139,390 and $622,557,619, respectively, for the year ended December 31, 2021. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of December 31, 2021 was $1,838,668,439 or 98.8% of total cash and investments of the Company. As of December 31, 2021, approximately 13.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2021

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

Company management consists of the Advisor and the Company’s board of directors. The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the board of directors, which sets the broad policies of the Company. The board of directors of the Company has delegated investment management of SVCP’s assets to the Advisor. The board of directors consists of six persons, five of whom are independent.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$2,469,679	$2,469,679
2	Other direct and indirect observable market inputs (3)	117,393,132	—	—	117,393,132
3	Independent third-party valuation sources that employ significant unobservable inputs	1,453,211,129	61,266,010	201,713,142	1,716,190,281
3	Advisor valuations with significant unobservable inputs	—	2,888,000	2,197,030	5,085,030
Total		$1,570,604,261	$64,154,010	$206,379,851	$1,841,138,122

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,371,330,586	Income approach	Discount rate	4.2% - 14.0% (9.2%)
	47,563,454	Market quotations	Indicative bid/ask quotes	1 (1)
	14,464,052	Market comparable companies	Revenue multiples	1.3x - 3.7x (1.6x)
	12,942,417	Market comparable companies	EBITDA multiples	5.3x - 8.3x (7.9x)
	6,910,620	Option Pricing Model	EBITDA/Revenue multiples	4.8x (4.8x)
			Implied volatility	65.0% (65.0%)
			Term	3.3 years (3.3 years)
Other Corporate Debt	41,381,438	Market comparable companies	Book value multiples	1.3x (1.3x)
	19,791,221	Income approach	Discount rate	10.1% (10.1%)
	2,888,000	Market quotations	Indicative bid/ask quotes	1 (1)
	93,351	Market comparable companies	Revenue multiples	3.7x (3.7x)
Equity	7,756,900	Income approach	Discount rate	3.5% - 12.5% (11.6%)
	27,172,807	Market quotations	Indicative bid/ask quotes	1 (1)
	43,042,457	Option Pricing Model	EBITDA/Revenue multiples	1.7x - 12.5x (9.1x)
			Implied volatility	35.0% - 70.0% (49.4%)
			Term	0.8 years - 3.9 years (2.5 years)
	433,644	Market comparable companies	Revenue multiples	0.7x - 1.1x (1.0x)
	77,824,784	Market comparable companies	EBITDA multiples	5.3x - 14.0x (13.5x)
	34,082,000	Market comparable companies	Book value multiples	1.3x (1.3x)
	13,597,580	Other (2)	N/A	N/A
$1,721,275,311

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,281,636,688	$95,923,481	$179,525,253	$1,557,085,422
Net realized and unrealized gains (losses)	2,039,545	(4,460,974)	57,820,796	55,399,367
Acquisitions (1)	671,635,821	5,909,503	25,769,005	703,314,329
Dispositions	(487,099,264)	(5,250,000)	(61,670,446)	(554,019,710)
Transfers out of Level 3 (2)	(15,001,661)	—	—	(15,001,661)
Reclassifications within Level 3 (3)	—	(30,856,000)	268,534	(30,587,466)
Ending balance	$1,453,211,129	$61,266,010	$201,713,142	$1,716,190,281

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,748,890	$(4,460,974)	$60,629,946	$57,917,862

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of three investments that were transferred to Level 2 due to increased observable market activity
(3)	Comprised of one investment that was reclassified to Advisor Valuation and two that were reclassified from Advisor Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies — (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,060,061	$2,060,061
Net realized and unrealized gains (losses)	—	1,507,234	477,643	1,984,877
Dispositions	—	(29,475,234)	(72,140)	(29,547,374)
Reclassifications within Level 3 (1)	—	30,856,000	(268,534)	30,587,466
Ending balance	$—	$2,888,000	$2,197,030	$5,085,030

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$6,992,000	$476,795	$7,468,795

(1)	Comprised of two investments that were reclassified to Independent Third-Party Valuation and one that was reclassified from Independent Third-Party Valuation

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
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg) (1)
Bank Debt	$1,128,076,031	Income approach	Discount rate	5.2% - 18.0% (9.3%)
	104,635,137	Market quotations	Indicative bid/ask quotes	1 (1)
	32,822,501	Market comparable companies	Revenue multiples	1.4x - 4.5x (3.1x)
	16,103,019	Market comparable companies	EBITDA multiples	6.0x - 6.9x (6.8x)
Other Corporate Debt	53,957,531	Income approach	Discount rate	7.1% - 18.0% (10.3%)
	40,834,419	Market comparable companies	Book value multiples	1.5x (1.5x)
	1,131,531	Market comparable companies	Revenue multiples	4.3x (4.3x)
Equity	8,117,073	Income approach	Discount rate	9.5% - 18.0% (9.5%)
	72,336,690	Market quotations	Indicative bid/ask quotes	1 (1)
	14,332,807	Option Pricing Model	EBITDA/Revenue multiples	6.4x (6.4x)
			Implied volatility	35.0% - 70.0% (49.5%)
			Term	1.5 years - 3.5 years (2.3 years)
	1,316,936	Market comparable companies	Revenue multiples	0.7x - 4.3x (1.0x)
	33,010,028	Market comparable companies	EBITDA multiples	6.0x - 9.8x (7.0x)
	33,135,000	Market comparable companies	Book value multiples	1.5x (1.5x)
	19,336,780	Other (2)	N/A	N/A
$1,559,145,483

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2020 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,312,492,099	$85,962,603	$111,994,829	$1,510,449,531
Net realized and unrealized gains (losses)	(25,686,688)	(9,495,018)	20,750,174	(14,431,532)
Acquisitions (1)	366,816,234	19,455,896	73,824,026	460,096,156
Dispositions	(427,508,565)	—	(26,050,288)	(453,558,853)
Transfers into Level 3 (2)	71,280,582	—	—	71,280,582
Transfer out of Level 3 (3)	(15,756,974)	—	—	(15,756,974)
Reclassifications within Level 3 (4)	—	—	(993,488)	(993,488)
Ending balance	$1,281,636,688	$95,923,481	$179,525,253	$1,557,085,422

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(18,564,796)	$(5,786,591)	$19,202,657	$(5,148,730)

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of four investments that were transferred from Level 2 due to reduced trading volumes
(3)	Comprised of two investments that were transferred to Level 2 due to increased observable market activity
(4)	Comprised of two investments that were reclassified to Advisor Valuation

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,318,128	$2,318,128
Net realized and unrealized gains (losses)	—	—	248,262	248,262
Dispositions	—	—	(1,499,817)	(1,499,817)
Reclassifications within Level 3 (1)	—	—	993,488	993,488
Ending balance	$—	$—	$2,060,061	$2,060,061

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,032,336)	$(1,032,336)

_______________________________

(1)	Comprised of two investments that were reclassified from Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at December 31, 2021 or December 31, 2020.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.6% of total investments at December 31, 2021 and December 31, 2020, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2021 and December 31, 2020 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

During the years ended December 31, 2021 and 2020, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, the Operating Company and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies — (continued)

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2021 and December 31, 2020, the following permanent differences, primarily attributable to tax return of capital, were reclassified as follows:

	December 31, 2021	December 31, 2020
Paid-in capital	$(13,563,291)	$(11,313,222)
Accumulated earnings	13,563,291	11,313,222

The tax character of distributions paid was as follows:

	December 31, 2021	December 31, 2020
Ordinary income	$55,757,425	$65,299,137
Tax return of capital	13,563,291	11,313,222
	$69,320,716	$76,612,359

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company at December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Undistributed ordinary income	$—	$—
Non-expiring capital loss carryforwards (1)	(158,543,623)	(171,300,137)
Net unrealized gains (losses) (2)	21,532,581	(43,744,254)
Total accumulated earnings (losses)	$(137,011,042)	$(215,044,391)

______________

(1)	Amount available to offset future realized capital gains.
(2)

The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of partnership income, and the accrual of income on securities in default.

During the year ended December 31, 2021, the Company utilized $12,756,514 of its capital loss carryforward.

As of December 31, 2021 and December 31, 2020, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2021	December 31, 2020
Tax basis of investments	$1,818,611,255	$1,671,848,321

Unrealized appreciation	$118,437,592	$76,459,937
Unrealized depreciation	(95,910,725)	(118,743,776)
Net unrealized appreciation (depreciation)	$22,526,867	$(42,283,839)

As of December 31, 2021, the following information is provided with respect to the ordinary income distributions paid by the Company.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

2. Summary of Significant Accounting Policies — (continued)

December 31, 2021
Qualified Dividend Income for Individuals(1)	$2,496,360
Dividends Qualifying for the Dividend Received Deduction for Corporations(2)	4.48%
Section 163(j) Interest Dividends(3)	$51,122,989
Interest Related Dividends for Non-U.S. Residents(4)	$47,306,124
(1)	The Company hereby designates the above maximum amounts allowable by law.
(2)	For corporate shareholders, represents the percentage of ordinary income distributions paid during the fiscal year that qualified for the dividends-received deduction.
(3)	Represents the maximum amount allowable by law as interest income eligible to be treated as Section 163(j) interest dividends.
(4)	Represents the maximum amount allowable as interest-related dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended June 30, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance continued to exceed the total return hurdle in such quarter. As of December 31, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the year ended December 31, 2021 included $1.9 million, or the final 3/6 of the First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2021 and December 31, 2020, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

Total debt outstanding and available at December 31, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$154,479,544	$145,520,456	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	—	200,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,886,910	—	139,886,910
2024 Notes ($250 million par)	2024	3.900%		248,423,170	—	248,423,170
2026 Notes ($325 million par)	2026	2.850%		326,549,826	—	326,549,826
Total leverage				1,019,339,450	$355,520,456	$1,374,859,906
Unamortized issuance costs				(6,878,110)
Debt, net of unamortized issuance costs				$1,012,461,340

(1)	Except for the 2022 Convertible notes, the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of December 31, 2021, $8.4 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $34.1 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)	Operating Facility includes a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

4. Debt — (continued)

Total debt outstanding and available at December 31, 2020 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2024	L+2.00%	(2)	$120,454,270	$179,545,730	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	36,000,000	164,000,000	200,000,000	(5)
SBA Debentures	2024−2029	2.63%	(6)	138,000,000	12,000,000	150,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,219,797	—	139,219,797
2022 Notes ($175 million par)	2022	4.125%		174,778,395	—	174,778,395
2024 Notes ($250 million par)	2024	3.900%		247,871,909	—	247,871,909
Total leverage				856,324,371	$355,545,730	$1,211,870,101
Unamortized issuance costs				(6,308,172)
Debt, net of unamortized issuance costs				$850,016,199

(1)	Except for the 2022 Convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of December 31, 2020, $9.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
(3)	Operating Facility includes a $100 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

The combined weighted-average interest rates on total debt outstanding at December 31, 2021 and December 31, 2020 were 3.26% and 3.54%, respectively.

Total expenses related to debt included the following:

	Year Ended December 31,
	2021	2020	2019
Interest expense	$35,714,645	$36,488,786	$41,660,478
Amortization of deferred debt issuance costs	3,703,342	3,504,578	3,640,812
Commitment fees	1,570,773	1,243,671	1,097,505
Total	$40,988,760	$41,237,035	$46,398,795

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $141.2 million, $261.8 million and $326.7 million, respectively. As of December 31, 2020, the estimated fair values of the Operating Facility, Funding Facility I and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2022 Notes and the 2024 Notes had estimated fair values of $142.6 million, $180.4 million and $261.4 million, respectively. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2022 Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility I, Funding Facility II, the convertible notes, the 2022 Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

4. Debt — (continued)

Convertible Unsecured Notes

On June 11, 2014, the Company issued $108.0 million of convertible senior unsecured notes, which matured on December 15, 2019. The 2019 Convertible Notes were general unsecured obligations of the Company and ranked structurally junior to the revolving credit facilities and the SBA Debentures. The 2019 Convertible Notes bore interest at an annual rate of 5.25% and were redeemed in full at maturity.

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that mature on March 1, 2022, unless previously converted or repurchased in accordance with their terms. The 2022 Convertible Notes are general unsecured obligations of the Company, and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures. The Company does not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bear interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. At December 31, 2021, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares have been added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

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

The original issue discounts equal to the equity components of the 2019 Convertible Notes and 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2019 Convertible Notes and the 2022 Convertible Notes were $2.5 million and $3.3 million, respectively. As of December 31, 2021 and December 31, 2020, the components of the carrying values of the 2022 Convertible Notes were as follows:

	December 31, 2021	December 31, 2020
Principal amount of debt	$140,000,000	$140,000,000
Original issue discount, net of accretion	(113,090)	(780,203)
Carrying value of debt	$139,886,910	$139,219,797

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

4. Debt — (continued)

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense for the convertible notes were as follows:

	Year Ended December 31,
	2021		2020		2019
	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes	2019 Convertible Notes	2022 Convertible Notes
Stated interest expense	N/A	$6,475,000	N/A	$6,475,000	$5,433,750	$6,475,000
Amortization of original issue discount	N/A	667,113	N/A	635,485	497,813	604,127
Total interest expense	N/A	$7,142,113	N/A	$7,110,485	$5,931,563	$7,079,127

The estimated effective interest rate of the debt component of the 2019 Convertible Notes, equal to the stated interest of 5.25% plus the accretion of the original issue discount, was approximately 5.75% for the year ended December 31, 2019.The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the years ended December 31, 2021 and December 31, 2020.

Unsecured Notes

On August 4, 2017, the Company issued $125.0 million of unsecured notes that mature on August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of the 2022 Notes. The 2022 Notes bore interest at an annual rate of 4.125%, payable semi-annually, and all principal were due upon maturity. The 2022 Notes were general unsecured obligations of the Company and ranked structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and ranked pari passu with the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

4. Debt — (continued)

As of December 31, 2021 and December 31, 2020, the components of the carrying value of the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	December 31, 2021			December 31, 2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Principal amount of debt	N/A	$250,000,000	$325,000,000	$175,000,000	$250,000,000	N/A
Original issue (discount)/ premium, net of accretion	N/A	(1,576,830)	1,549,826	(221,605)	(2,128,091)	N/A
Carrying value of debt	N/A	$248,423,170	$326,549,826	$174,778,395	$247,871,909	N/A

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Year Ended December 31,
	2021			2020			December 31, 2019
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	$5,133,333	$9,750,000	$5,933,542	$7,218,750	$8,282,083	N/A	$7,218,750	$2,269,583	N/A
Amortization of original issue discount	94,927	551,261	(54,174)	128,829	463,837	N/A	123,569	129,572	N/A
Total interest expense	$5,228,260	$10,301,261	$5,879,368	$7,347,579	$8,745,920	N/A	$7,342,319	$2,399,155	N/A

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

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum.  Undrawn portions of the Operating Facility below the minimum utilization amount continue to accrue commitment fees at a rate of 0.50% per annum until the earlier of (i) March 1, 2022 or (ii) the date on which the March 2022 Convertible Notes are terminated in full, after which time they will accrue at a rate of 2.00% per annum.  The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2021, SVCP was in full compliance with such covenants.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of December 31, 2021, TCPC Funding II was in full compliance with such covenants.

SBA Debentures

As of December 31, 2021, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2021, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2021 were as follows:

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

December 31, 2021

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2021 and December 31, 2020 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2021	December 31, 2020
2-10 Holdco, Inc.	3/26/2026	$723,670	$416,667
Acquia, Inc.	11/1/2025	1,891,323	1,803,792
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	662,974	N/A
Applause App Quality, Inc.	9/20/2022	1,133,535	1,509,820
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	N/A
Aras Corporation	4/13/2027	872,333	N/A
Auto Trakk SPV, LLC	12/21/2021	N/A	3,193,208
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	1,285,940	N/A
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	12/14/2029	3,384,549	N/A
BW Holding, Inc. (Brook & Whittle)	12/14/2029	1,110,271	N/A
Calceus Acquisition, Inc. (Cole Haan)	2/19/2025	19,298,713	N/A
CareATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Colony Display, LLC	6/30/2026	3,538,254	N/A
CyberGrants Holdings, LLC	9/8/2027	555,556	N/A
Dude Solutions Holdings, Inc.	6/13/2025	2,207,896	2,207,896
ESO Solutions, Inc.	5/3/2027	1,750,277	N/A
Homerenew Buyer, Inc. (Project Dream)	8/10/2027	815,851	N/A
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	349,650	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	1,000,000	N/A
IT Parent, LLC (Insurance Technologies)	10/1/2026	458,333	125,000
James Perse Enterprises, Inc.	9/8/2027	1,944,444	N/A
Kellermeyer Bergensons Services, LLC	11/7/2026	N/A	1,588,235
Khoros, LLC (Lithium)	10/3/2022	1,322,242	1,322,243
Olaplex, Inc.	1/8/2026	1,340,000	1,340,000
Patient Point Network Solutions, LLC	6/26/2022	N/A	528,187
Pluralsight, Inc.	4/6/2027	2,417,128	N/A
Porcelain Acquisition Corporation (Paramount)	4/30/2027	2,686,999	N/A
Razor Group GmbH (Germany)	9/30/2025	12,225,405	N/A
ResearchGate GmBH	10/1/2022	N/A	8,286,000
Rhode Holdings, Inc. (Kaseya)	5/2/2025	2,419,469	2,243,838
RigUp, Inc.	3/1/2024	N/A	9,666,667
Sandata Technologies, LLC	7/23/2024	2,250,000	2,250,000
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	27,008,105	N/A
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	N/A
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	1,119,498	N/A
Snow Software AB	4/17/2024	N/A	3,052,384
Sonny’s Enterprises, LLC	8/5/2026	N/A	9,208,057
Space Midco, Inc. (Archibus)	12/5/2023	N/A	277,778
Spark Networks, Inc.	7/1/2023	1,005,887	1,005,887
Suited Connector, LLC	12/1/2027	1,250,000	N/A
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	15,609,739	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Team Software, Inc.	9/17/2023	N/A	2,457,847
Telarix, Inc.	11/19/2023	357,143	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	2,556,081	N/A
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	1,329,250	N/A
Thras.io, LLC	12/18/2026	8,787,651	9,939,759
Unanet, Inc.	5/31/2024	N/A	2,525,510
Xactly Corporation	7/31/2022	854,898	854,898
Zilliant Incorporated	12/21/2027	518,518	N/A

Total Unfunded Balances		$132,409,861	$68,821,288

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2021 and December 31, 2020, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2021 and December 31, 2020, amounts reimbursable to the Advisor totaled $0.9 million and $1.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2021, 2020 and 2019, expenses allocated pursuant to the Administration Agreement totaled $1.9 million, $2.2 million and $2.3 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock. The following table summarizes the total shares issued and proceeds received in connection with the Company’s dividend reinvestment plan for the year ended December 31, 2020:

2020
Shares Issued	838
Average Price Per Share	$7.46
Proceeds	$6,253

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 16, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
November 3, 2021	December 17, 2021	December 31, 2021	Regular	0.30	17,330,179
				$1.20	$69,320,716

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 26, 2020	March 17, 2020	March 31, 2020	Regular	$0.36	$21,155,913
May 11, 2020	June 16, 2020	June 30, 2020	Regular	0.36	20,796,088
August 6, 2020	September 16, 2020	September 30, 2020	Regular	0.30	17,330,179
November 2, 2020	December 17, 2020	December 31, 2020	Regular	0.30	17,330,179
				$1.32	$76,612,359

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 28, 2021, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2021 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2020:

	Shares Repurchased	Price Per Share		Total Cost
Company Repurchase Plan	1,000,000	$6.10	*	$6,100,190

*	Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets from operations	$133,790,774	$71,374,488	$30,580,789
Weighted average shares outstanding	57,767,264	57,991,233	58,766,362
Earnings (loss) per share	$2.32	$1.23	$0.52

9. Subsequent Events

On February 17, 2022, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 24, 2022, the Company’s board of directors declared a first quarter dividend of $0.30 per share payable on March 31, 2022 to stockholders of record as of the close of business on March 17, 2022.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

10. Financial Highlights

The financial highlights below show the Company's results of operations for each of the five years ended December 31, 2021, as applicable.

	Year Ended December 31,
	2021		2020		2019		2018		2017
Per Common Share
Per share NAV at beginning of period	$13.24		$13.21		$14.13		$14.80		$14.91

Investment operations:
Net investment income before income taxes	1.26		1.43		1.61		1.59		1.99
Excise taxes	—		—		—		0.00		0.00
Net investment income	1.26		1.43		1.61		1.59		1.99
Net realized and unrealized gain (loss)	1.17		(0.16)		(1.09)		(0.82)		(0.40)
Incentive allocation reserve and distributions	N/A	(5)	N/A	(5)	N/A	(5)	N/A	(5)	(0.4)
Total from investment operations	2.43		1.27		0.52		0.77		1.19

Issuance of common stock	—		—		—		—		0.14
Repurchase of common stock	—		0.12		—		—		—
Loss on extinguishment of debt	(0.11)		(0.04)		—		—		—

Ordinary income dividends	(1.20)		(1.13)		(1.40)		(1.44)		(1.44)
Tax basis returns of capital	—		(0.19)		(0.04)		—		—
Dividends to common shareholders	(1.20)		(1.32)		(1.44)		(1.44)		(1.44)

Per share NAV at end of period	$14.36		$13.24		$13.21		$14.13		$14.80

Per share market price at end of period	$13.51		$11.24		$14.05		$13.04		$15.28

Total return based on market value (1), (2)	30.9%		(10.6)%		18.8%		(5.2)%		(1.1)%
Total return based on net asset value (1), (3)	17.5%		10.2%		3.7%		5.2%		8.9%

Shares outstanding at end of period	57,767,264		57,767,264		58,766,426		58,774,607		58,847,256

Ratios to average common equity:
Net investment income (1)	9.0%		11.3%		11.6%		10.8%		10.6%
Expenses before incentive fee (2)	9.3%		10.0%		9.8%		8.5%		7.3%
Expenses and incentive fee (3)	11.5%		12.1%		12.3%		11.2%		9.9%

Ending common shareholder equity	$829,456,636		$764,986,578		$776,318,386		$830,474,727		$870,728,126
Portfolio turnover rate	35.6%		28.3%		35.9%		32.3%		45.9%
Weighted-average debt outstanding	$985,506,056		$936,157,021		$902,977,493		$769,065,775		$623,666,655
Weighted-average interest rate on debt	3.6%		3.9%		4.6%		4.6%		4.5%
Weighted-average number of common shares	57,767,264		57,991,233		58,766,362		58,815,216		57,000,658
Weighted-average debt per share	$17.06		$16.14		$15.37		$13.08		$10.94

Asset Coverage:	As of December 31,
	2021	2020	2019	2018	2017
Debt
Debt outstanding (4)	$1,019,339,449	$856,324,371	$915,514,071	$812,007,389	$733,824,353
Asset coverage per $1,000 of debt outstanding	$1,948	$2,058	$1,992	$2,157	$2,335

(1)	Net of incentive compensation and excise taxes.
(2)	Includes interest and other debt costs but excludes excise taxes.
(3)	Includes incentive compensation and all Company expenses including interest and other debt costs.
(4)	Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.
(5)	Effective January 1, 2018, incentive compensation was converted from a partnership profit allocation and distribution to a fee.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended December 31, 2021.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
Fiscal Year 2021	$154,480	$11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Preferred Interests
Fiscal Year 2021	N/A	NA	N/A	N/A
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Funding Facility I
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
Fiscal Year 2021	$—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
Fiscal Year 2021	$150,000	$11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	175,000	2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
Fiscal Year 2021	$250,000	$1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
Fiscal Year 2021	$325,000	$1,948	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021

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

(4)	The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1)

Year ended December 31, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2021
Edmentum, Inc., Senior Unsecured Promissory Note, 10%, due 9/30/19	$-		$448,997	$-	$-	$(448,997)	-
Edmentum Ultimate Holdings, LLC, Class A Common Units	867,570	-	1,028,057	-	(7,006)	(1,021,051)	-
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	134,253	1,324,140	-	-	-	-	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	385,384	5,181,526	-	(836,780)	-	-	4,344,746
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	7,401,888	-	7,822,693	-	-	15,224,581
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	438,161	-	971,794	-	-	1,409,955
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	442,508	-	981,436	-	-	1,423,944
TVG-Edmentum Holdings, LLC, Series A Preferred Units	2,556,396	27,758,980	5,068,544	(155,210)	2,267,487	(34,939,801)	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,946,425	13,511,732	-	21,281,861	1,946,426	-	36,740,019
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	12,868,247	-	23,871,772	-	-	36,740,019
Total	$5,890,028	$68,927,182	$6,545,598	$53,937,566	$4,206,907	$(36,409,849)	$97,207,404

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1)

Year ended December 31, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2021
36th Street Capital Partners Holdings, LLC, Membership Units	$2,110,976	$33,135,000	$-	$(2,505,981)	$4,202,981	$(750,000)	$34,082,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	5,081,395	40,834,419	-	-	5,797,018	(5,250,000)	41,381,437
Anacomp, Inc., Class A Common Stock	-	401,769	-	(75,332)	-	-	326,437
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 6/30/21	-	1,154,036	-	(814,936)	-	-	339,100
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	1,597,396	18,050,826	-	(197,598)	9,048,549	-	26,901,777
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	-	3,336,148	-	(3,234,833)	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	-	2,114,333	-	2,974,144	-	(3,133,332)	1,955,145
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Total	$8,789,767	$99,026,531	$—	$(3,854,536)	$19,048,548	$(9,133,332)	$105,087,211

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

(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH (Germany), Warrants to Purchase Preferred Stock	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2020

Investment	Acquisition Date
Actifio, Inc., Warrants to Purchase Series F Preferred Stock	5/5/17
AutoAlert Acquisition Co, LLC, Warrants to Purchase LLC Interest	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Domo, Inc., Warrants to Purchase Common Stock	12/5/17
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint Solar, Inc., Warrants to Purchase Series C-1 Preferred Stock	2/7/17
GlassPoint Solar, Inc., Warrants to Purchase Series D Preferred Stock	3/16/18
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Common Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
V Telecom Investment S.C.A. (Vivacom), Common Shares	11/9/12

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.

(c) Attestation Report of the Independent Registered Public Accounting Form

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 83.

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 15.	Exhibits and Consolidated Financial Statement Schedules
a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1)(4)
4.3	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(11)
4.4	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included in Exhibit 4.3)(11)
4.5	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee(12)
4.6	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included in Exhibit 4.5) (12)
4.7	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(13)
4.8	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(14)
4.9	Form of Global Note of 4.125% Notes Due 2022 (included in Exhibit 4.8)(14)
4.10	Description of Securities(15)
4.11	Third Supplemental Indenture, dated as of February 9, 2021, by and between the Registrant and U.S. Bank National Association, as the Trustee(17)
4.12	Form of Global Note of 2.850% due 2026 (included in Exhibit 4.11)(17)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(5)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC(6)
10.3	Amended and Restated Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(7)
10.4	Form of Administration Agreement of the Registrant(8)
10.5	Custodial Agreement dated as of July 31, 2006(9)
10.6	Form of Transfer Agency and Registrar Services Agreement(10)
10.8	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018(16)
10.9	Amended and Restated Credit Agreement dated as of May 6, 2019(18)
10.10	Amended and Restated Guaranty, Pledge and Security Agreement dated as of May 6, 2019(19)
10.11	Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 6, 2019(20)
10.12	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 6, 2019(21)
10.13	Incremental Commitment Agreement dated as of April 25, 2020(22)
10.14	Loan and Servicing Agreement dated as of August 4, 2020(23)

10.15	Form of License Agreement (24)
10.16	Amendment No. 4 to Amended & Restated Senior Secured Revolving Credit Agreement (25)
10.17	Second Amendment to Loan and Servicing Agreement (26)
10.18	Amendment No. 5 to Amended and Restated Credit Agreement dated as of June 22, 2021(27)
11.	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12.	Computation of Ratios (included in the notes to the financial statements contained in this report)
21.1	Subsidiaries of the Registrant*
21.2	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*

______________

* Filed herewith.

(1)	Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(2)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018
(3)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on August 23, 2019
(5)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2018
(6)	Incorporated by reference to Exhibit (k)(8) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(7)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on February 12, 2019
(8)	Incorporated by reference to Exhibit (k)(1) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-12G of Special Value Continuation Partners, LP (File No. 000-54393), filed May 6, 2011.
(10)	Incorporated by reference to Exhibit (k)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on March 5, 2012
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 17, 2014.
(12)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 6, 2016.
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

(15)	Incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q on May 11, 2020.
(16)	Incorporated by reference to Exhibit 3 to Special Value Continuation Partner, LP’s Form 8-K filed on January 30, 2018.
(17)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 9, 2021.
(18)	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 8, 2019.
(19)	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on May 8, 2019.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 28, 2020.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 28, 2020.
(22)	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 28, 2020.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 6, 2020.
(24)	Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K filed on February 25, 2021.
(25)	Incorporation by reference to Exhibit 10.16 to the Registrant’s From 10-K filed on February 25, 2021.
(26)	Incorporation by reference to Exhibit 10.17 to the Registrant’s From 10-K filed on February 25, 2021.
(27)	Incorporation by reference to Exhibit 10.1 to the Registrant’s From 8-K filed on June 24, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

By:	/s/ Rajneesh Vig
Name:	Rajneesh Vig
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title
February 24, 2022	/s/ Rajneesh Vig	Chief Executive Officer, Chairman of
	Rajneesh Vig	the Board and Director (Principal Executive Officer)

February 24, 2022	/s/ Eric J. Draut	Director
Eric J. Draut

February 24, 2022	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 24, 2022	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 24, 2022	/s/ Karyn L. Williams	Director
Karyn L. Williams

February 24, 2022	/s/ Andrea Petro	Director
Andrea Petro

February 24, 2022	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar