Form 10-Q
period 2022-03-31
BlackRock TCP Capital Corp.
filed 2022-05-04
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 4, 2022 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,610,252,588 and $1,637,897,868, respectively)	$1,601,553,609	$1,638,843,507
Non-controlled, affiliated investments (cost of $38,020,928 and $37,457,524, respectively)	94,931,232	97,207,404
Controlled investments (cost of $135,233,889 and $146,247,518, respectively)	99,266,004	105,087,211
Total investments (cost of $1,783,507,405 and $1,821,602,910, respectively)	1,795,750,845	1,841,138,122

Cash and cash equivalents	43,651,392	19,552,273
Interest, dividends and fees receivable	21,458,518	20,061,104
Deferred debt issuance costs	4,493,408	4,786,736
Receivable for investments sold	234,473	6,024,981
Prepaid expenses and other assets	3,326,404	2,666,111
Total assets	1,868,915,040	1,894,229,327

Liabilities
Debt (net of deferred issuance costs of $6,338,159 and $6,878,110, respectively)	1,027,911,497	1,012,461,340
Management fees payable	6,388,710	6,304,176
Incentive fees payable	4,190,230	3,742,443
Interest and debt related payables	3,209,435	10,863,683
Reimbursements due to the Advisor	1,056,851	942,094
Payable for investments purchased	—	28,994,390
Accrued expenses and other liabilities	1,695,989	1,464,565
Total liabilities	1,044,452,712	1,064,772,691

Commitments and contingencies (Note 5)

Net assets	$824,462,328	$829,456,636

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$57,767	$57,767
Paid-in capital in excess of par	963,100,315	966,409,911
Distributable earnings (loss)	(138,695,754)	(137,011,042)
Total net assets	824,462,328	829,456,636
Total liabilities and net assets	$1,868,915,040	$1,894,229,327

Net assets per share	$14.27	$14.36

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$37,427,955	$33,853,312
Non-controlled, affiliated investments	33,108	26,097
Controlled investments	1,912,504	1,650,033
PIK income:
Non-controlled, non-affiliated investments	1,080,205	1,304,701
Dividend income:
Non-controlled, non-affiliated investments	261,229	819,355
Non-controlled, affiliated investments	563,404	1,696,660
Controlled investments	713,825	892,050
Other income:
Non-controlled, non-affiliated investments	152,477	47,118
Non-controlled, affiliated investments	6,202	874,576
Total investment income	42,150,909	41,163,902

Operating expenses
Interest and other debt expenses	9,345,204	10,105,887
Management fees	6,667,727	5,943,362
Incentive fees	4,190,230	4,691,458
Professional fees	570,395	290,334
Administrative expenses	477,059	539,947
Director fees	223,000	250,000
Insurance expense	181,061	135,000
Custody fees	83,929	59,183
Other operating expenses	658,364	707,345
Total operating expenses	22,396,969	22,722,516

Net investment income	19,753,940	18,441,386

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	46,267	2,079,315
Non-controlled, affiliated investments	—	1,028,057
Controlled investments	(124,801)	—
Net realized gain (loss)	(78,534)	3,107,372

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(9,579,291)	(6,577,847)
Non-controlled, affiliated investments	(2,839,577)	7,790,576
Controlled investments	5,192,422	(1,212,729)
Net change in unrealized appreciation (depreciation)	(7,226,446)	13,936,064

Net realized and unrealized gain (loss)	(7,304,980)	17,043,436

Net increase (decrease) in net assets resulting from operations	$12,448,960	$35,484,822

Basic and diluted earnings (loss) per share	$0.22	$0.61

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)	$829,456,636
Cumulative effect adjustment for the adoption of ASU 2020-06 (1)	—	—	(3,309,596)	3,196,507	(113,089)
Net investment income	—	—	—	19,753,940	19,753,940
Net realized and unrealized gain (loss)	—	—	—	(7,304,980)	(7,304,980)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2022	57,767,264	$57,767	$963,100,315	$(138,695,754)	$824,462,328

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)	$764,986,578
Net investment income	—	—	—	18,441,386	18,441,386
Net realized and unrealized gain (loss)	—	—	—	17,043,436	17,043,436
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2021	57,767,264	$57,767	$979,973,202	$(196,889,748)	$783,141,221

(1)	See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$12,448,960	$35,484,822
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	78,534	(3,107,372)
Change in net unrealized (appreciation) depreciation of investments	7,291,773	(13,830,631)
Net amortization of investment discounts and premiums	(3,070,677)	(2,036,023)
Amortization of original issue discount on debt	48,211	351,555
Interest and dividend income paid in kind	(1,080,205)	(1,304,701)
Amortization of deferred debt issuance costs	833,279	896,969
Changes in assets and liabilities:
Purchases of investments	(111,273,535)	(181,280,389)
Proceeds from disposition of investments	153,441,388	95,732,133
Decrease (increase) in interest, dividends and fees receivable	(1,397,414)	(1,929,655)
Decrease (increase) in receivable for investments sold	5,790,508	(27,735,111)
Decrease (increase) in prepaid expenses and other assets	(660,293)	(434,350)
Increase (decrease) in payable for investments purchased	(28,994,390)	(14,789,794)
Increase (decrease) in incentive fees payable	447,787	(329,339)
Increase (decrease) in interest and debt related payables	(7,654,248)	(6,201,242)
Increase (decrease) in reimbursements due to the Advisor	114,757	(31,893)
Increase (decrease) in management fees payable	84,534	117,583
Increase (decrease) in accrued expenses and other liabilities	231,424	(735)
Net cash provided by (used in) operating activities	26,680,393	(120,428,173)

Financing activities
Draws on credit facilities	314,017,741	218,761,859
Repayments of credit facility draws	(159,268,836)	(259,120,608)
Payments of debt issuance costs	—	(1,924,136)
Dividends paid to shareholders	(17,330,179)	(17,330,179)
Repayment of convertible notes	(140,000,000)	—
Proceeds from issuance of unsecured notes	—	174,289,500
Net cash provided by (used in) financing activities	(2,581,274)	114,676,436

Net increase (decrease) in cash and cash equivalents (including restricted cash)	24,099,119	(5,751,737)
Cash and cash equivalents (including restricted cash) at beginning of period	19,552,273	20,006,580
Cash and cash equivalents (including restricted cash) at end of period	$43,651,392	$14,254,843

Supplemental cash flow information
Interest payments	$15,859,911	$14,655,137

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.75%	5/31/2024	$5,127,551	$5,101,416	$5,127,551	0.28%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.75%	5/31/2024	$19,897,959	19,802,389	19,897,959	1.08%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.75%	5/31/2024	$2,448,980	2,437,912	2,448,980	0.13%	N
								27,341,717	27,474,490	1.49%
Airlines
Epic Aero, Inc.	Unsecured Notes	Fixed	—	—	2.00%	12/31/2022	$3,233,572	3,233,572	3,162,433	0.17%	E/N
Mesa Airlines, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$1,062,048	1,056,850	1,057,800	0.06%	N
Mesa Airlines, Inc.	First Lien Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$7,744,102	7,712,632	7,736,358	0.42%	N
								12,003,054	11,956,591	0.65%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	4/15/2026	$7,387,424	7,295,370	7,387,424	0.40%	G/N
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	7.75%	4/15/2026	$—	(8,073)	—	—	G/K/N
Autoalert, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.25%	9.00%	10.25%	1/1/2023	$58,395,451	58,337,564	57,052,356	3.10%	N
								65,624,861	64,439,780	3.50%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	4/30/2027	$6,222,642	6,113,448	6,272,423	0.34%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	4/30/2027	$967,320	921,734	988,816	0.05%	N
								7,035,182	7,261,239	0.39%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$21,791,007	21,190,921	22,008,917	1.20%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$24,415,870	23,286,452	24,415,870	1.32%	N
								44,477,373	46,424,787	2.52%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$7,767,802	7,658,766	7,666,821	0.42%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$—	(9,242)	(17,280)	—	K/N
								7,649,524	7,649,541	0.42%
Communications Equipment
Avanti Communications Jersey Limited (United Kingdom)	1.25 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2022	$1,194,735	1,194,735	410,840	0.02%	C/H/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Delayed Draw Term Loan (2.5% Exit Fee)	Fixed	—	12.50% PIK	12.50%	6/30/2022	$1,602,266	1,602,266	26,598	—	C/H/L/N
Avanti Communications Jersey Limited (United Kingdom)	1.5 Lien Term Loan (2.5% Exit Fee)	Fixed	—	12.50% PIK	12.50%	6/30/2022	$373,158	362,025	6,194	—	C/H/L/N
Avanti Communications Jersey Limited (United Kingdom)	1.0625 Lien Term Loan	Fixed	—	12.50% PIK	12.50%	9/20/2022	$320,085	287,514	320,085	0.02%	H/N
Avanti Communications Group, PLC (United Kingdom)	Sr New Money Initial Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$1,592,934	1,591,586	—	—	C/E/G/H/N
Avanti Communications Group, PLC (United Kingdom)	Sr Second-Priority PIK Toggle Note	Fixed	—	9.00% PIK	9.00%	10/1/2022	$4,064,721	4,064,219	—	—	C/E/G/H/N
								9,102,345	763,717	0.04%
Construction and Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	8/10/2027	$1,334,499	1,303,412	1,298,467	0.07%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$285,548	266,402	263,520	0.01%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.51%	11/23/2027	$—	(8,232)	(9,441)	—	K/N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(M)	1.00%	10.00%	11.00%	3/11/2027	$4,384,251	4,330,384	4,384,251	0.24%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(M)	1.00%	8.00%	9.00%	2/22/2026	$4,983,707	4,983,707	4,983,707	0.27%	N
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	12/16/2026	$2,500,000	2,440,242	2,481,250	0.13%	N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	1/13/2026	$2,178,533	2,144,361	2,143,677	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	1/13/2026	$6,478,909	6,378,510	6,375,247	0.35%	N
								21,838,786	21,920,678	1.19%
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$25,548,204	25,041,208	25,803,686	1.40%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	12/14/2029	$6,395,163	$6,255,369	$6,228,889	0.34%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	12/14/2029	$—	(24,237)	(28,867)	—	K/N
								6,231,132	6,200,022	0.34%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	6/30/2026	$7,023,433	6,903,155	6,798,683	0.37%	N
Colony Display, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	6/30/2026	$—	(60,235)	(113,224)	-0.01%	K/N
								6,842,920	6,685,459	0.36%
Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	9.50%	3/15/2027	$20,800,000	20,402,729	20,400,000	1.11%	N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$38,498,405	38,773,592	38,680,943	2.10%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$4,532,140	4,532,140	8,230,366	0.45%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	9.01%	11/23/2025	$16,217,937	15,829,706	15,367,937	0.84%	H/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.01%	12/18/2026	$9,864,836	9,622,627	9,585,049	0.52%
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.01%	12/18/2026	$23,593,400	23,246,176	23,239,499	1.26%
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$20,323,258	20,473,108	20,302,935	1.10%	N
								132,880,078	135,806,729	7.38%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$8,271,729	8,238,562	8,208,864	0.45%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$—	(1,496)	(5,500)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$41,381,437	41,381,437	41,381,437	2.24%	E/F/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	9.50%	4/12/2025	$1,573,042	1,573,042	1,415,738	0.08%	E/H/I/N
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$17,633,544	17,350,168	17,333,774	0.94%	N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$43,629,951	42,983,550	42,582,832	2.32%	H/L/N
								111,525,263	110,917,145	6.03%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,713,016	24,556,560	1.34%
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$4,016,257	3,961,243	4,033,527	0.22%	N
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$8,268,764	8,117,494	8,304,320	0.45%	N
Telarix, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 5.00% PIK	7.00%	11/17/2023	$7,469,216	7,428,896	4,956,572	0.27%	N
Telarix, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	1.00% Cash + 5.00% PIK	7.00%	11/17/2023	$—	(1,818)	(120,143)	-0.01%	K/N
								45,218,831	41,730,836	2.27%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	12/31/2022	$2,110,141	2,110,141	116,691	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2022	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2022	$5,535,517	5,535,517	1,981,715	0.10%	D/F/H/N
								14,224,535	2,199,721	0.12%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$8,167,961	8,036,085	7,922,922	0.43%	N
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(9,265)	(16,336)	—	K/N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$14,314,835	14,140,472	14,457,984	0.79%	N
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(4,851)	—	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.00%	8.00%	5/3/2027	$23,802,071	23,366,411	23,825,873	1.29%	N
ESO Solutions, Inc.	First Lien Revolver	SOFR(S)	1.00%	7.00%	8.00%	5/3/2027	$—	(29,741)	—	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	9/21/2026	$1,371,528	1,344,866	1,412,674	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$5,727,820	5,702,129	5,790,826	0.31%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	7.06%	7/23/2024	$20,250,000	20,094,920	20,452,500	1.11%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.56%	7/23/2024	$900,000	883,921	900,000	0.05%	N
								73,524,947	74,746,443	4.06%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	6/28/2028	$4,477,500	$4,394,773	$4,164,075	0.23%	N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$27,855,847	27,117,303	27,716,568	1.51%	G/N
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	2/5/2027	$4,039,823	3,970,880	4,080,221	0.22%	N
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	2/5/2027	$2,050,238	2,007,401	2,091,031	0.11%	N
								37,490,357	38,051,895	2.07%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	LIBOR(Q)	—	9.75%	10.00%	6/30/2022	$27,077,989	27,059,312	12,293,407	0.67%	N

Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$28,810,993	28,353,383	28,407,639	1.54%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$4,871,123	4,795,881	4,720,118	0.26%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$166,667	157,167	147,292	0.01%	N
								33,306,431	33,275,049	1.81%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	8.75%	12/14/2028	$12,141,870	11,983,468	12,050,806	0.66%	G/N

Internet Software and Services
Acquia, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	8.00%	10/31/2025	$25,299,735	24,936,954	25,489,484	1.39%	N
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	10/31/2025	$—	(22,502)	—	—	K/N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	9.63%	10/25/2029	$20,720,019	20,316,428	20,409,219	1.11%
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$55,178,696	55,001,020	55,178,696	2.99%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$2,893,065	403,187	2,858,348	0.16%	N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$33,750,000	33,699,152	33,750,000	1.83%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	10/1/2022	$7,500,000	7,434,935	7,492,500	0.41%	N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.44%	5/1/2023	$2,500,000	2,493,129	2,515,000	0.14%	N
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$20,000,000	19,732,006	19,875,000	1.08%	G
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$23,104,483	22,807,847	22,457,558	1.22%	N
MetricStream, Inc.	First Lien Incremental Term Loan (3.25% Exit Fee)	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$7,109,072	6,985,130	6,885,136	0.37%	L/N
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$8,782,078	8,731,185	8,676,693	0.47%	L/N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$32,582,872	32,014,701	31,833,467	1.73%	N
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	(40,464)	(55,594)	—	K/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.46%	4/2/2027	$9,903,019	9,759,498	9,903,019	0.54%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(Q)	—	8.55%	8.55%	10/1/2022	€7,500,000	8,244,588	8,119,563	0.44%	H/L/N/O
Reveal Data Corp., Brainspace Corp., Nexlp, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.50%	7.50%	3/9/2028	$7,476,672	7,291,378	7,289,755	0.40%	N
Suited Connector, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.00%	12/1/2027	$113,637	102,838	105,114	0.01%	N
Suited Connector, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	12/1/2027	$3,579,545	3,510,686	3,525,852	0.19%	N
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	7.00%	12/1/2027	$—	(16,105)	(12,784)	—	K/N
								263,385,591	266,296,026	14.48%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.35%	5/28/2029	$15,000,000	14,865,797	15,150,000	0.82%	N
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$13,930,936	13,765,367	13,680,179	0.74%	L/N
Xactly Corporation	First Lien Term Loan	LIBOR(S)	1.00%	7.25%	8.25%	7/31/2022	$14,671,682	14,645,138	14,671,682	0.80%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	7/31/2022	$—	(1,141)	—	—	K/N
								43,275,161	43,501,861	2.36%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$61,885	61,413	59,706	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(S)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$123,867	123,002	119,507	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.25%	6/15/2024	$1,724,201	1,710,930	1,663,509	0.09%	N
								1,895,345	1,842,722	0.10%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$3,744,159	$3,681,105	$3,819,042	0.21%	N
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$10,093,229	9,929,976	10,295,094	0.56%	N
								13,611,081	14,114,136	0.77%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.03%	10/3/2022	$28,016,636	27,942,063	27,960,602	1.52%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(S)	1.00%	8.00%	9.00%	10/3/2022	$661,122	656,310	657,154	0.04%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.46%	10/19/2026	$14,500,000	14,048,669	14,068,625	0.76%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	—	10.10%	5/1/2024	$12,819,528	12,709,336	12,570,754	0.68%	L/N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.50%	8/23/2026	$10,654,740	10,448,008	10,441,646	0.57%	N
								65,804,386	65,698,781	3.57%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.07%	B/N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$20,286,424	19,879,815	19,873,533	1.08%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$—	(5,309)	(5,372)	—	K/N
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$—	(5,309)	(5,372)	—	K/N
								19,869,197	19,862,789	1.08%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	5.00%	6.00%	9/20/2022	$15,400,385	15,373,155	15,400,385	0.84%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$—	(2,140)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	8.75%	6/1/2025	$8,146,376	7,567,314	4,315,543	0.23%	C/G
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$10,000,000	9,912,025	10,040,000	0.55%	N
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.26%	6/13/2025	$25,496,742	25,098,278	25,394,756	1.38%	N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.26%	6/13/2025	$883,158	856,058	874,327	0.05%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(S)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,647	121,216	0.01%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	6.50%	7.50%	9/12/2024	$2,704,323	2,675,051	2,694,047	0.15%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$18,590,586	18,294,571	18,683,539	1.02%	H/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$26,409,413	25,984,020	26,541,460	1.43%	H/N
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$29,000,000	28,699,541	28,507,000	1.55%	L/N
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	7.76%	8/4/2026	$2,666,667	2,651,156	2,640,000	0.14%	N
								137,229,676	135,212,273	7.35%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$4,666,667	4,666,667	4,638,667	0.25%	N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	8.00%	3/21/2027	$8,181,818	8,018,992	8,018,182	0.44%	N
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	8.00%	3/21/2027	$—	(234,980)	(236,364)	-0.01%	K/N
								12,450,679	12,420,485	0.68%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Road and Rail
Keep Truckin, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	8.37%	4/8/2025	$29,880,937	$29,527,282	$29,552,247	1.61%	N
Keep Truckin, Inc.	First Lien Incremental Term Loan	LIBOR(S)	1.00%	7.25%	8.25%	4/8/2025	$10,119,063	9,981,057	10,007,753	0.54%	N
								39,508,339	39,560,000	2.15%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	7.25%	12/29/2027	$5,599,914	5,488,957	5,515,915	0.30%	N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.25%	7.25%	12/29/2026	$—	(234,473)	(90,409)	—	K/N
								5,254,484	5,425,506	0.30%
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/29/2025	$6,933,486	6,868,503	6,837,804	0.37%	N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	8.00%	3/11/2027	$8,030,596	7,950,348	7,950,290	0.43%	N
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$12,265,507	12,075,831	11,983,401	0.65%	N
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(14,660)	(20,064)	—	K/N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	10.25%	4/30/2026	$428,646	386,531	428,647	0.02%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$13,114,701	12,787,458	13,154,045	0.72%	N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	6.50%	2/28/2024	$3,188,631	3,165,330	3,178,108	0.17%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	6.50%	2/28/2024	$23,383,293	23,349,156	23,306,128	1.29%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.50%	6.50%	2/28/2024	$265,719	251,707	262,212	0.01%	N
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(M)	0.75%	6.50%	7.25%	9/8/2027	$2,833,333	2,794,085	2,804,433	0.15%	N
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	6.50%	7.25%	9/8/2027	$—	(3,777)	(2,833)	—	K/N
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.39%	9/8/2027	$194,445	190,649	191,611	0.01%	N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	8.50%	1/6/2026	$5,432,783	5,382,725	5,368,676	0.29%	H/I/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	—	4.00% Cash + 3.00% PIK	7.00%	12/17/2027	$3,766,667	3,693,683	3,678,527	0.20%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	—	4.00% Cash + 3.00% PIK	7.00%	12/17/2027	$—	(12,693)	(15,600)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$—	(6,347)	(7,800)	—	K/N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	8.50%	9/15/2025	$6,798,242	6,680,241	6,679,273	0.36%	N
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	9/24/2026	$4,558,783	4,476,399	4,426,122	0.24%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$21,360,062	20,932,584	21,360,062	1.16%	N
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$4,402,977	4,333,313	4,402,977	0.24%	N
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$—	(12,960)	—	—	K/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	8.56%	3/31/2027	$10,548,005	10,367,141	10,516,361	0.57%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	8.56%	3/31/2027	$—	(19,410)	(3,490)	—	H/K/N
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$7,836,483	7,701,729	7,867,829	0.43%	H/N
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(18,530)	—	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(M)	1.00%	5.75%	6.75%	8/31/2027	$10,254,002	10,052,952	10,182,224	0.55%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75%	6.75%	8/31/2026	$—	(23,177)	(8,792)	—	K/N
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	8/2/2027	$21,134,100	20,622,501	21,556,782	1.17%	N
Zilliant Incorporated	First Lien Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$1,508,333	1,480,163	1,472,133	0.08%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$—	(7,065)	(8,889)	—	K/N
Zilliant Incorporated	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$—	(2,826)	(3,556)	—	K/N
								165,421,584	167,536,621	9.11%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	6.01%	2/12/2025	$427,960	$412,452	$376,604	0.02%	G
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,598,331	18,440,000	1.00%	E/G/N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$4,937,500	4,852,427	5,036,250	0.27%	N
USR Parent, Inc. (Staples)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	8.84%	9.84%	9/12/2022	$2,891,090	2,884,141	2,891,090	0.16%	N
								27,747,351	26,743,944	1.45%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	2/17/2026	$15,504,547	14,918,694	14,446,661	0.79%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.26%	9/8/2027	$15,555,556	15,340,035	15,658,222	0.85%	N
James Perse Enterprises, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.26%	9/8/2027	$—	(26,441)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	10/12/2023	$25,000,000	24,772,364	25,000,000	1.36%	N
								40,085,958	40,658,222	2.21%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	7.00%	8.50%	8/2/2023	$26,015,495	25,922,961	25,703,309	1.40%	N

Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	4/8/2027	$10,153,647	9,962,766	9,940,420	0.54%	N
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	4/8/2027	$—	(63,928)	(71,076)	—	K/N
								9,898,838	9,869,344	0.54%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.26%	9/17/2026	$9,950,000	9,722,962	9,659,456	0.53%	H/N

Total Debt Investments - 192.5% of Net Assets								1,617,727,751	1,587,528,297	86.31%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	$2,910,423	$2,007,670	0.11%	D/E/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units	2/7/2030	287	645,121	2,015,501	0.11%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock		1,786,785	485,322	53,604	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock		1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock		982,732	—	—	—	D/E/N
				485,322	53,604	—
Communications Equipment
Avanti Communications Group, PLC (United Kingdom)	Common Stock		26,576,710	4,902,674	—	—	D/H/N/O

Construction and Engineering
Hylan Datacom & Electrical, LLC	Class A Units		117,124	13,069,866	8,712,854	0.47%	D/E/N

Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	516	—	6,633,646	0.36%	D/E/H/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares	11/23/2028	135	—	458,615	0.02%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units		17,858,122	15,930,991	37,381,313	2.04%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units		17,858,122	13,421,162	37,381,313	2.03%	B/D/E/N
				29,352,153	81,854,887	4.45%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		25,652,397	25,652,397	37,683,000	2.04%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,160,591	17,035,790	17,675,409	0.96%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	1,013,330	0.06%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		11,299,235	11,299,235	11,181,700	0.61%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	866,322	0.05%	D/E/H/N
				54,447,908	68,419,761	3.72%

Ecommerce Consumer Sales
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock	3/14/2032	174,897	—	—	—	E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock	3/14/2032	87,449	—	—	—	E/N
				—	—	—

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	14,000	—	D/E/N
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	255,000	0.01%	D/E/N
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	275,000	0.02%	D/E/N
				11,098,416	544,000	0.03%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	271,030	0.01%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Issuer	Instrument		Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Common Stock			49,792	$1,543,054	$2,517,981	0.14%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	1,125,000	287,985	605,625	0.03%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock		5/4/2027	2,062,500	508,805	1,117,286	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock		8/15/2027	1,327,869	212,360	2,275,082	0.12%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock		9/18/2025	1,049,996	276,492	1,850,900	0.10%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock		10/3/2028	1,511,002	93,407	1,893,560	0.10%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock		10/30/2029	333,370	202,001	108,200	0.01%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock		3/19/2028	1,860,000	377,722	5,050,000	0.28%	D/E/N
					3,501,826	15,418,634	0.84%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C			657,932	2,001,384	74,742	—	D/E/N

Media
NEG Parent, LLC (CORE Entertainment, Inc.)	Class A Units			2,720,392	2,772,807	12,301,660	0.66%	B/D/E/N
NEG Parent, LLC (CORE Entertainment, Inc.)	Class A Warrants to Purchase Class A Units		10/17/2026	343,387	196,086	1,016,424	0.06%	B/D/E/N
NEG Parent, LLC (CORE Entertainment, Inc.)	Class B Warrants to Purchase Class A Units		10/17/2026	346,794	198,032	1,026,509	0.06%	B/D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock		4/11/2029	507,704	65,245	103,572	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock		4/29/2025	946,498	79,082	45,143	—	D/E/H/N
					3,311,252	14,493,308	0.79%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock			16,207	4,177,710	4,499,873	0.24%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock			14,578	—	381,652	0.02%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock			1,255,527	26,711,048	326,437	0.02%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock		3/29/2023	800,000	605,266	962,482	0.05%	D/E/N

Software
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock		3/26/2027	1,712,930	577,843	1,216,293	0.07%	D/E/N

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		7,108	7,227,343	6,969,820	0.38%	E/N

Total Equity Securities - 25.3% of Net Assets					165,779,654	208,222,548	11.32%

Total Investments - 217.8% of Net Assets					$1,783,507,405	$1,795,750,845	97.62%

Cash and Cash Equivalents - 5.3% of Net Assets						$43,651,392	2.37%

Total Cash and Investments - 223.1% of Net Assets						$1,839,402,237	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2022

Notes to Consolidated Schedule of Investments:

(A)

Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)

Non-controlled affiliate – as defined under the Investment Company Act of 1940 (“the 1940 Act”) (ownership of between 5% and 25% of the outstanding voting  securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-accruing debt investment.
(D)	Other non-income producing investment.
(E)	Restricted security. (See Note 2)
(F)

Controlled issuer – as defined under the 1940 Act (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% of the outstanding voting securities of the issuer nor deemed to be a significant subsidiary.  See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.
(H)

Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(I)

Deemed an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act.  Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(J)

Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $112,353,740 and $153,441,388, respectively, for the three months ended March 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of March 31, 2022 was $1,793,232,864 or 97.5% of total cash and investments of the Company. As of March 31, 2022, approximately 14.0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(B)

Non-controlled affiliate – as defined under the Investment Company Act of 1940 (“the 1940 Act”) (ownership of between 5% and 25% of the outstanding voting  securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

(C)	Non-accruing debt investment.
(D)	Other non-income producing investment.
(E)	Restricted security. (See Note 2)
(F)

Controlled issuer – as defined under the 1940 Act (ownership of 25% or more of the outstanding voting securities of this issuer). Investment is not more than 50% of the outstanding voting securities of the issuer nor deemed to be a significant subsidiary.  See Consolidated Schedule of Changes in Investments in Affiliates.

(G)	Investment has been segregated to collateralize certain unfunded commitments.
(H)

Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(I)

Deemed an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act.  Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

(J)

Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

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

March 31, 2022

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

March 31, 2022

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

March 31, 2022

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

At March 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$2,899,633	$2,899,633
2	Other direct and indirect observable market inputs (3)	116,426,099	—	—	116,426,099
3	Independent third-party valuation sources that employ significant unobservable inputs	1,409,865,022	59,821,437	203,914,110	1,673,600,569
3	Advisor valuations with significant unobservable inputs	—	1,415,739	1,408,805	2,824,544
Total		$1,526,291,121	$61,237,176	$208,222,548	$1,795,750,845

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,306,232,542	Income approach	Discount rate	5.9% - 15.3% (9.4%)
	81,020,851	Market quotations	Indicative bid/ask quotes	1 (1)
	13,057,123	Market comparable companies	Revenue multiples	1.3x - 2.9x (1.4x)
	1,324,140	Market comparable companies	EBITDA multiples	5.8x (5.8x)
	8,230,366	Option Pricing Model	EBITDA/Revenue multiples	4.5x (4.5x)
			Implied volatility	65.0% (65.0%)
			Term	3.0 years (3.0 years)
Other Corporate Debt	41,381,437	Market comparable companies	Book value multiples	1.4x (1.4x)
	18,440,000	Income approach	Discount rate	13.8% (13.8%)
	1,415,738	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	6,969,820	Income approach	Discount rate	13.6% (13.6%)
	271,030	Market quotations	Indicative bid/ask quotes	1 (1)
	29,925,175	Option Pricing Model	EBITDA/Revenue multiples	0.7x - 12.0x (5.8x)
			Implied volatility	30.0% - 70.0% (57.7%)
			Term	0.5 years - 4.0 years (2.2 years)
	326,437	Market comparable companies	Revenue multiples	1.1x (1.1x)
	100,277,014	Market comparable companies	EBITDA multiples	5.8x - 14.0x (12.7x)
	55,358,409	Market comparable companies	Book value multiples	1.0x - 1.4x (1.2x)
	12,195,030	Other (2)	N/A	N/A
$1,676,425,112

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,453,211,129	$61,266,010	$201,713,142	$1,716,190,281
Net realized and unrealized gains (losses)	(5,268,842)	(1,474,524)	499,533	(6,243,833)
Acquisitions (1)	114,307,153	29,951	949,633	115,286,737
Dispositions	(152,384,418)	—	751,802	(151,632,616)
Ending balance	$1,409,865,022	$59,821,437	$203,914,110	$1,673,600,569

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,356,124)	$(1,689,951)	$624,336	$(10,421,738)

(1)	Includes payments received in kind and accretion of original issue and market discounts

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies — (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$2,888,000	$2,197,030	$5,085,030
Net realized and unrealized gains (losses)	—	(15,341)	(599,819)	(615,160)
Dispositions	—	(1,456,920)	(188,406)	(1,645,326)
Ending balance	$—	$1,415,739	$1,408,805	$2,824,544

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(5,304)	$2,124	$(3,180)

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$2,469,679	$2,469,679
2	Other direct and indirect observable market inputs (3)	117,393,132	—	—	117,393,132
3	Independent third-party valuation sources that employ significant unobservable inputs	1,453,211,129	61,266,010	201,713,142	1,716,190,281
3	Advisor valuations with significant unobservable inputs	—	2,888,000	2,197,030	5,085,030
Total		$1,570,604,261	$64,154,010	$206,379,851	$1,841,138,122

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

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

________________

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,281,636,688	$95,923,481	$179,525,253	$1,557,085,422
Net realized and unrealized gains (losses)	5,900,644	(363,794)	6,257,256	11,794,106
Acquisitions (1)	173,885,950	16,349	2,405,830	176,308,129
Dispositions	(54,094,472)	10,634	(12,399,238)	(66,483,076)
Transfers out of Level 3 (2)	(25,478,947)	—	—	(25,478,947)
Ending balance	$1,381,849,863	$95,586,670	$175,789,101	$1,653,225,634

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,626,942	$(363,793)	$7,902,601	$15,165,750

_____________________________

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$2,060,061	$2,060,061
Net realized and unrealized gains (losses)	—	—	(194,348)	(194,348)
Dispositions	—	—	(67,126)	(67,126)
Ending balance	$—	$—	$1,798,587	$1,798,587

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(190,181)	$(190,181)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at March 31, 2022 or December 31, 2021.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at March 31, 2022 and December 31, 2021, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

March 31, 2022

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

During the three months ended March 31, 2022 and 2021, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

2. Summary of Significant Accounting Policies — (continued)

The tax returns of the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2021, the Company had non-expiring capital loss carryforwards in the amount of $158,543,623 available to offset future realized capital gains.

As of December 31, 2021, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2021
Tax basis of investments	$1,818,611,255

Unrealized appreciation	$118,437,592
Unrealized depreciation	(95,910,725)
Net unrealized appreciation (depreciation)	$22,526,867

Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. The impact of the Company’s adoption under the modified retrospective basis required a cumulative effect adjustment to opening net assets for the remaining unamortized discount on the 2022 Convertible Notes, an increase to our debt balance as a result of the recombination of the equity conversion component of the 2022 Convertible Notes, and a lower interest expense on the Consolidated Statements of Operations. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended June 30, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount was paid in each subsequent quarter as the Company’s cumulative performance exceeded the total return hurdle in such quarter. As of March 31, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the three months ended March 31, 2021 included $0.6 million, the 1/6 of the First Quarter Catchup Amount. The last 1/6 of the First Quarter Catchup amount was paid on September 30, 2021.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2022 and December 31, 2021, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

4. Debt

Debt is comprised of unsecured notes due August 2024 issued by the Company (the “2024 Notes”), unsecured notes due February 2026 issued by the Company (the “2026 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”) and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being repaid on March 1, 2022, debt included $140.0 million in convertible senior unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes"). Prior to being repaid on September 17, 2021, debt included $175.0 million in unsecured notes due August 2022 issued by the Company (the "2022 Notes").

Total debt outstanding and available at March 31, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$206,228,449	$93,771,551	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	103,000,000	97,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,564,441	—	248,564,441
2026 Notes ($325 million par)	2026	2.850%		326,456,766	—	326,456,766
Total leverage				1,034,249,656	$200,771,551	$1,235,021,207
Unamortized issuance costs				(6,338,159)
Debt, net of unamortized issuance costs				$1,027,911,497

(1)	Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of March 31, 2022, $8.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $3.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)	Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

Total debt outstanding and available at December 31, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$154,479,544	$145,520,456	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	—	200,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,886,910	—	139,886,910
2024 Notes ($250 million par)	2024	3.900%		248,423,170	—	248,423,170
2026 Notes ($325 million par)	2026	2.850%		326,549,826	—	326,549,826
Total leverage				1,019,339,450	$355,520,456	$1,374,859,906
Unamortized issuance costs				(6,878,110)
Debt, net of unamortized issuance costs				$1,012,461,340

(1)	Except for the 2022 Convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

4. Debt — (continued)

(2)	As of December 31, 2021, $8.4 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $34.1 million of the outstanding amount bore interest at a rate of Prime + 1.00%
(3)	Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

The combined weighted-average interest rates on total debt outstanding at March 31, 2022 and December 31, 2021 were 2.91% and 3.26%, respectively.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2022	2021
Interest expense	$8,253,874	$8,805,450
Amortization of deferred debt issuance costs	833,279	896,969
Commitment fees	258,051	403,468
Total	$9,345,204	$10,105,887

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $248.6 million and $303.5 million, respectively. As of December 31, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $141.2 million, $261.8 million and $326.7 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

Convertible Unsecured Notes

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes, which matured on March 1, 2022. The 2022 Convertible Notes were general unsecured obligations of the Company, and ranked structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures. The Company did not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bore interest at an annual rate of 4.625%, paid semi-annually. In certain circumstances, the 2022 Convertible Notes could have been converted into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. Prior to its maturity on March 1, 2022, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares were added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

4. Debt — (continued)

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any of the 2022 Convertible Notes, the Company intended to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, had the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. Prior to the adoption of ASU 2020-06, the Company had determined that the embedded conversion options in 2022 Convertible Notes were not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively. During the three months ended March 31, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company has recombined the equity conversion component of our 2022 Convertible Notes outstanding, and now accounts for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $3.3 million, partially offset by a decrease to accumulated loss of $3.2 million as of January 1, 2022 (see Note 2).

Prior to the close of business on the business day immediately preceding September 1, 2021, holders were permitted to convert their 2022 Convertible Notes only under certain circumstances set forth in the indenture governing the terms of the 2022 Convertible Notes. On or after September 1, 2021 until the close of business on the scheduled trading day immediately preceding March 1, 2022, holders may have converted their 2022 Convertible Notes at any time. Upon conversion, the Company would pay or deliver, as the case may be, at its election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, subject to the requirements of the indenture. No notes were converted prior to the notes maturing on March 1, 2022.

The original issue discounts equal to the equity components of the 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2022 Convertible Notes were $3.3 million. As of March 31, 2022 and December 31, 2021, the components of the carrying values of the 2022 Convertible Notes were as follows:

	March 31, 2022	December 31, 2021
Principal amount of debt	NA	$140,000,000
Original issue discount, net of accretion	NA	(113,090)
Carrying value of debt	NA	$139,886,910

For the three months ended March 31, 2022 and 2021, the components of interest expense for the convertible notes were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$1,079,167	$1,618,750
Amortization of original issue discount	—	163,618
Total interest expense	$1,079,167	$1,782,368

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the three months ended March 31, 2022 and March 31, 2021. During the three months ended March 31, 2022, the Company adopted ASU 2020-06. As a result of the adoption, the Company has not recognized any amortization of original discount on the 2022 Convertible Notes during the quarter (see Note 2).

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

4. Debt — (continued)

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

As of March 31, 2022 and December 31, 2021, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	March 31, 2022		December 31, 2021
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(1,435,559)	1,456,766	(1,576,830)	1,549,826
Carrying value of debt	$248,564,441	$326,456,766	$248,423,170	$326,549,826

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

4. Debt — (continued)

For the three months ended March 31, 2022 and 2021, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Three Months Ended March 31,
	2022			2021
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	NA	$2,437,500	$2,315,625	$1,804,688	$2,437,500	$720,417
Amortization of original issue discount/ (premium)	NA	141,271	(93,060)	33,075	135,633	19,229
Total interest expense	NA	$2,578,771	$2,222,565	$1,837,763	$2,573,133	$739,646

Operating Facility

The Operating Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. The Operating Facility includes a $100.0 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the net assets of TCPC Funding, TCPC Funding II and the SBIC, are included in the collateral for the facility.

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum.  Undrawn portions of the Operating Facility below the minimum utilization amount continued to accrue commitment fees at a rate of 0.50% per annum until March 1, 2022, the date on which the March 2022 Convertible Notes were terminated in full, after which time they accrue at a rate of 2.00% per annum. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2022, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of March 31, 2022, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

4. Debt — (continued)

SBA Debentures

As of March 31, 2022, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2022, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2022 and December 31, 2021 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 24, 2014	September 1, 2024	$18,500,000	3.02%		0.36%
March 25, 2015	March 1, 2025	9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		$150,000,000	2.52%	*

*	Weighted-average interest rate

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

March 31, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Acquia, Inc.	10/31/2025	1,891,323	1,891,323
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	662,974	662,974
Alpine Acquisition Corp II (48Forty)	11/30/2026	358,142	N/A
Applause App Quality, Inc.	9/20/2022	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	544,531
Aras Corporation	4/13/2027	872,333	872,333
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	1,285,940	1,285,940
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	3,384,549	3,384,549
BW Holding, Inc. (Brook & Whittle)	12/14/2029	1,110,271	1,110,271
Calceus Acquisition, Inc. (Cole Haan)	2/19/2025	N/A	19,298,713
CareATC, Inc.	3/14/2024	607,288	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Colony Display, LLC	6/30/2026	3,538,254	3,538,254
CyberGrants Holdings, LLC	9/8/2027	361,111	555,556
Dude Solutions Holdings, Inc.	6/13/2025	1,324,738	2,207,896
Elevate Brands OpCo, LLC	3/15/2027	19,200,000	N/A
Emerald Technologies (U.S.) AcqiostitionCo, Inc.	12/29/2026	1,953,944	N/A
ESO Solutions, Inc.	5/3/2027	1,750,277	1,750,277
Greystone Select Company II, LLC (Passco)	3/21/2027	11,818,182	N/A
Homerenew Buyer, Inc. (Project Dream)	8/10/2027	530,303	815,851
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	349,650	349,650
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	1,000,000	1,000,000
IT Parent, LLC (Insurance Technologies)	10/1/2026	458,333	458,333
James Perse Enterprises, Inc.	9/8/2027	1,944,444	1,944,444
Khoros, LLC (Lithium)	10/3/2022	1,322,242	1,322,242
Olaplex, Inc.	1/8/2026	N/A	1,340,000
Pluralsight, Inc.	4/6/2027	2,417,128	2,417,128
Porcelain Acquisition Corporation (Paramount)	4/30/2027	1,719,679	2,686,999
Razor Group GmbH (Germany)	9/30/2025	7,136,032	12,225,405
Rhode Holdings, Inc. (Kaseya)	5/2/2025	2,210,285	2,419,469
Sandata Technologies, LLC	7/23/2024	1,350,000	2,250,000
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	26,282,063	27,008,105
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	1,163,276
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	1,119,498	1,119,498
Spark Networks, Inc.	7/1/2023	N/A	1,005,887
Suited Connector, LLC	12/1/2027	1,306,818	1,250,000
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	15,609,739	15,609,739
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Telarix, Inc.	11/17/2023	357,143	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	2,029,054	2,556,081
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	1,329,250	1,329,250
Thras.io, LLC	12/18/2026	8,787,651	8,787,651
Xactly Corporation	7/31/2022	854,898	854,898
Zilliant Incorporated	12/21/2027	518,518	518,518

Total Unfunded Balances		$134,370,250	$132,409,861

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2022 and December 31, 2021, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At March 31, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $1.1 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2022 and 2021, expenses allocated pursuant to the Administration Agreement totaled $0.5 million and $0.5 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 17, 2022, to be in effect through the earlier of two trading days after the Company’s first quarter 2022 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the three months ended March 31, 2022 and 2021.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net increase (decrease) in net assets from operations	$12,448,960	$35,484,822
Weighted average shares outstanding	57,767,264	57,767,264
Earnings (loss) per share	$0.22	$0.61

9. Subsequent Events

On April 28, 2022, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 4, 2022, the Company’s board of directors declared a second quarter dividend of $0.30 per share payable on June 30, 2022 to stockholders of record as of the close of business on June 16, 2022.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

10. Financial Highlights

	Three Months Ended March 31,
	2022	2021
Per Common Share
Per share NAV at beginning of period	$14.36	$13.24

Investment operations:
Net investment income	0.34	0.32
Net realized and unrealized gain (loss)	(0.12)	0.30
Total from investment operations	0.22	0.62

Cumulative effect adjustment for the adoption of ASU 2020-06 (5)	(0.01)	—

Dividends to common shareholders	(0.30)	(0.30)

Per share NAV at end of period	$14.27	$13.56

Per share market price at end of period	$14.30	$13.83

Total return based on market value (1), (2)	8.1%	25.7%
Total return based on net asset value (1), (3)	1.5%	4.7%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	11.2%	11.5%
Expenses before incentive fee	8.9%	9.4%
Expenses and incentive fee	9.4%	10.0%

Ending common shareholder equity	$824,462,328	$783,141,221
Portfolio turnover rate	6.2%	5.7%
Weighted-average debt outstanding	$1,032,464,544	$928,100,849
Weighted-average interest rate on debt	3.2%	3.9%
Weighted-average number of common shares	57,767,264	57,767,264
Weighted-average debt per share	$17.87	$16.07

(1)	Not annualized.
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

(4)	Annualized, except for incentive compensation.
(5)	See Note 2 and 4 for further information related to the adoption of ASU 2020-06.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended March 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of March 31, 2022 (Unaudited)	$206,228	$5,515	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Preferred Interests
As of March 31, 2022 (Unaudited)	N/A	NA	N/A	N/A
Fiscal Year 2021	N/A	NA	N/A	N/A
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Funding Facility I
As of March 31, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of March 31, 2022 (Unaudited)	$103,000	$5,515	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of March 31, 2022 (Unaudited)	$150,000	$5,515	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of March 31, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of March 31, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
As of March 31, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2022

Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of March 31, 2022 (Unaudited)	$250,000	$1,936	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of March 31, 2022 (Unaudited)	$325,000	$1,936	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 000’s).
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2022
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$33,108	$1,324,140	$-	$-	$-	$-	$1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	-	4,344,746	-	155,127	-	-	4,499,873
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	15,224,581	-	(2,922,921)	-	-	12,301,660
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	1,409,955	-	(393,531)	-	-	1,016,424
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	1,423,944	-	(397,435)	-	-	1,026,509
TVG-Edmentum Holdings, LLC, Series A Preferred Units	6,202	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	563,404	36,740,019	-	77,889	563,405	-	37,381,313
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	36,740,019	-	641,294	-	-	37,381,313
Total	$602,714	$97,207,404	$—	$(2,839,577)	$563,405	$—	$94,931,232

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)

The issuers of the securities listed on this schedule are considered non-controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers' voting securities.

(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2022
36th Street Capital Partners Holdings, LLC, Membership Units	$713,825	$34,082,000	$-	$3,601,000	$-	$-	$37,683,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	1,241,443	41,381,437	-	-	-	-	41,381,437
Anacomp, Inc., Class A Common Stock	-	326,437	-	-	-	-	326,437
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/22	-	339,100	-	(222,409)	-	-	116,691
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	671,061	26,901,777	(124,801)	1,787,261	125,000	(11,013,828)	17,675,409
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,955,145	-	26,570	-	-	1,981,715
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Total	$2,626,329	$105,087,211	$(124,801)	$5,192,422	$125,000	$(11,013,828)	$99,266,004

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

(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9% PIK, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH (Germany), Warrants to Purchase Preferred Stock	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/21

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

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”) and $160.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, the 2024 Notes and the 2026 Notes, the “Leverage Program”). Prior to being repaid on March 1, 2022, debt included $140.0 million in Convertible unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes"). Prior to being repaid on September 17, 2021, debt included $175.0 million in unsecured notes due August 2022 issued by the Company (the "2022 Notes"). Prior to being replaced by Funding Facility II on August 4, 2020, leverage included $300.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding (“Funding Facility I”).

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2022, 86.0% of our total assets were invested in qualifying assets.

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

As of March 31, 2022, 0.1% of our investments were categorized as Level 1, 6.5% were categorized as Level 2, 93.2% were Level 3 investments valued based on valuations by independent third-party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

Portfolio and investment activity

During the three months ended March 31, 2022, we invested approximately $112.4 million, comprised of new investments in 8 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $111.4 million, or 99.2% of total acquisitions, were in senior secured loans, the remaining $1.0 million, or 0.8% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $153.4 million in proceeds from sales or repayments of investments during the three months ended March 31, 2022.

During the three months ended March 31, 2021, we invested approximately $182.6 million, comprised of new investments in 9 new and 6 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $173.7 million, or 95.1% of total acquisitions, were in senior secured loans and $6.5 million (3.6% of total acquisitions) in unsecured notes. The remaining $2.4 million (1.3% of total acquisitions) was comprised of equity investments, including $1.3 million in equity interest in Edmentum. Additionally, we received approximately $95.7 million in proceeds from sales or repayments of investments during the three months ended March 31, 2021.

At March 31, 2022, our investment portfolio of $1,795.8 million (at fair value) consisted of 119 portfolio companies and was invested 88.4% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 84.8% in senior secured loans, 3.4% in senior secured notes, 0.2% in junior notes and 11.6% in equity investments. Our average portfolio company investment at fair value was approximately $15.1 million. Our largest portfolio company investment by value was approximately 4.4% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.2% of our portfolio at March 31, 2022.

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

The industry composition of our portfolio at fair value at March 31, 2022 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	15.7%
Diversified Consumer Services	12.1%
Diversified Financial Services	10.0%
Software	9.4%
Professional Services	7.6%
Media	4.5%
Health Care Technology	4.2%
Automobiles	3.7%
Capital Markets	2.7%
IT Services	2.4%
Diversified Telecommunication Services	2.3%
Textiles, Apparel and Luxury Goods	2.3%
Road and Rail	2.2%
Healthcare Providers and Services	2.1%
Insurance	1.9%
Construction and Engineering	1.7%
Aerospace and Defense	1.5%
Specialty Retail	1.5%
Consumer Finance	1.4%
Tobacco Related	1.4%
Paper and Forest Products	1.1%
Other	8.3%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.1% at March 31, 2022 and 9.2% at December 31, 2021. The weighted average effective yield of our total portfolio was 8.7% at March 31, 2022 and 8.7% at December 31, 2021. At March 31, 2022, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 5.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.1% at March 31, 2022. Debt investments in two portfolio companies were on non-accrual status as of March 31, 2022, representing 0.3% of the portfolio at fair value and 0.9% at cost. At December 31, 2021, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.3% at December 31, 2021. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2021, representing 0.9% of the portfolio at fair value and 1.7% at cost.

Results of operations

Investment income

Investment income totaled $42.2 million and $41.2 million, respectively, for the three months ended March 31, 2022 and 2021, of which $40.5 million and $36.9 million were attributable to interest and fees on our debt investments, $1.5 million and $3.4 million to dividend income, $0.2 million and $0.9 million to other income, respectively. Included in interest and fees on our debt investments were $2.2 million and $0.9 million of non-recurring income related to prepayments for the three months ended March 31, 2022 and 2021, respectively. Included in other income were $0.0 million and $0.5 million in amendment fees during the three months ended March 31, 2022 and 2021, respectively. The increase in investment income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily reflects an increase in interest income due to the larger portfolio size and the increase in prepayment fees, partially offset by the lower dividend income and other income during the three months ended March 31, 2022.

Expenses

Total operating expenses for the three months ended March 31, 2022 and 2021 were $22.4 million and $22.7 million, respectively, comprised of $9.3 million and $10.1 million in interest expense and related fees, $6.7 million and $5.9 million in base management fees, $4.2 million and $4.7 million in incentive fee expense, $0.6 million and $0.3 million in professional fees, $0.5 million and $0.5 million in administrative expenses, and $1.1 million and $1.2 million in other expenses, respectively. The decrease in expenses in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflects the lower interest expense due to a maturity of the 2022 Convertible Notes and lower incentive fees, partially offset by higher base management fees.

Net investment income

Net investment income was $19.8 million and $18.4 million, respectively, for the three months ended March 31, 2022 and 2021. The increase in net investment income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily reflects the increase in total investment income and decrease in expenses in the three months ended March 31, 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2022 and 2021 was $(0.1) million and $3.1 million, respectively. Net realized gain for the three months ended March 31, 2021 was comprised primarily of an $8.8 million gains from the disposition of our One Sky equity position, partially offset by a $7.1 million losses from the disposition of our debt investment in GlassPoint.

For the three months ended March 31, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(7.2) million and $13.9 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2022 primarily reflects mark-to-market adjustments across the portfolio as a result of wider market spreads, as well as a $3.7 million reversal of previously recognized unrealized gains on our investment in CORE Entertainment, partially offset by a $3.6 million in unrealized gains on our investment in 36th Street, $3.4 million in unrealized gains on our investment in Razor Group and $2.2 million in unrealized gains on our investment in Hylan. The change in net unrealized appreciation/depreciation for the three months ended March 31, 2021 was primarily driven by overall spread tightening and continued recovery related to the market impact of COVID-19, as well as a $6.1 million unrealized gain on our investment in Edmentum and a $5.7 million reversal of previously recognized unrealized losses on GlassPoint, partially offset by a $10.8 million reversal of previously recognized unrealized gains on One Sky.

Incentive compensation

Incentive fees for the three months ended March 31, 2022 and 2021 were $4.2 million and $4.7 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the three months ended March 31, 2021 included $0.6 million (1/6) of the First Quarter 2020 Catchup Amount. The last 1/6 of the First Quarter Catchup amount was paid on September 30, 2021.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the three months ended March 31, 2022 and 2021.

Net increase in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $12.4 million and $35.5 million for the three months ended March 31, 2022 and 2021, respectively. The lower net increase in net assets resulting from operations during the three months ended March 31, 2022 was primarily due to the net realized and unrealized losses compared to the net realized and unrealized gains during the three months ended March 31, 2021, partially offset by the higher net investment income during the three months ended March 31, 2022.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 28, 2022, to be in effect through the earlier of two trading days after our second quarter 2022 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No share were repurchased by the Company under the Company Repurchase for the three months ended March 31, 2022 and 2021.

Total leverage outstanding and available under the combined Leverage Program at March 31, 2022 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$206,228,449	$93,771,551	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	103,000,000	97,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,564,441	—	248,564,441
2026 Notes ($325 million par)	2026	2.850%		326,456,766	—	326,456,766
Total leverage				1,034,249,656	$200,771,551	$1,235,021,207
Unamortized issuance costs				(6,338,159)
Debt, net of unamortized issuance costs				$1,027,911,497

(1)	Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of March 31, 2022, $8.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $3.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)	Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.

(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50.0s million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019.  On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2022, the Company’s asset coverage ratio was 194%.

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

Net cash provided by operating activities during the three months ended March 31, 2022 was $26.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $42.2 million, offset by net investment income (net of non-cash income and expenses) of approximately $15.5 million.

Net cash used in financing activities was $2.6 million during the three months ended March 31, 2022, consisting primarily of $140.0 million in repayment of unsecured notes and $17.3 million in dividends paid to common shareholders, offset by $154.7 million in credit facility draws (net of repayments).

At March 31, 2022, we had $43.7 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2022, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, the 2024 Notes and the 2026 Notes, mature in May 2026, August 2025, August 2024 and February 2026, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the three months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179

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

Recent Developments

From April 1, 2022 through May 3, 2022, the Company has invested approximately $19.1 million primarily in two senior secured loans with a combined effective yield of approximately 8.3%.

On April 28, 2022, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 4, 2022, the Company’s board of directors declared a second quarter dividend of $0.30 per share payable on June 30, 2022 to stockholders of record as of the close of business on June 16, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2022, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2022 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$26,887,633	$0.47
Up 200 basis points	14,651,834	0.25
Up 100 basis points	3,026,672	0.05
Down 100 basis points	1,746,357	0.03
Down 200 basis points	1,714,899	0.03
Down 300 basis points	1,714,899	0.03

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

PART II - Other Information.

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2022, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

         Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Periods of market volatility remain, and may continue to occur in the future, in response to various political, social and economic events both within and outside of the U.S. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economic recovery, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objectives.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

The current political climate has intensified concerns about a potential trade war between China and the U.S., as each country has imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None

Item 6.Exhibits

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

BlackRock TCP Capital Corp.

Date: May 4, 2022
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: May 4, 2022
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer