Form 10-Q
period 2022-06-30
BlackRock TCP Capital Corp.
filed 2022-08-03
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 3, 2022 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,604,408,340 and $1,637,897,868, respectively)	$1,596,714,296	$1,638,843,507
Non-controlled, affiliated investments (cost of $35,434,309 and $37,457,524, respectively)	88,026,099	97,207,404
Controlled investments (cost of $148,235,500 and $146,247,518, respectively)	112,137,370	105,087,211
Total investments (cost of $1,788,078,149 and $1,821,602,910, respectively)	1,796,877,765	1,841,138,122

Cash and cash equivalents	49,427,039	19,552,273
Interest, dividends and fees receivable	19,336,843	20,061,104
Deferred debt issuance costs	4,196,842	4,786,736
Receivable for investments sold	234,473	6,024,981
Prepaid expenses and other assets	2,440,617	2,666,111
Total assets	1,872,513,579	1,894,229,327

Liabilities
Debt (net of deferred issuance costs of $5,914,022 and $6,878,110, respectively)	1,041,901,416	1,012,461,340
Interest and debt related payables	9,606,527	10,863,683
Management fees payable	6,317,926	6,304,176
Incentive fees payable	4,511,860	3,742,443
Reimbursements due to the Advisor	1,305,542	942,094
Payable for investments purchased	17,062	28,994,390
Accrued expenses and other liabilities	1,849,172	1,464,565
Total liabilities	1,065,509,505	1,064,772,691

Commitments and contingencies (Note 5)

Net assets	$807,004,074	$829,456,636

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$57,767	$57,767
Paid-in capital in excess of par	963,100,315	966,409,911
Distributable earnings (loss)	(156,154,008)	(137,011,042)
Total net assets	807,004,074	829,456,636
Total liabilities and net assets	$1,872,513,579	$1,894,229,327

Net assets per share	$13.97	$14.36

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$37,218,468	$37,070,947	$74,646,423	$70,924,259
Non-controlled, affiliated investments	33,936	33,471	67,044	59,568
Controlled investments	1,823,155	1,674,786	3,735,659	3,324,819
PIK income:
Non-controlled, non-affiliated investments	2,004,691	989,930	3,084,896	2,294,631
Dividend income:
Non-controlled, non-affiliated investments	225,854	178,767	487,083	998,122
Non-controlled, affiliated investments	580,300	1,127,927	1,143,704	2,824,587
Controlled investments	1,850,074	252,851	2,563,899	1,144,901
Other income:
Non-controlled, non-affiliated investments	173,256	164,036	325,733	211,154
Non-controlled, affiliated investments	45,651	151,968	51,853	1,026,544
Total investment income	43,955,385	41,644,683	86,106,294	82,808,585

Operating expenses
Interest and other debt expenses	9,369,209	10,712,356	18,714,413	20,818,243
Management fees	6,606,166	6,425,571	13,273,893	12,368,933
Incentive fees	4,511,860	4,548,446	8,702,090	9,239,904
Administrative expenses	444,036	428,857	921,095	968,804
Professional fees	409,993	579,926	980,388	870,260
Director fees	236,113	295,200	459,113	545,200
Insurance expense	181,062	150,000	362,123	285,000
Custody fees	76,593	85,008	160,522	144,191
Other operating expenses	850,155	652,133	1,508,519	1,359,478
Total operating expenses	22,685,187	23,877,497	45,082,156	46,600,013

Net investment income before taxes	21,270,198	17,767,186	41,024,138	36,208,572

Net investment income	21,270,198	17,767,186	41,024,138	36,208,572

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(29,415,029)	(236,632)	(29,368,762)	1,842,683
Non-controlled, affiliated investments	11,048,248	—	11,048,248	1,028,057
Controlled investments	—	—	(124,801)	—
Net realized gain (loss)	(18,366,781)	(236,632)	(18,445,315)	2,870,740

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	1,417,267	(3,058,802)	(8,162,024)	4,299,422
Non-controlled, affiliated investments	(4,318,514)	40,751,395	(7,158,091)	48,541,962
Controlled investments	(130,245)	(396,596)	5,062,177	(1,609,324)
Net change in unrealized appreciation (depreciation)	(3,031,492)	37,295,997	(10,257,938)	51,232,060

Net realized and unrealized gain (loss)	(21,398,273)	37,059,365	(28,703,253)	54,102,800

Net increase (decrease) in net assets resulting from operations	$(128,075)	$54,826,551	$12,320,885	$90,311,372

Basic and diluted earnings (loss) per share	$(0.00)	$0.95	$0.21	$1.56

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)	$829,456,636
Cumulative effect adjustment for the adoption of ASU 2020-06 (1)	—	—	(3,309,596)	3,196,507	(113,089)
Net investment income	—	—	—	19,753,940	19,753,940
Net realized and unrealized gain (loss)	—	—	—	(7,304,980)	(7,304,980)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2022	57,767,264	$57,767	$963,100,315	$(138,695,754)	$824,462,328

Net investment income	—	—	—	21,270,198	21,270,198
Net realized and unrealized gain (loss)	—	—	—	(21,398,273)	(21,398,273)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2022	57,767,264	$57,767	$963,100,315	$(156,154,008)	$807,004,074

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)	$764,986,578
Net investment income	—	—	—	18,441,386	18,441,386
Net realized and unrealized gain (loss)	—	—	—	17,043,436	17,043,436
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2021	57,767,264	$57,767	$979,973,202	$(196,889,748)	$783,141,221

Net investment income	—	—	—	17,767,186	17,767,186
Net realized and unrealized gain (loss)	—	—	—	37,059,365	37,059,365
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2021	57,767,264	$57,767	$979,973,202	$(159,393,376)	$820,637,593

(1)	See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$12,320,885	$90,311,372
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	18,445,315	(2,870,740)
Change in net unrealized (appreciation) depreciation of investments	10,735,596	(51,112,627)
Net amortization of investment discounts and premiums	(5,467,347)	(4,576,820)
Amortization of original issue discount on debt	97,721	721,798
Interest and dividend income paid in kind	(3,084,896)	(2,294,631)
Amortization of deferred debt issuance costs	1,553,981	1,843,293
Changes in assets and liabilities:
Purchases of investments	(211,990,085)	(415,957,330)
Proceeds from disposition of investments	235,621,774	280,320,010
Decrease (increase) in interest, dividends and fees receivable	724,261	(4,899,681)
Decrease (increase) in receivable for investments sold	5,790,508	(12,140,404)
Decrease (increase) in prepaid expenses and other assets	225,494	667,226
Increase (decrease) in payable for investments purchased	(28,977,328)	12,619,629
Increase (decrease) in incentive fees payable	769,417	(472,351)
Increase (decrease) in interest and debt related payables	(1,257,156)	2,000,296
Increase (decrease) in reimbursements due to the Advisor	363,448	(367,411)
Increase (decrease) in management fees payable	13,750	533,439
Increase (decrease) in accrued expenses and other liabilities	384,607	(35,161)
Net cash provided by (used in) operating activities	36,269,945	(105,710,093)

Financing activities
Draws on credit facilities	400,431,901	414,801,114
Repayments of credit facility draws	(232,166,722)	(448,047,140)
Payments of debt issuance costs	—	(2,798,136)
Dividends paid to shareholders	(34,660,358)	(34,660,358)
Repayment of convertible notes	(140,000,000)	—
Proceeds from issuance of unsecured notes	—	174,289,500
Net cash provided by (used in) financing activities	(6,395,179)	103,584,980

Net increase (decrease) in cash and cash equivalents (including restricted cash)	29,874,766	(2,125,113)
Cash and cash equivalents (including restricted cash) at beginning of period	19,552,273	20,006,580
Cash and cash equivalents (including restricted cash) at end of period	$49,427,039	$17,881,467

Supplemental cash flow information
Interest payments	$17,920,525	$15,448,562

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	7.88%	5/31/2024	$5,127,551	$5,103,318	$5,127,551	0.28%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	7.94%	5/31/2024	$19,897,959	19,813,510	19,897,959	1.08%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	7.94%	5/31/2024	$2,448,980	2,439,271	2,448,980	0.13%	N
								27,356,099	27,474,490	1.49%
Airlines
Epic Aero, Inc.	Unsecured Notes	Fixed	—	—	2.00%	12/31/2022	$3,233,572	3,233,572	3,162,433	0.17%	E/N
Mesa Airlines, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	9/27/2023	$885,040	881,399	875,305	0.05%	N
Mesa Airlines, Inc.	First Lien Term Loan	LIBOR(M)	2.00%	5.00%	7.00%	6/5/2023	$6,195,282	6,175,001	6,151,915	0.33%	N
								10,289,972	10,189,653	0.55%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	8.38%	4/15/2026	$6,819,161	6,738,881	6,819,161	0.37%	G/N
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	8.38%	4/15/2026	$513,805	506,236	513,805	0.03%	G/N
Autoalert, LLC	First Lien Incremental Term Loan	SOFR(Q)	—	8.75% Cash + 0.25% PIK	9.80%	1/1/2023	$59,393,472	59,318,554	53,365,035	2.89%	N
								66,563,671	60,698,001	3.29%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	4/30/2027	$6,206,968	6,101,986	6,200,761	0.34%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	4/30/2027	$967,320	951,498	966,352	0.05%	N
								7,053,484	7,167,113	0.39%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	9.00%	2/7/2025	$21,791,007	21,240,089	22,008,917	1.19%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$24,415,870	23,364,870	24,415,870	1.32%	N
								44,604,959	46,424,787	2.51%
Commercial Services & Supplies
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.82%	8/31/2029	$7,767,802	7,660,264	7,457,090	0.40%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.82%	8/31/2029	$—	(8,931)	(53,170)	—	K/N
								7,651,333	7,403,920	0.40%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$80,021	40,942	80,021	—	H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$240,064	124,533	240,064	0.02%	H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$968,913	502,622	227,404	0.01%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$285,131	147,911	28,513	—	C/H/N
								816,008	576,002	0.03%

Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	7.03%	3/31/2028	$584,233	555,021	547,719	0.03%	N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	3/31/2028	$8,960,128	8,780,925	8,736,125	0.47%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	3/31/2028	$—	(58,423)	(73,029)	—	K
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	8.66%	8/10/2027	$1,286,299	1,202,726	1,127,655	0.06%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	8.70%	8/10/2027	$1,702,669	1,664,831	1,639,671	0.09%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	8.69%	8/10/2027	$815,851	797,261	785,664	0.04%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	8.70%	11/23/2027	$—	(14,511)	(25,548)	—	K/N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(M)	1.00%	10.00%	11.00%	3/11/2027	$4,534,436	4,483,267	4,528,995	0.25%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	9.00%	2/22/2026	$4,983,707	4,983,707	4,977,727	0.27%	N
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	7.60%	12/16/2026	$2,484,375	2,426,907	2,409,844	0.13%	N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$2,173,018	2,141,056	2,120,866	0.11%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$6,462,507	6,368,609	6,307,407	0.34%	N
								33,331,376	33,083,096	1.79%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.11%	6/30/2026	$25,168,478	$24,692,458	$25,420,162	1.38%	N

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	9.05%	12/14/2029	$5,574,414	5,450,200	5,295,693	0.29%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	8.68%	12/14/2029	$6,395,163	6,258,927	6,075,405	0.32%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	9.05%	12/14/2029	$1,110,271	1,086,560	1,054,758	0.06%	N
								12,795,687	12,425,856	0.67%
Distributors
Colony Display, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	8.75%	6/30/2026	$7,005,742	6,892,180	6,641,443	0.36%	N

Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	10.70%	3/15/2027	$20,800,000	20,414,616	20,240,000	1.10%	N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	11.07%	9/30/2025	$39,269,210	39,537,913	39,269,210	2.12%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$4,571,803	4,571,803	7,744,634	0.42%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	10.15%	11/23/2025	$17,660,326	17,295,579	16,895,326	0.92%	H/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.25%	12/18/2026	$9,839,862	9,608,048	8,629,074	0.47%
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.25%	12/18/2026	$23,533,670	23,200,256	22,003,981	1.19%
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	10.61%	10/15/2025	$20,323,258	20,461,730	19,550,974	1.06%	N
								135,089,945	134,333,199	7.28%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	7.67%	3/26/2026	$8,250,841	8,220,517	8,128,729	0.44%	N
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	7.67%	3/26/2026	$—	(1,403)	(10,710)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$41,381,437	41,381,437	41,381,437	2.24%	E/F/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	9.50%	4/12/2025	$1,573,042	1,573,042	1,415,738	0.08%	E/H/I/N
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	10.01%	7/5/2026	$17,633,544	17,362,583	17,210,339	0.93%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00%	7.00%	10/4/2027	$8,947	8,815	8,490	—	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	7.00%	10/4/2027	$—	(2,295)	(7,994)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.76%	2/11/2025	$43,629,951	43,040,837	42,713,722	2.31%	H/L/N
								111,583,533	110,839,751	6.00%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	9.25%	11/1/2025	$25,846,154	25,723,034	23,915,834	1.30%
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	8.63%	6/2/2029	$4,016,257	3,962,558	3,980,512	0.22%	N
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	8.63%	6/2/2029	$8,268,764	8,120,822	8,195,172	0.44%	N
								37,806,414	36,091,518	1.96%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	12/31/2022	$2,110,141	2,110,141	46,845	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2022	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2022	$5,535,517	5,535,517	1,914,182	0.10%	D/F/H/N
								14,224,535	2,062,342	0.11%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$8,167,961	$8,040,785	$7,849,410	0.43%	N
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(8,815)	(21,237)	—	K/N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	9.25%	3/14/2024	$14,132,480	13,978,205	14,104,215	0.76%	N
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.29%	3/14/2024	$607,288	602,941	606,073	0.03%	N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	9.06%	5/3/2027	$23,802,071	23,369,995	23,492,644	1.27%	N
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	9.06%	5/3/2027	$—	(28,291)	(22,754)	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	9.76%	9/21/2026	$1,368,056	1,342,556	1,385,840	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$5,727,820	5,702,555	5,515,890	0.30%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	8.31%	7/23/2024	$20,250,000	20,112,427	20,452,500	1.11%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	7.54%	7/23/2024	$1,350,000	1,335,547	1,350,000	0.07%	N
								74,447,905	74,712,581	4.05%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	8.25%	6/28/2028	$4,466,250	4,385,015	3,925,834	0.21%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	7.13%	5/4/2028	$10,392,563	10,187,666	10,141,063	0.55%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	7.13%	5/4/2028	$—	(77,122)	(95,810)	-0.01%	K/N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.67%	11/13/2028	$27,855,847	27,140,243	27,438,010	1.49%	G/N
								41,635,802	41,409,097	2.24%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	7.32%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.66%	F/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	7.68%	6/3/2027	$231,481	226,889	226,852	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	7.68%	6/3/2027	$—	(365)	(370)	—	H/K/N
								12,316,103	12,316,061	0.67%
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.56%	3/18/2028	$28,810,993	28,367,329	28,724,560	1.54%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.90%	10/1/2026	$4,858,790	4,787,548	4,606,134	0.25%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(M)	1.00%	6.25%	7.87%	10/1/2026	$166,667	157,687	134,167	0.01%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	7.39%	11/1/2028	$857,143	844,376	834,000	0.05%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	7.39%	11/1/2028	$—	(31,921)	(57,857)	—	K/N
								34,125,019	34,241,004	1.85%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	10.51%	12/14/2028	$12,141,870	11,986,670	11,534,776	0.62%	G/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.79%	10/31/2025	$25,299,735	$24,959,325	$25,489,484	1.38%	N
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.79%	10/31/2025	$226,959	205,997	226,959	0.01%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	10.54%	10/25/2029	$20,715,038	20,322,291	19,264,985	1.04%
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	9.50%	4/1/2025	$55,531,977	55,372,326	55,420,913	3.02%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$2,963,871	473,994	2,842,353	0.15%	N
Foursquare Labs, Inc.	First Lien Term Loan (5.0% Exit Fee)	LIBOR(M)	2.19%	7.25%	9.56%	10/1/2022	$33,750,000	33,729,566	33,682,500	1.82%	L/N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.56%	10/1/2022	$7,500,000	7,466,628	7,477,500	0.40%	N
Foursquare Labs, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.19%	7.25%	9.56%	5/1/2023	$2,500,000	2,496,864	2,502,500	0.14%	N
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.50% cash + 2.00% PIK	8.66%	6/8/2028	$7,500,000	7,351,787	7,350,000	0.40%	N
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.48%	7/27/2029	$20,000,000	19,741,428	18,383,300	1.00%	G
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.23%	9/28/2024	$23,104,483	22,831,164	22,526,871	1.22%	N
MetricStream, Inc.	First Lien Incremental Term Loan (3.25% Exit Fee)	LIBOR(Q)	1.00%	8.00%	10.23%	9/28/2024	$3,554,536	3,506,609	3,465,673	0.19%	L/N
MetricStream, Inc.	First Lien Incremental Term Loan (3.25% Exit Fee)	LIBOR(Q)	1.00%	8.00%	10.25%	9/28/2024	$3,554,536	3,491,789	3,579,773	0.19%	L/N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	8.80%	6/10/2027	$8,782,078	8,722,118	8,608,168	0.47%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	8.80%	6/10/2027	$8,608,961	8,489,569	8,522,871	0.46%	L/N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$32,582,872	32,039,940	31,540,220	1.71%	N
Pluralsight, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	4/6/2027	$—	(38,462)	(77,348)	—	K/N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	9.67%	4/2/2027	$9,903,019	9,765,044	9,893,116	0.54%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(Q)	—	8.55%	8.55%	10/1/2022	€7,500,000	8,254,604	7,653,931	0.41%	H/L/N/O
Reveal Data Corporation et al	First Lien Term Loan	SOFR(S)	1.00%	6.50%	7.50%	3/9/2028	$7,476,672	7,297,758	7,289,755	0.39%	N
Suited Connector, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	7.12%	12/1/2027	$113,637	103,283	90,909	—	N
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.60%	12/1/2027	$3,534,801	3,469,226	3,393,409	0.18%	N
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.60%	12/1/2027	$—	(15,408)	(34,091)	—	K/N
								280,037,440	279,093,751	15.12%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(M)	—	8.00%	9.67%	5/28/2029	$15,000,000	14,868,346	14,760,000	0.80%	N
Xactly Corporation	First Lien Incremental Term Loan B	LIBOR(S)	1.00%	7.25%	8.49%	7/31/2022	$14,671,682	14,665,815	14,671,682	0.79%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.49%	7/31/2022	$524,337	524,056	524,338	0.03%	N
								30,058,217	29,956,020	1.62%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.26%	6/15/2024	$63,053	62,639	60,833	—	N
Blue Star Sports Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	10.49%	6/15/2024	$126,174	125,387	121,733	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75% cash + 3.50% PIK	10.92%	6/15/2024	$1,757,122	1,744,918	1,695,271	0.09%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	6.50%	8.35%	5/25/2027	$100,000	96,347	95,563	0.01%	J
								2,029,291	1,973,400	0.11%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	8.42%	8/5/2026	$3,734,680	3,675,697	3,772,027	0.20%	N
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	8.42%	8/5/2026	$10,067,730	9,909,747	10,168,407	0.56%	N
								13,585,444	13,940,434	0.76%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Media
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.00%	9.03%	10/3/2022	$28,016,636	$27,979,995	$27,736,470	1.50%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	LIBOR(S)	1.00%	8.00%	9.03%	10/3/2022	$661,122	658,690	641,287	0.03%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	8.67%	10/19/2026	$14,500,000	14,066,945	13,403,510	0.73%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	—	10.10%	5/1/2024	$12,819,528	12,722,348	12,351,679	0.67%	L/N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.72%	8/23/2026	$10,547,117	10,351,272	10,177,968	0.55%	N
								65,779,250	64,310,914	3.48%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	11.38%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.07%	B/N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$20,286,424	19,896,089	19,872,796	1.08%	N
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$107,443	102,372	103,843	0.01%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$—	(5,033)	(3,599)	—	K/N
								19,993,428	19,973,040	1.09%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	6.40%	9/20/2022	$15,361,396	15,349,972	15,361,396	0.83%	N
Applause App Quality, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.00%	6.00%	9/20/2022	$—	(1,005)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	8.75%	6/1/2025	$8,146,376	7,567,314	4,284,505	0.23%	C/G
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.50%	6/13/2025	$25,432,262	25,059,579	25,076,211	1.36%	N
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	8.50%	6/13/2025	$1,177,545	1,152,360	1,146,634	0.06%	N
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(M)	0.75%	7.75%	9.28%	4/26/2030	$7,500,000	7,352,766	6,862,500	0.37%	N
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	9.17%	5/14/2029	$10,000,000	9,915,424	9,320,000	0.50%	N
iCIMS, Inc.	Sr Secured Revolver	LIBOR(S)	1.00%	6.50%	7.50%	9/12/2024	$121,678	120,731	121,131	0.01%	N
iCIMS, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.72%	9/12/2024	$2,704,323	2,677,585	2,692,155	0.15%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.75%	10.34%	2/17/2025	$18,590,586	18,316,782	18,255,956	0.99%	H/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	8.75%	10.34%	2/17/2025	$26,409,413	26,010,816	25,934,044	1.40%	H/N
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(Q)	1.50%	7.00%	8.63%	3/1/2024	$29,000,000	28,737,857	28,565,000	1.55%	L/N
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	8.42%	8/4/2026	$2,666,667	2,651,672	2,520,000	0.14%	N
								144,911,853	140,139,532	7.59%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$4,666,667	4,666,667	4,615,333	0.25%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	8.11%	3/21/2027	$8,181,818	8,023,923	8,016,545	0.43%	N
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	8.11%	3/21/2027	$—	(223,357)	(238,727)	-0.01%	K/N
								12,467,233	12,393,151	0.67%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Road and Rail
Keep Truckin, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	8.37%	4/8/2025	$40,000,000	$39,521,928	$39,560,000	2.14%	N

Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	7.88%	12/29/2027	$5,564,915	5,458,174	5,397,967	0.30%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	7.88%	12/29/2026	$—	(234,473)	(119,718)	-0.01%	K/N
								5,223,701	5,278,249	0.29%
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.17%	12/29/2025	$6,933,486	6,872,763	6,844,737	0.37%	N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	8.36%	3/11/2027	$25,095,612	24,849,578	24,844,656	1.35%	N
Aras Corporation	First Lien 2021 add on Incremental Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.02%	4/13/2027	$12,380,496	12,191,601	12,095,745	0.66%	N
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(13,936)	(20,064)	—	K/N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	11.50%	4/30/2026	$1,354,523	1,314,627	1,337,377	0.07%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.99%	4/30/2026	$13,081,668	12,772,543	12,950,851	0.70%	N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	5/9/2028	$14,949,590	14,650,598	14,650,598	0.79%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	7.00%	5/9/2028	$—	(31,273)	(32,035)	—	H/K/N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	6.56%	2/28/2024	$3,188,631	3,168,442	3,176,514	0.17%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	6.56%	2/28/2024	$23,383,293	23,352,308	23,294,436	1.26%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.50%	6.56%	2/28/2024	$265,719	252,014	261,680	0.01%	N
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$2,833,333	2,795,367	2,805,850	0.15%	N
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$8,389	4,781	5,694	—	N
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$169,467	165,813	166,772	0.01%	N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	8.50%	1/6/2026	$5,432,783	5,386,131	5,370,849	0.29%	H/N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$4,190,378	4,126,526	4,121,656	0.22%	L/N
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$—	(40,289)	(68,722)	—	K/L/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.04%	12/17/2027	$3,795,231	3,723,934	3,711,356	0.20%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.04%	12/17/2027	$—	(12,149)	(14,733)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	7.04%	12/17/2027	$—	(6,074)	(7,367)	—	K/N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	8.71%	9/15/2025	$6,798,242	6,688,548	6,686,071	0.36%	N
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.67%	9/24/2026	$4,535,932	4,458,152	4,397,586	0.24%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$1,635,938	1,611,431	1,611,398	0.09%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(1,495)	(1,500)	—	K/N
Kaseya, Inc.	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(1,495)	(1,500)	—	K/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	9.81%	3/31/2027	$10,627,994	10,455,120	10,426,062	0.56%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	9.81%	3/31/2027	$—	(18,447)	(22,102)	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.75%	8/31/2027	$10,227,976	10,033,728	10,115,469	0.55%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	8.75%	8/31/2026	$—	(21,876)	(13,816)	—	K/N
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.24%	8/2/2027	$21,080,460	20,591,804	21,291,264	1.16%	N
Zilliant Incorporated	First Lien Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$1,515,377	1,487,980	1,471,431	0.08%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$—	(6,763)	(10,741)	—	K/N
Zilliant Incorporated	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$—	(2,705)	(4,296)	—	K/N
								170,797,287	171,441,176	9.29%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	7.07%	2/12/2025	$422,176	$408,026	$340,380	0.02%
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,624,709	17,140,000	0.93%	E/N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.19%	7/2/2026	$4,906,250	4,825,327	4,813,031	0.26%	N
								24,858,062	22,293,411	1.21%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.18%	2/17/2026	$17,726,865	17,176,882	16,917,893	0.92%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	7.78%	9/8/2027	$15,555,556	15,346,853	15,653,556	0.85%	N
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.25%	7.78%	9/8/2027	$—	(25,236)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	8.17%	10/12/2023	$24,937,500	24,748,408	23,690,625	1.28%	N
								40,070,025	39,344,181	2.13%
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	7.00%	8.50%	8/2/2023	$25,927,995	25,855,254	22,583,283	1.22%	N

Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	9.17%	4/8/2027	$10,153,647	9,971,081	9,819,592	0.54%	N
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	9.17%	4/8/2027	$—	(60,781)	(111,352)	-0.01%	K/N
								9,910,300	9,708,240	0.53%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	8.50%	9/17/2026	$9,925,000	9,708,245	9,652,063	0.52%	H/N

Total Debt Investments - 197.6% of Net Assets								1,628,571,133	1,594,927,730	86.39%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	$2,910,423	$—	—	D/E/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units	2/7/2030	287	645,121	2,074,561	0.11%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock		1,786,785	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock		1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock		982,732	—	—	—	D/E/N
				485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock		364	—	5,358		D/H/N/O

Construction & Engineering
Hylan Datacom & Electrical, LLC	Class A Units		117,124	13,817,817	10,735,586	0.58%	D/E/N

Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	516	—	5,563,060	0.30%	D/E/H/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares	11/23/2028	135	—	430,927	0.02%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units		17,858,122	16,511,297	41,011,418	2.23%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units		17,858,122	13,421,162	41,011,418	2.22%	B/D/E/N
				29,932,459	88,016,823	4.77%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		25,652,397	25,652,397	38,400,000	2.07%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,285,591	17,160,790	16,939,880	0.92%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	1,574,780	0.09%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		10,608,096	10,608,096	10,948,560	0.59%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	876,419	0.05%	D/E/H/N
				53,881,769	68,739,639	3.72%

Ecommerce Consumer Sales
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock	3/14/2032	174,897	—	202,239	0.01%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock	3/14/2032	87,449	—	133,280	0.01%	D/E/N
				—	335,519	0.02%

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	14,000	—	D/E/N
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	252,000	0.01%	D/E/N
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	279,000	0.02%	D/E/N
				11,098,416	545,000	0.03%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,879,978	0.16%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Issuer	Instrument		Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units		5/27/2027	604,479	$787,032	$787,032	0.04%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock			49,792	1,543,054	1,384,218	0.07%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	1,125,000	287,985	564,000	0.03%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock		5/4/2027	2,062,500	508,805	1,074,299	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock		8/15/2027	1,327,869	212,360	1,834,665	0.10%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock		9/18/2025	1,049,996	276,492	1,518,114	0.08%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock		10/3/2028	1,511,002	93,407	1,918,471	0.10%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock		10/30/2029	333,370	202,001	91,000	—	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock		3/19/2028	1,860,000	377,722	5,000,000	0.29%	D/E/N
					3,501,826	13,384,767	0.73%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C			657,932	2,001,384	80,249	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock		4/11/2029	507,704	65,245	92,956	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock		4/29/2025	946,498	79,082	45,143	—	D/E/H/N
					144,327	138,099	0.01%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock			16,207	4,177,710	4,679,123	0.25%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock			14,578	—	139,949	0.01%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock			1,255,527	26,711,048	477,100	0.03%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock		3/29/2023	800,000	605,266	962,482	0.05%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	222,928	21,958	21,958	—	D/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock		3/26/2027	1,712,930	577,843	1,096,193	0.06%	D/E/N
					599,801	1,118,151	0.06%

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		7,108	7,453,196	6,850,619	0.37%	E/N

Total Equity Securities - 25.0% of Net Assets					159,507,016	201,950,035	10.94%

Total Investments - 222.7% of Net Assets					$1,788,078,149	$1,796,877,765	97.32%

Cash and Cash Equivalents - 6.1% of Net Assets						$49,427,039	2.68%

Total Cash and Investments - 228.8% of Net Assets						$1,846,304,804	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2022

Notes to Consolidated Schedule of Investments:

(A)

Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)

Non-controlled affiliate – as defined under the Investment Company Act of 1940 (the “1940 Act”) (ownership of between 5% and 25% of the outstanding voting  securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $215,074,981 and $235,621,774, respectively, for the six months ended June 30, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments.  The total value of restricted securities and bank debt as of June 30, 2022 was $1,794,679,199 or 97.2% of total cash and investments of the Company. As of June 30, 2022, approximately 14.3% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

Notes to Consolidated Schedule of Investments:

(A)

Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)

Non-controlled affiliate – as defined under the 1940 Act (ownership of between 5% and 25% of the outstanding voting  securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.

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

(K)	Negative balances relate to an unfunded commitment that was acquired and/or valued at a discount.
(L)	In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(M)	All cash and investments, except those referenced in Note G above, are pledged as collateral under certain debt as described in Note 4 to the Consolidated Financial Statements.
(N)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole.
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

June 30, 2022

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

Investment operations are conducted through the Company's wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company ("SVCP"), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), TCPC Funding II, LLC, a Delaware limited liability company ("TCPC Funding II") and TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 (the “1934 Act”) and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

June 30, 2022

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

June 30, 2022

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

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Company’s Board of Director may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Company will be in compliance with the Rule on or before the formal SEC compliance date on September 8, 2022.

At June 30, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$1,524,166	$1,524,166
2	Other direct and indirect observable market inputs (3)	96,454,114	—	—	96,454,114
3	Independent third-party valuation sources that employ significant unobservable inputs	1,438,536,441	58,521,437	198,860,894	1,695,918,772
3	Advisor valuations with significant unobservable inputs	—	1,415,738	1,564,975	2,980,713
Total		$1,534,990,555	$59,937,175	$201,950,035	$1,796,877,765

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,291,464,313	Income approach	Discount rate	7.3% - 30.0% (12.1%)
	71,972,739	Market quotations	Indicative bid/ask quotes	1 (1)
	66,030,615	Market comparable companies	Revenue multiples	1.3x - 2.5x (1.5x)
	1,324,140	Market comparable companies	EBITDA multiples	5.8x (5.8x)
	7,744,634	Option Pricing Model	EBITDA/Revenue multiples	4.3x (4.3x)
			Implied volatility	65.0% (65.0%)
			Term	2.8 years (2.8 years)
Other Corporate Debt	41,381,437	Market comparable companies	Book value multiples	1.4x (1.4x)
	17,140,000	Income approach	Discount rate	17.7% (17.7%)
	1,415,738	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	6,850,619	Income approach	Discount rate	13.7% (13.7%)
	2,879,978	Market quotations	Indicative bid/ask quotes	1 (1)
	24,125,017	Option Pricing Model	EBITDA/Revenue multiples	1.5x - 30.0x (5.6x)
			Implied volatility	35.0% - 70.0% (56.4%)
			Term	0.5 years - 4.8 years (1.9 years)
	1,269,490	Market comparable companies	Revenue multiples	0.6x - 2.5x (1.2x)
	97,437,544	Market comparable companies	EBITDA multiples	5.8x - 13.8x (12.6x)
	55,339,880	Market comparable companies	Book value multiples	1.0x - 1.4x (1.2x)
	12,523,341	Other (2)	N/A	N/A
$1,698,899,485

(1)	Weighted by fair value
(2)

Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,409,865,022	$59,821,437	$203,914,110	$1,673,600,569
Net realized and unrealized gains (losses)	(21,565,003)	(1,354,869)	7,364,995	(15,554,877)
Acquisitions (1)	102,456,779	54,869	2,488,101	104,999,749
Dispositions	(67,165,461)	—	(14,906,312)	(82,071,773)
Transfers into Level 3 (2)	20,461,019	—	—	20,461,019
Transfers out of Level 3 (3)	(5,515,915)	—	—	(5,515,915)
Ending balance	$1,438,536,441	$58,521,437	$198,860,894	$1,695,918,772

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,903,272)	$(1,326,379)	$11,208,303	$4,978,652

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes
(3)	Comprised of one investment that was transferred to Level 2 due to increased observable market activity

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$1,415,739	$1,408,805	$2,824,544
Net realized and unrealized gains (losses)	—	(1)	156,170	156,169
Dispositions	—	—	—	—
Ending balance	$—	$1,415,738	$1,564,975	$2,980,713

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$156,170	$156,170

Changes in investments categorized as Level 3 during the six months ended June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,453,211,129	$61,266,010	$201,713,142	$1,716,190,281
Net realized and unrealized gains (losses)	(26,877,420)	(2,829,393)	7,864,529	(21,842,284)
Acquisitions (1)	211,291,593	84,820	3,437,734	214,814,147
Dispositions	(219,549,880)	—	(14,154,511)	(233,704,391)
Transfers into Level 3 (2)	20,461,019	—	—	20,461,019
Ending balance	$1,438,536,441	$58,521,437	$198,860,894	$1,695,918,772

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(14,259,396)	$(3,016,330)	$11,832,639	$(5,443,087)

_________________

(1)	Includes payments received in kind and accretion of original issue and market discounts
(2)	Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$2,888,000	$2,197,030	$5,085,030
Net realized and unrealized gains (losses)	—	(15,342)	(443,649)	(458,991)
Dispositions	—	(1,456,920)	(188,406)	(1,645,326)
Ending balance	$—	$1,415,738	$1,564,975	$2,980,713

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(5,304)	$158,295	$152,991

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

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

June 30, 2022

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,381,849,863	$95,568,670	$175,789,101	$1,653,207,634
Net realized and unrealized gains (losses)	(736,375)	(300,682)	35,839,795	34,802,738
Acquisitions (1)	236,614,750	13,011	1,351,695	237,979,456
Dispositions	(156,890,501)	10,752	(695,363)	(157,575,112)
Transfers into Level 3	24,986,205	—	—	24,986,205
Ending balance	$1,485,823,942	$95,291,751	$212,285,228	$1,793,400,921

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$178,088	$(300,682)	$35,834,779	$35,712,185

_____________________________

(1)	Includes payments received in kind and accretion of original issue and market discounts

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,798,587	$1,798,587
Net realized and unrealized gains (losses)	—	—	(1,198)	(1,198)
Dispositions	—	—	—	—
Ending balance	$—	$—	$1,797,389	$1,797,389

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,198)	$(1,198)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,281,636,688	$95,923,481	$179,525,253	$1,557,085,422
Net realized and unrealized gains (losses)	5,164,269	(664,476)	42,097,051	46,596,844
Acquisitions (1)	410,500,700	29,360	3,757,525	414,287,585
Dispositions	(210,984,973)	21,386	(13,094,601)	(224,058,188)
Transfers into Level 3	24,986,205	—	—	24,986,205
Transfer out of Level 3 (2)	(25,478,947)	—	—	(25,478,947)
Ending balance	$1,485,823,942	$95,309,751	$212,285,228	$1,793,418,921

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,805,030	$(664,475)	$43,737,380	$50,877,935

_______________________________

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

June 30, 2022

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at June 30, 2022 or December 31, 2021.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.5% of total investments at June 30, 2022 and December 31, 2021, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2022

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

During the six months ended June 30, 2022 and 2021, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

The tax returns of the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

June 30, 2022

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended June 30, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount was paid in each subsequent quarter as the Company’s cumulative performance exceeded the total return hurdle in such quarter. As of June 30, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the three months ended June 30, 2021 included $0.6 million, the 1/6 of the First Quarter Catchup Amount. The last 1/6 of the First Quarter Catchup amount was paid on September 30, 2021.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2022 and December 31, 2021, no such reserve was accrued.

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

June 30, 2022

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

Total debt outstanding and available at June 30, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$221,744,722	$78,255,278	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	101,000,000	99,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,707,394	—	248,707,394
2026 Notes ($325 million par)	2026	2.850%		326,363,322	—	326,363,322
Total leverage				1,047,815,438	$187,255,278	$1,235,070,716
Unamortized issuance costs				(5,914,022)
Debt, net of unamortized issuance costs				$1,041,901,416

(1)	Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of June 30, 2022, $7.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)	Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

Total debt outstanding and available at December 31, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$154,479,544	$145,520,456	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	—	200,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2022 Convertible Notes ($140 million par)	2022	4.625%		139,886,910	—	139,886,910
2024 Notes ($250 million par)	2024	3.900%		248,423,170	—	248,423,170
2026 Notes ($325 million par)	2026	2.850%		326,549,826	—	326,549,826
Total leverage				1,019,339,450	$355,520,456	$1,374,859,906
Unamortized issuance costs				(6,878,110)
Debt, net of unamortized issuance costs				$1,012,461,340

(1)	Except for the 2022 Convertible notes, the 2022 Notes and the 2024 Notes, all carrying values are the same as the principal amounts outstanding.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

4. Debt — (continued)

(2)	As of December 31, 2021, $8.4 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $34.1 million of the outstanding amount bore interest at a rate of Prime + 1.00%
(3)	Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements
(5)	Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

The combined weighted-average interest rates on total debt outstanding at June 30, 2022 and December 31, 2021 were 3.19% and 3.26%, respectively.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2022	2021
Interest expense	$16,761,090	$18,170,656
Amortization of deferred debt issuance costs	1,553,981	1,843,293
Commitment fees	399,342	804,294
Total	$18,714,413	$20,818,243

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $241.5 million and $293.4 million, respectively. As of December 31, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $141.2 million, $261.8 million and $326.7 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

4. Debt — (continued)

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any of the 2022 Convertible Notes, the Company intended to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, had the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. Prior to the adoption of ASU 2020-06, the Company had determined that the embedded conversion options in 2022 Convertible Notes were not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively. During the six months ended June 30, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company has recombined the equity conversion component of our 2022 Convertible Notes outstanding, and now accounts for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $3.3 million, partially offset by a decrease to accumulated loss of $3.2 million as of January 1, 2022 (see Note 2).

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

The original issue discounts equal to the equity components of the 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2022 Convertible Notes were $3.3 million. As of June 30, 2022 and December 31, 2021, the components of the carrying values of the 2022 Convertible Notes were as follows:

	June 30, 2022	December 31, 2021
Principal amount of debt	NA	$140,000,000
Original issue discount, net of accretion	NA	(113,090)
Carrying value of debt	NA	$139,886,910

For the six months ended June 30, 2022 and 2021, the components of interest expense for the convertible notes were as follows:

	Six Months Ended June 30,
	2022	2021
Stated interest expense	$1,079,167	$3,237,500
Amortization of original issue discount	—	330,007
Total interest expense	$1,079,167	$3,567,507

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the six months ended June 30, 2022 and June 30, 2021. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. As a result of the adoption, the Company has not recognized any amortization of original discount on the 2022 Convertible Notes during the six months ended June 30, 2022 (see Note 2).

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

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

As of June 30, 2022 and December 31, 2021, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	June 30, 2022		December 31, 2021
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(1,292,606)	1,363,322	(1,576,830)	1,549,826
Carrying value of debt	$248,707,394	$326,363,322	$248,423,170	$326,549,826

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

4. Debt — (continued)

For the six months ended June 30, 2022 and 2021, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Six Months Ended June 30,
	2022			2021
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	NA	$4,875,000	$4,631,250	$3,609,375	$4,875,000	$1,967,292
Amortization of original issue discount/ (premium)	NA	284,225	(186,504)	66,456	272,824	52,511
Total interest expense	NA	$5,159,225	$4,444,746	$3,675,831	$5,147,824	$2,019,803

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

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum.  Undrawn portions of the Operating Facility below the minimum utilization amount continued to accrue commitment fees at a rate of 0.50% per annum until March 1, 2022, the date on which the March 2022 Convertible Notes were terminated in full, after which time they accrue at a rate of 2.00% per annum. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2022, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of June 30, 2022, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

4. Debt — (continued)

SBA Debentures

As of June 30, 2022, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2022, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2022 and December 31, 2021 were as follows:

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

June 30, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Acquia, Inc.	10/31/2025	1,664,364	1,891,323
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	149,169	662,974
Alpine Acquisition Corp II (48Forty)	11/30/2026	250,699	N/A
Applause App Quality, Inc.	9/20/2022	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	544,531
Aras Corporation	4/13/2027	872,333	872,333
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	360,063	1,285,940
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	3,384,549	3,384,549
Beqom SA	5/9/2028	1,601,742	N/A
BW Holding, Inc. (Brook & Whittle)	12/14/2029	N/A	1,110,271
Calceus Acquisition, Inc. (Cole Haan)	2/19/2025	N/A	19,298,713
CareATC, Inc.	3/14/2024	N/A	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Colony Display, LLC	6/30/2026	N/A	3,538,254
CSG Buyer, Inc. (Core States)	4/1/2028	3,797,516	N/A
CyberGrants Holdings, LLC	9/8/2027	377,700	555,556
Dude Solutions Holdings, Inc.	6/13/2025	1,030,351	2,207,896
Elevate Brands OpCo, LLC	3/15/2027	19,200,000	N/A
Emerald Technologies (U.S.) AcqiostitionCo, Inc.	12/29/2026	1,953,944	N/A
ESO Solutions, Inc.	5/3/2027	1,750,277	1,750,277
Grey Orange Incorporated	5/6/2026	4,190,378	N/A
Greystone Select Company II, LLC (Passco)	3/21/2027	11,818,182	N/A
Homerenew Buyer, Inc. (Project Dream)	8/10/2027	3,001,363	815,851
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	690,482	349,650
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	1,000,000	1,000,000
IT Parent, LLC (Insurance Technologies)	10/1/2026	458,333	458,333
James Perse Enterprises, Inc.	9/8/2027	1,944,444	1,944,444
Khoros, LLC (Lithium)	10/3/2022	1,322,242	1,322,242
OCM Luxembourg Baccarat MidCo S.À R.L. (Interblock)	6/3/2027	18,519	N/A
Olaplex, Inc.	1/8/2026	N/A	1,340,000
Persado, Inc.	6/10/2027	8,608,961	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	2,142,857	N/A
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	3,959,072	N/A
Pluralsight, Inc.	4/6/2027	2,417,128	2,417,128
Porcelain Acquisition Corporation (Paramount)	4/30/2027	N/A	2,686,999
Razor Group GmbH (Germany)	9/30/2025	6,365,227	12,225,405
Rhode Holdings, Inc. (Kaseya)	6/25/2029	200,000	2,419,469
Sandata Technologies, LLC	7/23/2024	900,000	2,250,000
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	24,839,674	27,008,105
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	1,163,276
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	N/A	1,119,498
Spark Networks, Inc.	7/1/2023	N/A	1,005,887
Suited Connector, LLC	12/1/2027	1,306,818	1,250,000
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	13,387,421	15,609,739
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
TA/WEG Holdings, LLC (Wealth Enhancement Group)	10/4/2027	491,053	N/A
Telarix, Inc.	11/17/2023	N/A	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	N/A	2,556,081
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	1,329,250	1,329,250
Thras.io, LLC	12/18/2026	8,787,651	8,787,651
Xactly Corporation	7/31/2022	330,561	854,898
Zilliant Incorporated	12/21/2027	518,518	518,518
Total Unfunded Balances		$142,039,037	$132,409,861

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2022 and December 31, 2021, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $1.3 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2022 and 2021, expenses allocated pursuant to the Administration Agreement totaled $0.9 million and $1.0 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
				$0.60	$34,660,358

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 17, 2021	June 30, 2021	Regular	0.30	17,330,179
				$0.60	$34,660,358

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 28, 2022, to be in effect through the earlier of two trading days after the Company’s second quarter 2022 earnings release unless further extended or terminated by the Company’s board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the six months ended June 30, 2022 and 2021.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets from operations	$(128,075)	$54,826,551	$12,320,885	$90,311,372
Weighted average shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264
Earnings (loss) per share	$(0.00)	$0.95	$0.21	$1.56

9. Subsequent Events

On July 28, 2022, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 3, 2022, the Company’s board of directors declared a third quarter dividend of $0.30 per share payable on September 30, 2022 to stockholders of record as of the close of business on September 16, 2022.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

10. Financial Highlights

	Six Months Ended June 30,
	2022	2021
Per Common Share
Per share NAV at beginning of period	$14.36	$13.24

Investment operations:
Net investment income	0.71	0.63
Net realized and unrealized gain (loss)	(0.50)	0.94
Total from investment operations	0.21	1.57

Cumulative effect adjustment for the adoption of ASU 2020-06 (5)	(0.00)	—

Dividends to common shareholders	(0.60)	(0.60)

Per share NAV at end of period	$13.97	$14.21

Per share market price at end of period	$12.53	$13.82

Total return based on market value (1), (2)	(2.8)%	28.3%
Total return based on net asset value (1), (3)	1.5%	11.9%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	11.1%	10.5%
Expenses before incentive fee	8.9%	9.6%
Expenses and incentive fee	10.0%	10.8%

Ending common shareholder equity	$807,004,074	$820,637,593
Portfolio turnover rate	11.9%	16.2%
Weighted-average debt outstanding	$1,051,896,973	$970,475,942
Weighted-average interest rate on debt	3.2%	3.8%
Weighted-average number of common shares	57,767,264	57,767,264
Weighted-average debt per share	$18.21	$16.80

(1)	Not annualized.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended June 30, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of June 30, 2022 (Unaudited)	$221,745	$5,275	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Preferred Interests
As of June 30, 2022 (Unaudited)	N/A	NA	N/A	N/A
Fiscal Year 2021	N/A	NA	N/A	N/A
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Funding Facility I
As of June 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of June 30, 2022 (Unaudited)	$101,000	$5,275	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of June 30, 2022 (Unaudited)	$150,000	$5,275	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of June 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of June 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
As of June 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of June 30, 2022 (Unaudited)	$250,000	$1,894	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of June 30, 2022 (Unaudited)	$325,000	$1,894	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in 1,000’s).
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

(4)	The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2022
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$67,044	$1,324,140	$-	$-	$-	$-	$1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	-	4,344,746	-	334,377	-	-	4,679,123
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	15,224,581	9,528,853	(12,451,775)	-	(12,301,659)	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	1,409,955	820,337	(1,213,868)	-	(1,016,424)	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	1,423,944	699,058	(1,225,912)	-	(897,090)	-
TVG-Edmentum Holdings, LLC, Series A Preferred Units	51,853	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,143,704	36,740,019	-	3,127,688	1,143,711	-	41,011,418
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	36,740,019	-	4,271,399	-	-	41,011,418
Total	$1,262,601	$97,207,404	$11,048,248	$(7,158,091)	$1,143,711	$(14,215,173)	$88,026,099

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)	The issuers of the securities listed on this schedule are considered non-controlled affiliates under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers' voting securities.
(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2022
36th Street Capital Partners Holdings, LLC, Membership Units	$2,563,899	$34,082,000	$-	$4,318,000	$-	$-	$38,400,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	2,482,886	41,381,437	-	-	-	-	41,381,437
Anacomp, Inc., Class A Common Stock	-	326,437	-	150,663	-	-	477,100
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/22	-	339,100	-	(292,255)	-	-	46,845
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	1,181,808	26,901,777	(124,801)	926,732	250,000	(11,013,828)	16,939,880
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,955,145	-	(40,963)	-	-	1,914,182
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	70,965	-	-	-	12,089,579	-	12,089,579
Fishbowl INC., Common Membership Units	-	-	-	-	787,032	-	787,032
Total	$6,299,558	$105,087,211	$(124,801)	$5,062,177	$13,126,611	$(11,013,828)	$112,137,370

Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)	The issuers of the securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers' voting securities.
(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1)

Year Ended December 31, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2021
Edmentum, Inc., Senior Unsecured Promissory Note, 10%, due 9/30/19	$-		$448,997	$-	$-	$(448,997)	-
Edmentum Ultimate Holdings, LLC, Class A Common Units	867,570	-	1,028,057	-	(7,006)	(1,021,051)	-
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/13/21	134,253	1,324,140	-	-	-	-	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	385,384	5,181,526	-	(836,780)	-	-	4,344,746
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	7,401,888	-	7,822,693	-	-	15,224,581
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	438,161	-	971,794	-	-	1,409,955
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	442,508	-	981,436	-	-	1,423,944
TVG-Edmentum Holdings, LLC, Series A Preferred Units	2,556,396	27,758,980	5,068,544	(155,210)	2,267,487	(34,939,801)	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,946,425	13,511,732	-	21,281,861	1,946,426	-	36,740,019
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	12,868,247	-	23,871,772	-	-	36,740,019
Total	$5,890,028	$68,927,182	$6,545,598	$53,937,566	$4,206,907	$(36,409,849)	$97,207,404

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)	The issuers of the securities listed on this schedule are considered non-controlled affiliates under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers' voting securities.
(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)

Year Ended December 31, 2021

Security	Dividends or Interest (2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2021
36th Street Capital Partners Holdings, LLC, Membership Units	$2,110,976	$33,135,000	$-	$(2,505,981)	$4,202,981	$(750,000)	$34,082,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	5,081,395	40,834,419	-	-	5,797,018	(5,250,000)	41,381,437
Anacomp, Inc., Class A Common Stock	-	401,769	-	(75,332)	-	-	326,437
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 6/30/21	-	1,154,036	-	(814,936)	-	-	339,100
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	1,597,396	18,050,826	-	(197,598)	9,048,549	-	26,901,777
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	-	3,336,148	-	(3,234,833)	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	-	2,114,333	-	2,974,144	-	(3,133,332)	1,955,145
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Total	$8,789,767	$99,026,531	$—	$(3,854,536)	$19,048,548	$(9,133,332)	$105,087,211

Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)	The issuers of the securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers' voting securities.
(2)	Also includes fee and lease income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)	Dispositions include decreases in the cost basis from sales, paydowns, mortgage amortizations and aircraft depreciation.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH (Germany), Warrants to Purchase Preferred Stock	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock TCP Capital Corp. (the “Company,” “we,” “us” or “our”), formerly known as TCP Capital Corp. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;
•	the return or impact of current and future investments;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the general economy and its impact on the industries in which we invest;
•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our financing resources and working capital;
•	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the timing, form and amount of any dividend distributions; and
•	the phase-out of LIBOR and the use of replacement rates for LIBOR.
•	The consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains; and
•	our ability to maintain our qualification as a regulated investment company and as a business development company.

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC ("TCPC Funding II") and TCPC SBIC, LP (the “SBIC”). SVCP

was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the 1934 Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2022, 85.7% of our total assets were invested in qualifying assets.

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

As of June 30, 2022, 0.1% of our investments were categorized as Level 1, 5.3% were categorized as Level 2, 94.4% were Level 3 investments valued based on valuations by independent third-party sources, and 0.2% were Level 3 investments valued based on valuations by the Advisor.

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

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Company’s Board of Director may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Company will be in compliance with the Rule on or before the formal SEC compliance date on September 8, 2022.

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

Portfolio and investment activity

During the three months ended June 30, 2022, we invested approximately $102.7 million, comprised of new investments in 6 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $100.3 million, or 97.7% of total acquisitions, were in senior secured loans and $0.7 million, or 0.7% of total acquisitions were in unsecured notes, the remaining $1.7 million, or 1.6% of total acquisitions, was comprised primarily of equity investments. Additionally, we received approximately $82.2 million in proceeds from sales or repayments of investments during the three months ended June 30, 2022.

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

During the six months ended June 30, 2022, we invested approximately $215.1 million, comprised of new investments in 14 new and 6 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $211.7 million, or 98.4% of total acquisitions, were in senior secured loans and $0.7 million, or 0.3% of total acquisitions were in unsecured notes. The remaining $2.7 million (1.3% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $235.6 million in proceeds from sales or repayments of investments during the six months ended June 30, 2022.

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

At June 30, 2022, our investment portfolio of $1,796.9 million (at fair value) consisted of 122 portfolio companies and was invested 88.6% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 85.2% in senior secured loans, 3.4% in senior secured notes, 0.2% in junior notes and 11.2% in equity investments. Our average portfolio company investment at fair value was approximately $14.7 million. Our largest portfolio company investment by value was approximately 4.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.2% of our portfolio at June 30, 2022.

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

The industry composition of our portfolio at fair value at June 30, 2022 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	16.3%
Diversified Consumer Services	12.4%
Diversified Financial Services	10.0%
Software	9.6%
Professional Services	7.8%
Health Care Technology	4.2%
Media	3.6%
Automobiles	3.4%
Capital Markets	2.7%
Construction and Engineering	2.4%
Road and Rail	2.2%
Textiles, Apparel and Luxury Goods	2.2%
Diversified Telecommunication Services	2.0%
Insurance	1.9%
Healthcare Providers and Services	1.7%
IT Services	1.7%
Aerospace and Defense	1.5%
Consumer Finance	1.4%
Tobacco Related	1.3%
Specialty Retail	1.2%
Paper and Forest Products	1.1%
Other	9.4%
Total	100.0%

The weighted average effective yield of our debt portfolio was 9.8% at June 30, 2022 and 9.2% at December 31, 2021. The weighted average effective yield of our total portfolio was 9.2% at June 30, 2022 and 8.7% at December 31, 2021. At June 30, 2022, 95.0% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 5.0% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 89.5% at June 30, 2022. Debt investments in two portfolio companies were on non-accrual status as of June 30, 2022, representing 0.3% of the portfolio at fair value and 0.5% at cost. At December 31, 2021, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.3% at December 31, 2021. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2021, representing 0.9% of the portfolio at fair value and 1.7% at cost.

Results of operations

Investment income

Investment income totaled $44.0 million and $41.6 million, respectively, for the three months ended June 30, 2022 and 2021, of which $41.1 million and $39.8 million were attributable to interest and fees on our debt investments, $2.7 million and $1.6 million to dividend income, $0.2 million and $0.3 million to other income, respectively. Included in interest and fees on our debt investments were $1.6 million and $1.8 million of non-recurring income related to prepayments for the three months ended June 30, 2022 and 2021, respectively. Included in other income were $0.0 million and $0.3 million in amendment fees during the three months ended June 30, 2022 and 2021, respectively. The increase in investment income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily reflects an increase in interest income due to the increase in LIBOR/SOFR rates and higher dividend income received, partially offset by the lower other income received during the three months ended June 30, 2022.

Investment income totaled $86.1 million and $82.8 million, respectively, for the six months ended June 30, 2022 and 2021, of which $81.5 million and $76.6 million were attributable to interest and fees on our debt investments, $4.2 million and $5.0 million to dividend income and $0.4 million and $1.2 million to other income, respectively. Included in interest and fees on our debt investments were $3.8 million and $2.7 million of non-recurring income related to prepayments for the six months ended June 30, 2022 and 2021, respectively. Included in other income were $0.0 million and $0.8 million in amendment fees during the six months ended June 30, 2022 and 2021, respectively. The increase in investment income in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily reflects an increase in interest income due to the increase in LIBOR/SOFR rates, partially offset by the lower dividend income and other income received during the six months ended June 30, 2022.

Expenses

Total operating expenses for the three months ended June 30, 2022 and 2021 were $22.7 million and $23.9 million, respectively, comprised of $9.4 million and $10.7 million in interest expense and related fees, $6.6 million and $6.4 million in base management fees, $4.5 million and $4.5 million in incentive fee expense, $0.4 million and $0.6 million in professional fees, $0.4 million and $0.4 million in administrative expenses, and $1.4 million and $1.2 million in other expenses, respectively. The decrease in expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflects the lower interest expense due to the maturity of the 2022 Convertible Notes, partially offset by higher base management fees and other expenses.

Total operating expenses for the six months ended June 30, 2022 and 2021 were $45.1 million and $46.6 million, respectively, comprised of $18.7 million and $20.8 million in interest expense and related fees, $13.3 million and $12.4 million in base management fees, $8.7 million and $9.2 million in incentive fee expense, $0.9 million and $1.0 million in administrative expenses, $1.0 million and $0.9 million in professional fees, and $2.5 million and $2.3 million in other expenses, respectively. The decrease in expenses in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily reflects the lower interest expense due to the maturity of the 2022 Convertible Notes and lower incentive fees, partially offset by higher base management fee.

Net investment income

Net investment income was $21.3 million and $17.8 million, respectively, for the three months ended June 30, 2022 and 2021. The increase in net investment income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily reflects the increase in total investment income and decrease in expenses in the three months ended June 30, 2022.

Net investment income was $41.0 million and $36.2 million, respectively, for the six months ended June 30, 2022 and 2021. The increase in net investment income in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily reflects the increase in total investment income and decrease in expenses in the six months ended June 30, 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2022 and 2021 was $(18.4) million and $(0.2) million, respectively. Net realized loss for the three months ended June 30, 2022 was comprised primarily of a $13.8 million loss from the restructuring of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.0 million gain from the exit of our debt investment in CORE Entertainment.

Net realized gain (loss) for the six months ended June 30, 2022 and 2021 was $(18.4) million and $2.9 million, respectively. Net realized loss for the six months ended June 30, 2022 was comprised primarily of a $13.8 million loss from reorganization of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.0 million gain from the exit of our debt investment in CORE Entertainment. Net realized gain for the six months ended June 30, 2021 was comprised primarily of a $8.8 million gain from the disposition of our One Sky equity position, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint.

For the three months ended June 30, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(3.0) million and $37.3 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2022 was primarily driven by a $11.2 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $4.7 million in unrealized losses from Autoalert, as well as overall unrealized losses across the portfolio from widening market spreads, partially offset by $14.8 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl, $13.2 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti and $6.7 million in unrealized gains on Edmentum. The change in net unrealized appreciation/depreciation for the three months ended June 30, 2021 was primarily driven by $40.7 million in unrealized gains on our investment in Edmentum in addition to overall spread tightening and continued recovery related to the market impact of COVID-19, partially offset by $7.6 million in unrealized losses from Amteck and $5.3 million in unrealized losses from Fishbowl.

For the six months ended June 30, 2022 and 2021, the change in net unrealized appreciation/depreciation was $(10.3) million and $51.2 million, respectively. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2022 primarily reflects mark-to-market adjustments across the portfolio as a result of wider market spreads, as well as a $14.9 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $4.5 million in unrealized losses from Autoalert, as well as overall unrealized losses across the portfolio from widening market spreads, offset by $14.1 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl, $12.3 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti, and $7.4 million in unrealized gains on Edmentum. The change in net unrealized appreciation/depreciation for the six months ended June 30, 2021 was primarily driven by $46.8 million in unrealized gains on our investment in Edmentum and a $5.7 million reversal of previously recognized unrealized losses on GlassPoint and overall spread tightening and continued recovery related to the market impact of COVID-19, partially offset by a $10.7 million reversal of previously recognized unrealized gains on One Sky, $6.0 million in unrealized losses from Amteck and $5.0 million in unrealized losses from Fishbowl.

Incentive compensation

Incentive fees for the three months ended June 30, 2022 and 2021 were $4.5 million and $4.6 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the three months ended June 30, 2021 included $0.6 million (1/6) of the First Quarter 2020 Catchup Amount. The last 1/6 of the First Quarter Catchup amount was paid on September 30, 2021.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the six months ended June 30, 2022 and 2021.

Net increase in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(0.1) million and $54.8 million for the three months ended June 30, 2022 and 2021, respectively. The net decrease in net assets resulting from operations during the three months ended June 30, 2022 was primarily due to the net realized and unrealized losses compared to the net realized and unrealized gains during the three months ended June 30, 2021, partially offset by the higher net investment income during the three months ended June 30, 2022.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $12.3 million and $90.3 million for the six months ended June 30, 2022 and 2021, respectively. The lower net increase in net assets resulting from operations during the six months ended June 30, 2022 was primarily due to the net realized and unrealized losses compared to the net realized and unrealized gains in the same period in 2021, partially offset by the higher net investment income during the six months ended June 30, 2022.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 28, 2022, to be in effect through the earlier of two trading days after our third quarter 2022 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No share were repurchased by the Company under the Company Repurchase for the six months ended June 30, 2022 and 2021.

Total leverage outstanding and available under the combined Leverage Program at June 30, 2022 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$221,744,722	$78,255,278	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	101,000,000	99,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,707,394	—	248,707,394
2026 Notes ($325 million par)	2026	2.850%		326,363,322	—	326,363,322
Total leverage				1,047,815,438	$187,255,278	$1,235,070,716
Unamortized issuance costs				(5,914,022)
Debt, net of unamortized issuance costs				$1,041,901,416

(1)	Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)	As of June 30, 2022, $7.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)	Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)	Subject to certain funding requirements

(5)	Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)	Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019.  On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2022, the Company’s asset coverage ratio was 189%.

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

Net cash provided by operating activities during the six months ended June 30, 2022 was $36.3 million, consisting primarily of the settlement of dispositions of investments (net of acquisitions) of $0.4 million and net investment income (net of non-cash income and expenses) of approximately $35.9 million.

Net cash used in financing activities was $6.4 million during the six months ended June 30, 2022, consisting primarily of $140.0 million in repayment of unsecured notes and $34.7 million in dividends paid to common shareholders, offset by $168.3 million in credit facility draws (net of repayments).

At June 30, 2022, we had $49.4 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2022, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the six months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
				$0.60	$34,660,358

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 17, 2021	June 30, 2021	Regular	0.30	17,330,179
				$0.60	$34,660,358

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

Recent Developments

From July 1, 2022 through August 2, 2022, the Company has invested approximately $4.7 million primarily in senior secured loans with a combined effective yield of approximately 9.0%.

On July 28, 2022, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Company’s board of directors designated the Advisor as Valuation Designee to perform certain fair value functions, including performing fair value determinations for the Company.

On August 3, 2022, the Company’s board of directors declared a third quarter dividend of $0.30 per share payable on September 30, 2022 to stockholders of record as of the close of business on September 16, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2022, 95.0% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 89.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2022 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$36,653,631	$0.63
Up 200 basis points	24,371,501	0.42
Up 100 basis points	12,089,371	0.21
Down 100 basis points	(8,213,004)	(0.14)
Down 200 basis points	(6,491,625)	(0.11)
Down 300 basis points	(5,823,643)	(0.10)

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

PART II - Other Information.

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2022, we are currently not a party to any pending material legal proceedings.

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

Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. While we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of Incentive Fees payable to our Advisor with respect to the portion of the Incentive Fee based on income.

Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our shares and distributions therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first two quarters of the year ended December 31, 2022, the year ended December 31, 2021 and the year ended December 31, 2020. On June 30, 2022, the reported closing price of our common stock was $12.53 per share.

				Premium/(Discount)	Premium/(Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Fiscal Year ended December 31, 2021
First Quarter	$13.56	$14.89	$11.13	9.8%	(17.9)%	$0.30
Second Quarter	$14.21	$14.97	$13.74	5.3%	(3.3)%	$0.30
Third Quarter	$14.09	$14.39	$13.36	2.1%	(5.2)%	$0.30
Fourth Quarter	$14.36	$14.36	$13.18	0.0%	(8.2)%	$0.30
Fiscal Year ended December 31, 2020
First Quarter	$11.76	$14.75	$4.40	25.4%	(62.6)%	$0.36
Second Quarter	$12.22	10.82	$5.22	(11.5)%	(57.3)%	$0.36
Third Quarter	$12.71	$10.28	$8.75	(19.1)%	(31.2)%	$0.30
Fourth Quarter	$13.24	$12.37	$9.22	(6.6)%	(30.4)%	$0.30
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

Date: August 3, 2022
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: August 3, 2022
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer