Form 10-Q/A
period 2022-06-30
BlackRock TCP Capital Corp.
filed 2022-09-20
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The registrant’s Form 10-Q filed with the SEC on August 3, 2022 did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2022 is to add inline XBRL tagging to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,409,865,022	$59,821,437	$203,914,110	$1,673,600,569
Net realized and unrealized gains (losses)	(21,565,003)	(1,354,869)	7,364,995	(15,554,877)
Acquisitions (1)	102,456,779	54,869	2,488,101	104,999,749
Dispositions	(67,165,461)	—	(14,906,312)	(82,071,773)
Transfers into Level 3 (2)	20,461,019	—	—	20,461,019
Transfers out of Level 3 (3)	(5,515,915)	—	—	(5,515,915)
Ending balance	$1,438,536,441	$58,521,437	$198,860,894	$1,695,918,772

Net change in unrealized appreciation /depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,903,272)	$(1,326,379)	$11,208,303	$4,978,652

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
(3)
Comprised of one investment that was transferred to Level 2 due to increased observable market activity

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies — (continued)

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$1,415,739	$1,408,805	$2,824,544
Net realized and unrealized gains (losses)	—	(1)	156,170	156,169
Dispositions	—	—	—	—
Ending balance	$—	$1,415,738	$1,564,975	$2,980,713

Net change in unrealized appreciation /depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$156,170	$156,170

Changes in investments categorized as Level 3 during the six months ended June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,453,211,129	$61,266,010	$201,713,142	$1,716,190,281
Net realized and unrealized gains (losses)	(26,877,420)	(2,829,393)	7,864,529	(21,842,284)
Acquisitions (1)	211,291,593	84,820	3,437,734	214,814,147
Dispositions	(219,549,880)	—	(14,154,511)	(233,704,391)
Transfers into Level 3 (2)	20,461,019	—	—	20,461,019
Ending balance	$1,438,536,441	$58,521,437	$198,860,894	$1,695,918,772

Net change in unrealized appreciation /depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(14,259,396)	$(3,016,330)	$11,832,639	$(5,443,087)

_________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$2,888,000	$2,197,030	$5,085,030
Net realized and unrealized gains (losses)	—	(15,342)	(443,649)	(458,991)
Dispositions	—	(1,456,920)	(188,406)	(1,645,326)
Ending balance	$—	$1,415,738	$1,564,975	$2,980,713

Net change in unrealized appreciation /depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(5,304)	$158,295	$152,991

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

_____________________________

(1)
Includes payments received in kind and accretion of original issue and market discounts

	Advisor Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,798,587	$1,798,587
Net realized and unrealized gains (losses)	—	—	(1,198)	(1,198)
Dispositions	—	—	—	—
Ending balance	$—	$—	$1,797,389	$1,797,389

Net change in unrealized appreciation /depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(1,198)	$(1,198)

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
(3)
Calculated as the respective High/Low Stock Price minus the quarter end NAV, divided by the quarter end NAV.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: September 20, 2022
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: September 20, 2022
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer