Form 10-Q
period 2022-09-30
BlackRock TCP Capital Corp.
filed 2022-11-03
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 3, 2022 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2022 (unaudited) and December 31, 2021	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	3

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2022 (unaudited) and December 31, 2021	6

	Notes to Consolidated Financial Statements (unaudited)	25

	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2022 (unaudited) and year ended December 31, 2021	52

	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2022 (unaudited) and December 31, 2021	56

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71

Item 4.	Controls and Procedures	71

Part II.	Other Information	73

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,483,889,360 and $1,637,897,868, respectively)	$1,461,125,186	$1,638,843,507
Non-controlled, affiliated investments (cost of $36,517,346 and $37,457,524, respectively)	87,055,666	97,207,404
Controlled investments (cost of $148,360,500 and $146,247,518, respectively)	130,694,300	105,087,211
Total investments (cost of $1,668,767,206 and $1,821,602,910, respectively)	1,678,875,152	1,841,138,122

Cash and cash equivalents	105,794,529	19,552,273
Interest, dividends and fees receivable	19,309,247	20,061,104
Deferred debt issuance costs	3,897,039	4,786,736
Receivable for investments sold	234,473	6,024,981
Prepaid expenses and other assets	3,612,258	2,666,111
Total assets	1,811,722,698	1,894,229,327

Liabilities
Debt (net of deferred issuance costs of $5,485,224 and $6,878,110, respectively)	983,872,533	1,012,461,340
Incentive fees payable	5,173,948	3,742,443
Interest and debt related payables	3,462,483	10,863,683
Reimbursements due to the Advisor	1,146,601	942,094
Payable for investments purchased	457,500	28,994,390
Management fees payable	—	6,304,176
Accrued expenses and other liabilities	1,696,731	1,464,565
Total liabilities	995,809,796	1,064,772,691

Commitments and contingencies (Note 5)

Net assets	$815,912,902	$829,456,636

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$57,767	$57,767
Paid-in capital in excess of par	963,100,315	966,409,911
Distributable earnings (loss)	(147,245,180)	(137,011,042)
Total net assets	815,912,902	829,456,636
Total liabilities and net assets	$1,811,722,698	$1,894,229,327

Net assets per share	$14.12	$14.36

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$42,027,715	$37,697,276	$116,673,959	$108,621,535
Non-controlled, affiliated investments	38,543	33,840	105,586	93,408
Controlled investments	1,970,246	1,645,938	5,706,085	4,970,757
PIK income:
Non-controlled, non-affiliated investments	2,061,595	1,165,160	5,146,491	3,459,791
Dividend income:
Non-controlled, non-affiliated investments	278,321	64,136	765,404	1,062,258
Non-controlled, affiliated investments	597,715	1,227,706	1,741,419	4,052,293
Controlled investments	855,124	623,218	3,419,023	1,768,119
Other income:
Non-controlled, non-affiliated investments	331,420	190,329	657,153	401,483
Non-controlled, affiliated investments	45,650	68,475	97,503	1,095,019
Total investment income	48,206,329	42,716,078	134,312,623	125,524,663

Operating expenses
Interest and other debt expenses	10,167,966	10,518,017	28,882,380	31,336,260
Management fees	6,629,270	6,769,543	19,903,163	19,138,476
Incentive fees	5,173,948	4,744,532	13,876,038	13,984,436
Administrative expenses	403,355	407,669	1,324,450	1,376,473
Professional fees	386,531	506,071	1,366,919	1,376,331
Director fees	287,541	220,786	746,654	765,986
Insurance expense	146,566	149,839	508,688	434,839
Custody fees	80,659	97,676	241,181	241,867
Other operating expenses	539,026	610,350	2,047,545	1,969,828
Total operating expenses	23,814,862	24,024,483	68,897,018	70,624,496

Net investment income	24,391,467	18,691,595	65,415,605	54,900,167

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	133,449	2,856,902	(29,235,313)	4,699,586
Non-controlled, affiliated investments	124,191	5,068,545	11,172,439	6,096,601
Controlled investments	—	—	(124,801)	—
Net realized gain (loss)	257,640	7,925,447	(18,187,675)	10,796,187

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(15,273,883)	2,187,483	(23,435,906)	6,486,904
Non-controlled, affiliated investments	(1,568,147)	(9,608,818)	(8,726,239)	38,933,146
Controlled investments	18,431,930	(2,092,739)	23,494,107	(3,702,063)
Net change in unrealized appreciation (depreciation)	1,589,900	(9,514,074)	(8,668,038)	41,717,987

Net realized and unrealized gain (loss)	1,847,540	(1,588,627)	(26,855,713)	52,514,174

Realized loss on extinguishment of debt	—	(6,206,289)	—	(6,206,289)

Net increase (decrease) in net assets resulting from operations	$26,239,007	$10,896,679	$38,559,892	$101,208,052

Basic and diluted earnings (loss) per share	$0.45	$0.19	$0.67	$1.75

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)	$829,456,636
Cumulative effect adjustment for the adoption of ASU 2020-06 (1)	—	—	(3,309,596)	3,196,507	(113,089)
Net investment income	—	—	—	19,753,940	19,753,940
Net realized and unrealized gain (loss)	—	—	—	(7,304,980)	(7,304,980)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2022	57,767,264	$57,767	$963,100,315	$(138,695,754)	$824,462,328

Net investment income	—	—	—	21,270,198	21,270,198
Net realized and unrealized gain (loss)	—	—	—	(21,398,273)	(21,398,273)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2022	57,767,264	$57,767	$963,100,315	$(156,154,008)	$807,004,074

Net investment income	—	—	—	24,391,467	24,391,467
Net realized and unrealized gain (loss)	—	—	—	1,847,540	1,847,540
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at September 30, 2022	57,767,264	$57,767	$963,100,315	$(147,245,180)	$815,912,902

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)	$764,986,578
Net investment income	—	—	—	18,441,386	18,441,386
Net realized and unrealized gain (loss)	—	—	—	17,043,436	17,043,436
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2021	57,767,264	$57,767	$979,973,202	$(196,889,748)	$783,141,221

Net investment income	—	—	—	17,767,186	17,767,186
Net realized and unrealized gain (loss)	—	—	—	37,059,365	37,059,365
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2021	57,767,264	$57,767	$979,973,202	$(159,393,376)	$820,637,593

Net investment income	—	—	—	18,691,595	18,691,595
Net realized and unrealized gain (loss)	—	—	—	(1,588,627)	(1,588,627)
Realized loss on extinguishment of debt	—	—	—	(6,206,289)	(6,206,289)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at September 30, 2021	57,767,264	$57,767	$979,973,202	$(165,826,876)	$814,204,093

(1)
See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$38,559,892	$101,208,052
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	18,187,675	(10,796,187)
Realized loss on extinguishment of debt	—	6,206,289
Change in net unrealized (appreciation) depreciation of investments	9,426,843	(41,396,496)
Net amortization of investment discounts and premiums	(8,012,520)	(8,013,758)
Amortization of original issue discount on debt	147,862	1,041,983
Interest and dividend income paid in kind	(5,146,491)	(3,459,791)
Amortization of deferred debt issuance costs	2,282,999	2,781,330
Changes in assets and liabilities:
Purchases of investments	(258,229,456)	(571,652,589)
Proceeds from disposition of investments	406,036,503	507,505,120
Decrease (increase) in interest, dividends and fees receivable	751,857	(6,037,421)
Decrease (increase) in receivable for investments sold	5,790,508	(10,682,274)
Decrease (increase) in prepaid expenses and other assets	(946,147)	(438,344)
Increase (decrease) in payable for investments purchased	(28,536,890)	(2,310,135)
Increase (decrease) in incentive fees payable	1,431,505	(276,262)
Increase (decrease) in interest and debt related payables	(7,401,200)	(6,514,955)
Increase (decrease) in reimbursements due to the Advisor	204,507	(714,175)
Increase (decrease) in management fees payable	(6,304,176)	(5,753,347)
Increase (decrease) in accrued expenses and other liabilities	232,166	45,207
Net cash provided by (used in) operating activities	168,475,437	(49,257,753)

Financing activities
Draws on credit facilities	461,970,622	743,804,552
Repayments of credit facility draws	(352,213,266)	(767,666,078)
Payments of debt issuance costs	—	(4,173,136)
Dividends paid to shareholders	(51,990,537)	(51,990,537)
Repayment of convertible notes	(140,000,000)	—
Repayment of unsecured notes	—	(180,740,000)
Proceeds from issuance of unsecured notes	—	326,604,000
Net cash provided by (used in) financing activities	(82,233,181)	65,838,801

Net increase (decrease) in cash and cash equivalents (including restricted cash)	86,242,256	16,581,049
Cash and cash equivalents (including restricted cash) at beginning of period	19,552,273	20,006,580
Cash and cash equivalents (including restricted cash) at end of period	$105,794,529	$36,587,629

Supplemental cash flow information
Interest payments	$33,261,352	$32,810,366

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace and Defense
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	9.38%	5/31/2024	$5,127,551	$5,105,180	$5,127,551	0.29%	N
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	9.38%	5/31/2024	$19,897,959	19,821,537	19,897,959	1.11%	N
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	9.38%	5/31/2024	$2,448,980	2,440,202	2,448,980	0.14%	N
								27,366,919	27,474,490	1.54%
Airlines
Epic Aero, Inc.	Unsecured Notes	Fixed	—	—	2.00%	12/31/2022	$3,233,572	3,233,572	3,188,302	0.18%	E/N
Mesa Airlines, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.00%	5.00%	7.88%	9/27/2023	$708,032	705,604	705,200	0.04%	N
								3,939,176	3,893,502	0.22%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	9.75%	4/15/2026	$6,591,855	6,519,151	6,591,855	0.37%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	9.80%	4/15/2026	$662,974	655,819	662,974	0.04%	G/N
Autoalert, LLC	First Lien Incremental Term Loan	SOFR(Q)	—	8.75% Cash + 0.25% PIK	9.80%	1/1/2023	$60,467,231	60,418,665	48,555,187	2.72%	N
								67,593,635	55,810,016	3.13%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	9.42%	4/30/2027	$6,191,294	6,090,013	6,259,398	0.36%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	9.42%	4/30/2027	$967,320	952,012	977,960	0.05%	N
								7,042,025	7,237,358	0.41%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	10.58%	2/7/2025	$21,791,007	21,284,040	22,008,917	1.23%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	10.09%	2/7/2025	$24,415,870	23,450,491	24,415,870	1.37%	N
								44,734,531	46,424,787	2.60%
Commercial Services & Supplies
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$362,500	353,533	353,728	0.02%	N
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$—	(6,142)	(6,050)	—	K/N
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2027	$—	(1,438)	(1,422)	—	K/N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	10.32%	8/31/2029	$7,767,802	7,662,312	7,363,877	0.41%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	10.32%	8/31/2029	$—	(8,620)	(69,121)	—	K/N
								7,999,645	7,641,012	0.43%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$80,021	46,099	80,021	—	H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$240,064	141,518	240,064	0.02%	H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$968,913	571,175	151,732	0.01%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(M)	—	12.50% PIK	12.50%	10/13/2023	$285,131	168,085	14,257	—	C/H/N
								926,877	486,074	0.03%
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.05%	3/31/2028	$584,233	555,021	552,100	0.03%	N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	8.34%	3/31/2028	$8,937,671	8,758,918	8,741,043	0.50%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	8.34%	3/31/2028	$—	(58,423)	(64,266)	—	K/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.69%	11/23/2027	$3,557,915	3,460,042	3,394,667	0.19%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	9.68%	11/23/2027	$80,556	66,710	58,461	—	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.20%	11/23/2027	$1,699,332	1,662,749	1,644,954	0.09%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(M)	1.00%	10.00%	11.07%	3/11/2027	$4,534,436	4,485,302	4,528,995	0.25%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	10.00%	11.07%	2/22/2026	$4,983,707	4,983,707	4,977,727	0.28%	N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$2,167,503	2,137,238	2,115,483	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$6,446,105	6,357,181	6,291,398	0.35%	N
								32,408,445	32,240,562	1.81%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	10.64%	6/30/2026	$24,788,752	$24,339,109	$25,036,639	1.40%	N
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/21/2027	$7,500,000	7,312,797	7,312,500	0.41%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/21/2027	$—	(62,328)	(62,500)	—	KN
								31,589,578	32,286,639	1.81%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	10.55%	12/14/2029	$11,969,577	11,715,097	11,227,463	0.62%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	10.55%	12/14/2029	$1,110,271	1,087,014	1,041,435	0.06%	N
								12,802,111	12,268,898	0.68%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(S)	1.00%	7.50% Cash + 2.00% PIK	13.91%	6/30/2026	$6,988,051	6,879,547	6,764,433	0.38%	N

Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.50%	11.63%	3/15/2027	$20,800,000	20,460,332	19,843,200	1.11%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.46%	9/14/2029	$462,264	451,927	451,863	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.46%	9/15/2027	$—	(842)	(849)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	12.60%	9/30/2025	$39,269,210	39,529,431	39,132,307	2.19%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$4,612,254	4,612,254	7,600,994	0.43%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	11.67%	11/23/2025	$17,660,326	17,317,775	16,682,826	0.93%	H/N
Thras.io, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$23,473,940	23,154,114	21,596,025	1.21%
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$9,814,887	9,594,390	8,326,684	0.47%
Whele, LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	8.50%	12.16%	10/15/2025	$19,398,793	19,515,019	18,196,068	1.02%	N
								134,634,400	131,829,118	7.39%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.13%	3/26/2026	$8,229,953	8,201,635	8,166,582	0.46%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	9.13%	3/26/2026	$—	(1,310)	(5,572)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$41,381,437	41,381,437	41,381,437	2.31%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$1,417,619	1,386,072	1,379,343	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$—	(6,268)	(7,521)	—	K/N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.80%	8/31/2028	$—	(2,746)	(3,343)	—	K/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	LIBOR(Q)	—	9.50%	9.50%	4/12/2025	$1,573,042	1,573,042	1,415,738	0.08%	E/H/I/N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/21/2028	$698,210	684,382	684,246	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/21/2028	$—	(3,804)	(3,879)	—	K/N
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	11.49%	7/5/2026	$17,633,544	17,372,234	17,280,873	0.97%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	9.96%	10/4/2027	$37,571	35,386	29,956	—	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00%	9.96%	10/4/2027	$—	(125)	(434)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	12.25%	2/11/2025	$43,629,951	43,085,046	42,888,242	2.40%	H/L/N
								113,704,981	113,205,668	6.34%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	11.06%	11/1/2025	$25,846,154	25,726,575	21,840,000	1.23%	N
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	10.12%	6/2/2029	$4,016,257	3,964,018	3,982,119	0.22%	N
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	10.12%	6/2/2029	$8,268,764	8,124,786	8,198,480	0.46%	N
								37,815,379	34,020,599	1.91%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	12/31/2022	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2022	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2022	$5,535,517	5,535,517	1,832,256	0.10%	D/F/H/N
								14,224,535	1,933,571	0.11%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.93%	5/6/2027	$8,157,751	$8,034,732	$7,782,494	0.44%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	9.93%	5/6/2027	$—	(8,364)	(25,048)	—	K/N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	10.73%	3/14/2024	$13,950,126	13,818,374	13,824,575	0.77%	N
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	9.73%	3/14/2024	$607,288	603,523	601,822	0.03%	N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.56%	5/3/2027	$23,802,071	23,383,442	23,278,425	1.30%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	10.56%	5/3/2027	$—	(26,841)	(38,506)	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.76%	9/21/2026	$1,364,583	1,340,144	1,368,677	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.29%	10/2/2028	$5,727,820	5,702,574	5,527,346	0.31%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	9.69%	7/23/2024	$20,250,000	20,125,894	20,432,250	1.14%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	9.29%	7/23/2024	$2,100,000	2,086,951	2,100,000	0.12%	N
								75,060,429	74,852,035	4.19%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	9.67%	6/28/2028	$4,455,000	4,376,960	3,577,365	0.20%	N
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$12,500	12,193	12,200	—	N
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$343,750	340,337	340,450	0.02%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	8.65%	5/4/2028	$10,392,563	10,193,146	10,153,534	0.57%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	8.65%	5/4/2028	$—	(73,853)	(91,059)	-0.01%	K/N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	11.81%	11/13/2028	$27,855,847	27,152,602	26,463,055	1.49%	G/N
								42,001,385	40,455,545	2.27%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.26%	8.81%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.68%	F/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.27%	6/3/2027	$231,481	227,047	227,083	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.27%	6/3/2027	$—	(346)	(352)	—	H/K/N
								12,316,280	12,316,310	0.69%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2029	$1,818,182	1,782,274	1,774,545	0.10%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2029	$—	(8,981)	(10,909)	—	K/N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2028	$—	(4,482)	(5,455)	—	K/N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	9.35%	10/1/2026	$4,846,459	4,778,450	4,560,518	0.25%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(M)	1.00%	6.25%	9.34%	10/1/2026	$333,333	324,820	296,458	0.02%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.15%	11/1/2028	$855,000	842,625	832,770	0.05%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.12%	11/1/2028	$1,646,587	1,615,963	1,590,981	0.09%	N
								9,330,669	9,038,908	0.51%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	10.51%	12/14/2028	$12,141,870	11,990,489	10,684,846	0.60%	G/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	10.64%	10/31/2025	$771,660	$752,119	$771,660	0.04%	N
Acquia, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	9.63%	10/31/2025	$25,299,735	24,974,990	25,299,735	1.42%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	10.58%	8/22/2027	$5,717,940	5,661,060	5,677,915	0.32%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	11.99%	10/25/2029	$20,715,038	20,330,186	19,057,835	1.07%	N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	11.13%	4/1/2025	$55,887,521	55,729,179	55,775,746	3.12%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,036,411	546,534	2,884,591	0.16%	N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 4.00% PIK	9.77%	7/8/2027	$503,450	498,525	500,933	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.50% cash + 2.00% PIK	10.16%	6/8/2028	$7,538,399	7,393,308	7,389,892	0.41%	N
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(M)	0.75%	8.25%	11.37%	7/27/2029	$20,000,000	19,746,825	18,466,600	1.03%	G
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	9.51%	6/10/2027	$8,608,961	8,493,331	8,333,474	0.47%	L/N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	9.51%	6/10/2027	$8,782,078	8,723,438	8,225,565	0.46%	L/N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	8.00%	10.68%	4/6/2027	$32,582,872	32,050,610	31,866,049	1.79%	N
Pluralsight, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	8.00%	10.68%	4/6/2027	$—	(36,457)	(53,177)	0.00%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	11.12%	4/2/2027	$9,903,019	9,769,550	9,853,504	0.55%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR	—	8.55%	8.55%	10/1/2022	€7,500,000	8,259,999	7,155,609	0.40%	H/L/N/O
Reveal Data Corporation et al	First Lien Term Loan	SOFR(M)	1.00%	6.50%	9.19%	3/9/2028	$7,476,672	7,303,640	7,297,232	0.41%	N
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	9.10%	8/16/2029	$462,462	453,268	453,213	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	9.10%	8/16/2028	$—	(735)	(751)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	9.94%	1/24/2028	$500,542	490,794	490,731	0.03%	I/N
Suited Connector, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.00%	8.46%	12/1/2027	$568,182	558,133	493,750	0.03%	N
Suited Connector, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	8.56%	12/1/2027	$3,512,429	3,449,958	3,052,301	0.17%	N
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	8.56%	12/1/2027	$—	(14,701)	(111,648)	-0.01%	K/N
								215,133,554	212,880,759	11.93%
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(M)	—	8.00%	11.12%	5/28/2029	$15,000,000	14,871,262	13,905,000	0.78%	N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	10.06%	7/31/2023	$14,671,682	14,671,682	14,671,682	0.82%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	10.82%	7/31/2023	$854,898	848,724	854,898	0.05%	N
								30,391,668	29,431,580	1.65%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	11.67%	6/15/2024	$64,118	63,754	62,381	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	12.06%	6/15/2024	$128,613	127,917	125,127	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.75% cash + 3.50% PIK	10.92%	6/15/2024	$1,783,395	1,772,336	1,735,065	0.09%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	6.50%	8.35%	5/25/2027	$99,750	96,242	97,662	0.01%	J
								2,060,249	2,020,235	0.11%
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	9.56%	8/5/2026	$3,725,179	3,669,120	3,747,530	0.21%	N
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.75%	9.56%	8/5/2026	$10,042,231	9,892,041	10,102,484	0.57%	N
								13,561,161	13,850,014	0.78%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Media
Khoros, LLC (Lithium)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	10.53%	10/3/2022	$28,016,636	$28,015,856	$27,708,453	1.55%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	SOFR(Q)	1.00%	8.00%	10.53%	10/3/2022	$661,122	661,068	639,304	0.04%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	10.12%	10/19/2026	$14,500,000	14,085,397	13,013,750	0.73%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed			10.10%	5/1/2024	$12,819,528	12,731,939	12,259,276	0.69%	L/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	8/31/2023	$380,000	373,579	372,020	0.02%	N
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	8/31/2023	$—	(2,018)	(2,520)		K/N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.98%	8/23/2026	$10,439,493	10,254,060	10,053,232	0.56%	N
								66,119,881	64,043,515	3.59%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	12.75%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.07%	B/N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	8.53%	11/30/2026	$20,235,708	19,867,481	19,408,068	1.08%	N
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	8.53%	11/30/2026	$178,802	173,982	171,489	0.01%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	PRIME	1.00%	4.50%	10.75%	11/30/2026	$125,350	120,599	118,026	0.01%	N
								20,162,062	19,697,583	1.10%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.26%	10/15/2022	$15,322,408	15,284,218	15,322,408	0.86%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.26%	10/15/2022	$—	(22,671)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	8.75%	6/1/2025	$8,146,376	7,567,314	4,264,139	0.24%	C/G
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	10.33%	4/26/2030	$7,500,000	7,355,896	6,937,500	0.39%	N
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	10.62%	5/14/2029	$10,000,000	9,917,616	9,410,000	0.53%	N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$—	(18,986)	(19,368)	—	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$—	(6,807)	(6,944)	—	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$4,166,667	4,094,480	4,093,750	0.23%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	11.88%	2/17/2025	$18,590,586	18,339,425	18,330,318	1.03%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	11.88%	2/17/2025	$26,409,413	26,037,386	26,039,681	1.46%	H/L/N
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(M)	1.50%	7.00%	10.13%	3/1/2024	$29,000,000	28,768,962	28,565,000	1.59%	L/N
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	9.87%	8/4/2026	$2,666,667	2,652,400	2,581,667	0.14%	N
								119,969,233	115,518,151	6.47%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	9.05%	3/2/2026	$4,666,667	4,666,667	4,610,667	0.26%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	9.68%	3/21/2027	$8,181,818	8,028,168	8,026,364	0.45%	N
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	9.68%	3/21/2027	$—	(211,639)	(224,545)	-0.01%	K/N
								12,483,196	12,412,486	0.70%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	11.03%	4/8/2025	$40,000,000	39,555,284	39,760,000	2.23%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	9.38%	12/29/2027	$5,529,915	5,428,349	5,322,543	0.30%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	9.38%	12/29/2026	$—	(234,473)	(134,373)	-0.01%	K/N
								5,193,876	5,188,170	0.29%
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	10.62%	12/29/2025	$6,933,486	6,876,669	6,850,977	0.38%	N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	9.96%	3/11/2027	$25,095,612	24,855,931	24,859,710	1.39%	N
Aras Corporation	Sr Secured Revolver	LIBOR(S)	1.00%	6.50%	9.50%	4/13/2027	$290,778	277,480	268,097	0.02%	N
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	9.46%	4/13/2027	$2,162,511	2,124,689	2,106,285	0.12%	N
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	9.46%	4/13/2027	$10,335,342	10,193,461	10,066,624	0.56%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	13.00%	4/30/2026	$1,354,523	1,316,552	1,333,948	0.07%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	10.48%	4/30/2026	$12,999,088	12,707,675	12,843,099	0.72%	N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	8.62%	2/28/2024	$3,188,631	3,171,054	3,178,108	0.18%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	8.62%	2/28/2024	$23,383,293	23,355,736	23,306,128	1.31%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.50%	8.62%	2/28/2024	$265,719	252,281	262,212	0.01%	N
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$2,833,333	2,796,793	2,781,200	0.16%	N
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$8,389	4,953	3,278	—	N
CyberGrants Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$169,467	165,965	164,355	0.01%	N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	9.87%	1/6/2026	$5,432,783	5,388,153	5,374,109	0.30%	H/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	9.41%	8/30/2028	$358,696	350,704	349,370	0.02%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	9.41%	8/30/2028	$—	(807)	(933)	—	K/N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$4,190,378	4,149,317	4,136,741	0.23%	L/N
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$—	(37,683)	(53,637)	—	K/L/N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/9/2029	$256,422	251,526	251,473	0.01%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/9/2029	$—	(3,880)	(3,860)	—	K/N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.80%	7/9/2029	$—	(895)	(891)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)	1.00%	3.00% Cash + 3.00% PIK	8.99%	12/17/2027	$3,843,794	3,775,627	3,763,459	0.21%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	3.00% Cash + 3.00% PIK	8.99%	12/17/2027	$—	(11,597)	(13,933)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	LIBOR(M)	1.00%	6.00%	8.99%	12/17/2027	$—	(5,798)	(6,967)	—	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$1,000,000	975,618	975,900	0.05%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$1,635,938	1,611,836	1,616,306	0.09%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(1,442)	(1,200)	—	K/N
Kaseya, Inc.	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(1,442)	(1,200)	—	K/N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.49%	9/15/2025	$6,798,242	6,697,121	6,694,229	0.38%	N
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	10.12%	9/24/2026	$4,524,506	4,450,455	4,377,912	0.25%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	11.19%	3/31/2027	$10,709,475	10,541,826	10,591,671	0.59%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	11.19%	3/31/2027	$—	(17,483)	(12,796)	—	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	9.14%	5/9/2028	$15,129,181	14,837,171	14,834,162	0.83%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	9.14%	5/9/2028	$—	(29,951)	(31,234)	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.13%	9.80%	8/31/2027	$10,201,951	10,014,623	10,059,124	0.56%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.13%	9.80%	8/31/2026	$—	(20,574)	(17,584)	—	K/N
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	9.53%	8/2/2027	$21,026,820	20,553,795	20,522,176	1.15%	N
Zilliant Incorporated	First Lien Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$1,532,804	1,506,145	1,468,426	0.08%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$—	(6,456)	(15,556)	—	K/N
Zilliant Incorporated	Sr Secured Revolver	LIBOR(S)	0.75%	6.00%	8.75%	12/21/2027	$—	(2,582)	(6,222)	—	K/N
								173,062,566	172,873,066	9.68%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	9.17%	2/12/2025	$916,393	$861,127	$835,444	0.05%	G
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,656,255	17,920,000	1.00%	E/G/N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	8.76%	7/2/2026	$4,875,000	4,797,799	4,772,625	0.27%	N
								25,315,181	23,528,069	1.32%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	10.64%	2/17/2026	$31,114,286	30,587,119	30,118,629	1.69%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.90%	9/8/2027	$15,555,556	15,353,600	15,647,333	0.88%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.90%	9/8/2027	$—	(24,027)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	9.62%	10/12/2023	$24,875,000	24,715,298	23,059,126	1.29%	N
								40,044,871	38,706,459	2.17%
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	10.62%	4/8/2027	$10,153,647	9,977,644	9,832,792	0.56%	N
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	10.62%	4/8/2027	$—	(57,622)	(106,952)	-0.01%	K/N
								9,920,022	9,725,840	0.55%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/17/2026	$9,900,000	9,694,532	9,645,570	0.54%	H/N

Total Debt Investments - 179.1% of Net Assets								1,508,939,631	1,461,588,637	81.90%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	$2,910,423	$—	—	D/E/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units	2/7/2030	287	645,121	1,962,748	0.11%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock		1,786,785	485,322	—	—	B/D/E/N
AGY Equity, LLC	Class B Preferred Stock		1,250,749	—	—	—	B/D/E/N
AGY Equity, LLC	Class C Common Stock		982,732	—	—	—	B/D/E/N
				485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock		364	—	2,759		D/E/H/N/O

Construction & Engineering
Hylan Datacom & Electrical, LLC	Class A Units		117,124	13,817,817	10,680,538	0.60%	D/E/N

Diversified Consumer Services
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares	11/23/2028	135	—	240,737	0.01%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock	10/15/2027	134,500	—	926,403	0.05%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	516	—	5,127,594	0.29%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units		17,858,122	17,109,013	41,406,566	2.33%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units		17,858,122	13,421,162	41,406,566	2.32%	B/D/E/N
				30,530,175	89,107,866	5.00%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		25,652,397	25,652,397	57,179,000	3.21%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,410,591	17,285,790	17,062,380	0.96%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	1,126,370	0.06%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		9,994,984	9,994,984	9,985,930	0.56%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	924,471	0.05%	D/E/H/N
				53,393,657	86,278,151	4.84%

Ecommerce Consumer Sales
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock	3/14/2032	174,897	—	159,200	0.01%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock	3/14/2032	87,449	—	109,920	0.01%	D/E/N
				—	269,120	0.02%

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	14,000	—	D/E/N
Utilidata, Inc.	Series C Preferred Stock		257,369	153,398	250,000	0.01%	D/E/N
Utilidata, Inc.	Series CC Preferred Stock		500,000	500,000	282,000	0.02%	D/E/N
				11,098,416	546,000	0.03%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,879,978	0.16%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer	Instrument			Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units			5/27/2027	604,479	$787,032	$571,233	0.03%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	895,758	0.05%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock			1/30/2029	1,125,000	287,985	563,250	0.03%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,062,500	508,805	1,064,478	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	1,625,562	0.09%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	1,360,460	0.08%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,715,921	0.10%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	86,400	—	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,300,000	0.30%	D/E/N
						3,501,826	12,611,829	0.71%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	82,544	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	83,263	—	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	452,516	0.03%	D/E/H/N
						144,327	535,779	0.03%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	2,918,395	0.16%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	245,639	0.01%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	477,100	0.03%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock			3/29/2023	800,000	605,266	264,874	0.01%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	222,928	—	19,779	—	D/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/26/2027	1,712,930	577,843	973,034	0.05%	D/E/N
						577,843	992,813	0.05%

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50% PIK		7,108	7,686,109	6,859,149	0.38%	E/N

Total Equity Securities - 26.6% of Net Assets						159,827,575	217,286,515	12.17%

Total Investments - 205.7% of Net Assets						$1,668,767,206	$1,678,875,152	94.07%

Cash and Cash Equivalents - 13% of Net Assets							$105,794,529	5.93%

Total Cash and Investments - 218.7% of Net Assets							$1,784,669,681	100.00%	M

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
(C)
Non-accruing debt investment.
(D)
Other non-income producing investment.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $263,375,947 and $406,036,503, respectively, for the nine months ended September 30, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2022 was $1,677,385,622 or 94.0% of total cash and investments of the Company. As of September 30, 2022, approximately 15.4% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2022

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

Company management consists of the Advisor and the Company’s board of directors (the “Board of Directors”). The Advisor directs and executes the day-to-day operations of the Company, subject to oversight from the Board of Directors, which sets the broad policies of the Company. The Board of Directors of the Company has delegated investment management of SVCP’s assets to the Advisor. The Board of Directors consists of seven persons, six of whom are independent.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

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

Investment Valuation

Pursuant to Rule 2a-5 (the “Rule”) under the 1940 Act, the Board of Directors designated the Advisor as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations and has approved policies and procedures adopted by the Advisor to seek to ensure compliance with the requirements of the Rule.

The Company’s investments are generally held by the Company's subsidiaries. Investments are recorded at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in the policies adopted by the Valuation Designee and approved by the Board of Directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least quarterly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Valuation Designee which in the aggregate comprise less than 5% of the assets of the Company. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation. Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the Valuation Designee or, for investments aggregating less than 5% of the total assets of the Company, using valuations determined directly by the Valuation Designee. Such valuations are determined under documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the “Valuation Committee”).

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies — (continued)

necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the current COVID-19 pandemic that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

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

At September 30, 2022, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$1,141,397	$1,141,397
2	Other direct and indirect observable market inputs (3)	71,922,847	—	—	71,922,847
3	Independent third-party valuation sources that employ significant unobservable inputs	1,328,948,615	59,301,438	214,868,083	1,603,118,136
3	Valuation Designee valuations with significant unobservable inputs	—	1,415,738	1,277,034	2,692,772
Total		$1,400,871,462	$60,717,176	$217,286,514	$1,678,875,152

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,162,278,540	Income approach	Discount rate	8.2% - 18.0% (12.9%)
	96,614,101	Market quotations	Indicative bid/ask quotes	1 (1)
	61,130,840	Market comparable companies	Revenue multiples	1.4x - 3.4x (1.5x)
	1,324,140	Market comparable companies	EBITDA multiples	4.0x (4.0x)
	7,600,994	Option Pricing Model	EBITDA/Revenue multiples	3.8x (3.8x)
			Implied volatility	65.0% (65.0%)
			Term	2.5 years (2.5 years)
Other Corporate Debt	20,690,720	Market comparable companies	Book value multiples	1.5x (1.5x)
	17,920,000	Income approach	Discount rate	16.0% (16.0%)
	22,106,457	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	6,859,149	Income approach	Discount rate	13.7% (13.7%)
	31,469,478	Market quotations	Indicative bid/ask quotes	1 (1)
	22,662,751	Option Pricing Model	EBITDA/Revenue multiples	1.5x - 12.3x (5.3x)
			Implied volatility	35.0% - 70.0% (56.2%)
			Term	0.3 years - 4.5 years (1.7 years)
	1,977,495	Market comparable companies	Revenue multiples	0.7x - 3.4x (1.4x)
	96,412,064	Market comparable companies	EBITDA multiples	4.0x - 13.5x (12.4x)
	45,651,880	Market comparable companies	Book value multiples	1.0x - 1.5x (1.3x)
	11,112,300	Other (2)	N/A	N/A
$1,605,810,908

(1)
Weighted by fair value
(2)
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,438,536,441	$58,521,437	$198,860,894	$1,695,918,772
Net realized and unrealized gains (losses)	(13,491,383)	748,455	15,810,822	3,067,894
Acquisitions (1)	49,367,811	31,546	933,670	50,333,027
Dispositions	(169,380,088)	—	(737,303)	(170,117,391)
Transfers into Level 3 (2)	23,915,834	—	—	23,915,834
Ending balance	$1,328,948,615	$59,301,438	$214,868,083	$1,603,118,136

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(16,643,814)	$748,455	$15,686,630	$(208,729)

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$1,415,738	$1,564,975	$2,980,713
Net realized and unrealized gains (losses)	—	—	(287,941)	(287,941)
Ending balance	$—	$1,415,738	$1,277,034	$2,692,772

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(287,941)	$(287,941)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,453,211,129	$61,266,010	$201,713,142	$1,716,190,281
Net realized and unrealized gains (losses)	(41,154,229)	(2,080,937)	23,675,350	(19,559,816)
Acquisitions (1)	260,684,047	116,365	4,371,404	265,171,816
Dispositions	(388,929,966)	—	(14,891,813)	(403,821,779)
Transfers into Level 3 (2)	45,137,634	—	—	45,137,634
Ending balance	$1,328,948,615	$59,301,438	$214,868,083	$1,603,118,136

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(41,203,881)	$(2,267,875)	$30,099,207	$(13,372,548)

_________________

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$2,888,000	$2,197,030	$5,085,030
Net realized and unrealized gains (losses)	—	(15,342)	(731,590)	(746,932)
Dispositions	—	(1,456,920)	(188,406)	(1,645,326)
Ending balance	$—	$1,415,738	$1,277,034	$2,692,772

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(5,304)	$(129,646)	$(134,950)

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$2,469,679	$2,469,679
2	Other direct and indirect observable market inputs (3)	117,393,132	—	—	117,393,132
3	Independent third-party valuation sources that employ significant unobservable inputs	1,453,211,129	61,266,010	201,713,142	1,716,190,281
3	Advisor valuations with significant unobservable inputs	—	2,888,000	2,197,030	5,085,030
Total		$1,570,604,261	$64,154,010	$206,379,851	$1,841,138,122

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

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

September 30, 2022

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

_____________________________

(1)
Comprised of one investment that was reclassified to Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2021 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,281,636,688	$95,923,481	$179,525,253	$1,557,085,422
Net realized and unrealized gains (losses)	3,824,672	(2,400,838)	41,953,536	43,377,370
Acquisitions (1)	564,170,330	3,005,517	7,590,758	574,766,605
Dispositions	(405,744,451)	32,255	(60,158,343)	(465,870,539)
Transfer out of Level 3 (2)	(566,420)	—	—	(566,420)
Reclassifications within Level 3 (3)	—	—	503,762	503,762
Ending balance	$1,443,320,819	$96,560,415	$169,414,966	$1,709,296,200

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,289,163	$(2,400,838)	$44,734,674	$47,622,999

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

_______________________________

(1)
Comprised of one investment that was reclassified to Independent Third-Party Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at September 30, 2022 or December 31, 2021.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.5% of total investments at September 30, 2022 and December 31, 2021, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2022

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

During the nine months ended September 30, 2022 and 2021, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

September 30, 2022

2. Summary of Significant Accounting Policies — (continued)

The tax returns of the Company, SVCP, TCPC Funding I, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

September 30, 2022

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended June 30, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount was paid in each subsequent quarter as the Company’s cumulative performance exceeded the total return hurdle in such quarter. As of September 30, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the three months ended September 30, 2021 included $0.6 million, the last 1/6 of the First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2022 and December 31, 2021, no such reserve was accrued.

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

September 30, 2022

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

Total debt outstanding and available at September 30, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$164,236,900	$135,763,100	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,851,602	—	248,851,602
2026 Notes ($325 million par)	2026	2.850%		326,269,255	—	326,269,255
Total leverage				989,357,757	$245,763,100	$1,235,120,857
Unamortized issuance costs				(5,485,224)
Debt, net of unamortized issuance costs				$983,872,533

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of September 30, 2022, $7.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

September 30, 2022

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

The combined weighted-average interest rates on total debt outstanding at September 30, 2022 and December 31, 2021 were 3.41% and 3.26%, respectively.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2022	2021
Interest expense	$26,008,014	$27,337,394
Amortization of deferred debt issuance costs	2,282,999	2,781,330
Commitment fees	591,367	1,217,536
Total	$28,882,380	$31,336,260

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $239.4 million and $286.3 million, respectively. As of December 31, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $141.2 million, $261.8 million and $326.7 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

4. Debt — (continued)

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any of the 2022 Convertible Notes, the Company intended to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, had the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. Prior to the adoption of ASU 2020-06, the Company had determined that the embedded conversion options in 2022 Convertible Notes were not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively. During the nine months ended September 30, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company has recombined the equity conversion component of our 2022 Convertible Notes outstanding, and now accounts for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $3.3 million, partially offset by a decrease to accumulated loss of $3.2 million as of January 1, 2022 (see Note 2).

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

The original issue discounts equal to the equity components of the 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2022 Convertible Notes were $3.3 million. As of September 30, 2022 and December 31, 2021, the components of the carrying values of the 2022 Convertible Notes were as follows:

	September 30, 2022	December 31, 2021
Principal amount of debt	NA	$140,000,000
Original issue discount, net of accretion	NA	(113,090)
Carrying value of debt	NA	$139,886,910

For the nine months ended September 30, 2022 and 2021, the components of interest expense for the convertible notes were as follows:

	Nine Months Ended September 30,
	2022	2021
Stated interest expense	$1,079,167	$3,237,500
Amortization of original issue discount	—	330,007
Total interest expense	$1,079,167	$3,567,507

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the nine months ended September 30, 2022 and September 30, 2021. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. As a result of the adoption, the Company has not recognized any amortization of original discount on the 2022 Convertible Notes during the nine months ended September 30, 2022 (see Note 2).

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

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

As of September 30, 2022 and December 31, 2021, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	September 30, 2022		December 31, 2021
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(1,148,398)	1,269,255	(1,576,830)	1,549,826
Carrying value of debt	$248,851,602	$326,269,255	$248,423,170	$326,549,826

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

4. Debt — (continued)

For the nine months ended September 30, 2022 and 2021, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Nine Months Ended September 30,
	2022			2021
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	NA	$7,312,500	$6,946,875	$5,133,333	$7,312,500	$3,617,917
Amortization of original issue discount/ (premium)	NA	$428,433	$(280,571)	94,927	411,218	38,360
Total interest expense	NA	$7,740,933	$6,666,304	$5,228,260	$7,723,718	$3,656,277

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

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum. Undrawn portions of the Operating Facility below the minimum utilization amount continued to accrue commitment fees at a rate of 0.50% per annum until March 1, 2022, the date on which the March 2022 Convertible Notes were terminated in full, after which time they accrue at a rate of 2.00% per annum. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of September 30, 2022, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

4. Debt — (continued)

facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of September 30, 2022, TCPC Funding II was in full compliance with such covenants.

SBA Debentures

As of September 30, 2022, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2022, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2022 and December 31, 2021 were as follows:

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

September 30, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Accordion Partners LLC	8/29/2029	278,571	N/A
Accordion Partners LLC	8/31/2028	123,810	N/A
Acquia, Inc.	10/31/2025	1,119,663	1,891,323
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	N/A	662,974
Alpine Acquisition Corp II (48Forty)	11/30/2026	53,721	N/A
AmeriLife Holdings, LLC	8/31/2029	454,545	N/A
AmeriLife Holdings, LLC	8/31/2028	227,273	N/A
Applause App Quality, Inc.	10/15/2022	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	544,531
Aras Corporation	4/13/2027	581,555	872,333
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	360,063	1,285,940
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	3,384,549	3,384,549
Beqom SA	5/9/2028	1,601,742	N/A
BW Holding, Inc. (Brook & Whittle)	12/14/2029	N/A	1,110,271
Calceus Acquisition, Inc. (Cole Haan)	2/19/2025	N/A	19,298,713
CareATC, Inc.	3/14/2024	N/A	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Colony Display, LLC	6/30/2026	N/A	3,538,254
CSG Buyer, Inc. (Core States)	3/31/2028	3,797,516	N/A
CyberGrants Holdings, LLC	9/8/2027	377,700	555,556
Dude Solutions Holdings, Inc.	6/13/2025	N/A	2,207,896
Elevate Brands OpCo, LLC	3/15/2027	16,000,000	N/A
Emerald Technologies (U.S.) AcqiostitionCo, Inc.	12/29/2026	1,953,944	N/A
ESO Solutions, Inc.	5/3/2027	1,750,277	1,750,277
Fusion Holding Corp.	9/15/2027	37,736	N/A
Freedom Financial Network Funding, LLC	9/21/2027	2,500,000	N/A
Fusion Risk Management, Inc.	8/30/2028	35,870	N/A
GC Champion Acquisition LLC (Numerix)	8/19/2028	193,947	N/A
Grey Orange Incorporated	5/6/2026	4,190,378	N/A
Greystone Select Company II, LLC (Passco)	3/21/2027	11,818,182	N/A
GTY Technology Holdings Inc.	7/9/2029	246,154	N/A
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	609,926	815,851
Homerenew Buyer, Inc. (Project Dream)	8/10/2027	1,543,558	349,650
ICIMS, Inc.	8/18/2028	1,503,556	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	1,000,000	1,000,000
IT Parent, LLC (Insurance Technologies)	10/1/2026	291,667	458,333
James Perse Enterprises, Inc.	9/8/2027	1,944,444	1,944,444
Khoros, LLC (Lithium)	10/3/2022	1,322,242	1,322,242
OCM Luxembourg Baccarat MidCo S.À R.L. (Interblock)	6/3/2027	18,519	N/A
Opco Borrower, LLC	8/19/2027	18,750	N/A
Olaplex, Inc.	1/8/2026	N/A	1,340,000
Persado, Inc.	6/10/2027	8,608,961	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	492,143	N/A
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	3,959,072	N/A
Pluralsight, Inc.	4/6/2027	2,417,128	2,417,128
Porcelain Acquisition Corporation (Paramount)	4/30/2027	N/A	2,686,999
Pueblo Mechanical and Controls, LLC	8/23/2028	250,000	N/A
Pueblo Mechanical and Controls, LLC	8/23/2027	58,750	N/A
Razor Group GmbH (Germany)	9/30/2025	6,365,227	12,225,405
Rhode Holdings, Inc. (Kaseya)	6/25/2029	200,000	2,419,469
Sailpoint Technologies Holdings, Inc.	8/16/2028	37,538	N/A
Sandata Technologies, LLC	7/23/2024	150,000	2,250,000
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	24,839,674	27,008,105
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	1,163,276
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	N/A	1,119,498
Spark Networks, Inc.	7/1/2023	N/A	1,005,887
Streamland Media Midco LLC	8/31/2023	120,000	N/A
Suited Connector, LLC	12/1/2027	852,273	1,250,000

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	N/A	15,609,739
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
TA/WEG Holdings, LLC (Wealth Enhancement Group)	10/4/2027	462,429	N/A
Telarix, Inc.	11/17/2023	N/A	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	N/A	2,556,081
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	1,329,250	1,329,250
Thras.io, LLC	12/18/2026	8,787,651	8,787,651
Xactly Corporation	7/31/2022	N/A	854,898
Zilliant Incorporated	12/21/2027	518,518	518,518
Total Unfunded Balances		$124,406,668	$132,409,861

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2022 and December 31, 2021, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $1.1 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2022 and 2021, expenses allocated pursuant to the Administration Agreement totaled $1.3 million and $1.4 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
				$0.90	$51,990,537

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

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

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 28, 2022, to be in effect through the earlier of two trading days after the Company’s third quarter 2022 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the nine months ended September 30, 2022 and 2021.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets from operations	$26,239,007	$10,896,679	$38,559,892	$101,208,051
Weighted average shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264
Earnings (loss) per share	$0.45	$0.19	$0.67	$1.75

9. Subsequent Events

On October 27, 2022, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 3, 2022, the Company’s Board of Directors declared a fourth quarter dividend of $0.32 per share payable on December 30, 2022 to stockholders of record as of the close of business on December 16, 2022.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

10. Financial Highlights

	Nine Months Ended September 30,
	2022	2021
Per Common Share
Per share NAV at beginning of period	$14.36	$13.24

Investment operations:
Net investment income	1.13	0.95
Net realized and unrealized gain (loss)	(0.46)	0.91
Total from investment operations	0.67	1.86

Loss on extinguishment of debt	—	(0.11)
Cumulative effect adjustment for the adoption of ASU 2020-06 (5)	(0.01)	—

Dividends to common shareholders	(0.90)	(0.90)

Per share NAV at end of period	$14.12	$14.09

Per share market price at end of period	$10.93	$13.57

Total return based on market value (1), (2)	(12.4)%	28.7%
Total return based on net asset value (1), (3)	4.6%	13.2%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	11.2%	9.8%
Expenses before incentive fee	8.9%	9.5%
Expenses and incentive fee	10.6%	11.3%

Ending common shareholder equity	$815,912,902	$814,204,093
Portfolio turnover rate	14.8%	29.2%
Weighted-average debt outstanding	$1,042,843,864	$986,327,197
Weighted-average interest rate on debt	3.3%	3.7%
Weighted-average number of common shares	57,767,264	57,767,264
Weighted-average debt per share	$18.05	$17.07

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended September 30, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of September 30, 2022 (Unaudited)	$164,237	$6,247	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Preferred Interests
As of September 30, 2022 (Unaudited)	N/A	NA	N/A	N/A
Fiscal Year 2021	N/A	NA	N/A	N/A
Fiscal Year 2020	N/A	NA	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Funding Facility I
As of September 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of September 30, 2022 (Unaudited)	$100,000	$6,247	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of September 30, 2022 (Unaudited)	$150,000	$6,247	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of September 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of September 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
As of September 30, 2022 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

11. Senior Securities — (continued)

2024 Notes
As of September 30, 2022 (Unaudited)	$250,000	$1,972	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of September 30, 2022 (Unaudited)	$325,000	$1,972	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2022
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$105,587	$1,324,140	$-	$-	$-	$-	$1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	-	4,344,746	-	(1,426,352)	-	-	2,918,394
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	15,224,581	9,653,044	(12,451,774)	-	(12,425,851)	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	1,409,955	820,337	(1,213,868)	-	(1,016,424)	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	1,423,944	699,058	(1,225,912)	-	(897,090)	-
TVG-Edmentum Holdings, LLC, Series A Preferred Units	97,503	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,741,418	36,740,019	-	2,925,120	1,741,427	-	41,406,566
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	36,740,019	-	4,666,547	-	-	41,406,566
Total	$1,944,508	$97,207,404	$11,172,439	$(8,726,239)	$1,741,427	$(14,339,365)	$87,055,666

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2022

Security	Dividends or Interest(2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2022
36th Street Capital Partners Holdings, LLC, Membership Units	$3,419,023	$34,082,000	$-	$23,097,000	$-	$-	$57,179,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	3,724,329	41,381,437	-	-	-	-	41,381,437
Anacomp, Inc., Class A Common Stock	-	326,437	-	150,663	-	-	477,100
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/22	-	339,100	-	(339,100)	-	-	-
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	1,677,033	26,901,777	(124,801)	924,232	375,000	(11,013,828)	17,062,380
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,955,145	-	(122,889)	-	-	1,832,256
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	304,723	-	-	-	12,089,579	-	12,089,579
Fishbowl INC., Common Membership Units	-	-	-	(215,799)	787,032	-	571,233
Total	$9,125,108	$105,087,211	$(124,801)	$23,494,107	$13,251,611	$(11,013,828)	$130,694,300

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)

Year Ended December 31, 2021

Security	Dividends or Interest(2)	Fair Value at December 31, 2020	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2021
36th Street Capital Partners Holdings, LLC, Membership Units	$2,110,976	$33,135,000	$-	$(2,505,981)	$4,202,981	$(750,000)	$34,082,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	5,081,395	40,834,419	-	-	5,797,018	(5,250,000)	41,381,437
Anacomp, Inc., Class A Common Stock	-	401,769	-	(75,332)	-	-	326,437
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 6/30/21	-	1,154,036	-	(814,936)	-	-	339,100
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	1,597,396	18,050,826	-	(197,598)	9,048,549	-	26,901,777
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	-	3,336,148	-	(3,234,833)	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	-	2,114,333	-	2,974,144	-	(3,133,332)	1,955,145
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Total	$8,789,767	$99,026,531	$—	$(3,854,536)	$19,048,548	$(9,133,332)	$105,087,211

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
PerchHQ, Warrants for Common Units	09/30/22
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH (Germany), Warrants to Purchase Preferred Stock	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/21

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2022, 84.6% of our total assets were invested in qualifying assets.

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

Valuation of portfolio investments

Pursuant to Rule 2a-5 (the “Rule”) under the 1940 Act, the Board of Directors designated the Advisor as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations and has approved policies and procedures adopted by the Advisor to seek to ensure compliance with the requirements of the Rules.

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee). Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with original maturities of generally three months or less are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of our investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policies and procedures reviewed and approved by the Valuation Committee. The policies were adopted by the Valuation Designee and approved by the Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process adopted by the Valuation Designee with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

•
The investment professionals of the Valuation Designee provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by the Valuation Committee.
•
Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of the Valuation Designee.
•
The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by the Valuation Designee in good faith in accordance with our valuation policy without the employment of an independent valuation firm.
•
The Valuation Designee determines the fair value of the remainder of investments in our portfolio in good faith based on the input of the Valuation Committee and the respective independent valuation firms.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing one or more methodologies, including the market approach, the income approach, or in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparable, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparable, our principal market (as the reporting entity) and enterprise values.

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

As of September 30, 2022, 0.1% of our investments were categorized as Level 1, 4.3% were categorized as Level 2, 95.6% were Level 3 investments valued based on valuations by independent third-party sources, and 0.2% were Level 3 investments valued based on valuations by the Valuation Designee.

As of December 31, 2021, 0.1% of our investments were categorized as Level 1, 6.4% were categorized as Level 2, 93.2% were Level 3 investments valued based on valuations by independent third-party sources, and 0.3% were Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended September 30, 2022, we invested approximately $48.3 million, comprised of new investments in 14 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $47.3 million, or 98.0% of total acquisitions, were in senior secured loans, the remaining $1.0 million, or 2.0% of total acquisitions, was comprised primarily of equity investments. Additionally, we received approximately $170.4 million in proceeds from sales or repayments of investments during the three months ended September 30, 2022.

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

During the nine months ended September 30, 2022, we invested approximately $263.4 million, comprised of new investments in 28 new and 9 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $259.1 million, or 98.4% of total acquisitions, were in senior secured loans and $0.7 million, or 0.3% of total acquisitions were in unsecured notes. The remaining $3.6 million (1.3% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $406.0 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2022.

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

At September 30, 2022, our investment portfolio of $1,678.9 million (at fair value) consisted of 132 portfolio companies and was invested 87.1% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 83.3% in senior secured loans, 3.6% in senior secured notes, 0.2% in junior notes and 12.9% in equity investments. Our average portfolio company investment at fair value was approximately $12.7 million. Our largest portfolio company investment by value was approximately 5.9% of our portfolio and our five largest portfolio company investments by value comprised approximately 20.3% of our portfolio at September 30, 2022.

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

The industry composition of our portfolio at fair value at September 30, 2022 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	15.3%
Diversified Consumer Services	13.8%
Diversified Financial Services	12.0%
Software	8.1%
Professional Services	5.2%
Health Care Technology	4.5%
Media	3.9%
Automobiles	3.4%
Capital Markets	3.0%
Construction and Engineering	2.8%
Road and Rail	2.7%
Textiles, Apparel and Luxury Goods	2.4%
Diversified Telecommunication Services	2.2%
Insurance	2.1%
IT Services	2.1%
Healthcare Providers and Services	2.0%
Aerospace and Defense	1.9%
Consumer Finance	1.6%
Specialty Retail	1.4%
Paper and Forest Products	1.2%
Other	8.4%
Total	100.0%

The weighted average effective yield of our debt portfolio was 11.3% at September 30, 2022 and 9.2% at December 31, 2021. The weighted average effective yield of our total portfolio was 10.5% at September 30, 2022 and 8.7% at December 31, 2021. At September 30, 2022, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 5.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 89.0% at September 30, 2022. Debt investments in two portfolio companies were on non-accrual status as of September 30, 2022, representing 0.3% of the portfolio at fair value and 0.5% at cost. At December 31, 2021, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.3% at December 31, 2021. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2021, representing 0.9% of the portfolio at fair value and 1.7% at cost.

Results of operations

Investment income

Investment income totaled $48.2 million and $42.7 million, respectively, for the three months ended September 30, 2022 and 2021, of which $46.1 million and $40.5 million were attributable to interest and fees on our debt investments, $1.7 million and $1.9 million to dividend income, $0.4 million and $0.3 million to other income, respectively. Included in interest and fees on our debt investments were $3.4 million and $3.2 million of non-recurring income related to prepayments for the three months ended September 30, 2022 and 2021 , respectively. Included in other income were $0.4 million and $0.0 million in amendment fees during the three months ended September 30, 2022 and 2021, respectively. The increase in investment income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily reflects an increase in interest income due to the increase in LIBOR/SOFR rates, partially offset by the lower dividend income received during the three months ended September 30, 2022.

Investment income totaled $134.3 million and $125.5 million, respectively, for the nine months ended September 30, 2022 and 2021, of which $127.6 million and $117.1 million were attributable to interest and fees on our debt investments, $5.9 million and $6.9 million to dividend income and $0.8 million and $1.5 million to other income, respectively. Included in interest and fees on our debt investments were $7.3 million and $5.9 million of non-recurring income related to prepayments for the nine months ended September 30, 2022 and 2021, respectively. Included in other income were $0.4 million and $0.9 million in amendment fees during the nine months ended September 30, 2022 and 2021, respectively. The increase in investment income in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily reflects an increase in interest income due to the increase in LIBOR/SOFR rates, partially offset by the lower dividend income and other income received during the nine months ended September 30, 2022.

Expenses

Total operating expenses for the three months ended September 30, 2022 and 2021 were $23.8 million and $24.0 million, respectively, comprised of $10.2 million and $10.5 million in interest expense and related fees, $6.6 million and $6.8 million in base management fees, $5.2 million and $4.7 million in incentive fee expense, $0.4 million and $0.4 million in administrative expenses, $0.4 million and $0.5 million in professional fees, and $1.0 million and $1.1 million in other expenses, respectively. The decrease in expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflects the lower interest expense due to the maturity of the 2022 Convertible Notes and lower management fees, partially offset by higher incentive fee expense.

Total operating expenses for the nine months ended September 30, 2022 and 2021 were $68.9 million and $70.6 million, respectively, comprised of $28.9 million and $31.3 million in interest expense and related fees, $19.9 million and $19.1 million in base management fees, $13.9 million and $14.0 million in incentive fee expense, $1.3 million and $1.4 million in administrative expenses, $1.4 million and $1.4 million in professional fees, and $3.5 million and $3.4 million in other expenses, respectively. The decrease in expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily reflects the lower interest expense due to the maturity of the 2022 Convertible Notes, partially offset by higher base management fee.

Net investment income

Net investment income was $24.4 million and $18.7 million, respectively, for the three months September 30, 2022 and 2021. The increase in net investment income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily reflects the increase in total investment income and decrease in expenses in the three months ended September 30, 2022.

Net investment income was $65.4 million and $54.9 million, respectively, for the nine months ended September 30, 2022 and 2021. The increase in net investment income in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily reflects the increase in total investment income and decrease in expenses in the nine months ended September 30, 2022.

Net realized and unrealized gain or loss

Net realized gains for the three months September 30, 2022 and 2021 were $0.3 million and $7.9 million, respectively. Net realized gains for the three months ended September 30, 2021 reflect a $5.1 million gain on the partial sale of our equity investment in Edmentum.

Net realized gain (loss) for the nine months ended September 30, 2022 and 2021 was $(18.2) million and $10.8 million, respectively. Net realized loss for the nine months ended September 30, 2022 was comprised primarily of a $13.8 million loss from reorganization of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.2 million gain from the exit of our debt investment in CORE Entertainment. Net realized gain for the nine months ended September 30, 2021 was comprised primarily of a $8.8 million gain from the disposition of our One Sky equity position and a $6.1 million gain on the partial sale of our equity investment in Edmentum, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint.

For the three months September 30, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $1.6 million and $(9.5) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2022 was primarily driven by a $18.8 million in unrealized gain on our investment in 36th Street Capital, and a $3.3 million in reversal of previous unrealized losses from the disposition of our investment in JUUL, partially offset by $5.9 million in unrealized losses from AutoAlert and $2.1 million in unrealized losses on Aventiv Technologies, as well as unrealized losses across the portfolio from widening market spreads. The change in net unrealized appreciation/depreciation for the three months ended September 30, 2021 was primarily driven by a $6.8 million reversal of previous unrealized gains on Edmentum and $3.7 million in unrealized losses on Hylan Datacom, partially offset by $5.1 million in unrealized gains from Razor Group.

For the nine months ended September 30, 2022 and 2021, the change in net unrealized appreciation/depreciation was $(8.7) million and $41.7 million, respectively. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2022 primarily reflects $14.9 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $12.9 million in unrealized losses from Autoalert, $3.3 million in unrealized losses from Thras.io, as well as unrealized losses across the portfolio from widening market spreads, offset by $23.1 million in unrealized gains on our investment in 36th Street Capital, $13.9 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl, $12.3 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti, and $7.6 million in unrealized gains on Edmentum. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2021 was primarily driven by $40.0 million in unrealized gains on our investment in Edmentum, a $5.7 million reversal of previously recognized unrealized losses on GlassPoint and overall spread tightening and continued recovery related to the market impact of COVID-19, partially offset by a $10.9 million reversal of previously recognized unrealized gains on One Sky and $9.1 million in unrealized losses from Amteck.

Incentive compensation

Incentive fees for the three months September 30, 2022 and 2021 were $5.2 million and $4.7 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $13.9 million and $14.0 million, respectively. For the three and nine months ended September 30, 2022 and 2021, incentive fees were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the three months ended September 30, 2021 included the last $0.6 million (1/6) of the First Quarter 2020 Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the nine months ended September 30, 2022 and 2021.

Net increase in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $26.2 million and $10.9 million for the three months September 30, 2022 and 2021, respectively. The net increase in net assets resulting from operations during the three months ended September 30, 2022 was primarily due to the higher net investment income compared to the net investment income during the three months ended September 30, 2021.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $38.6 million and $101.2 million for the nine months ended September 30, 2022 and 2021, respectively. The lower net increase in net assets resulting from operations during the nine months ended September 30, 2022 was primarily due to the net realized and unrealized losses compared to the net realized and unrealized gains in the same period in 2021, partially offset by the higher net investment income during the nine months ended September 30, 2022.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 27, 2022, to be in effect through the earlier of two trading days after our fourth quarter 2022 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase for the nine months ended September 30, 2022 and 2021.

Total leverage outstanding and available under the combined Leverage Program at September 30, 2022 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$164,236,900	$135,763,100	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,851,602	—	248,851,602
2026 Notes ($325 million par)	2026	2.850%		326,269,255	—	326,269,255
Total leverage				989,357,757	$245,763,100	$1,235,120,857
Unamortized issuance costs				(5,485,224)
Debt, net of unamortized issuance costs				$983,872,533

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of September 30, 2022, $7.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2022, the Company’s asset coverage ratio was 197%.

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

Net cash provided by operating activities during the nine months ended September 30, 2022 was $168.5 million, consisting primarily of the settlement of dispositions of investments (net of acquisitions) of $125.1 million and net investment income (net of non-cash income and expenses) of approximately $43.4 million.

Net cash used in financing activities was $82.2 million during the nine months ended September 30, 2022, consisting primarily of $140.0 million in repayment of unsecured notes and $52.0 million in dividends paid to common shareholders, offset by $109.8 million in credit facility draws (net of repayments).

At September 30, 2022, we had $105.8 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2022, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the nine months ended September 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
				$0.90	$51,990,537

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 16, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
				$0.90	$51,990,537

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

Recent Developments

From October 1, 2022 through November 2, 2022, the Company has invested approximately $14.7 million primarily in 2 senior secured loans with a combined effective yield of approximately 11.3%.

On October 27, 2022, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2022 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On October 27, 2022, the Company’s board of directors appointed Karen L. Leets as an independent director to the Board effective October 27, 2022. The Board concurrently increased the size of the Board from six to seven members. Ms. Leets was appointed to the Audit and Governance and Compensation committees of the Board. Ms. Leets is Senior Vice President and Treasurer of Baxter International, Inc.

On November 3, 2022, the Company’s board of directors declared a fourth quarter dividend of $0.32 per share payable on December 30, 2022 to stockholders of record as of the close of business on December 16, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2022, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 89.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2022 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$35,012,749	$0.61
Up 200 basis points	23,341,833	0.40
Up 100 basis points	11,670,916	0.20
Down 100 basis points	(11,657,371)	(0.20)
Down 200 basis points	(22,629,711)	(0.39)
Down 300 basis points	(23,611,651)	(0.41)

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

PART II - Other Information.

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2022, we are currently not a party to any pending material legal proceedings.

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

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

We are subject to credit risk related to investments in our portfolio companies and with our financial institutions and counterparties

The Company has investments in lower rated and comparable quality unrated senior and junior secured, unsecured and subordinated debt securities and loans, which are subject to a greater degree of credit risk than more highly rated investments. The risk of loss due to default by the issuer is significantly greater for holders of such securities and loans, particularly in cases where the investment is unsecured or subordinated to other creditors of the issuer.

The Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their fair value recorded in the Consolidated Statements of Assets and Liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first three quarters of the year ended December 31, 2022, the year ended December 31, 2021 and the year ended December 31, 2020. On September 30, 2022, the reported closing price of our common stock was $10.93 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fiscal Year ended December 31, 2021
First Quarter	$13.56	$14.89	$11.13	9.8%	(17.9)%	$0.30
Second Quarter	$14.21	$14.97	$13.74	5.3%	(3.3)%	$0.30
Third Quarter	$14.09	$14.39	$13.36	2.1%	(5.2)%	$0.30
Fourth Quarter	$14.36	$14.36	$13.18	0.0%	(8.2)%	$0.30
Fiscal Year ended December 31, 2020
First Quarter	$11.76	$14.75	$4.40	25.4%	(62.6)%	$0.36
Second Quarter	$12.21	$10.82	$5.22	(11.4)%	(57.2)%	$0.36
Third Quarter	$12.71	$10.28	$8.75	(19.1)%	(31.2)%	$0.30
Fourth Quarter	$13.24	$12.37	$9.22	(6.6)%	(30.4)%	$0.30
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

Date: November 3, 2022
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: November 3, 2022
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer