Form 10-K
period 2022-12-31
BlackRock TCP Capital Corp.
filed 2023-02-28
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2022 (the last business day of the Registrant’s most recently completed second quarter) was $723.8 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 28, 2023 was 57,767,264.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Part I

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Related to Our Business

•
Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
We are subject to risks related to inflation.
•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.
•
Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
•
Uncertainty regarding the impact of the United Kingdom's departure from the European Union could negatively impact our business, financial condition and earnings.
•
Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•
Changes relating to the London Interbank Offer Rate (“LIBOR”) calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
•
We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.
•
We are not managed by BlackRock, but rather one of its subsidiaries and may not replicate the success of that entity or BlackRock.
•
Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
•
The Advisor’s liability is limited under the investment management agreement, and we are required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•
We may suffer credit losses.
•
Our use of borrowed funds, including under our leverage program, to make investments exposes us to risks typically associated with leverage.
•
In addition to regulatory restrictions that restrict our ability to raise capital, our leverage program contains various covenants which, if not complied with, could accelerate repayment under our credit facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
•
Any inability to renew, extend or replace our credit facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
•
The creditors under our credit facilities have a first claim on all of the Company’s assets included in the collateral for the respective facilities.

•
Lenders under certain of our credit facilities may have a veto power over the Company’s investment policies.
•
The small business investment company (“SBIC”) may be unable to make distributions to us that will enable us to meet or maintain regulated investment company (“RIC”) status under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), which could result in the imposition of an entity-level tax.
•
Our SBIC is subject to Small Business Administration (“SBA”) regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.
•
SBA regulations limit the outstanding dollar amount of SBA-guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.
•
The disposition of our investments may result in contingent liabilities.
•
If we incur additional leverage, it will increase the risk of investing in shares of our common stock.
•
The lack of liquidity in our investments may adversely affect our business.
•
A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.
•
Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.
•
A portion of our distributions to stockholders may include a return of stockholder capital.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•
To the extent “original issue discount”, or OID and payment-in-kind (“PIK”) interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
•
Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
•
Our Advisor and its affiliates and employees may have certain conflicts of interest.
•
Our incentive compensation may induce our Advisor to make certain investments, including speculative investments.
•
We may be obligated to pay the Advisor incentive compensation payments in excess of the amounts we would have paid if such compensation was subject to clawback arrangements.
•
Our Advisor’s liability is limited under the investment management agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•
We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.
•
The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
We may in the future determine to fund a portion of our investments by issuing preferred stock, which would magnify the potential gains or losses and the risks of investing in us in the same manner as our borrowings.
•
We may experience fluctuations in our periodic operating results.
•
If we fail to maintain our status as a business development company (“BDC”), our business and operating flexibility could be significantly reduced.
•
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
•
The highly competitive market in which we operate may limit our investment opportunities.

•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effect of which may be adverse.

Risks related to our investments

•
Our investments are risky and highly speculative, and we could lose all or part of our investment.
•
A trading market or market value of our debt securities may fluctuate.
•
We may expose ourselves to risks if we engage in hedging transactions.
•
We are subject to credit risk related to investments in our portfolio companies and with our financial institutions and counterparties.
•
Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.
•
We and the Advisor may be a party to legal proceedings in connection with our investments in our portfolio companies.
•
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
•
Our portfolio companies may be highly leveraged.
•
Our portfolio companies may prepay loans, which prepayment may reduce stated yields in the future if capital returned cannot be invested in transactions with equal or greater expected yields.
•
Concentration of our assets in an issuer, industry or sector may present more risks than if we were more broadly diversified over numerous issuers, industries and sectors of the economy.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
•
Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.
•
Our investments in the software, internet & catalog retail, and IT services sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.
•
The effect of global climate change may impact the operations of our portfolio companies.
•
We may invest in “covenant-lite” loans, which could have limited investor protections.

Risks related to our operations as a BDC

•
While our ability to enter into transactions with our affiliates is restricted under the Investment Company Act of 1940 (the “1940 Act”), we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.
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
•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
•
We may experience cyber-security incidents and are subject to cyber-security risks.
•
The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Risks Related to Our Common Stock and Other Securities

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
•
We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
•
If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.
•
We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.
•
Holders of any preferred stock we might issue would have the right to elect members of our Board of Directors and class voting rights on certain matters.
•
Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
•
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
•
Our credit ratings are subject to change and may not reflect all risks of an investment in our debt securities.

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

The Advisor

Our investment activities are managed by the Advisor. The Advisor is a Delaware limited liability company and is registered as an investment advisor under the Investment Advisers Act of 1940. The Advisor is a wholly-owned, indirect subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with approximately $9 trillion of assets under management as of December 31, 2022. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested approximately $43.6 billion in 908 companies since the Advisor’s inception in 1999, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

Since the beginning of 2011, the Advisor executed across its funds approximately $31.3 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $6.0 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $35.1 billion of leveraged loans to 683 companies since 1999, of which we invested over $6.6 billion in 374 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2022, our investment portfolio of $1,609.6 million (at fair value) consisted of 136 portfolio companies and was invested 88.2% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 83.9% in senior secured loans, 4.3% in senior secured notes and 11.8% in equity investments. Our average portfolio company investment at fair value was approximately $11.8 million. Our largest portfolio company investment by value was approximately 6.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 20.1% of our portfolio at December 31, 2022.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2022.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $22.1 billion in committed capital as of December 31, 2022 (approximately 9.0% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of four voting members. In total, the Investment Committee consists of approximately 30 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

As a part of its due diligence process, the Advisor considers sustainability-related factors that can affect the future prospects of the issuer. Since sustainable investment options have the potential to offer better outcomes, the Advisor integrates sustainability considerations into the way it manages risk, constructs portfolios, designs products, and engages with companies.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2022, six of the Company’s debt investments were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. The Advisor reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Investment Management Agreement

The Company has entered into an investment management agreement with the Advisor, under which the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations and provides investment advisory services to the Company. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. Prior to August 1, 2018, SVCP was regulated as a BDC and was also party to an investment management agreement with the Advisor. On January 29, 2018, SVCP amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert its then existing incentive compensation structure from a profit allocation and distribution to its general partner into a fee payable to the Advisor pursuant to such investment management agreement. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company. Accordingly, prior to January 1, 2018, incentive compensation was allocated to SVCP’s general partner as a distribution. Our board of directors held in-person meetings on October 27, 2022, in order to consider and reapprove our investment management agreement.

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

Each of the two components of incentive compensation was separately subject to a total return limitation. Thus, notwithstanding the following provisions, we were not obligated to pay or distribute any ordinary income incentive compensation or any capital gains incentive compensation if our cumulative total return did not exceed an 8% annual return on daily weighted average contributed common equity. If our cumulative annual total return was above 8%, the total cumulative incentive compensation we paid was not more than 20% of our cumulative total return, or, if lower, the amount of our cumulative total return that exceeded the 8% annual rate.

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

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP, and bears interest at (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum. In addition to amounts due on outstanding debt, the Operating Facility accrues commitment fees of 0.375% per annum on the unused portion above the minimum utilization of the facility, or 0.50% per annum on the unused portion that is below the minimum utilization of the total facility until March 1, 2022, the date on which the March 2022 Convertible Notes were terminated in full, after which time they accrue at a rate of 2.00% per annum. The Operating Facility includes a $100 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.

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

On August 30, 2016, the Company issued $140.0 million of convertible senior unsecured notes that matured on March 1, 2022. The 2022 Convertible Notes were general unsecured obligations of the Company, and ranked structurally junior to the Operating Facility, the Funding Facility II and the SBA Debentures, and ranked pari passu with the 2022 Notes and 2024 Notes. The Company did not have the right to redeem the 2022 Convertible Notes prior to maturity. The 2022 Convertible Notes bore interest at an annual rate of 4.625%, payable semi-annually. In certain circumstances, the 2022 Convertible Notes could have been converted into cash, shares of the Company’s common stock or a combination of cash and shares of common stock (such combination to be at the Company’s election), at an initial conversion rate of 54.5019 shares of common stock per one thousand dollar principal amount of the 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $18.35 per share of common stock, subject to customary anti-dilutional adjustments. The initial conversion price was approximately 10.0% above the $16.68 per share closing price of the Company’s common stock on August 30, 2016. Prior to its maturity on March 1, 2022, the principal amount of the 2022 Convertible Notes exceeded the value of the conversion rate multiplied by the per share closing price of the Company’s common stock. Therefore, no additional shares were added to the calculation of diluted earnings per common share and weighted average common shares outstanding.

On August 4, 2017, the Company issued $125.0 million of unsecured notes with a maturity date of August 11, 2022, unless previously repurchased or redeemed in accordance with their terms. On November 3, 2017, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2022 Notes for a total aggregate principal amount of $175.0 million. The 2022 Notes bore interest at an annual rate of 4.125% and were redeemed at a price equal to par plus a "make whole" premium, and accrued and unpaid interest on September 17, 2021.

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures, and rank pari passu with the 2026 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually.

On February 9, 2021, the Company issued $175.0 million of unsecured notes that mature on February 6, 2026, unless previously repurchased or redeemed in accordance with their terms. On August 27, 2021, the Company issued an additional $150.0 million of the 2026 Notes, at a premium to par, for a total outstanding aggregate principal amount of $325.0 million. The 2026 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures, and rank pari passu with the 2024 Notes. The 2026 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest. The 2026 Notes bear interest at an annual rate of 2.850%, payable semi-annually.

The SBIC is able to issue up to $160.0 million in debt under the SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $87.5 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2022. Debt issued under the SBA Debentures is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2022, we were in full compliance with such covenants.

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

Item 1A. Risk Factors

Investing in our securities may be speculative and involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in us.

Risks Related to Our Business

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, supply chain disruptions, labor shortages, energy and other resource shortages, changes in laws, trade barriers, currency exchange controls and national and international political circumstances, may have long-term negative effects on the U.S. and worldwide financial markets and economy. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In particular, the consequences of the Russian military invasion of Ukraine, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Recently, central banks such as the Federal Reserve Bank have been increasing interest rates in an effort to slow the rate of inflation. There is a risk that increased interest rates may cause the economy to enter a recession. Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
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
•
inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage; and

•
general threats to the Company’s ability to continue investment operations and to operate successfully as a BDC.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades, and the Federal Reserve has been raising the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. As inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. While the extreme volatility and disruption that U.S. and global markets experienced for an extended period of time beginning in 2007 and 2008 had, until the recent coronavirus (COVID-19) outbreak, generally subsided, uncertainty and periods of volatility still remain, and risks to a robust resumption of growth persist.

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our annual meeting of stockholders held on May 24, 2022, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 24, 2023. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) In addition, significant changes in the capital markets, including disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

Pursuant to Rule 2a-5 (the “Rule”) under the 1940 Act, the Board of Directors designated the Advisor as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations (see Note 2 to the Company’s consolidated financial statements for further information). As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. For example, the current administration has taken steps to rejoin the Paris climate accord of 2015 and incentivize certain clean energy technologies, cancel the Keystone XL pipeline, provide military support to Ukraine and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There remains uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. An increase in interest rates generally will increase the cost of borrowing for the companies in which we invest and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

Changes relating to the London Interbank Offer Rate (“LIBOR”) calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate (“SOFR”), which is intended to replace the U.S. dollar LIBOR). Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

As an alternative to LIBOR, the Financial Reporting Council, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and any of our existing financial instruments which reference LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of, new hedges placed against, instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments. Moreover, these alternative rate-setting provisions may not be designed for regular use in an environment where LIBOR ceases to be published and may be an ineffective fallback following the discontinuation of LIBOR. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. The elimination of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder our Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by our Advisor may differ from those used by other investment companies and funds advised by our Advisor. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

We are not managed by BlackRock, but rather one of its subsidiaries and may not replicate the success of that entity or BlackRock.

Our investment strategies differ from those of BlackRock or its affiliates. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock. Our performance may be lower or higher than the performance of other entities managed by BlackRock or its affiliates and their past performance is no guarantee of our future results.

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

The Company borrows money, both directly and indirectly through SVCP, TCPC Funding II and the SBIC. As a result:

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

In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the SVCP Facility and Funding Facility II, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

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

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility and Funding Facility II, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 28, 2023, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control.

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

Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders. Substantially all of our current assets have been pledged as collateral under the SVCP Facility and Funding Facility II. If an event of default occurs under either of the SVCP Facility and Funding Facility II, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2022, the SBIC had $150.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2022.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2022, which represented borrowings equal to 55.2% of our total assets. On such date, we also had $1,719.3 million in total assets; $1,609.6 million in total investments; an average cost of funds of 3.47% based on contractual terms at December 31, 2022; $949.1 million aggregate principal amount of debt outstanding; and $746.8 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2022 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 3.47% by the $949.1 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2022 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders	(26)%	(15)%	(4)%	6%	17%

The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

The lack of liquidity in our investments may adversely affect our business.

We make investments in private companies. A portion of these investments may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or the Advisor has or could be deemed to have material non-public information regarding such business entity.

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity investments that we make for which market quotations are not readily available will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors. The Valuation Designee approves in good faith the valuation of such securities. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

•
our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•
adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•
such securities are governed by an indenture or other instrument containing covenants restricting our operating flexibility;
•
we, and indirectly our stockholders, bear the cost of issuing and paying interest or making distributions on such securities;
•
any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock; and
•
our ability to make distributions on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness or preferred stock may not be available for such distributions.

A portion of our distributions to stockholders may include a return of stockholder capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. A portion of such distributions may include a return of stockholder capital. Distributions in excess of our current and accumulated earnings and profits are considered non-taxable distributions and serve to reduce the basis of our shares in the hands of the stockholders rather than being currently taxable, and as a result of the reduction of the basis of our shares, stockholders may incur additional capital gains taxes or may have lower capital losses.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with U.S. GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount,” or OID, for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash received. Similarly, newly enacted tax legislation contains rules that may in certain other circumstances require the recognition of non-cash taxable income or may limit the deductibility of certain of our cash expenses. Since in certain cases we may recognize income before or without receiving cash representing such income or may be subject to limitations on the deductibility of cash expenses, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.
•
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•
PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Advisor. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

Legal Representation. The Company, as well as the Advisor and/or other BlackRock Entities, have engaged several counsels to represent them. In connection with such representation, counsel has relied upon certain information furnished to them by the Advisor and the BlackRock Entities, and has not investigated or verified the accuracy or completeness of such information. Such counsel’s engagement is limited to the specific matters as to which they are consulted and, therefore, there may exist facts or circumstances that could have a bearing on the Company’s or BlackRock’s financial condition or operations with respect to which counsel has not been consulted and for which they expressly disclaim any responsibility. Counsel has not represented and will not be representing stockholders. No independent counsel has been retained (or is expected to be retained) to represent stockholders. No attorney-client relationship exists between any counsel and any stockholder solely by such stockholder making an investment in the Company. As a result, stockholders are urged to retain their own counsel.

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

Our Advisor’s liability is limited under the investment management agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Our Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Advisor’s advice or recommendations. Pursuant to the investment management agreement, our Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment and management agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders and preferred stockholders are not subject to any of our expenses or losses, and are not entitled to participate in any income or appreciation in excess of their stated preference.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

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

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, BDCs are prohibited from making any unqualifying investments unless at least 70% of their total assets are invested in qualifying investments which are primarily securities of private or thinly-traded U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under the Leverage Program, which could have a materially adverse effect on our business, financial conditions or results of operations.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a result, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for reinvestment in common interests of SVCP, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders and our stockholders will receive a tax credit for such amounts and an increase in basis. A stockholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value or common stock price could decline.

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

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effect of which may be adverse.

Our Board of Directors has the authority to modify or waive certain of our investment objective, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our common stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions to our stockholders.

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

Limited public information exists about private middle-market companies, and we expect to rely on the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern disclosures and financial controls of public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

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

A trading market or market value of our debt securities may fluctuate.

In the event we issue debt securities, they may or may not have an established trading market. We cannot assure you that a trading market for debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, debt securities we may issue. These factors include, but are not limited to, the following:

•
the time remaining to the maturity of these debt securities;
•
the outstanding principal amount of debt securities with terms identical to these debt securities;
•
the ratings assigned by national statistical ratings agencies;
•
the general economic environment;
•
the supply of debt securities trading in the secondary market, if any;
•
the redemption or repayment features, if any, of these debt securities;
•
the level, direction and volatility of market interest rates generally; and
•
market rates of interest higher or lower than rates borne by the debt securities.

You should also be aware that there may be a limited number of buyers if and when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. In addition, on October 28, 2020, the SEC adopted new regulations governing the use of derivatives by closed-end funds (“Rule 18f-4”), which the Company was required to comply with as of August 19, 2022. As a result, the Company is required to implement and comply with the Rule 18f-4 limits on the amount of derivatives the Company can enter into, eliminate the asset segregation framework previously used to comply with Section 18 of the 1940 Act, treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require the Company, if the Company’s use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager.

The success of our hedging transactions will depend on our ability to correctly predict movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or debt arrangements being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

We are subject to credit risk related to investments in our portfolio companies and with our financial institutions and counterparties.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors. The Valuation Designee utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Valuation Designee retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Designee takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

We and the Advisor may be a party to legal proceedings in connection with our investments in our portfolio companies.

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements.

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

Concentration of our assets in an issuer, industry or sector may present more risks than if we were more broadly diversified over numerous issuers, industries and sectors of the economy.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among issuers to ensure that we satisfy diversification requirements for qualification as a RIC for U.S. federal income tax purposes. A downturn in an industry or sector in which we are concentrated would have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Furthermore, the Advisor has not made and does not intend to make any determination as to the allocation of assets among different classes of securities. At any point in time we may be highly concentrated in a single type of asset, such as junior unsecured loans or distressed debt. Consequently, events which affect a particular asset class disproportionately could have an equally disproportionate effect on us.

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

Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), terrorism, mortality risks and morbidity rates.

Our investments in the Software, Internet & Catalog Retail, and IT Services sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.

General risks of companies in the Software, Internet & Catalog Retail, and IT Services sector include intellectual property infringement liability issues, the inability to protect Internet software and other propriety technology, extensive competition and limited barriers to entry. Generally, the market for Internet software and services is categorized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the Internet software and services sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the Internet software and services relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, an Internet software and services company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company’s failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If an internet software and services company in which we invest is unable to navigate these risks, our performance may be adversely affected.

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

We may invest in “covenant-lite” loans, which could have limited investor protections.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack, or possess fewer, financial covenants that protect lenders. Covenant-lite agreements feature incurrence covenants, as opposed to more restrictive maintenance covenants. Under a maintenance covenant, the borrower would need to meet regular, specific financial tests, while under an incurrence covenant, the borrower only would be required to comply with the financial tests at the time it takes certain actions (e.g., issuing additional debt, paying a dividend, making an acquisition). A covenant-lite obligation contains fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Furthermore, in the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2022, approximately $269.8 million, or approximately 15.7%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

Shares of closed-end investment companies, including BDCs, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our annual meeting of stockholders held on May 24, 2022, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval, unless approved again by our stockholders for another 12-month period.

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

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our annual of stockholders held on May 24, 2022, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 24, 2023. We also received authority from our stockholders at our 2013 annual meeting to issue warrants, options or other rights to subscribe for, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures. This authorization has no expiration date.

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

Our capital-raising activities may have an adverse effect on the market price of our common stock.

When we issue securities or incur debt, we generally obtain cash or cash equivalents. Any increase in our holdings of cash or cash equivalents could adversely affect the prevailing market prices for our common stock, especially if we are unable to timely deploy the capital in suitable investments. The adverse impact on the prevailing market prices for our common stock could be greater if we issue debt securities or other securities requiring the payment of interest and are unable to timely deploy the capital in suitable investments.

We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, U.S. taxable stockholders receiving such dividends generally will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. In addition, to the extent our stock is trading below our net asset value per share, our net asset value per share will be diluted.

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of our common stock than if we had not issued preferred stock. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price of our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher Incentive Fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

Holders of any preferred stock we might issue would have the right to elect members of our Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be affected in time to meet the tax requirements.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our amended certificate of incorporation and our amended and restated bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. Our certificate of incorporation and bylaws also provide that special meetings of the stockholders may only be called by our Board of Directors, Chairman, Chief Executive Officer or Secretary. These provisions, as well as other provisions of our amended certificate of incorporation and our amended and restated bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

Our credit ratings are subject to change and may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations and are subject to change. For example, our credit ratings were changed several times during the most recent fiscal year and are subject to further change. Such fluctuations in our credit ratings may adversely affect the market value of our debt securities. In addition, our credit ratings may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of or trading market for the publicly issued debt securities.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2022 and 2021.

Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37
Fiscal Year ended December 31, 2021
First Quarter	$13.56	$14.89	$11.13	9.8%	(17.9)%	$0.30
Second Quarter	$14.21	$14.97	$13.74	5.3%	(3.3)%	$0.30
Third Quarter	$14.09	$14.39	$13.36	2.1%	(5.2)%	$0.30
Fourth Quarter	$14.36	$14.36	$13.18	0.0%	(8.2)%	$0.30

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

As of February 27, 2023, we had approximately 34,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 15 stockholders of record. On February 27, 2023, the last reported sales price of our common stock was $12.85 per share.

The table below sets forth each class of our outstanding securities as of February 28, 2023.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	-	57,767,264

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
November 3, 2022	December 16, 2022	December 30, 2022	Regular	0.32	18,485,525
December 15, 2022	December 29, 2022	January 12, 2023	Special	0.05	2,888,363
				$1.27	$73,364,425

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 16, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
November 3, 2021	December 17, 2021	December 31, 2021	Regular	0.30	17,330,179
				$1.20	$69,320,716

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

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKROCK TCP CAPITAL CORP., S&P 500 TOTAL RETURN INDEX AND WELLS FARGO BUSINESS DEVELOPMENT COMPANY INDEX

Total Return Performance

BlackRock TCP Capital Corp.
S&P BDC Index
S&P 500 Total Return Index
S&P LSTA Leveraged Loan Index
375%
355%
335%
315%
295%
275%
255%
235%
215%
195%
175%
155%
135%
115%
95%
75%
4/5/2012
7/27/2012
11/16/2012
3/8/2013
6/28/2013
10/18/2013
2/7/2014
5/30/2014
9/19/2014
1/9/2015
5/1/2015
8/21/2015
12/11/2015
4/1/2016
7/22/2016
11/11/2016
3/3/2017
6/23/2017
10/13/2017
2/2/2018
5/25/2018
9/14/2018
1/4/2019
4/26/2019
8/16/2019
12/6/2019
3/27/2020
7/17/2020
11/6/2020
2/26/21
6/18/21

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

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	—	(1)
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(4)
Base Management Fees	2.90%	(5)
Incentive Compensation Payable Under the Investment Management Agreement	1.91%	(6)
Interest Payments on Borrowed Funds	5.21%	(7)
Other Expenses	0.89%	(8)
Total Annual Expenses	10.91%

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
(4)
The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $817.0 million for the twelve month period ended December 31, 2022.
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

(7)
“Interest Payments on Borrowed Funds” represents interest and fees estimated to be accrued on the Operating Facility and Funding Facility II and amortization of debt issuance costs, and assumes the Operating Facility and Funding Facility II are fully drawn (subject to asset coverage limitations under the 1940 Act) and that the interest rate on the debt issued (i) under the Operating Facility is the rate in effect as of December 31, 2022, which was 6.22% and (ii) under the Funding Facility II is the rate which would have been approximately 6.33% as of December 31, 2022. “Interest Payments on Borrowed Funds” additionally represents interest and fees estimated to be accrued on our $250.0 million in aggregate principal amount of notes due 2024, which bear interest at an annual rate of 3.900%, payable semi-annually, our $325.0 million in aggregate principal amount of notes due 2026, which bear interest at an annual rate of 2.850%, payable semi-annually and our $160.0 million of committed leverage from the SBA, which SBA debentures, once drawn, bear an interim interest rate of LIBOR plus 30 basis points, are non-recourse and may be prepaid at any time without penalty, and assumes that the committed leverage from the SBA is fully drawn. When we borrow money or issue preferred stock, all of our interest and preferred stock dividend payments are indirectly borne by our common stockholders.
(8)
“Other Expenses” includes our estimated overhead expenses, including expenses of our Advisor reimbursable under the investment management agreement and of the Administrator reimbursable under the administration agreement except for certain administration overhead costs which are not currently contemplated to be charged to us. Such expense estimate, other than the Administrator expenses, is based on actual other expenses for the twelve month period ended December 31, 2022.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(1)	$112	$274	$423	$746
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(2)	$112	$274	$423	$746

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2022, 84.3% of our total assets were invested in qualifying assets.

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

As of December 31, 2022, 0.1% of our investments were categorized as Level 1, 5.7% were categorized as Level 2, 94.0% were Level 3 investments valued based on valuations by independent third-party sources, and 0.2% were Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the year ended December 31, 2022, we invested approximately $338.3 million, comprised of new investments in 35 new and 15 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $323.0 million, or 95.5% of total acquisitions, were in senior secured loans, $8.8 million, or 2.6% of total acquisitions, were in senior secured notes, and $0.7 million, or 0.2% of total acquisitions, were in unsecured debt securities. The remaining $5.8 million (1.7% of total acquisitions) was comprised of equity investments, including $1.8 million in equity interest in a portfolio of lease assets. Additionally, we received approximately $481.5 million in proceeds from sales or repayments of investments during the year ended December 31, 2022.

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

At December 31, 2022, our investment portfolio of $1,609.6 million (at fair value) consisted of 136 portfolio companies and was invested 88.2% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 83.9% in senior secured loans, 4.3% in senior secured notes and 11.8% in equity investments. Our average portfolio company investment at fair value was approximately $11.8 million. Our largest portfolio company investment by value was approximately 6.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 20.1% of our portfolio at December 31, 2022.

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

The industry composition of our portfolio at fair value at December 31, 2022 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.9%
Diversified Financial Services	12.4%
Diversified Consumer Services	12.2%
Software	11.5%
Professional Services	7.5%
Health Care Technology	4.5%
Media	3.8%
Capital Markets	3.0%
Construction and Engineering	2.7%
Healthcare Providers and Services	2.5%
Road and Rail	2.5%
Textiles, Apparel and Luxury Goods	2.4%
Automobiles	2.2%
Technology Hardware, Storage & Peripherals	1.9%
IT Services	1.9%
Specialty Retail	1.5%
Paper and Forest Products	1.2%
Insurance	1.2%
Diversified Telecommunication Services	1.1%
Trading Companies & Distributors	1.0%
Other	8.1%
Total	100.0%

The weighted average effective yield of our debt portfolio was 12.7% at December 31, 2022 and 9.2% at December 31, 2021. The weighted average effective yield of our total portfolio was 11.9% at December 31, 2022 and 8.7% at December 31, 2021. At December 31, 2022, 93.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 6.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.9% at December 31, 2022. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2022, representing 2.0% of the portfolio at fair value and 4.2% at cost. At December 31, 2021, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.3% at December 31, 2021. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2021, representing 0.9% of the portfolio at fair value and 1.7% at cost.

Results of operations

Investment income

Investment income totaled $181.0 million, $165.1 million and $172.1 million, respectively, for the years ended December 31, 2022, 2021 and 2020, of which $172.8 million, $155.7 million and $161.7 million were attributable to interest and fees on our debt investments, $7.2 million, $7.8 million and $2.5 million to dividend income and $1.0 million, $1.6 million and $7.9 million to other income, respectively. Included in interest and fees on our debt investments were $8.3 million, $7.0 million and $8.4 million of non-recurring income related to prepayments for the years ended December 31, 2022, 2021 and 2020, respectively. Included in other income were $0.5 million, $0.0 million and $4.5 million in amendment fees during the years ended December 31, 2022, 2021 and 2020, respectively. The increase in investment income for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflects an increase in interest income due to the rise in LIBOR/SOFR rates, partially offset by the lower other income received during the year ended December 31, 2022. The decrease in investment income for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily reflects a decrease in interest income due to the decline in LIBOR rates and the lower other income received, partially offset by the higher dividend income during the year ended December 31, 2021.

Expenses

Total operating expenses for the years ended December 31, 2022, 2021 and 2020 were $92.6 million $92.6 million and $88.9 million, respectively, comprised of $39.4 million, $41.0 million and $41.2 million in interest expense and related fees, $26.2 million, $25.7 million and $23.8 million in base management fees, $18.8 million, $17.7 million and $15.3 million in incentive fee expense, $1.8 million, $1.9 million and $2.2 million in administrative expenses, $1.8 million, $1.7 million and $1.8 million in professional fees, and $4.6 million, $4.6 million and $4.5 million in other expenses, respectively. The expenses in the year ended December 31, 2022 were in line with the year ended December 31, 2021. The increase in expenses in the year ended December 31, 2021 compared to the year ended December 31, 2020 reflects the higher base management fees and incentive fee expense during the year ended December 31, 2021.

Net investment income

Net investment income was $88.4 million, $72.5 million and $83.2 million, respectively, for the years ended December 31, 2022, 2021 and 2020. The increase in net investment income for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflects the increase in total investment income in the year ended December 31, 2022. The decrease in net investment income for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily reflects the decrease in total investment income and increase in expenses in the year ended December 31, 2021.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2022, 2021 and 2020 was $(18.2) million, $4.3 million and $(5.5) million, respectively. Net realized losses for the year ended December 31, 2022 was comprised primarily of a $13.8 million loss from reorganization of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.2 million gain from the exit of our debt investment in CORE Entertainment. Net realized gains for the year ended December 31, 2021 reflect a $8.8 million gain from the dispositon of our One Sky equity position and a $6.5 million gain on the partial sale of our equity investment in Edmentum, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint and a $5.5 million loss from the sale of a portion of our investment in Credit Suisse AG. Net realized loss for the year ended December 31, 2020 was comprised primarily of a $15.6 million loss from the restructuring of AGY and a $2.4 million loss on the disposition of our investment in V Telecom, partially offset by the $9.3 million gain from the disposition of a portion of our investment in Edmentum and a $4.9 million gain on the disposition of our investment in STG-Fairway (First Advantage), exclusive of prepayment income earned. Our loans to AGY generated significant interest income prior to the restructuring.

For the years ended December 31, 2022, 2021 and 2020, the change in net unrealized appreciation (depreciation) was $(79.4) million, $63.2 million and $(3.9) million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2022 primarily reflects $34.3 million in unrealized losses from Autoalert, $14.9 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $11.1 million of unrealized losses on Edmentum, as well as unrealized losses across the portfolio from widening market spreads, offset by $20.9 million in unrealized gains on our investment in 36th Street Capital, $13.9 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl and $12.3 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2021 was primarily driven by $45.0 million in unrealized gains on our investment in Edmentum, $9.8 million in unrealized gains on CORE Entertainment, $6.8 million in unrealized gains on our investment in Razor and a $7.0 million reversal of previously recognized unrealized losses from the sale of Credit Suisse AG, partially offset by a $11.1 million reversal of previously recognized unrealized gains on One Sky and $9.1 million in reversal of previously recognized unrealized gains on Amteck. The change in net unrealized appreciation(depreciation) for the year ended December 31, 2020 was primarily driven by net spread widening and volatility across our portfolio related to the market impact of COVID-19 including a $9.2 million unrealized loss on Fishbowl, a $6.7 million unrealized loss on our investment in Credit Suisse notes and a $5.5 million loss on GlassPoint Solar, partially offset by a gain of $8.9 million on our investment in Amteck, $8.7 million on our investment in Avanti, $5.9 million on our investment in Domo and a gain of $5.0 million on our investment in One Sky.

Incentive compensation

Incentive fees for the years ended December 31, 2022, 2022 and 2020 were $18.8 million, $17.7 million and $15.3 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the year ended December 31, 2021 included $1.9 million (3/6) of the First Quarter 2020 Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the year ended December 31, 2022, 2021 and 2020.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(9.2) million, $133.8 million and $71.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The lower net increase in net assets resulting from operations during the year ended December 31, 2022 was primarily due to the higher realized and unrealized losses compared to the net realized and unrealized gains, partially offset by higher net investment income compared to the year ended December 31, 2021. The higher net increase in net assets resulting from operations during the year ended December 31, 2021 was primarily due to the net realized and unrealized gains compared to the net realized and unrealized losses during the year ended December 31, 2020, partially offset by the $6.2 million realized loss on the extinguishment of the 2022 Notes.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 27, 2022, to be in effect through the earlier of two trading days after our fourth quarter 2022 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the years ended December 31, 2022 and 2021.

Total leverage outstanding and available under the combined Leverage Program at December 31, 2022 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$123,889,980	$176,110,020	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,997,527	—	248,997,527
2026 Notes ($325 million par)	2026	2.850%		326,174,734	—	326,174,734
Total leverage				949,062,241	$286,110,020	$1,235,172,261
Unamortized issuance costs				(5,056,427)
Debt, net of unamortized issuance costs				$944,005,814

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2022, $7.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $16.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2022, the Company’s asset coverage ratio was 193%.

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

Net cash provided by operating activities during the year ended December 31, 2022 was $204.0 million, consisting primarily of the settlement of dispositions of investments (net of acquisitions) of $130.0 million and net investment income (net of non-cash income and expenses) of approximately $74.0 million.

Net cash used in financing activities was $141.1 million during the year ended December 31, 2022, consisting primarily of $140.0 million in repayment of unsecured notes and $70.5 million in dividends paid to common shareholders, offset by $69.4 million in credit facility draws (net of repayments).

At December 31, 2022, we had $82.4 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2022, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the years ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
November 3, 2022	December 16, 2022	December 30, 2022	Regular	0.32	18,485,525
December 15, 2022	December 29, 2022	January 12, 2023	Special	0.05	2,888,363
				$1.27	$73,364,425

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 25, 2021	March 17, 2021	March 31, 2021	Regular	$0.30	$17,330,179
May 5, 2021	June 16, 2021	June 30, 2021	Regular	0.30	17,330,179
August 2, 2021	September 16, 2021	September 30, 2021	Regular	0.30	17,330,179
November 3, 2021	December 17, 2021	December 31, 2021	Regular	0.30	17,330,179
				$1.20	$69,320,716

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

Recent Developments

From January 1, 2023 through February 27, 2023, the Company has invested approximately $76.9 million primarily in 9 senior secured loans with a combined effective yield of approximately 11.9%.

On February 15, 2023, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2023 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 28, 2023, the Company’s board of directors declared a first quarter dividend of $0.32 per share payable on March 31, 2023 to stockholders of record as of the close of business on March 17, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2022, 93.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2021, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.9%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2022 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$36,086,862	$0.62
Up 200 basis points	24,057,907	0.42
Up 100 basis points	12,028,954	0.21
Down 100 basis points	(12,005,766)	(0.21)
Down 200 basis points	(24,011,531)	(0.42)
Down 300 basis points	(35,726,536)	(0.62)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Blackrock TCP Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes and consolidating schedules and statements listed in Index Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by Tennenbaum Capital Partners, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $1,516,829,426 as of December 31, 2022.

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

February 28, 2023

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blackrock TCP Capital Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 28, 2023

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,474,146,428 and $1,637,897,868, respectively)	$1,402,764,659	$1,638,843,507
Non-controlled, affiliated investments (cost of $37,132,993 and $37,457,524, respectively)	69,089,697	97,207,404
Controlled investments (cost of $158,500,500 and $146,247,518, respectively)	137,733,285	105,087,211
Total investments (cost of $1,669,779,921 and $1,821,602,910, respectively)	1,609,587,641	1,841,138,122

Cash and cash equivalents	82,435,171	19,552,273
Interest, dividends and fees receivable	20,903,797	20,061,104
Deferred debt issuance costs	3,597,236	4,786,736
Receivable for investments sold	—	6,024,981
Prepaid expenses and other assets	2,826,004	2,666,111
Total assets	1,719,349,849	1,894,229,327

Liabilities
Debt (net of deferred issuance costs of $5,056,427 and $6,878,110, respectively)	944,005,814	1,012,461,340
Interest and debt related payables	9,260,738	10,863,683
Management fees payable	6,084,202	6,304,176
Incentive fees payable	4,883,575	3,742,443
Distributions payable	2,888,363	—
Payable for investments purchased	1,937,465	28,994,390
Reimbursements due to the Advisor	1,498,733	942,094
Accrued expenses and other liabilities	2,037,169	1,464,565
Total liabilities	972,596,059	1,064,772,691

Commitments and contingencies (Note 5)

Net assets	$746,753,790	$829,456,636

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$57,767	$57,767
Paid-in capital in excess of par	967,890,570	966,409,911
Distributable earnings (loss)	(221,194,547)	(137,011,042)
Total net assets	746,753,790	829,456,636
Total liabilities and net assets	$1,719,349,849	$1,894,229,327
Net assets per share	$12.93	$14.36

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$157,012,042	$143,005,804	$141,433,940
Non-controlled, affiliated investments	148,805	127,247	2,533,862
Controlled investments	7,710,565	6,678,789	6,378,826
PIK income:
Non-controlled, non-affiliated investments	7,899,134	5,839,520	7,554,503
Non-controlled, affiliated investments	—	—	3,757,086
Dividend income:
Non-controlled, non-affiliated investments	1,017,828	1,131,568	—
Non-controlled, affiliated investments	2,357,066	4,599,288	—
Controlled investments	3,794,889	2,110,976	2,473,865
Lease income:
Controlled investments	—	—	38,136
Other income:
Non-controlled, non-affiliated investments	881,611	449,021	4,660,979
Non-controlled, affiliated investments	180,520	1,163,495	3,272,529
Total investment income	181,002,459	165,105,708	172,103,726

Operating expenses
Interest and other debt expenses	39,358,896	40,988,760	41,237,035
Management fees	26,259,584	25,719,938	23,806,418
Incentive fees	18,759,613	17,726,879	15,314,201
Professional fees	1,767,652	1,715,244	1,841,097
Administrative expenses	1,760,905	1,851,420	2,159,788
Director fees	1,090,654	982,111	857,789
Insurance expense	638,006	615,901	700,321
Custody fees	339,886	325,239	413,533
Other operating expenses	2,589,090	2,637,102	2,551,562
Total operating expenses	92,564,286	92,562,594	88,881,744

Net investment income	88,438,173	72,543,114	83,221,982

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(29,278,589)	(2,257,955)	618,133
Non-controlled, affiliated investments	11,172,439	6,545,598	(6,260,913)
Controlled investments	(124,801)	—	129,950
Net realized gain (loss)	(18,230,951)	4,287,643	(5,512,830)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(72,517,792)	13,083,276	(2,983,907)
Non-controlled, affiliated investments	(27,307,855)	53,937,566	44,680
Controlled investments	20,393,093	(3,854,536)	(958,524)
Net change in unrealized appreciation (depreciation)	(79,432,554)	63,166,306	(3,897,751)

Net realized and unrealized gain (loss)	(97,663,505)	67,453,949	(9,410,581)

Realized loss on extinguishment of debt	—	(6,206,289)	(2,436,913)

Net increase (decrease) in net assets resulting from operations	$(9,225,332)	$133,790,774	$71,374,488

Basic and diluted earnings (loss) per share	$(0.16)	$2.32	$1.23

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264	57,991,233

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)		Total Net Assets
Balance at December 31, 2019	58,766,426	$58,766	$997,379,362	$(221,119,742)		$776,318,386

Issuance of common stock from dividend reinvestment plan	838	1	6,252	—		6,253
Repurchase of common stock	(1,000,000)	(1,000)	(6,099,190)	—		(6,100,190)
Net investment income	—	—	—	83,221,982		83,221,982
Net realized and unrealized gain (loss)	—	—	—	(9,410,581)		(9,410,581)
Dividends paid to shareholders	—	—	—	(76,612,359)	(1)	(76,612,359)
Realized loss on extinguishment of debt	—	—	—	(2,436,913)		(2,436,913)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(11,313,222)	11,313,222		—
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)		$764,986,578

Net investment income	—	—	—	72,543,114		72,543,114
Net realized and unrealized gain (loss)	—	—	—	67,453,949		67,453,949
Dividends paid to shareholders	—	—	—	(69,320,716)	(1)	(69,320,716)
Realized loss on extinguishment of debt	—	—	—	(6,206,289)		(6,206,289)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(13,563,291)	13,563,291		—
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)		$829,456,636

Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	$—	$(3,309,596)	$3,196,507		$(113,089)
Net investment income	—	—	—	88,438,173		88,438,173
Net realized and unrealized gain (loss)	—	—	—	(97,663,505)		(97,663,505)
Dividends paid to shareholders	—	—	—	(73,364,425)	(1)	(73,364,425)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	4,790,255	(4,790,255)		—
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)		$746,753,790

(1)
Dividends paid to shareholders include a tax return of capital of $0, $13,563,291 and $11,313,222 for the years ended December 31, 2022, 2021 and 2020 respectively.
(2)
See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$(9,225,332)	$133,790,774	$71,374,488
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	18,230,951	(3,647,643)	5,512,830
Realized loss on extinguishment of debt	—	6,206,289	2,436,913
Change in net unrealized (appreciation) depreciation of investments	79,727,077	(63,381,925)	3,432,807
Net amortization of investment discounts and premiums	(9,558,688)	(9,927,682)	(9,572,245)
Amortization of original issue discount on debt	199,265	1,259,127	1,228,151
Interest and dividend income paid in kind	(7,899,134)	(6,948,182)	(11,311,589)
Amortization of deferred debt issuance costs	3,011,599	3,703,342	3,504,578
Changes in assets and liabilities:
Purchases of investments	(330,408,650)	(750,152,228)	(448,841,511)
Proceeds from disposition of investments	481,458,510	622,482,722	480,719,625
Decrease (increase) in interest, dividends and fees receivable	(842,693)	(4,489,456)	2,336,577
Decrease (increase) in receivable for investments sold	6,024,981	(5,746,244)	1,037,930
Decrease (increase) in prepaid expenses and other assets	(159,893)	(1,084,791)	1,431,168
Increase (decrease) in payable for investments purchased	(27,056,925)	(4,280,958)	20,217,902
Increase (decrease) in incentive fees payable	1,141,132	(1,278,351)	267,123
Increase (decrease) in interest and debt related payables	(1,602,945)	977,598	(951,036)
Increase (decrease) in reimbursements due to the Advisor	556,639	(402,662)	(246,895)
Increase (decrease) in management fees payable	(219,974)	550,829	324,272
Increase (decrease) in accrued expenses and other liabilities	572,604	(239,483)	(575,411)
Net cash provided by (used in) operating activities	203,948,524	(82,608,924)	122,325,677

Financing activities
Draws on credit facilities	572,601,699	915,466,136	504,025,619
Repayments of credit facility draws	(503,191,263)	(905,440,861)	(613,991,654)
Payments of debt issuance costs	—	(4,413,942)	(4,120,805)
Dividends paid to shareholders	(70,476,062)	(69,320,716)	(76,612,359)
Repayment of convertible notes	(140,000,000)	—	—
Repayment of unsecured notes	—	(180,740,000)	—
Proceeds from issuance of unsecured notes	—	326,604,000	49,625,500
Net cash provided by (used in) financing activities	(141,065,626)	82,154,617	(147,167,636)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	62,882,898	(454,307)	(24,841,959)
Cash and cash equivalents (including restricted cash) at beginning of period	19,552,273	20,006,580	44,848,539
Cash and cash equivalents (including restricted cash) at end of period	$82,435,171	$19,552,273	$20,006,580

Supplemental cash flow information
Interest payments	$36,920,429	$33,477,920	$36,211,671
Distributions payable	$2,888,363	$—	$—

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Airlines
Mesa Airlines, Inc.	First Lien Incremental Term Loan	LIBOR(M)	2.00%	5.00%	9.38%	9/27/2023	$531,024	$529,625	$531,024	0.03%	N

Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	11.45%	4/15/2026	$6,537,976	6,458,830	6,537,976	0.39%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	11.39%	4/15/2026	$662,974	656,491	662,974	0.04%	G/N
Autoalert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.25%	8.75%	12.46%	2/15/2023	$61,737,067	61,724,678	28,399,050	1.67%	C/N
								68,839,999	35,600,000	2.10%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	4/30/2027	$6,179,837	6,082,271	6,216,916	0.36%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	4/30/2027	$963,102	948,389	968,881	0.06%	N
								7,030,660	7,185,797	0.42%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	11.98%	2/7/2025	$21,791,007	21,330,811	22,008,917	1.30%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	11.61%	2/7/2025	$24,415,870	23,535,145	24,415,870	1.45%	N
								44,865,956	46,424,787	2.75%
Commercial Services & Supplies
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2028	$361,594	352,873	353,169	0.02%	N
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.49%	8/23/2028	$94,750	88,844	88,925	0.01%	N
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2027	$—	(1,372)	(1,357)	—	K/N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$7,767,802	7,666,578	7,224,056	0.43%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$—	(8,306)	(93,047)	-0.01%	K/N
								8,098,617	7,571,746	0.45%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$85,717	58,232	8,572	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$257,153	174,697	25,715	0.01%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$968,913	633,949	24,223	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$305,428	207,493	—	—	C/H/N
								1,074,371	58,510	0.01%
Construction and Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$8,915,215	8,736,911	8,594,267	0.52%	N
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$—	(29,212)	(52,581)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$—	(58,423)	(105,162)	-0.01%	K/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.50%	11.36%	11/23/2027	$3,552,660	3,458,253	3,384,484	0.20%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.12%	11/23/2027	$138,097	124,889	115,311	0.01%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	11.54%	11/23/2027	$1,695,068	1,659,692	1,639,131	0.10%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(M)	1.00%	10.00%	11.07%	3/11/2027	$4,794,539	4,747,519	4,789,265	0.28%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	10.00%	11.07%	2/22/2026	$4,983,707	4,983,707	4,978,225	0.29%	N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$2,161,987	2,133,477	2,114,424	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$6,429,702	6,345,923	6,288,249	0.37%	N
								32,102,736	31,745,613	1.88%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$7,500,000	$7,319,662	$7,312,500	0.43%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$—	(59,287)	(62,500)	—	K/N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	12.67%	12/14/2027	$7,027,699	6,888,178	6,887,145	0.41%	N
								14,148,553	14,137,145	0.84%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.05%	12/14/2029	$11,969,577	11,723,498	11,095,797	0.66%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	12.05%	12/14/2029	$1,110,271	1,087,786	1,029,222	0.06%	N
								12,811,284	12,125,019	0.72%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.50%	13.91%	6/30/2026	$7,001,885	6,899,214	6,490,748	0.38%	N

Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.23%	3/15/2027	$20,800,000	20,481,244	20,616,000	1.22%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.78%	9/14/2029	$462,264	452,289	452,187	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.78%	9/15/2027	$—	(799)	(808)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	14.21%	4/30/2025	$39,269,210	39,479,357	37,672,005	2.22%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$4,653,062	4,653,062	5,006,695	0.30%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	15.73%	11/23/2025	$17,748,723	17,458,552	17,499,523	1.03%	H/N
Thras.io, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$23,414,209	23,112,939	20,750,844	1.23%
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$9,789,913	9,520,360	7,676,715	0.45%
Whele, LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	(8.50% Cash + 3.00% PIK	16.20%	10/15/2025	$19,398,793	19,497,939	18,021,479	1.07%	N
								134,654,943	127,694,640	7.55%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$8,209,065	8,183,608	8,100,705	0.48%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$—	(1,215)	(9,552)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$50,131,437	50,131,437	50,131,437	2.96%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$1,417,619	1,386,895	1,380,761	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.08%	8/29/2029	$—	(2,660)	(1,857)	—	K/N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.83%	8/31/2028	$—	(2,631)	(3,219)	—	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$—	(3,325)	(4,024)	—	K/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	9.50%	9.50%	4/12/2025	$1,573,042	1,573,042	1,415,738	0.08%	E/H/I/N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$696,464	683,182	676,127	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$—	(3,650)	(5,663)	—	K/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	12.93%	7/5/2026	$17,633,544	17,383,495	17,175,072	1.02%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$223,806	221,696	212,406	0.01%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$—	(119)	(650)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	13.91%	2/11/2025	$43,629,951	43,101,443	42,800,982	2.53%	H/L/N
								122,651,198	121,868,263	7.20%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	12.66%	11/1/2025	$25,846,154	25,728,438	17,236,154	1.02%	N

Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	12/31/2023	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2023	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2023	$5,535,517	5,535,517	1,862,701	0.11%	D/F/H/N
								14,224,535	1,964,016	0.12%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$8,147,541	$8,028,671	$7,699,426	0.46%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$—	(7,913)	(29,949)	—	K/N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	11.99%	3/14/2024	$13,783,122	13,676,548	13,562,592	0.80%	N
CareATC, Inc.	Sr Secured Revolver	LIBOR(S)	1.00%	7.25%	9.73%	3/14/2024	$607,288	604,277	597,571	0.04%	N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$23,802,071	23,397,473	22,849,988	1.35%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$—	(25,389)	(70,011)	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	12.23%	9/21/2026	$1,361,111	1,338,046	1,374,722	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	11.74%	10/2/2028	$5,727,820	5,703,837	5,395,606	0.32%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	10.75%	7/23/2024	$20,250,000	20,138,494	19,784,250	1.16%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	10.29%	7/23/2024	$2,250,000	2,238,653	2,198,250	0.13%	N
								75,092,697	73,362,445	4.34%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	11.68%	6/28/2028	$4,505,060	4,428,186	3,535,571	0.21%	L/N
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.87%	8/19/2027	$6,250	5,958	5,706	—	N
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.18%	8/19/2027	$341,602	338,323	335,658	0.02%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$10,340,600	10,152,047	10,010,735	0.59%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$—	(70,579)	(126,294)	-0.01%	K/N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	13.93%	11/13/2028	$27,855,847	27,164,042	26,463,055	1.57%	G/N
								42,017,977	40,224,431	2.38%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.84%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.72%	F/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.68%	6/3/2027	$230,903	226,708	224,899	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.68%	6/3/2027	$—	(328)	(481)	—	H/K/N
								12,315,959	12,313,997	0.73%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2029	$1,818,182	1,783,546	1,743,636	0.10%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$303,030	294,326	284,394	0.02%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2028	$—	(4,291)	(9,318)	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$10,254,564	10,077,026	10,172,528	0.60%	N
Integrity Marketing Acquisition, LLC	Sr Secured Incremental Revolver	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$—	(786,502)	(82,037)	—	K/N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	10.63%	10/1/2026	$4,834,127	4,769,068	4,519,909	0.27%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(M)/PRIME	1.00%	6.25%	11.21%	10/1/2026	$458,333	450,271	417,708	0.02%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.12%	11/1/2028	$852,857	841,089	814,479	0.05%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	11.11%	11/1/2028	$1,860,573	1,831,392	1,764,330	0.10%	N
								19,255,925	19,625,629	1.16%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	PRIME	0.75%	5.25%	12.25%	12/29/2027	$964,286	898,056	897,750	0.05%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	13.21%	12/14/2028	$12,141,870	11,996,183	9,652,787	0.58%	G/N
								12,894,239	10,550,537	0.63%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	10.64%	10/31/2025	$1,112,098	$1,094,116	$1,112,098	0.07%	N
Acquia, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	10.74%	10/31/2025	$25,299,735	24,992,125	25,299,735	1.50%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.86%	8/22/2027	$5,717,940	5,663,515	5,637,889	0.33%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	13.26%	10/25/2029	$20,715,038	20,337,084	18,643,534	1.10%	N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	12.81%	4/1/2025	$56,241,443	56,101,006	55,791,511	3.27%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,109,912	620,035	2,882,889	0.17%	N
Gympass US, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.00% Cash + 4.00% PIK	12.77%	7/8/2027	$508,896	504,226	500,245	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% cash + 2.50% PIK	11.58%	6/8/2028	$7,555,674	7,415,417	7,381,138	0.44%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$2,152,739	1,937,465	2,012,811	0.12%
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	12.67%	7/27/2029	$20,000,000	19,751,604	15,900,000	0.94%	G
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	11.12%	6/10/2027	$8,782,078	8,724,912	7,769,872	0.46%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	11.12%	6/10/2027	$8,608,961	8,496,728	8,148,381	0.48%	L/N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	11.83%	4/6/2027	$32,582,872	32,075,239	31,312,141	1.85%	N
Pluralsight, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	8.00%	12.36%	4/6/2027	$1,208,564	1,174,147	1,114,296	0.07%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	12.38%	4/2/2027	$9,903,019	9,773,676	9,625,734	0.57%	N
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	9.92%	3/9/2028	$8,143,975	7,965,825	7,876,038	0.47%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	8.55%	10/1/2024	€7,500,000	8,221,114	7,783,454	0.46%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.58%	8/16/2029	$462,462	453,467	448,450	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	10.58%	8/16/2028	$—	(704)	(1,092)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	11.46%	1/24/2028	$508,856	499,502	494,506	0.03%	H/I/N
Suited Connector, LLC	Sr Secured Revolver	LIBOR(S)	1.00%	6.00%	10.98%	12/1/2027	$568,182	558,631	455,682	0.03%	N
Suited Connector, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$3,490,057	3,429,466	2,799,026	0.17%	N
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$—	(13,985)	(168,750)	-0.01%	K/N
								219,774,611	212,819,588	12.58%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$450,000	438,988	436,500	0.03%	N
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$—	(1,089)	(1,350)	—	K
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	13.15%	5/28/2029	$15,000,000	14,874,842	13,875,000	0.82%	N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.58%	12/29/2028	$14,908,635	14,461,662	14,461,376	0.85%	N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.58%	12/30/2027	$—	(32,098)	(32,098)	—	K/N
Xactly Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	11.99%	7/31/2023	$14,671,682	14,627,537	14,671,682	0.87%	N
Xactly Corporation	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.64%	7/31/2023	$854,898	849,211	854,898	0.05%	N
								45,219,053	44,266,008	2.62%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	13.16%	6/15/2024	$64,693	64,403	62,623	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	13.66%	6/15/2024	$129,778	129,213	125,625	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.75% cash + 3.50% PIK	13.66%	6/15/2024	$1,788,770	1,779,707	1,731,530	0.10%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	11.76%	5/25/2027	$99,500	96,138	98,132	0.01%	J
								2,069,461	2,017,910	0.12%
Machinery
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$6,555,187	6,326,692	6,325,755	0.37%	N
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$—	(19,027)	(19,119)	—	K/N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$—	(30,443)	(30,591)	—	K/N
Sonny's Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.99%	8/5/2026	$3,715,700	3,662,754	3,752,857	0.22%	N
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	10.99%	8/5/2026	$10,016,732	9,875,324	10,116,899	0.60%	N
								19,815,300	20,145,801	1.19%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Media
Khoros, LLC (Lithium)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	12.06%	1/3/2024	$28,016,636	$27,815,415	$27,624,404	1.63%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	SOFR(Q)	1.00%	8.00%	10.53%	1/3/2024	$661,121	648,192	637,982	0.04%	N
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	11.38%	10/19/2026	$14,500,000	14,104,319	10,856,875	0.64%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	—	10.10%	5/1/2024	$12,819,528	12,742,240	12,154,309	0.72%	L/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$379,050	374,456	361,614	0.02%	N
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$—	(1,460)	(5,520)	—	K/N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	8.14%	8/23/2026	$10,331,869	10,157,200	9,577,643	0.57%	N
								65,840,362	61,207,307	3.62%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	13.75%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.08%	B/N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$20,184,544	19,841,042	19,213,667	1.14%	N
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$178,802	174,001	170,202	0.01%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$—	(4,465)	(8,613)	—	K/N
								20,010,578	19,375,256	1.15%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.00%	8.26%	9/20/2025	$15,283,420	15,259,441	15,283,420	0.90%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	8.26%	9/30/2025	$—	(7,753)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	8.75%	6/1/2025	$8,146,376	7,567,314	4,466,903	0.26%	C/G
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	11.84%	4/26/2030	$7,500,000	7,359,282	6,924,998	0.41%
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	11.88%	5/14/2029	$10,000,000	9,919,358	9,590,000	0.57%	N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$4,166,667	4,096,289	4,008,750	0.24%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.25%	11.52%	8/18/2028	$4,449,002	4,373,036	4,372,479	0.26%	N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$—	(18,180)	(41,945)	—	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	11.02%	8/18/2028	$—	(6,520)	(15,040)	—	K/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$18,590,586	18,362,455	18,144,413	1.07%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$26,409,413	26,063,403	25,775,587	1.52%	H/L/N
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(M)	1.50%	7.00%	11.81%	3/1/2024	$29,000,000	28,800,422	28,565,000	1.69%	L/N
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	11.13%	8/4/2026	$2,666,667	2,653,075	2,560,000	0.15%	N
								124,421,622	119,634,565	7.07%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	9.05%	3/2/2026	$4,666,667	4,666,667	4,610,667	0.27%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$8,181,818	8,033,414	8,034,545	0.47%	N
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$—	(199,825)	(212,727)	-0.01%	K/N
								12,500,256	12,432,485	0.73%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	11.03%	4/8/2025	$29,880,937	29,588,102	29,671,771	1.76%	N
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.25%	10.94%	4/8/2025	$10,119,063	10,009,446	10,048,229	0.59%	N
								39,597,548	39,720,000	2.35%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	10.67%	12/29/2027	$5,494,916	$5,398,475	$5,215,582	0.31%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.42%	12/29/2026	$955,261	723,341	794,833	0.05%	N
								6,121,816	6,010,415	0.36%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	11.88%	12/29/2025	$6,933,486	6,879,278	6,814,230	0.40%	N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.44%	3/11/2027	$25,095,612	24,863,294	24,869,751	1.46%	N
Aras Corporation	Sr Secured Revolver	LIBOR(S)	1.00%	6.50%	9.50%	4/13/2027	$290,778	278,104	257,629	0.02%	N
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	10.94%	4/13/2027	$12,617,624	12,448,640	12,138,154	0.72%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	14.25%	4/30/2026	$1,354,523	1,318,492	1,308,229	0.08%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.00%	4/30/2026	$12,916,507	12,643,518	12,567,761	0.74%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$2,833,333	2,798,816	2,746,350	0.16%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$54,686	51,425	46,158	—	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$103,311	100,015	94,783	0.01%	N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	9.89%	2/28/2024	$3,188,631	3,176,216	3,171,412	0.19%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	9.89%	2/28/2024	$23,383,293	23,362,751	23,257,023	1.37%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.50%	9.89%	2/28/2024	$265,719	261,918	259,980	0.02%	N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.37%	1/6/2026	$5,432,783	5,389,945	5,379,542	0.32%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.12%	1/6/2026	$2,758,041	2,731,501	2,731,012	0.16%	H/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.40%	8/30/2028	$362,133	354,405	349,821	0.02%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.90%	8/30/2028	$—	(762)	(1,220)	—	K/N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2026	$4,190,378	4,152,336	4,139,675	0.24%	L/N
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	11.55%	5/6/2026	$2,514,227	2,478,477	2,463,523	0.15%	L/N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.46%	7/9/2029	$259,207	254,404	250,912	0.01%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.40%	7/9/2029	$200,257	196,523	193,849	0.01%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.83%	7/9/2029	$—	(864)	(1,477)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)/SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.34%	12/17/2027	$3,873,660	3,807,368	3,757,451	0.22%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.28%	12/17/2027	$—	(11,038)	(20,000)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.28%	12/17/2027	$—	(5,519)	(10,000)	—	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$1,000,000	975,863	966,200	0.06%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$1,635,938	1,612,469	1,586,859	0.09%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$—	(1,388)	(3,000)	—	K/N
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$—	(1,388)	(3,000)	—	K/N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	(5.50% Cash + 3.25% PIK	12.99%	11/1/2027	$6,193,721	6,070,623	6,069,846	0.36%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.49%	9/15/2025	$6,798,242	6,708,885	6,625,567	0.39%	N
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	11.38%	9/24/2026	$4,513,081	4,442,490	4,332,558	0.26%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software (continued)
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.25%	3/31/2027	$10,790,689	10,628,613	10,596,456	0.63%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.25%	3/31/2027	$—	(16,517)	(20,939)	—	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	10.71%	5/9/2028	$15,366,421	15,083,444	14,910,039	0.88%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.71%	5/9/2028	$—	(28,627)	(47,572)	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.13%	10.85%	8/31/2027	$10,175,926	9,997,599	10,002,935	0.59%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.13%	10.85%	8/31/2026	$—	(19,255)	(21,352)	—	K/N
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.82%	8/2/2027	$20,973,180	20,512,363	20,343,985	1.20%	N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$382,011	374,395	374,370	0.02%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$—	(1,875)	(1,910)	—	K/N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$—	(773)	(786)	—	K/N
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	10.85%	12/21/2027	$1,550,239	1,524,752	1,454,124	0.09%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	10.85%	12/21/2027	$—	(6,146)	(22,963)	—	K/N
Zilliant Incorporated	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	10.35%	12/21/2027	$—	(2,458)	(9,185)	—	K/N
								185,382,312	183,896,780	10.87%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	10.23%	2/12/2025	$903,665	$854,187	$838,150	0.05%	G
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,693,296	18,320,000	1.08%	E/G/N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	10.29%	7/2/2026	$4,843,750	4,770,790	4,616,094	0.27%	N
								25,318,273	23,774,244	1.40%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	11.68%	2/17/2026	$31,114,286	30,621,766	29,994,171	1.77%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.93%	9/8/2027	$15,555,556	15,364,765	15,499,556	0.92%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.93%	9/8/2027	$—	(22,804)	(7,000)	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	11.23%	10/12/2023	$24,812,500	24,685,686	22,455,312	1.32%	N
								40,027,647	37,947,868	2.24%
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	11.88%	4/8/2027	$10,153,647	9,983,551	9,729,224	0.58%	N
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	11.88%	4/8/2027	$—	(54,446)	(141,474)	-0.01%	K/N
								9,929,105	9,587,750	0.57%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/17/2026	$9,875,000	9,682,978	9,562,950	0.57%	H/N

Total Debt Investments - 190.2% of Net Assets								1,512,893,754	1,420,427,739	83.95%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Warrants to Purchase LLC Interest	6/28/2030	7	2,910,423	—	—	D/E/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units	2/7/2030	287	645,121	1,671,461	0.10%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock		1,786,785	485,322	—	—	B/D/E/N
AGY Equity, LLC	Class B Preferred Stock		1,250,749	—	—	—	B/D/E/N
AGY Equity, LLC	Class C Common Stock		982,732	—	—	—	B/D/E/N
				485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock		364	—	—	—	D/E/H/N/O

Construction & Engineering
Hylan Novellus LLC	Class A Units		117,124	13,817,817	12,230,088	0.72%	D/E/N

Diversified Consumer Services
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares	11/23/2028	135	—	275,458	0.02%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock	10/15/2027	134,500	—	749,165	0.04%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	516	—	1,992,877	0.12%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares	4/28/2028	158	—	908,631	0.05%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units		17,858,122	17,724,660	32,391,197	1.92%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units		17,858,122	13,421,162	32,391,197	1.91%	B/D/E/N
				31,145,822	68,708,525	4.06%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		26,902,397	26,902,397	56,272,000	3.34%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,550,591	17,425,790	16,146,544	0.95%	E/F/I/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock	3/14/2032	174,897	—	84,160	—	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock	3/14/2032	87,449	—	67,520	—	D/E/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	656,020	0.04%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		4,807,739	4,807,739	4,929,560	0.29%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	834,635	0.05%	D/E/H/N
				49,596,412	78,990,439	4.67%

Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	13,000	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock		257,369	153,398	236,000	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock		500,000	500,000	255,000	0.02%	D/E/N
				11,098,416	504,000	0.03%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,687,071	0.16%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer	Instrument			Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units			5/27/2027	604,479	787,032	577,277	0.03%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	709,038	0.04%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock			1/30/2029	1,125,000	287,985	528,375	0.03%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,062,500	508,805	994,321	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	1,718,934	0.10%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	1,438,612	0.09%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,712,638	0.10%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	73,400	—	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	4,600,000	0.28%	D/E/N
						3,501,826	11,775,318	0.70%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	60,188	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	73,257	—	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	616,576	0.04%	D/E/H/N
						144,327	689,833	0.04%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	2,983,163	0.18%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	72,015	—	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	552,432	0.03%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Preferred Stock			3/29/2023	800,000	605,266	261,441	0.02%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	5,678	—	24,075	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/26/2027	1,712,930	577,843	619,621	0.04%	D/E/N
						577,843	643,696	0.04%

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50% PIK		7,108	7,926,299	6,752,955	0.40%	E/N

Total Equity Securities - 25.3% of Net Assets						156,886,167	189,159,902	11.18%

Total Investments - 215.5% of Net Assets						$1,669,779,921	$1,609,587,641	95.13%

Cash and Cash Equivalents - 11.1% of Net Assets							$82,435,171	4.87%

Total Cash and Investments - 226.6% of Net Assets							$1,692,022,812	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2022

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $338,307,784 and $481,458,510, respectively, for the year ended December 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2022 was $1,608,277,251 or 95.0% of total cash and investments of the Company. As of December 31, 2022, approximately 15.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2021

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

At December 31, 2022, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$781,051	$781,051
2	Other direct and indirect observable market inputs (3)	91,977,164	—	—	91,977,164
3	Independent third-party valuation sources that employ significant unobservable inputs	1,258,052,376	68,451,437	187,504,790	1,514,008,603
3	Valuation Designee valuations with significant unobservable inputs	531,024	1,415,738	874,061	2,820,823
Total		$1,350,560,564	$69,867,175	$189,159,902	$1,609,587,641

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,143,846,175	Income approach	Discount rate	9.4% - 19.5% (13.8%)
	82,058,774	Market quotations	Indicative bid/ask quotes	1 (1)
	26,289,104	Market comparable companies	Revenue multiples	1.0x - 1.4x (1.2x)
	1,324,140	Market comparable companies	EBITDA multiples	3.8x (3.8x)
	5,065,205	Option Pricing Model	EBITDA/Revenue multiples	2.8x (2.8x)
			Implied volatility	20.0% - 65.0% (64.5%)
			Term	1.8 years - 2.3 years (2.2 years)
Other Corporate Debt	25,065,719	Market comparable companies	Book value multiples	1.5x (1.5x)
	18,320,000	Income approach	Discount rate	15.3% (15.3%)
	26,481,456	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	6,752,959	Income approach	Discount rate	13.9% (13.9%)
	30,823,071	Market quotations	Indicative bid/ask quotes	1 (1)
	19,060,180	Option Pricing Model	EBITDA/Revenue multiples	2.5x - 12.5x (5.7x)
			Implied volatility	40.0% - 70.0% (59.7%)
			Term	0.3 years - 4.3 years (1.4 years)
	1,878,874	Market comparable companies	Revenue multiples	0.8x - 2.8x (1.3x)
	80,651,665	Market comparable companies	EBITDA multiples	3.0x - 13.5x (12.0x)
	44,282,544	Market comparable companies	Book value multiples	0.9x - 1.5x (1.3x)
	4,929,560	Other (2)	N/A	N/A
$1,516,829,426

(1)
Weighted by fair value
(2)
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,453,211,129	$61,266,010	$201,713,142	$1,716,190,281
Net realized and unrealized gains (losses)	(72,703,887)	(1,717,980)	(791,679)	(75,213,546)
Acquisitions (1)	316,725,939	8,903,407	6,617,242	332,246,588
Dispositions	(458,402,767)	—	(20,079,058)	(478,481,825)
Transfers into Level 3 (2)	20,461,019	—	—	20,461,019
Reclassifications within Level 3 (3)	(1,239,056)	—	45,143	(1,193,913)
Ending balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(72,087,245)	$(1,904,916)	$3,052,240	$(70,939,921)

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes
(3)
Comprised of one investment that was reclassified to Advisor Valuation and one that was reclassified from
Advisor Valuation

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$2,888,000	$2,197,030	$5,085,030
Net realized and unrealized gains (losses)	(5,994)	(15,342)	(1,089,420)	(1,110,756)
Acquisitions (1)	5,994	—	—	5,994
Dispositions	(708,032)	(1,456,920)	(188,406)	(2,353,358)
Reclassifications within Level 3 (2)	1,239,056	—	(45,143)	1,193,913
Ending balance	$531,024	$1,415,738	$874,061	$2,820,823

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(5,994)	$(5,304)	$(487,476)	$(498,774)

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of one investment that was reclassified to Advisor Valuation and one that was reclassified from
Advisor Valuation

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at December 31, 2022 or December 31, 2021.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at December 31, 2022 and December 31, 2021, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2022 and December 31, 2021 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

December 31, 2022

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

During the years ended December 31, 2022 and 2021, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

December 31, 2022

2. Summary of Significant Accounting Policies — (continued)

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2022 and December 31, 2021, the following permanent differences, primarily attributable to tax return of capital, amortization methods for premiums and discounts on fixed income securities and investments in partnerships, were reclassified as follows:

	December 31, 2022	December 31, 2021
Paid-in capital	$4,790,255	$(13,563,291)
Accumulated earnings	(4,790,255)	13,563,291

The tax character of distributions paid was as follows:

	December 31, 2022	December 31, 2021
Ordinary income	$73,364,425	$55,757,425
Tax return of capital	—	13,563,291
	$73,364,425	$69,320,716

The tax-basis components of distributable earnings (accumulated deficit) applicable to the common shareholders of the Company at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Undistributed ordinary income	$3,233,347	$—
Non-expiring capital loss carryforwards (1)	(176,325,662)	(158,543,623)
Net unrealized gains (losses) (2)	(48,102,232)	21,532,581
Total accumulated earnings (losses)	$(221,194,547)	$(137,011,042)

______________

(1) Amount available to offset future realized capital gains.

(2) The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of partnership income, and the accrual of income on securities in default.

As of December 31, 2022 and December 31, 2021, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2022	December 31, 2021
Tax basis of investments	$1,656,032,096	$1,818,611,255

Unrealized appreciation	$100,832,690	$118,437,592
Unrealized depreciation	(147,277,145)	(95,910,725)
Net unrealized appreciation (depreciation)	$(46,444,455)	$22,526,867

As of December 31, 2022, the following information is provided with respect to the ordinary income distributions paid by the Company.

December 31, 2022
Section 163(j) Interest Dividends(1)	$72,447,054
Interest Related Dividends for Non-U.S. Residents(2)	62,597,226

______________

(1)
Represents the maximum amount allowable by law as interest income eligible to be treated as Section 163(j) interest dividends.
(2)
Represents the maximum amount allowable as interest-related dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies — (continued)

Recent Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective and can be adopted by all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. The impact of the Company’s adoption under the modified retrospective basis required an adjustment of $0.1 million to opening net assets for the remaining unamortized discount on the 2022 Convertible Notes, an increase to our debt balance in the amount of $0.1 million as a result of the recombination of the equity conversion component of the 2022 Convertible Notes, and $0.1 million lower interest expense on the Consolidated Statements of Operations. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. Accordingly, the incentive compensation for any period may include amounts not earned in prior periods (due to the Company’s cumulative total return falling below the total return hurdle in such period), but subsequently earned when the Company’s cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). During the three months ended June 30, 2020, the Company incurred a Catchup Amount of approximately $3.9 million, comprised of amounts related to net investment income for the three months ended March 31, 2020 but not paid in such period due to a temporary decline in asset valuations (the “First Quarter Catchup Amount”). However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount was paid in each subsequent quarter as the Company’s cumulative performance exceeded the total return hurdle in such quarter. As of December 31, 2021, the Company's cumulative performance continued to exceed the total return hurdle, and as such the incentive fee for the year ended December 31, 2021 included $1.9 million, or the final (3/6) of the 2020 First Quarter Catchup Amount.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2022 and December 31, 2021, no such reserve was accrued.

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

December 31, 2022

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

Total debt outstanding and available at December 31, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$123,889,980	$176,110,020	$300,000,000	(3)
Funding Facility II	2025	L+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		248,997,527	—	248,997,527
2026 Notes ($325 million par)	2026	2.850%		326,174,734	—	326,174,734
Total leverage				949,062,241	$286,110,020	$1,235,172,261
Unamortized issuance costs				(5,056,427)
Debt, net of unamortized issuance costs				$944,005,814

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2022, $7.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $16.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

4. Debt — (continued)

The combined weighted-average interest rates on total debt outstanding at December 31, 2022 and December 31, 2021 were 3.90% and 3.26%, respectively.

Total expenses related to debt included the following:

	Year Ended December 31,
	2022	2021	2020
Interest expense	$35,516,749	$35,714,645	$36,488,786
Amortization of deferred debt issuance costs	3,011,599	3,703,342	3,504,578
Commitment fees	830,548	1,570,773	1,243,671
Total	$39,358,896	$40,988,760	$41,237,035

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $238.7 million and $290.1 million, respectively. As of December 31, 2021, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2022 Convertible Notes, the 2024 Notes and the 2026 Notes had estimated fair values of $141.2 million, $261.8 million and $326.7 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2022 Convertible Notes, 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2022 Convertible Notes, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any of the 2022 Convertible Notes, the Company intended to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, had the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. Prior to the adoption of ASU 2020-06, the Company had determined that the embedded conversion options in 2022 Convertible Notes were not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively. During the year ended December 31, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company has recombined the equity conversion component of our 2022 Convertible Notes outstanding, and accounted for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $3.3 million, partially offset by a decrease to accumulated loss of $3.2 million as of January 1, 2022 (see Note 2).

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

4. Debt — (continued)

The original issue discounts equal to the equity components of the 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2022 Convertible Notes were $3.3 million. As of December 31, 2022 and December 31, 2021, the components of the carrying values of the 2022 Convertible Notes were as follows:

	December 31, 2022	December 31, 2021
Principal amount of debt	NA	$140,000,000
Original issue discount, net of accretion	NA	(113,090)
Carrying value of debt	NA	$139,886,910

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense for the convertible notes were as follows:

	Year Ended December 31,
	2022	2021	2020
Stated interest expense	$1,079,167	$6,475,000	$6,475,000
Amortization of original issue discount	—	667,113	635,485
Total interest expense	$1,079,167	$7,142,113	$7,110,485

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the year ended December 31, 2022 and December 30, 2021. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. As a result of the adoption, the Company has not recognized any amortization of original discount on the 2022 Convertible Notes during the year ended December 31, 2022 (see Note 2).

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

On August 23, 2019, the Company issued $150.0 million of unsecured notes that mature on August 23, 2024, unless previously repurchased or redeemed in accordance with their terms. On November 26, 2019, the Company issued an additional $50.0 million of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes bear interest at an annual rate of 3.900%, payable semi-annually, and all principal is due upon maturity. The 2024 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2026 Notes. The 2024 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2024 Notes, and any accrued and unpaid interest. The 2024 Notes were issued at a discount to the principal amount.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

4. Debt — (continued)

On February 9, 2021, the Company issued $175.0 million of unsecured notes that mature on February 9, 2026, unless previously repurchased or redeemed in accordance with their terms. The 2026 Notes were issued at a discount to the principal amount. On August 27, 2021, the Company issued an additional $150.0 million of the 2026 Notes, at a premium to par, for a total outstanding aggregate principal amount of $325.0 million. The 2026 Notes bear interest at an annual rate of 2.850%, payable semi-annually, and all principal is due upon maturity. The 2026 Notes are general unsecured obligations of the Company and rank structurally junior to the Operating Facility, Funding Facility I, Funding Facility II and the SBA Debentures, and rank pari passu with the 2024 Notes. The 2026 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest.

As of December 31, 2022 and December 31, 2021, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	December 31, 2022		December 31, 2021
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(1,002,473)	1,174,734	(1,576,830)	1,549,826
Carrying value of debt	$248,997,527	$326,174,734	$248,423,170	$326,549,826

For the years ended December 31, 2022 and 2021, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Year Ended December 31,
	2022			2021			2020
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	NA	$9,750,000	$9,262,500	$5,133,333	$9,750,000	$5,933,542	$7,218,750	$8,282,083	N/A
Amortization of original issue discount/ (premium)	NA	574,357	(375,092)	94,927	551,261	(54,174)	128,829	463,837	N/A
Total interest expense	NA	$10,324,357	$8,887,408	$5,228,260	$10,301,261	$5,879,368	$7,347,579	$8,745,920	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

4. Debt — (continued)

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

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum. Undrawn portions of the Operating Facility below the minimum utilization amount continued to accrue commitment fees at a rate of 0.50% per annum until March 1, 2022, the date on which the March 2022 Convertible Notes were terminated in full, after which time they accrue at a rate of 2.00% per annum. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2022, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of December 31, 2022, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

4. Debt — (continued)

SBA Debentures

As of December 31, 2022, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2022, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2022 and December 31, 2021 were as follows:

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

December 31, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2022 and December 31, 2021 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2022	December 31, 2021
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Accordion Partners LLC	8/29/2029	278,571	N/A
Accordion Partners LLC	8/31/2028	123,810	N/A
Acquia, Inc.	10/31/2025	779,225	1,891,323
Alcami Corporation	12/21/2028	1,420,290	N/A
ALCV Purchaser, Inc. (AutoLenders)	4/15/2026	N/A	662,974
Alpine Acquisition Corp II (48Forty)	11/30/2026	179,071	N/A
AmeriLife Holdings, LLC	8/31/2029	151,515	N/A
AmeriLife Holdings, LLC	8/31/2028	227,273	N/A
Applause App Quality, Inc.	9/30/2025	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	544,531
Aras Corporation	4/13/2027	581,555	872,333
Avalara, Inc.	10/19/2028	45,000	N/A
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	360,063	1,285,940
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	3,384,549	3,384,549
BW Holding, Inc. (Brook & Whittle)	12/14/2029	N/A	1,110,271
Calceus Acquisition, Inc. (Cole Haan)	2/19/2025	N/A	19,298,713
CareATC, Inc.	3/14/2024	N/A	607,288
Certify, Inc.	2/28/2024	797,158	797,158
Colony Display, LLC	6/30/2026	N/A	3,538,254
CSG Buyer, Inc. (Core States)	3/31/2028	4,381,748	N/A
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	397,558	555,556
Dude Solutions Holdings, Inc.	6/13/2025	N/A	2,207,896
Elevate Brands OpCo, LLC	3/15/2027	16,000,000	N/A
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	998,683	N/A
ESO Solutions, Inc.	5/3/2027	1,750,277	1,750,277
Freedom Financial Network Funding, LLC	9/21/2027	2,500,000	N/A
Fusion Holding Corp. (Finalsite)	9/15/2027	37,736	N/A
Fusion Risk Management, Inc.	8/30/2028	35,870	N/A
GC Champion Acquisition LLC (Numerix)	8/21/2028	193,947	N/A
Grey Orange Incorporated	5/6/2026	1,676,151	N/A
Greystone Select Company II, LLC (Passco)	3/21/2027	11,818,182	N/A
GTY Technology Holdings Inc.	7/9/2029	46,154	N/A
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	2,095,944	1,165,501
ICIMS, Inc.	8/18/2028	1,503,556	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	1,000,000	1,000,000
Integrity Marketing Acquisition, LLC	8/27/2025	10,254,564	N/A
IT Parent, LLC (Insurance Technologies)	10/1/2026	166,667	458,333
James Perse Enterprises, Inc.	9/8/2027	1,944,444	1,944,444
Kaseya, Inc.	6/25/2029	200,000	2,419,469
Khoros, LLC (Lithium)	1/3/2024	991,682	1,322,242
Madison Logic Holdings, Inc.	12/30/2027	1,069,947	N/A
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	18,519	N/A
Olaplex, Inc.	1/8/2026	N/A	1,340,000
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	25,000	N/A
Persado, Inc.	6/10/2027	8,608,961	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	278,157	N/A
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	3,959,072	N/A
Pluralsight, Inc.	4/6/2027	1,208,564	2,417,128
Porcelain Acquisition Corporation (Paramount)	4/30/2027	N/A	2,686,999
Pueblo Mechanical and Controls, LLC	8/23/2028	155,250	N/A
Pueblo Mechanical and Controls, LLC	8/23/2027	58,750	N/A
Razor Group GmbH (Germany)	4/30/2025	6,365,227	12,225,405
Sailpoint Technologies Holdings, Inc.	8/16/2028	37,538	N/A
Sandata Technologies, LLC	7/23/2024	N/A	2,250,000
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	20,589,674	27,008,105
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,601,742	N/A
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	1,163,276
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	3/16/2027	N/A	1,119,498
Spark Networks, Inc.	7/1/2023	N/A	1,005,887
Streamland Media Midco LLC	8/31/2023	120,000	N/A
Suited Connector, LLC	12/1/2027	852,273	1,250,000
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	2/17/2026	N/A	15,609,739
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Telarix, Inc.	11/17/2023	N/A	357,143
Tempus, LLC (Epic Staffing)	2/5/2027	N/A	2,556,081

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	1,329,250	1,329,250
Thras.io, LLC	12/18/2026	8,787,651	8,787,651
Wealth Enhancement Group, LLC	10/4/2027	276,194	N/A
Xactly Corporation	7/31/2023	N/A	854,898
Zendesk Inc.	11/22/2028	134,827	N/A
Zilliant Incorporated	12/21/2027	518,519	518,518
Total Unfunded Balances		127,137,393	132,409,861

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2022 and December 31, 2021, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2022 and December 31, 2021, amounts reimbursable to the Advisor totaled $1.5 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2022, 2021 and 2020, expenses allocated pursuant to the Administration Agreement totaled $1.8 million, $1.9 million and $2.2 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
November 3, 2022	December 16, 2022	December 30, 2022	Regular	0.32	18,485,525
December 15, 2022	December 29, 2022	January 12, 2023	Special	0.05	2,888,363
				$1.27	$73,364,425

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

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

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 27, 2022, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2022 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the years ended December 31, 2022 and 2021.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets from operations	$(9,225,332)	$133,790,774	$71,374,488
Weighted average shares outstanding	57,767,264	57,767,264	57,991,233
Earnings (loss) per share	$(0.16)	$2.32	$1.23

9. Subsequent Events

On February 15, 2023, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2023 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 28, 2023, the Company’s Board of Directors declared a first quarter dividend of $0.32 per share payable on March 31, 2023 to stockholders of record as of the close of business on March 17, 2023.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

10. Financial Highlights

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Common Share
Per share NAV at beginning of period	$14.36	$13.24	$13.21	$14.13	$14.80

Investment operations:
Net investment income before income taxes	1.53	1.26	1.43	1.61	1.59
Excise taxes	—	—	—	—	0.00
Net investment income	1.53	1.26	1.43	1.61	1.59
Net realized and unrealized gain (loss)	(1.69)	1.17	(0.16)	(1.09)	(0.82)
Total from investment operations	(0.16)	2.43	1.27	0.52	0.77

Repurchase of common stock	—	—	0.12	—	—
Loss on extinguishment of debt	—	(0.11)	(0.04)	—	—
Cumulative effect adjustment for the adoption of ASU 2020-06 (7)	0.00	—	—	—	—

Ordinary income dividends	(1.27)	(1.20)	(1.13)	(1.40)	(1.44)
Tax basis returns of capital	—	—	(0.19)	(0.04)	—
Dividends to common shareholders (9)	(1.27)	(1.20)	(1.32)	(1.44)	(1.44)

Per share NAV at end of period	$12.93	$14.36	$13.24	$13.21	$14.13

Per share market price at end of period	$12.94	$13.51	$11.24	$14.05	$13.04

Total return based on market value (1)	5.2%	30.9%	(10.6)%	18.8%	(5.2)%
Total return based on net asset value (2)	(1.1)%	17.5%	10.2%	3.7%	5.2%

Shares outstanding at end of period	57,767,264	57,767,264	57,767,264	58,766,426	58,774,607

Ratios to average common equity:
Net investment income (3)	10.8%	9.0%	11.3%	11.6%	10.8%
Expenses before incentive fee (4)	9.0%	9.3%	10.0%	9.8%	8.5%
Expenses and incentive fee (5)	11.3%	11.5%	12.1%	12.3%	11.2%

Ending common shareholder equity	$746,753,790	$829,456,636	$764,986,578	$776,318,386	$830,474,727
Portfolio turnover rate	19.4%	35.6%	28.3%	35.9%	32.3%
Weighted-average debt outstanding	$1,023,880,532	$985,506,056	$936,157,021	$902,977,493	$769,065,775
Weighted-average interest rate on debt	3.5%	3.6%	3.9%	4.6%	4.6%
Weighted-average number of common shares	57,767,264	57,767,264	57,991,233	58,766,362	58,815,216
Weighted-average debt per share	$17.72	$17.06	$16.14	$15.37	$13.08

Asset Coverage:	As of December 31,
	2022	2021	2020	2019	2018
Debt
Debt outstanding (6)	$949,062,241	$1,019,339,449	$856,324,371	$915,514,071	$812,007,389
Asset coverage per $1,000 of debt outstanding (8)	$1,929	$1,948	$2,058	$1,992	$2,157
(1)
Total return based on market value is calculated by determining the percentage change in market value per share during the period.
(2)
Total return based on net asset value is calculated by determining the percentage change in net asset value per share during the period, including incentive compensation and all Company expenses including interest and other debt costs.
(3)
Net of incentive compensation and excise taxes.
(4)
Includes interest and other debt costs but excludes excise taxes.
(5)
Includes incentive compensation and all Company expenses including interest and other debt costs.
(6)
Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.
(7)
See Note 2 and 4 for further information related to the adoption of ASU 2020-06.
(8)
Excludes SBA Debentures.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

10. Financial Highlights — (continued)

(9)
Dividends to common shareholders include a tax return of capital of $0 ($0.00 per share), $13,563,291 ($0.23 per share), $11,313,222 ($0.19 per share), $2,486,618 ($0.04 per share), and $0 ($0.00 per share) for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended December 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
Fiscal Year 2022	$123,890	$6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Fiscal Year 2012	74,000	7,077	—	N/A
Preferred Interests
Fiscal Year 2022	N/A	N/A	N/A	N/A
Fiscal Year 2021	N/A	N/A	N/A	N/A
Fiscal Year 2020	N/A	N/A	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Fiscal Year 2012	134,000	50,475	20,079	N/A
Funding Facility I
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
Fiscal Year 2022	$100,000	$6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
Fiscal Year 2022	$150,000	$6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A
2022 Notes
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

11. Senior Securities — (continued)

2024 Notes
Fiscal Year 2022	$250,000	$1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
Fiscal Year 2022	$325,000	$1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1)

Year ended December 31, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2022
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$148,806	$1,324,140	$-	$-	$-	$-	$1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	-	4,344,746	-	(1,361,583)	-	-	2,983,163
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	15,224,581	9,653,044	(12,451,775)	-	(12,425,850)	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	1,409,955	820,337	(1,213,868)	-	(1,016,424)	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	1,423,944	699,058	(1,225,912)	-	(897,090)	-
TVG-Edmentum Holdings, LLC, Series A Preferred Units	180,519	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	2,357,065	36,740,019	-	(6,705,895)	2,357,073	-	32,391,197
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	36,740,019	-	(4,348,822)	-	-	32,391,197
Total	$2,686,390	$97,207,404	$11,172,439	$(27,307,855)	$2,357,073	$(14,339,364)	$69,089,697

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1)

Year ended December 31, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2022
36th Street Capital Partners Holdings, LLC, Membership Units	$3,794,889	$34,082,000	$-	$20,940,000	$1,250,000	$-	$56,272,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	4,977,439	41,381,437	-	-	8,750,000	-	50,131,437
Anacomp, Inc., Class A Common Stock	-	326,437	-	225,995	-	-	552,432
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/22	-	339,100	-	(339,100)	-	-	-
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	2,155,374	26,901,777	(124,801)	(131,604)	515,000	(11,013,828)	16,146,544
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,955,145	-	(92,444)	-	-	1,862,701
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	577,752	-	-	-	12,089,579	-	12,089,579
Fishbowl INC., Common Membership Units	-	-	-	(209,754)	787,031	-	577,277
Total	$11,505,454	$105,087,211	$(124,801)	$20,393,093	$23,391,610	$(11,013,828)	$137,733,285

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
PerchHQ, Warrants for Common Units	09/30/22
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2021

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Avanti Communications Group, PLC (144A), Senior New Money Initial Note, 9%, due 10/1/22	1/26/17
Avanti Communications Group, PLC (144A), Senior Second-Priority PIK Toggle Note, 9%, due 10/1/22	1/26/17
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Envigo RMS Holding Corp., Common Stock	6/3/19
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH (Germany), Warrants to Purchase Preferred Stock	4/28/21
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/21

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.

(c)
Attestation Report of the Independent Registered Public Accounting Form

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 89.

(d)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information.

None

Item 9C: Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

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
99.1

The audited financial statements of 36th Street Capital Partners, LLC were not available as of the date of this annual report on Form 10-K. In accordance with Rule 3-09(b)(1) of Regulation S-X, our Form 10-K will be amended to include such financial statements within 90 days after the end of the Company's fiscal year.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date	Signature	Title
February 28, 2023	/s/ Rajneesh Vig	Chief Executive Officer, Chairman of
	Rajneesh Vig	the Board and Director (Principal Executive Officer)

February 28, 2023	/s/ Eric J. Draut	Director
Eric J. Draut

February 28, 2023	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 28, 2023	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 28, 2023	/s/ Karyn L. Williams	Director
Karyn L. Williams

February 28, 2023	/s/ Andrea Petro	Director
Andrea Petro

February 28, 2023	/s/ Karen L. Leets	Director
Karen L. Leets

February 28, 2023	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar