Form 10-K/A
period 2022-12-31
BlackRock TCP Capital Corp.
filed 2023-03-31
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Auditor Firm Id: PCAOB ID 34

Auditor Name: Deloitte & Touche LLP

Auditor Location: 555 West 5th Street Suite 2700, Los Angeles, CA 90013-1010, USA

EXPLANATORY NOTE

BlackRock TCP Capital Corp. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Form 10-K”). The purpose of this Amendment is to provide separate audited financial statements for our unconsolidated portfolio company, 36th Street Capital Partners, LLC (“36th Street”), as of and for the fiscal years ended December 31, 2022, 2021 and 2020 (Exhibit 99.1) in Part IV, Item 15 of the Form 10-K. We have determined that this unconsolidated portfolio company has met the conditions of a “significant subsidiary” under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of 36th Street are being filed as an amendment to the Form 10-K, within 90 days of the end of 36th Street’s fiscal year.The Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, certifications of our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31,2, and 32.1, pursuant to Rule 13a-14(a) and (b).

This Amendment does not amend any other information set forth in the Form, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

Part IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1)(4)
4.3	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(11)
4.4	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included in Exhibit 4.3)(11)
4.5	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee(12)
4.6	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included in Exhibit 4.5) (12)
4.7	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(13)
4.8	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(14)
4.9	Form of Global Note of 4.125% Notes Due 2022 (included in Exhibit 4.8)(14)
4.10	Description of Securities(15)
4.11	Third Supplemental Indenture, dated as of February 9, 2021, by and between the Registrant and U.S. Bank National Association, as the Trustee(17)
4.12	Form of Global Note of 2.850% due 2026 (included in Exhibit 4.11)(17)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(5)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC(6)
10.3	Amended and Restated Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(7)
10.4	Form of Administration Agreement of the Registrant(8)
10.5	Custodial Agreement dated as of July 31, 2006(9)

10.6	Form of Transfer Agency and Registrar Services Agreement(10)
10.8	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018(16)
10.9	Amended and Restated Credit Agreement dated as of May 6, 2019(18)
10.10	Amended and Restated Guaranty, Pledge and Security Agreement dated as of May 6, 2019(19)
10.11	Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 6, 2019(20)
10.12	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 6, 2019(21)
10.13	Incremental Commitment Agreement dated as of April 25, 2020(22)
10.14	Loan and Servicing Agreement dated as of August 4, 2020(23)
10.15	Form of License Agreement (24)
10.16	Amendment No. 4 to Amended & Restated Senior Secured Revolving Credit Agreement (25)
10.17	Second Amendment to Loan and Servicing Agreement (26)
10.18	Amendment No. 5 to Amended and Restated Credit Agreement dated as of June 22, 2021(27)
10.19	Fourth Amendment to Loan and Servicing Agreement*
11.	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12.	Computation of Ratios (included in the notes to the financial statements contained in this report)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm of 36th Street Capital Partners, LLC*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
99.1	Audited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2022, 2021 and 2020*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date	Signature	Title
March 31, 2023	/s/ Rajneesh Vig	Chief Executive Officer, Chairman of
	Rajneesh Vig	the Board and Director (Principal Executive Officer)

March 31, 2023	/s/ Eric J. Draut	Director
Eric J. Draut

March 31, 2023	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

March 31, 2023	/s/ Peter E. Schwab	Director
Peter E. Schwab

March 31, 2023	/s/ Karyn L. Williams	Director
Karyn L. Williams

March 31, 2023	/s/ Andrea Petro	Director
Andrea Petro

March 31, 2023	/s/ Karen L. Leets	Director
Karen L. Leets

March 31, 2023	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar