Form 10-Q
period 2023-03-31
BlackRock TCP Capital Corp.
filed 2023-05-04
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2023

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 4, 2023 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,468,095,636 and $1,474,146,428, respectively)	$1,428,375,351	$1,402,764,659
Non-controlled, affiliated investments (cost of $37,281,788 and $37,132,993 , respectively)	67,596,688	69,089,697
Controlled investments (cost of $192,400,017 and $158,500,500, respectively)	169,758,063	137,733,285
Total investments (cost of $1,697,777,441 and $1,669,779,921, respectively)	1,665,730,102	1,609,587,641

Cash and cash equivalents	98,788,656	82,435,171
Interest, dividends and fees receivable	22,389,088	20,903,797
Deferred debt issuance costs	3,303,908	3,597,236
Prepaid expenses and other assets	2,587,702	2,826,004
Total assets	1,792,799,456	1,719,349,849

Liabilities
Debt (net of deferred issuance costs of $4,636,951 and $5,056,427, respectively)	1,022,620,485	944,005,814
Management fees payable	5,610,722	6,084,202
Incentive fees payable	5,389,696	4,883,575
Interest and debt related payables	4,041,550	9,260,738
Reimbursements due to the Advisor	2,439,304	1,498,733
Distributions payable	—	2,888,363
Payable for investments purchased	—	1,937,465
Accrued expenses and other liabilities	1,715,554	2,037,169
Total liabilities	1,041,817,311	972,596,059

Commitments and contingencies (Note 5)

Net assets	$750,982,145	$746,753,790

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$57,767	$57,767
Paid-in capital in excess of par	967,890,570	967,890,570
Distributable earnings (loss)	(216,966,192)	(221,194,547)
Total net assets	750,982,145	746,753,790
Total liabilities and net assets	$1,792,799,456	$1,719,349,849
Net assets per share	$13.00	$12.93

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$45,153,147	$37,427,955
Non-controlled, affiliated investments	45,536	33,108
Controlled investments	2,209,052	1,912,504
PIK income:
Non-controlled, non-affiliated investments	1,584,834	1,080,205
Dividend income:
Non-controlled, non-affiliated investments	302,743	261,229
Non-controlled, affiliated investments	634,124	563,404
Controlled investments	—	713,825
Other income:
Non-controlled, non-affiliated investments	333,264	152,477
Non-controlled, affiliated investments	45,650	6,202
Total investment income	50,308,350	42,150,909

Operating expenses
Interest and other debt expenses	11,549,171	9,345,204
Management fees	5,877,539	6,667,727
Incentive fees	5,389,696	4,190,230
Professional fees	454,350	570,395
Administrative expenses	376,544	477,059
Director fees	351,000	223,000
Insurance expense	154,003	181,061
Custody fees	90,586	83,929
Other operating expenses	656,894	658,364
Total operating expenses	24,899,783	22,396,969

Net investment income before taxes	25,408,567	19,753,940

Excise tax expense	35,440	—
Net investment income	25,373,127	19,753,940

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(30,629,704)	46,267
Controlled investments	—	(124,801)
Net realized gain (loss)	(30,629,704)	(78,534)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	31,972,322	(9,579,291)
Non-controlled, affiliated investments	(2,127,127)	(2,839,577)
Controlled investments	(1,874,739)	5,192,422
Net change in unrealized appreciation (depreciation)	27,970,456	(7,226,446)

Net realized and unrealized gain (loss)	(2,659,248)	(7,304,980)

Net increase (decrease) in net assets resulting from operations	$22,713,879	$12,448,960

Basic and diluted earnings (loss) per share	$0.39	$0.22

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)	$746,753,790
Net investment income	—	—	—	25,373,127	25,373,127
Net realized and unrealized gain (loss)	—	—	—	(2,659,248)	(2,659,248)
Dividends paid to shareholders	—	—	—	(18,485,524)	(18,485,524)
Balance at March 31, 2023	57,767,264	$57,767	$967,890,570	$(216,966,192)	$750,982,145

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)	$829,456,636
Cumulative effect adjustment for the adoption of ASU 2020-06 (1)	—	—	(3,309,596)	3,196,507	(113,089)
Net investment income	—	—	—	19,753,940	19,753,940
Net realized and unrealized gain (loss)	—	—	—	(7,304,980)	(7,304,980)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2022	57,767,264	$57,767	$963,100,315	$(138,695,754)	$824,462,328

(1)
See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$22,713,879	$12,448,960
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	30,629,704	78,534
Change in net unrealized (appreciation) depreciation of investments	(28,144,938)	7,291,773
Net amortization of investment discounts and premiums	(1,929,048)	(3,070,677)
Amortization of original issue discount on debt	52,055	48,211
Interest and dividend income paid in kind	(1,584,834)	(1,080,205)
Amortization of deferred debt issuance costs	712,804	833,279
Changes in assets and liabilities:		—
Purchases of investments	(74,436,852)	(111,273,535)
Proceeds from disposition of investments	19,323,506	153,441,388
Decrease (increase) in interest, dividends and fees receivable	(1,485,291)	(1,397,414)
Decrease (increase) in receivable for investments sold	—	5,790,508
Decrease (increase) in prepaid expenses and other assets	238,302	(660,293)
Increase (decrease) in payable for investments purchased	(1,937,465)	(28,994,390)
Increase (decrease) in incentive fees payable	506,121	447,787
Increase (decrease) in interest and debt related payables	(5,219,188)	(7,654,248)
Increase (decrease) in reimbursements due to the Advisor	940,571	114,757
Increase (decrease) in management fees payable	(473,480)	84,534
Increase (decrease) in accrued expenses and other liabilities	(321,615)	231,424
Net cash provided by (used in) operating activities	(40,415,769)	26,680,393

Financing activities
Draws on credit facilities	117,884,208	314,017,741
Repayments of credit facility draws	(39,741,067)	(159,268,836)
Dividends paid to shareholders	(21,373,887)	(17,330,179)
Repayment of convertible notes	—	(140,000,000)
Net cash provided by (used in) financing activities	56,769,254	(2,581,274)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	16,353,485	24,099,119
Cash and cash equivalents (including restricted cash) at beginning of period	82,435,171	19,552,273
Cash and cash equivalents (including restricted cash) at end of period	$98,788,656	$43,651,392

Supplemental cash flow information
Interest payments	$15,793,455	$15,859,911
Excise tax payments	$35,440	$—

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	11.71%	4/15/2026	$6,304,477	$6,236,388	$6,304,477	0.36%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	11.67%	4/15/2026	$662,974	657,192	662,974	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	8.75%	12.46%	3/31/2028	$16,278,838	16,278,838	16,278,838	0.92%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	8.75%	12.46%	3/31/2029	$8,604,529	8,604,529	8,604,529	0.49%	F/N
								31,776,947	31,850,818	1.81%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	4/30/2027	$6,166,272	6,076,664	6,079,944	0.35%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	10.91%	4/30/2027	$960,993	947,496	947,539	0.05%	N
								7,024,160	7,027,483	0.40%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.47%	2/7/2025	$21,791,007	21,383,751	21,987,126	1.25%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	12.19%	2/7/2025	$24,415,870	23,635,141	24,415,870	1.38%	N
								45,018,892	46,402,996	2.63%
Commercial Services & Supplies
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.83%	8/23/2028	$360,688	352,477	354,303	0.02%	N
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.78%	8/23/2028	$197,388	191,686	192,967	0.01%	N
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	PRIME	0.75%	5.00%	13.00%	8/23/2027	$14,687	13,385	13,636	—	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	12.20%	8/31/2029	$7,767,802	7,670,692	7,224,056	0.42%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	12.20%	8/31/2029	$—	(7,998)	(93,047)	-0.01%	K/N
								8,220,242	7,691,915	0.44%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$315,185	198,469	—	—	C/H/N
								1,081,982	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$—	(29,212)	(52,581)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$8,892,759	8,714,903	8,572,619	0.48%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.16%	3/31/2028	$—	(58,423)	(105,162)	-0.01%	K/N
Geo Parent Corporation	First Lien Term Loan	SOFR(Q)	—	5.25%	10.17%	12/29/2025	$2,205,652	2,167,395	2,084,341	0.12%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.50%	11.42%	11/23/2027	$3,543,760	3,453,865	3,284,307	0.19%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.37%	11/23/2027	$345,241	332,729	310,026	0.02%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	11.54%	11/23/2027	$1,690,803	1,657,638	1,604,572	0.09%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(S)	1.00%	10.00%	14.84%	3/11/2027	$4,855,621	4,664,692	4,850,765	0.27%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	12.84%	2/22/2026	$4,983,707	4,983,707	4,978,723	0.28%	N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2029	$—	(24,441)	(35,183)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$—	(61,333)	(87,956)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$5,165,690	5,015,600	4,948,731	0.28%	N
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$2,156,472	2,130,893	2,113,343	0.12%	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$6,413,300	6,338,166	6,285,034	0.36%	N
								39,286,179	38,751,579	2.20%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.16%	12/14/2027	$6,983,776	$6,848,805	$6,816,165	0.38%	N
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$7,500,000	7,325,688	7,275,000	0.41%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$—	(56,294)	(75,000)	—	KN
								14,118,199	14,016,165	0.79%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.54%	12/14/2029	$11,969,577	11,731,565	11,095,797	0.63%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	12.54%	12/14/2029	$1,110,271	1,088,526	1,029,222	0.06%	N
								12,820,091	12,125,019	0.69%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.50%	14.66%	6/30/2026	$6,984,194	6,886,508	6,215,933	0.35%	N

Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.55%	3/15/2027	$20,800,000	20,497,844	20,763,200	1.18%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	9/14/2029	$461,109	451,499	456,590	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.15%	9/15/2027	$—	(758)	(449)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.16%	4/30/2025	$40,577,328	40,749,191	38,980,123	2.21%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$4,693,334	4,693,334	5,064,108	0.29%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	16.16%	11/23/2025	$17,883,318	17,630,418	17,883,317	1.01%	H/N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	12.16%	12/18/2026	$23,354,480	23,073,081	20,610,328	1.16%
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	12.16%	12/18/2026	$9,764,938	9,539,957	8,617,558	0.49%
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.65%	10/15/2025	$19,398,793	19,494,145	17,478,313	0.99%	N
								136,128,711	129,853,088	7.36%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.91%	3/26/2026	$8,188,176	8,170,059	8,077,636	0.46%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	10.91%	3/26/2026	$—	(1,122)	(9,770)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$50,131,437	50,131,437	50,131,436	2.83%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$1,414,075	1,384,751	1,370,239	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.39%	8/29/2029	$123,810	121,246	121,457	0.01%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.06%	8/31/2028	$30,953	28,431	27,114	—	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$—	(3,204)	(4,798)	—	K/N
Credit Suisse AG (Cayman Islands)	Asset-Backed Credit Linked Notes	Fixed	—	9.50%	9.50%	4/12/2025	$390,944	390,944	390,944	0.02%	E/H/I/N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$694,719	682,385	681,658	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	11.56%	8/21/2028	$193,947	190,456	190,301	0.01%	N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.36%	7/5/2026	$17,633,544	17,405,979	17,175,072	0.97%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	10.88%	10/4/2027	$289,935	287,953	281,044	0.02%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.25%	10.88%	10/4/2027	$—	(113)	(507)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	14.17%	2/11/2025	$43,629,951	43,179,249	42,286,148	2.40%	H/L/N
								121,968,451	120,717,974	6.84%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	13.08%	10/31/2025	$25,846,154	25,745,641	14,312,308	0.81%

Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	10.00%	12/31/2023	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	8.00%	12/31/2023	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	8.00%	12/31/2023	$5,535,517	5,535,517	1,862,701	0.10%	D/F/H/N
								14,224,535	1,964,016	0.11%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.96%	5/6/2027	$8,137,331	$8,026,504	$7,649,091	0.43%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.93%	5/6/2027	$272,266	264,814	239,594	0.01%	N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	12.19%	3/14/2024	$13,585,416	13,502,076	13,259,366	0.75%	N
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	12.08%	3/14/2024	$607,288	604,057	592,713	0.03%	N
ESO Solutions, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.00%	11.90%	5/3/2027	$23,802,071	23,429,314	22,683,375	1.29%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.90%	5/3/2027	$—	(23,938)	(82,263)	—	K/N
Edifecs, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	12.34%	9/21/2026	$1,357,639	1,336,359	1,371,215	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	12.79%	10/2/2028	$5,727,820	5,706,076	5,487,251	0.31%	N
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	11.19%	7/23/2024	$20,250,000	20,158,908	20,007,000	1.13%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	11.01%	7/23/2024	$2,250,000	2,240,810	2,223,000	0.13%	N
								75,244,980	73,430,342	4.16%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.00%	6/28/2028	$4,533,668	4,459,326	3,549,862	0.20%	L/N
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$—	(276)	(25)	—	K/N
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$339,453	336,480	339,182	0.02%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$10,314,619	10,137,338	10,092,855	0.57%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$—	(67,311)	(85,120)	—	K/N
Team Services Group, LLC	Second Lien Incremental Term Loan	LIBOR(S)	1.00%	9.00%	13.93%	11/13/2028	$27,855,847	27,193,016	26,463,055	1.50%	G/N
								42,058,573	40,359,809	2.29%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	10.16%	5/27/2027	$12,089,579	12,089,579	12,089,580	0.68%	F/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.18%	6/3/2027	$230,324	226,300	224,566	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.18%	6/3/2027	$—	(309)	(463)	—	H/K/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$—	(37,902)	(37,668)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$—	(30,316)	(30,134)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$18,184,544	17,653,923	17,657,192	1.00%	N
								29,901,275	29,903,073	1.69%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	10.88%	8/31/2029	$1,813,636	1,780,257	1,733,836	0.10%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$302,273	293,887	282,306	0.02%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	10.88%	8/31/2028	$—	(4,105)	(10,000)	—	K/N
Integrity Marketing Acquisition, LLC	Sr Secured Incremental Revolver	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$—	(717,395)	(123,055)	-0.01%	K/N
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$10,228,928	10,068,628	10,106,182	0.57%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.15%	10/1/2026	$4,821,795	4,762,226	4,498,735	0.24%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	SOFR(M)/PRIME	1.00%	6.25%	11.41%	10/1/2026	$520,833	513,267	478,958	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.12%	11/1/2028	$850,714	839,667	817,536	0.05%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	11.10%	11/1/2028	$2,128,787	2,101,509	2,045,765	0.12%	N
								19,637,941	19,830,263	1.12%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(S)	0.75%	6.25%	11.03%	12/29/2027	$961,875	898,327	906,086	0.05%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	13.21%	12/14/2028	$12,141,870	12,003,842	9,834,915	0.56%	G/N
								12,902,169	10,741,001	0.61%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	12.05%	10/31/2025	$1,891,323	$1,875,471	$1,891,323	0.11%	N
Acquia, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	11.79%	10/31/2025	$25,299,735	25,026,874	25,299,735	1.43%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.37%	8/22/2027	$5,717,940	5,666,581	5,586,428	0.32%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	13.72%	10/25/2029	$20,715,038	20,358,796	15,432,703	0.87%	N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(7,068)	(7,120)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$3,000,000	2,912,543	2,912,100	0.17%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(25,654)	(25,843)	—	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$10,875,000	10,557,969	10,556,363	0.60%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	13.00%	4/1/2025	$56,593,683	56,495,035	56,140,933	3.18%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,184,357	694,480	2,951,899	0.17%	N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	12.97%	7/8/2027	$513,985	509,742	504,733	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	11.58%	6/8/2028	$7,603,947	7,470,132	7,403,202	0.42%	N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.90%	12/30/2027	$—	(30,504)	(34,238)	—	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.90%	12/29/2028	$14,908,635	14,470,076	14,431,559	0.82%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$4,217,426	3,835,974	3,774,596	0.21%
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	13.08%	7/27/2029	$20,000,000	19,761,564	15,066,700	0.85%	G
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.17%	6/10/2027	$14,782,384	14,651,624	13,658,922	0.77%	N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	12.78%	4/6/2027	$32,582,872	32,104,596	30,953,729	1.75%	N
Pluralsight, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	12.78%	4/6/2027	$1,208,564	1,176,111	1,087,707	0.06%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	12.84%	4/2/2027	$9,903,019	9,783,733	9,843,601	0.55%	N
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	11.72%	3/9/2028	$8,143,975	7,974,518	7,924,902	0.45%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	11.30%	10/1/2024	$7,500,000	8,242,136	7,948,740	0.45%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.99%	8/16/2029	$462,462	453,832	454,277	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	10.99%	8/16/2028	$—	(673)	(668)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	(0.75% Cash + 6.50% PIK	12.06%	1/24/2028	$517,309	508,396	507,997	0.03%	H/I/N
Suited Connector, LLC	Sr Secured Revolver	LIBOR(S)	1.00%	(6.00% Cash + 2.00% PIK	12.98%	12/1/2027	$568,182	559,070	449,432	0.03%	N
Suited Connector, LLC	First Lien Term Loan	LIBOR(S)	1.00%	(6.00% Cash + 2.00% PIK	12.92%	12/1/2027	$3,467,685	3,409,442	2,742,939	0.16%	N
								248,434,796	237,456,651	13.46%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$—	(1,041)	(1,980)	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$450,000	439,508	430,200	0.02%	N
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	13.15%	5/28/2029	$15,000,000	14,887,176	13,875,000	0.79%	N
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.43%	2/1/2029	$—	(29,897)	(41,816)	—	K/N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.43%	2/1/2029	$9,838,988	9,602,741	9,504,462	0.54%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.25%	12.47%	7/31/2025	$854,898	854,898	854,898	0.05%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	12.14%	7/31/2025	$14,671,682	14,671,682	14,671,682	0.83%	N
								40,425,067	39,292,446	2.23%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% cash + 3.50% PIK	14.15%	6/15/2024	$66,715	66,475	64,026	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75% cash + 3.50% PIK	14.17%	6/15/2024	$133,027	132,557	127,666	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75% cash + 3.50% PIK	14.08%	6/15/2024	$1,831,781	1,823,963	1,757,961	0.10%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	11.76%	5/25/2027	$99,250	96,065	99,168	0.01%	J
								2,119,060	2,048,821	0.12%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$—	(18,289)	(18,573)	—	K/N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$—	(29,256)	(29,717)	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$6,538,799	6,316,112	6,316,480	0.36%	N
								6,268,567	6,268,190	0.36%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.58%	8/5/2026	$3,706,221	3,658,847	3,743,284	0.21%	N
Sonny's Enterprises, LLC	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.58%	8/5/2026	$9,991,233	9,864,255	10,091,145	0.57%	N
								13,523,102	13,834,429	0.78%
Media
Khoros, LLC (Lithium)	Sr Secured Revolver	SOFR(Q)	1.00%	8.00%	12.67%	1/3/2024	$661,121	$649,529	$641,287	0.04%	N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	8.00%	12.67%	1/3/2024	$28,016,636	27,842,524	27,680,436	1.57%	N
NEP Group, Inc. et al	Second Lien Term Loan	LIBOR(M)	—	7.00%	11.84%	10/19/2026	$14,500,000	14,130,874	11,793,357	0.67%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	—	10.10%	5/1/2024	$12,819,528	12,759,896	12,217,137	0.69%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.69%	8/31/2023	$378,100	375,239	362,220	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.55%	8/23/2026	$10,386,471	10,228,352	9,576,326	0.54%	N
								65,986,414	62,270,763	3.53%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	14.25%	4/12/2024	$1,324,140	1,324,140	1,324,140	0.08%	B/N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.27%	11/30/2026	$20,133,380	19,808,329	19,458,911	1.10%	N
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	10.27%	11/30/2026	$178,802	174,204	172,813	0.01%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	PRIME	1.00%	4.50%	12.50%	11/30/2026	$17,907	13,720	11,908	—	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	10.78%	12/23/2026	$10,492,334	10,191,856	10,192,253	0.58%	N
								30,188,109	29,835,885	1.69%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.90%	9/20/2025	$15,244,432	15,231,743	15,244,431	0.86%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	10.38%	9/30/2025	$1,133,535	1,126,435	1,133,535	0.06%	N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	8.75%	6/1/2025	$8,146,376	7,567,314	4,419,409	0.25%	C/G
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	12.43%	4/26/2030	$7,500,000	7,367,878	6,562,500	0.37%
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	12.34%	5/14/2029	$10,000,000	9,928,236	9,390,000	0.53%	N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.05%	8/18/2028	$42,608	25,228	34,528	—	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	11.55%	8/18/2028	$—	(6,235)	(2,897)	—	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.05%	8/18/2028	$4,166,667	4,099,530	4,136,250	0.23%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.25%	12.05%	8/18/2028	$4,449,002	4,375,784	4,419,638	0.25%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.61%	2/17/2025	$18,590,586	18,385,855	18,200,185	1.03%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.61%	2/17/2025	$26,409,413	26,091,916	25,854,816	1.47%	H/L/N
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(M)	1.50%	7.00%	12.00%	3/1/2024	$17,400,000	17,310,848	17,556,600	1.00%	L/N
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	11.59%	8/4/2026	$2,666,667	2,654,718	2,560,000	0.15%	N
								114,159,250	109,508,995	6.20%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	11.14%	3/2/2026	$4,666,667	4,666,667	4,601,333	0.26%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.42%	3/21/2027	$8,181,818	8,040,333	8,104,091	0.46%	N
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	11.42%	3/21/2027	$—	(188,060)	(112,273)	-0.01%	K/N
								12,518,940	12,593,151	0.71%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.25%	12.77%	4/8/2025	$10,119,063	10,025,664	9,997,634	0.57%	N
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.25%	12.77%	4/8/2025	$29,880,937	29,633,006	29,522,366	1.67%	N
								39,658,670	39,520,000	2.24%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.16%	12/29/2027	$5,459,916	$5,366,964	$5,186,920	0.30%
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.80%	12/29/2026	$1,259,208	1,042,740	1,100,411	0.06%	N
								6,409,704	6,287,331	0.36%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.42%	12/29/2025	$6,933,486	6,886,313	6,830,177	0.39%	L/N
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.46%	12/29/2025	$2,539,229	2,492,390	2,501,395	0.14%	L/N
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.46%	12/29/2025	$485,546	461,291	478,311	0.03%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.87%	3/11/2027	$25,095,612	24,886,970	25,078,045	1.42%	N
Aras Corporation	Sr Secured Revolver	LIBOR(Q)/(S)	1.00%	6.50%	11.48%	4/13/2027	$581,555	569,724	536,194	0.03%	N
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.82%	4/13/2027	$12,738,543	12,580,213	12,076,139	0.68%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	14.75%	4/30/2026	$1,354,523	1,321,144	1,337,377	0.08%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.57%	4/30/2026	$12,833,926	12,587,194	12,705,587	0.72%	N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	10.34%	2/28/2024	$3,188,631	3,180,005	3,188,631	0.18%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	10.34%	2/28/2024	$23,383,293	23,378,251	23,383,293	1.32%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.50%	10.34%	2/28/2024	$265,719	262,822	265,719	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.16%	9/8/2027	$2,833,333	2,800,291	2,748,617	0.16%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.16%	9/8/2027	$54,686	51,592	46,381	—	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	11.09%	9/8/2027	$273,311	270,169	265,005	0.02%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$—	(2,271)	(2,273)	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$909,091	886,374	886,364	0.05%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.63%	1/6/2026	$2,758,041	2,733,883	2,748,939	0.16%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.37%	1/6/2026	$5,432,783	5,395,158	5,414,855	0.31%	H/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	(3.25% Cash + 3.50% PIK	11.64%	8/30/2028	$365,071	357,694	349,008	0.02%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.39%	8/30/2028	$—	(729)	(1,578)	—	K/N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	12.23%	5/6/2026	$4,190,378	4,155,391	4,138,417	0.23%	L/N
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	12.39%	5/6/2026	$4,190,378	4,158,027	4,138,417	0.23%	L/N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.77%	7/9/2029	$262,022	257,447	259,009	0.01%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.63%	7/9/2029	$202,432	198,861	200,104	0.01%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.15%	7/9/2029	$—	(832)	(531)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)/SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.78%	12/17/2027	$3,903,434	3,841,513	3,790,625	0.21%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.85%	12/17/2027	$250,000	239,500	230,733	0.01%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.85%	12/17/2027	$—	(5,260)	(9,633)	—	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	8.00%	12.70%	8/7/2028	$1,000,000	976,885	976,000	0.06%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$1,635,938	1,613,637	1,599,947	0.09%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$—	(1,335)	(2,200)	—	K/N
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.65%	6/25/2029	$—	(1,335)	(2,200)	—	K/N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	(5.50% Cash + 3.25% PIK	13.53%	11/1/2027	$6,244,181	6,123,374	6,179,866	0.35%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.15%	9/15/2025	$6,798,242	6,719,839	6,638,484	0.38%	N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.91%	9/24/2026	$4,501,655	4,436,831	4,340,946	0.25%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software (continued)
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.69%	3/31/2027	$10,872,518	$10,722,299	$10,655,068	0.60%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	(4.50% Cash + 3.00% PIK	12.69%	3/31/2027	$—	(15,552)	(23,266)	—	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.22%	5/9/2028	$15,669,202	15,395,166	15,532,880	0.88%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.22%	5/9/2028	$—	(27,307)	(13,935)	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.13%	11.28%	8/31/2027	$10,149,901	9,981,546	9,967,203	0.56%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.13%	11.28%	8/31/2026	$—	(17,959)	(22,608)	—	K/N
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.31%	8/2/2027	$20,919,540	20,487,368	20,291,954	1.14%	N
Tessian, Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.29%	3/15/2028	$1,000,000	980,000	980,000	0.06%	H/N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	(3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$—	(1,798)	(1,910)	—	K/N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.38%	11/22/2028	$—	(741)	(786)	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	(3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$382,011	374,832	374,370	0.02%	N
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.28%	12/21/2027	$1,568,135	1,544,081	1,472,479	0.08%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	(2.00% Cash + 4.50% PIK	11.28%	12/21/2027	$—	(5,840)	(22,593)	—	K/N
Zilliant Incorporated	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	10.78%	12/21/2027	$—	(2,336)	(9,037)	—	K/N
								193,224,780	192,493,989	10.90%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	10.66%	2/12/2025	$890,938	847,809	859,755	0.05%	G
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,730,331	19,220,000	1.09%	E/G/N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	10.71%	7/2/2026	$4,812,500	4,747,738	4,586,313	0.26%	N
								25,325,878	24,666,068	1.40%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	11.95%	2/17/2026	$31,114,286	30,658,242	30,398,657	1.72%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.06%	9/8/2027	$15,555,556	15,372,948	15,639,556	0.89%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.06%	9/8/2027	$—	(21,600)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	11.34%	10/12/2023	$24,750,001	24,669,154	22,719,062	1.28%	N
								40,020,502	38,358,618	2.17%
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	SOFR(M)	0.75%	7.50%	12.41%	4/8/2027	$10,153,647	9,995,669	9,856,145	0.56%	N
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	SOFR(M)	0.75%	7.50%	12.41%	4/8/2027	$—	(51,289)	(99,167)	-0.01%	K/N
								9,944,380	9,756,978	0.55%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	11.41%	9/17/2026	$9,850,000	9,668,657	9,622,465	0.55%	H/N

Total Debt Investments - 195.8% of Net Assets								1,533,903,734	1,470,731,359	83.35%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
Autoalert Acquisition Co, LLC	Class A Common Stock		540,248	$4,713,886	$4,713,886	0.27%	D/E/F/N
Autoalert Acquisition Co, LLC	Preferred Stock		4,302,264	4,302,264	4,302,264	0.24%	E/F/N
				9,016,150	9,016,150	0.51%
Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units	2/7/2030	7,030	645,121	1,550,027	0.09%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock		1,786,785	485,322	—	—	B/D/E/N
AGY Equity, LLC	Class B Preferred Stock		1,250,749	—	—	—	B/D/E/N
AGY Equity, LLC	Class C Common Stock		982,732	—	—	—	B/D/E/N
				485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock		364	—	—	—	D/E/H/N/O

Construction & Engineering
Hylan Novellus LLC	Class A Units		117,124	13,817,817	9,870,039	0.56%	D/E/N

Diversified Consumer Services
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares	11/23/2028	135	—	273,614	0.02%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock	10/15/2027	134,500	—	363,150	0.02%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	516	—	1,700,220	0.10%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares	4/28/2028	158	—	910,541	0.05%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units		17,858,122	18,358,776	32,153,086	1.82%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units		17,858,122	13,421,162	32,153,086	1.82%	B/D/E/N
				31,779,938	67,553,697	3.83%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		26,902,397	26,902,397	54,254,000	3.08%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,550,591	17,425,790	16,146,544	0.92%	E/F/I/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock	3/14/2032	174,897	—	84,320	—	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock	3/14/2032	87,449	—	68,000	—	D/E/N
GACP I, LP (Great American Capital)	Membership Units		460,486	460,486	1,898,000	0.11%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		4,807,739	4,807,739	4,877,170	0.28%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	349,593	0.02%	D/E/H/N
				49,596,412	77,677,627	4.41%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	9,000	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock		257,369	153,398	204,000	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock		500,000	500,000	188,000	0.01%	D/E/N
				11,098,416	401,000	0.02%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,490,665	0.14%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer	Instrument		Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units			5/27/2027	604,479	$787,032	$720,539	0.04%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	706,548	0.04%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock			1/30/2029	1,125,000	287,985	655,875	0.04%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,062,500	508,805	992,915	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	3,158,012	0.18%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	2,528,851	0.14%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,968,650	0.11%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	72,200	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	4,129	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	4,700,000	0.27%	D/E/N
						3,501,826	14,783,051	0.84%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	65,729	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	75,536	—	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	615,674	0.04%	D/E/H/N
						144,327	691,210	0.04%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	1,966,376	0.11%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	63,123	—	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	552,432	0.03%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Warrants to Purchase Common Stock			5/21/2031	479,999	—	29,840	—	D/E/N
Nanosys, Inc.	Warrants to Purchase Series A-1 Preferred Stock			5/21/2031	799,999	605,266	194,738	0.01%	D/E/N
						605,266	224,578	0.01%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	5,678	—	28,276	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/26/2027	1,712,930	577,843	468,158	0.03%	D/E/N
						577,843	496,434	0.03%

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50% PIK		7,108	8,173,996	6,876,066	0.39%	E/N

Total Equity Securities - 26.0% of Net Assets						163,873,707	194,998,743	11.05%

Total Investments - 221.8% of Net Assets						$1,697,777,441	$1,665,730,102	94.40%

Cash and Cash Equivalents - 13.2% of Net Assets							$98,732,270	5.60%

Total Cash and Investments - 235.0% of Net Assets							$1,764,462,372	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Notes to Consolidated Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
Non-controlled affiliate – as defined under the Investment Company Act of 1940 (the "1940 Act") (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.
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
(I)
Deemed not an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
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
(O)
Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to U.S. dollars. Foreign currency denominated investments are generally hedged for currency exposure.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $76,021,686 and $19,323,506, respectively, for three months ended March 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2023 was $1,664,274,739 or 94.3% of total cash and investments of the Company. As of March 31, 2023, approximately 16.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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
(I)
Deemed not an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
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
(O)
Investment denominated in foreign currency. Amortized cost and fair value converted from foreign currency to U.S. dollars. Foreign currency denominated investments are generally hedged for currency exposure.

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

March 31, 2023

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

March 31, 2023

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

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

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

At March 31, 2023, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$769,671	$769,671
2	Other direct and indirect observable market inputs (3)	91,302,599	—	—	91,302,599
3	Independent third-party valuation sources that employ significant unobservable inputs	1,309,686,377	69,351,439	193,386,333	1,572,424,149
3	Valuation Designee valuations with significant unobservable inputs	—	390,944	842,739	1,233,683
Total		$1,400,988,976	$69,742,383	$194,998,743	$1,665,730,102

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,199,685,742	Income approach	Discount rate	10.2% - 22.4% (13.7%)
	66,639,441	Market quotations	Indicative bid/ask quotes	1 (1)
	36,972,946	Market comparable companies	Revenue multiples	1.1x - 1.6x (1.2x)
	1,324,140	Market comparable companies	EBITDA multiples	3.5x (3.5x)
	5,064,108	Option Pricing Model	EBITDA/Revenue multiples	2.0x (2.0x)
			Implied volatility	65.0% (65.0%)
			Term	2.0 years (2.0 years)
Other Corporate Debt	50,131,438	Market comparable companies	Book value multiples	1.5x (1.5x)
	19,220,001	Income approach	Discount rate	12.8% (12.8%)
	390,944	Market quotations	Indicative bid/ask quotes	1 (1)
Equity	6,876,066	Income approach	Discount rate	13.7% (13.7%)
	23,344,584	Option Pricing Model	EBITDA/Revenue multiples	0.8x - 10.5x (2.7x)
			Implied volatility	45.0% - 70.0% (50.0%)
			Term	1.0 years - 8.0 years (1.2 years)
	10,690,121	Market comparable companies	Revenue multiples	0.8x - 8.7x (1.4x)
	78,040,587	Market comparable companies	EBITDA multiples	3.0x - 13.5x (12.3x)
	70,400,544	Market comparable companies	Book value multiples	0.9x - 1.5x (1.4x)
	4,877,170	Other (2)	N/A	N/A
$1,573,657,832

(1)
Weighted by fair value
(2)
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603
Net realized and unrealized gains (losses)	3,018,083	862,966	(4,018,114)	(137,065)
Acquisitions (1)	74,099,564	37,036	9,928,017	84,064,617
Dispositions	(25,483,646)	—	(28,360)	(25,512,006)
Ending balance	$1,309,686,377	$69,351,439	$193,386,333	$1,572,424,149

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,125,051)	$862,965	$(4,016,421)	$(6,278,507)

(1)
Includes payments received in kind and accretion of original issue and market discounts

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$531,024	$1,415,738	$874,061	$2,820,823
Net realized and unrealized gains (losses)	(1,400)	157,305	(31,323)	124,582
Acquisitions (1)	1,400	—	605,266	606,666
Dispositions	(531,024)	(1,182,099)	(605,265)	(2,318,388)
Ending balance	$—	$390,944	$842,739	$1,233,683

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$157,304	$(375,150)	$(217,846)

(1)
Includes payments received in kind and accretion of original issue and market discounts

At December 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$781,051	$781,051
2	Other direct and indirect observable market inputs (3)	91,977,164	—	—	91,977,164
3	Independent third-party valuation sources that employ significant unobservable inputs	1,258,052,376	68,451,437	187,504,790	1,514,008,603
3	Advisor valuations with significant unobservable inputs	531,024	1,415,738	874,061	2,820,823
Total		$1,350,560,564	$69,867,175	$189,159,902	$1,609,587,641

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

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

March 31, 2023

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies — (continued)

Investment Transactions

20(Investment transactions are recorded on the trade date, except for private transactions that have conditions to closing, which are recorded on the closing date. The cost of investments purchased is based upon the purchase price plus those professional fees which are specifically identifiable to the investment transaction. Realized gains and losses on investments are recorded based on the specific identification method, which typically allocates the highest cost inventory to the basis of investments sold.

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at March 31, 2023 or December 31, 2022.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at March 31, 2023 and December 31, 2022, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

March 31, 2023

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

During the three months ended March 31, 2023 and 2022, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP, TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies — (continued)

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2022, the Company had non-expiring capital loss carryforwards in the amount of $176,325,662 available to offset future realized capital gains.

As of December 31, 2022, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2022
Tax basis of investments	$1,656,032,096

Unrealized appreciation	$100,832,690
Unrealized depreciation	(147,277,145)
Net unrealized appreciation (depreciation)	$(46,444,455)

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

March 31, 2023

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2023 and December 31, 2022, no such reserve was accrued.

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

March 31, 2023

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

Total debt outstanding and available at March 31, 2023 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$202,033,121	$97,966,879	$300,000,000	(3)
Funding Facility II	2025	SOFR+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,144,733	—	249,144,733
2026 Notes ($325 million par)	2026	2.850%		326,079,582	—	326,079,582
Total leverage				1,027,257,436	$207,966,879	$1,235,224,315
Unamortized issuance costs				(4,636,951)
Debt, net of unamortized issuance costs				$1,022,620,485

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of March 31, 2023, $8.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Subject to certain funding requirements and a SOFR credit adjustment of 0.15%
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

4. Debt — (continued)

The combined weighted-average interest rates on total debt outstanding at March 31, 2023 and December 31, 2022 were 4.19% and 3.90%, respectively.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2023	2022
Interest expense	$10,626,322	$8,253,874
Amortization of deferred debt issuance costs	712,804	833,279
Commitment fees	210,045	258,051
Total	$11,549,171	$9,345,204

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $240.9 million and $290.4 million, respectively. As of December 31, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $238.7 million and $290.1 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

The 2022 Convertible Notes were accounted for in accordance with ASC Topic 470-20 – Debt with Conversion and Other Options. Upon conversion of any of the 2022 Convertible Notes, the Company intended to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, had the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. Prior to the adoption of ASU 2020-06, the Company had determined that the embedded conversion options in 2022 Convertible Notes were not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively. During the year ended December 31, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company recombined the equity conversion component of our 2022 Convertible Notes outstanding, and accounted for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $3.3 million, partially offset by a decrease to accumulated loss of $3.2 million as of January 1, 2022 (see Note 2).

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

4. Debt — (continued)

The original issue discounts equal to the equity components of the 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2022 Convertible Notes were $3.3 million. As of March 31, 2023 and December 31, 2022, the components of the carrying values of the 2022 Convertible Notes were $0.0.

For the three months ended March 31, 2023 and 2022, the components of interest expense for the convertible notes were as follows:

	Three Months Ended March 31,
	2023	2022
Stated interest expense	NA	$1,079,167
Amortization of original issue discount	NA	—
Total interest expense	NA	$1,079,167

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the year ended December 31, 2022. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. As a result of the adoption, the Company has not recognized any amortization of original discount on the 2022 Convertible Notes during the year ended December 31, 2022 (see Note 2).

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

March 31, 2023

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

As of March 31, 2023 and December 31, 2022, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	March 31, 2023		December 31, 2022
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(855,267)	1,079,582	(1,002,473)	1,174,734
Carrying value of debt	$249,144,733	$326,079,582	$248,997,527	$326,174,734

For the three months ended March 31, 2023 and 2022, the components of interest expense for the 2024 Notes and 2026 Notes were as follows:

	Three Months Ended March 31,
	2023		2022
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Stated interest expense	$2,437,500	$2,315,625	$2,437,500	$2,315,625
Amortization of original issue discount/ (premium)	147,206	(95,151)	141,271	(93,060)
Total interest expense	$2,584,706	$2,220,474	$2,578,771	$2,222,565

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

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

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum. Undrawn portions of the Operating Facility below the minimum utilization amount continued to accrue commitment fees at a rate of 0.50% per annum until March 1, 2022, the date on which the March 2022 Convertible Notes were terminated in full, after which time they accrue at a rate of 2.00% per annum. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2023, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bore interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrued commitment fees of 0.35% per annum on the unused portion of the facility.

Since February 28, 2023, borrowings under Funding Facility II bear interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.00% per annum, which margin is subject to increase after the end of the revolving period or under other customary circumstances. The facility also accrues a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of March 31, 2023, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

4. Debt — (continued)

SBA Debentures

As of March 31, 2023, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2023, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2023 and December 31, 2022 were as follows:

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

March 31, 2023

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

March 31, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Accordion Partners LLC	8/29/2029	154,762	278,571
Accordion Partners LLC	8/31/2028	92,857	123,810
Acquia, Inc.	10/31/2025	N/A	779,225
Alcami Corporation	12/21/2028	546,266	1,420,290
Alcami Corporation	12/21/2028	874,025	N/A
Alpine Acquisition Corp II (48Forty)	11/30/2026	161,164	179,071
AmeriLife Holdings, LLC	8/31/2029	151,515	151,515
AmeriLife Holdings, LLC	8/31/2028	227,273	227,273
Applause App Quality, Inc.	9/30/2025	N/A	1,133,535
Applause App Quality, Inc.	9/20/2025	38,988	N/A
Appriss Health, LLC (PatientPing)	5/6/2027	272,265	544,531
Aras Corporation	4/13/2027	290,778	581,555
Syntellis Performance Solutions, LLC (Axiom Global, Inc.)	7/31/2027	45,000	45,000
Syntellis Parent, LLC (Axiom Software)	8/2/2027	360,063	360,063
Sotheby's	1/15/2027	1,601,742	1,601,742
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	3,384,549	3,384,549
Bynder Bidco, Inc.	1/26/2029	882,000	N/A
Callodine Commercial Finance, LLC (GBFC)	11/3/2025	243,000	N/A
Chariot Buyer, LLC	11/3/2028	797,158	797,158
CSG Buyer, Inc. (Core States)	3/31/2028	2,921,166	4,381,748
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	7/30/2028	1,460,583	N/A
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	223,092	397,558
Bynder Bidco, Inc.	1/26/2029	4,467	N/A
Deerfield Dakota Holding, LLC	4/9/2027	90,909	N/A
Elevate Brands Holdco, Inc.	3/14/2032	16,000,000	16,000,000
Ensemble RCM, LLC	8/3/2026	694,736	998,683
ETX Energy Management Company, LLC (fka NGR Management Company, LLC)	5/3/2027	1,750,277	1,750,277
FinancialForce.com, Inc.	1/30/2029	37,736	37,736
Fusion Risk Management, Inc.	8/30/2028	2,500,000	2,500,000
GACP I, LP (Great American Capital)	8/30/2028	35,870	35,870
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	193,947
Grey Orange Incorporated	5/6/2026	N/A	1,676,151
Greystone Affordable Housing Initiatives, LLC	3/2/2026	11,818,182	11,818,182
Gympass US, LLC	7/8/2027	46,154	46,154
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	170,416	N/A
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	1,543,558	2,095,944
Howlco, LLC, (Lone Wolf)	10/23/2026	174,825	N/A
ICIMS, Inc.	8/18/2028	1,064,123	1,503,556
ICIMS, Inc.	8/18/2028	396,825	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	416,667	1,000,000
Integrity Marketing Acquisition, LLC	8/27/2025	333,333	N/A
Integrity Marketing Acquisition, LLC	8/27/2025	10,254,564	10,254,564
IvyRehab Intermediate II, LLC	4/23/2029	104,167	166,667
JobandTalent USA, Inc. (United Kingdom)	2/17/2025	1,944,444	1,944,444
Kaseya, Inc.	6/25/2029	100,000	200,000
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	12/31/2023	100,000	N/A
Khoros, LLC (Lithium)	1/3/2024	227,614	991,682
Logicmonitor, Inc.	5/17/2026	764,068	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	2,094,199	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	837,679	N/A
Magenta Buyer, LLC (McAfee)	7/27/2028	1,069,947	1,069,947
Internap Holdings, LLC	6/3/2027	18,519	18,519
Optiv Security, Inc.	2/1/2024	31,250	25,000
Outcomes Group Holdings, Inc.	10/26/2026	1,229,873	N/A
Persado, Inc.	6/10/2027	N/A	8,608,961
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	N/A	278,157
Pico Quantitative Trading, LLC	2/7/2025	3,959,072	3,959,072
Plate Newco 1 Limited (Avanti) (United Kingdom)	4/6/2027	1,208,564	1,208,564
EdgeCo Buyer, Inc.	6/1/2026	17,527	N/A
Pueblo Mechanical and Controls, LLC	8/23/2028	52,375	155,250
PVHC Holding Corp	8/3/2024	44,063	58,750
Razor Group GmbH (Germany)	4/28/2028	5,057,109	6,365,227
Samson Investment Company	2/15/2020	37,538	37,538
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	20,589,674	20,589,674
Service Logic Acquisition Inc.	10/29/2027	1,163,276	1,163,276

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

Showtime Acquisition, LLC	8/7/2028	1,039,117	N/A
Nvest, Inc. (SigFig)	9/15/2025	1,298,896	N/A
Streamland Media Midco LLC	8/31/2023	N/A	120,000
Suited Connector, LLC	12/1/2027	N/A	852,273
SupplyOne, Inc.	2/1/2024	1,256,026	1,256,026
Thras.io, LLC	12/18/2026	N/A	8,787,651
Tahoe Finco, LLC (Talend)	10/1/2028	26,980	N/A
Wealth Enhancement Group, LLC	10/4/2027	182,991	276,194
Thras.io, LLC	12/18/2026	1,329,250	1,329,250
Zendesk Inc.	11/22/2028	95,503	134,827
Zilliant Incorporated	12/21/2027	39,325	N/A
Zilliant Incorporated	12/21/2027	370,370	518,519
Zilliant Incorporated	12/21/2027	148,148	N/A
Total Unfunded Balances		109,222,122	127,137,393

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2023 and December 31, 2022, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At March 31, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $2.4 million and $1.5 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2023 and 2022, expenses allocated pursuant to the Administration Agreement totaled $0.4 million and $0.5 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 15, 2023, to be in effect through the earlier of two trading days after the Company’s first quarter 2023 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the three months ended March 31, 2023 and 2022.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net increase (decrease) in net assets from operations	$22,713,879	$12,448,960
Weighted average shares outstanding	57,767,264	57,767,264
Earnings (loss) per share	$0.39	$0.22

9. Subsequent Events

On April 25, 2023, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2023 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 4, 2023, the Company’s Board of Directors declared a second quarter dividend of $0.34 per share payable on June 30, 2023 to stockholders of record as of the close of business on June 16, 2023.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

10. Financial Highlights

	Three Months Ended March 31,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$12.93	$14.36

Investment operations:
Net investment income before income taxes	0.44	0.34
Excise taxes	0.00	—
Net investment income	0.44	0.34
Net realized and unrealized gain (loss)	(0.05)	(0.12)
Total from investment operations	0.39	0.22

Cumulative effect adjustment for the adoption of ASU 2020-06 (5)	—	(0.01)

Dividends to common shareholders	(0.32)	(0.30)

Per share NAV at end of period	$13.00	$14.27

Per share market price at end of period	$10.30	$14.30

Total return based on market value (1) (2)	(17.9)%	8.1%
Total return based on net asset value (1) (3)	3.0%	1.5%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	15.8%	11.2%
Expenses before incentive fee	10.5%	8.9%
Expenses and incentive fee	11.2%	9.4%

Ending common shareholder equity	$750,982,145	$824,462,328
Portfolio turnover rate	1.2%	6.2%
Weighted-average debt outstanding	$1,004,741,584	$1,032,464,544
Weighted-average interest rate on debt	4.3%	3.2%
Weighted-average number of common shares	57,767,264	57,767,264
Weighted-average debt per share	$17.39	$17.87

(1)
Not annualized.
(2)
Total return based on market value equals the change in ending market value per share during share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.
(3)
Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.
(4)
Annualized, except for incentive compensation.
(5)
See Note 2 and 4 for further information related to the adoption of ASU 2020-06.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended March 31, 2023.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of March 31, 2023 (Unaudited)	$202,033	$5,371	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Preferred Interests
As of March 31, 2023 (Unaudited)	N/A	NA	N/A	N/A
Fiscal Year 2022	N/A	N/A	N/A	N/A
Fiscal Year 2021	N/A	N/A	N/A	N/A
Fiscal Year 2020	N/A	N/A	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Funding Facility I
As of March 31, 2023 (Unaudited)	N/A	NA	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of March 31, 2023 (Unaudited)	$100,000	$5,371	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of March 31, 2023 (Unaudited)	$150,000	$5,371	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of March 31, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of March 31, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

11. Senior Securities — (continued)

2022 Notes
As of March 31, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of March 31, 2023 (Unaudited)	$250,000	$1,855	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of March 31, 2023 (Unaudited)	$325,000	$1,855	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2023
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$45,536	$1,324,140	$-	$-	$-	$-	$1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	-	2,983,163	-	(1,016,787)	-	-	1,966,376
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	—	-	-	-	-	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	—	-	-	-	-	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	—	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series A Preferred Units	45,650	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	634,124	32,391,197	-	(872,228)	634,117	-	32,153,086
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	32,391,197	-	(238,112)	1	-	32,153,086
Total	$725,310	$69,089,697	$—	$(2,127,127)	$634,118	$—	$67,596,688

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2023
36th Street Capital Partners Holdings, LLC, Membership Units	$-	$56,272,000	$-	$(2,018,000)	$-	$-	$54,254,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	1,423,843	50,131,437	-	-	-	-	50,131,437
Anacomp, Inc., Class A Common Stock	-	552,432	-	-	-	-	552,432
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/22	-	—	-	-	-	-	-
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	479,568	16,146,544	-	-	-	-	16,146,544
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,862,701	-	-	-	-	1,862,701
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	297,566	12,089,579	-	-	-	-	12,089,579
Fishbowl INC., Common Membership Units	-	577,277	-	143,261	-	-	720,538
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	4,657	-	-	-	16,278,838	-	16,278,838
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	3,418	-	-	-	8,604,529	-	8,604,529
AutoAlert, LLC, Class A Common Interest	-	-	-	-	4,713,886	-	4,713,886
AutoAlert, LLC, Preferred Equity	-	-	-	-	4,302,264	-	4,302,264
Total	$2,209,052	$137,733,285	$—	$(1,874,739)	$33,899,517	$—	$169,758,063

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1)

Year Ended December 31, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2022
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$148,806	$1,324,140	$-	$-	$-	$-	1,324,140
Iracore Investments Holdings, Inc., Class A Common Stock	-	4,344,746	-	(1,361,583)	-	-	2,983,163
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	15,224,581	9,653,044	(12,451,775)	-	(12,425,850)	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	1,409,955	820,337	(1,213,868)	-	(1,016,424)	—
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	1,423,944	699,058	(1,225,912)	-	(897,090)	—
TVG-Edmentum Holdings, LLC, Series A Preferred Units	180,519	—	-	-	-	-	—
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	2,357,065	36,740,019	-	(6,705,895)	2,357,073	-	32,391,197
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	36,740,019	-	(4,348,822)	-	-	32,391,197
Total	$2,686,390	$97,207,404	$11,172,439	$(27,307,855)	$2,357,073	$(14,339,364)	$69,089,697

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)

Year Ended December 31, 2022

Security	Dividends or Interest (2)	Fair Value at December 31, 2021	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2022
36th Street Capital Partners Holdings, LLC, Membership Units	$3,794,889	$34,082,000	$-	$20,940,000	$1,250,000	$-	$56,272,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	4,977,439	41,381,437	-	-	8,750,000	-	50,131,437
Anacomp, Inc., Class A Common Stock	-	326,437	-	225,995	-	-	552,432
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/22	-	339,100	-	(339,100)	-	-	-
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	2,155,374	26,901,777	(124,801)	(131,604)	515,000	(11,013,828)	16,146,544
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	—	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,955,145	-	(92,444)	-	-	1,862,701
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	577,752	—	-	-	12,089,579	-	12,089,579
Fishbowl INC., Common Membership Units	-	-	-	(209,754)	787,031	-	577,277
Total	$11,505,454	$105,087,211	$(124,801)	$20,393,093	$23,391,610	$(11,013,828)	$137,733,285

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Novellus LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Common Warrants	03/30/23
Nanosys, Inc., Series A-1 Preferred Warrants	03/30/23
PerchHQ, Warrants for Common Units	09/30/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
PerchHQ, Warrants for Common Units	09/30/22
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG,, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2023, 83.8% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with the Administrator provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and the Company’s common stockholders indirectly bear all of the costs and expenses of the Company, SVCP, TCPC Funding II and the SBIC), which may include those relating to:

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

Additionally, the investment management agreement provides that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreement, no incentive compensation was incurred prior to January 1, 2013. Under the current investment management agreement, dated February 9, 2019, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted-average contributed common equity. The determination of incentive compensation is subject to limitations under the 1940 Act and the Investment Advisers Act of 1940.

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

As of March 31, 2023, 0.0% of our investments were categorized as Level 1, 5.5% were categorized as Level 2, 94.4% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended March 31, 2023, we invested approximately $76.0 million, comprised of new investments in 8 new and 2 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $75.1 million, or 98.8% of total acquisitions, were in senior secured loans. The remaining $0.9 million (1.2% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $19.3 million in proceeds from sales or repayments of investments during the three months ended March 31, 2023.

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

At March 31, 2023, our investment portfolio of $1,665.7 million (at fair value) consisted of 143 portfolio companies and was invested 88.3% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 84.1% in senior secured loans, 4.2% in senior secured notes and 11.7% in equity investments. Our average portfolio company investment at fair value was approximately $11.6 million. Our largest portfolio company investment by value was approximately 6.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 19.4% of our portfolio at March 31, 2023.

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

The industry composition of our portfolio at fair value at March 31, 2023 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	15.7%
Diversified Financial Services	11.9%
Diversified Consumer Services	11.9%
Software	11.6%
Professional Services	6.6%
Health Care Technology	4.3%
Media	3.8%
Capital Markets	2.9%
Construction and Engineering	2.9%
Automobiles	2.5%
Healthcare Providers and Services	2.4%
Road and Rail	2.4%
Textiles, Apparel and Luxury Goods	2.3%
Technology Hardware, Storage & Peripherals	1.8%
IT Services	1.8%
Paper and Forest Products	1.8%
Specialty Retail	1.5%
Insurance	1.2%
Trading Companies & Distributors	1.0%
Diversified Telecommunication Services	0.9%
Other	8.8%
Total	100.0%

The weighted average effective yield of our debt portfolio was 13.1% at March 31, 2023 and 12.7% at December 31, 2022. The weighted average effective yield of our total portfolio was 12.3% at March 31, 2023 and 11.9% at December 31, 2022. At March 31, 2023, 93.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 6.2% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.9% at March 31, 2023. Debt investments in two portfolio companies were on non-accrual status as of March 31, 2023, representing 0.3% of the portfolio at fair value and 0.5% at cost. At December 31, 2022, 93.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 6.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.9% at December 31, 2022. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2022, representing 2.0% of the portfolio at fair value and 4.2% at cost.

Results of operations

Investment income

Investment income totaled $50.3 million and $42.2 million, respectively, for the three months ended March 31, 2023 and 2022, of which $49.0 million and $40.5 million were attributable to interest and fees on our debt investments, $0.9 million and $1.5 million to dividend income and $0.4 million and $0.2 million to other income, respectively. Included in interest and fees on our debt investments were $0.2 million and $2.2 million of non-recurring income related to prepayments for the three months ended March 31, 2023 and 2022, respectively. Included in other income were $0.1 million and $0.0 million in amendment fees during the three months ended March 31, 2023 and 2022, respectively. The increase in investment income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily reflects an increase in interest income due to the rise in LIBOR/SOFR rates, partially offset by the lower dividend income received during the three months ended March 31, 2023.

Expenses

Total operating expenses for the three months ended March 31, 2023 and 2022 were $24.9 million and $22.4 million, respectively, comprised of $11.5 million and $9.3 million in interest expense and related fees, $5.9 million and $6.7 million in base management fees, $5.4 million and $4.2 million in incentive fee expense, $0.5 million and $0.6 million in professional fees, $0.4 million and $0.5 million in administrative expenses and $1.2 million and $1.1 million in other expenses, respectively. The increase in operating expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflects an increase in interest expense due to the rise in LIBOR/SOFR rates, partially offset by the lower management fees during the three months ended March 31, 2023.

Net investment income

Net investment income was $25.4 million and $19.8 million, respectively, for the three months ended March 31, 2023 and 2022. The increase in net investment income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the three months ended March 31, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2023 and 2022 was $(30.6) million and $(0.1) million, respectively. Net realized losses for the three months ended March 31, 2023 was comprised primarily of a $30.7 million loss from the reorganization of our investment in Autoalert.

For the three months ended March 31, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $28.0 million and $(7.2) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2023 primarily reflects a $36.2 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert, partially offset by a $3.2 million unrealized loss on our investment in Astra Acquisition and a $2.9 million unrealized loss in Aventiv. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2022 primarily reflects mark-to-market adjustments across the portfolio as a result of wider market spreads, as well as a $3.7 million reversal of previously recognized unrealized gains on our investment in CORE Entertainment, partially offset by a $3.6 million in unrealized gains on our investment in 36th Street, $3.4 million in unrealized gains on our investment in Razor Group and $2.2 million in unrealized gains on our investment in Hylan.

Incentive compensation

Incentive fees for the three months ended March 31, 2023 and 2022 were $5.4 million and $4.2 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the three month ended March 31, 2023, an excise tax expense of $0.1 million was recorded and paid, based on the amount of tax-basis ordinary income for the year ended December 31, 2022. No excise tax was incurred for the year ended December 31, 2022.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $22.7 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively. The higher net increase in net assets resulting from operations during the three months ended March 31, 2023 was primarily due to the higher net investment income and the lower net realized and unrealized losses compared to the three months ended March 31, 2022.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 15, 2023, to be in effect through the earlier of two trading days after our first quarter 2023 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the three months ended March 31, 2023 and 2022.

Total leverage outstanding and available under the combined Leverage Program at March 31, 2023 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	L+1.75%	(2)	$202,033,121	$97,966,879	$300,000,000	(3)
Funding Facility II	2025	SOFR+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,144,733	—	249,144,733
2026 Notes ($325 million par)	2026	2.850%		326,079,582	—	326,079,582
Total leverage				1,027,257,436	$207,966,879	$1,235,224,315
Unamortized issuance costs				(4,636,951)
Debt, net of unamortized issuance costs				$1,022,620,485

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of March 31, 2023, $8.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Subject to certain funding requirements and a SOFR credit adjustment of 0.15%
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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2023, the Company’s asset coverage ratio was 185%.

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

Net cash used in operating activities during the three months ended March 31, 2023 was $40.4 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $57.1 million, offset by $16.7 million in net investment income (net of non-cash income and expenses).

Net cash provided by financing activities was $56.8 million during the three months ended March 31, 2023, consisting primarily of $78.2 million in credit facility draws (net of repayments), offset by $21.4 million in dividends paid to common shareholders.

At March 31, 2023, we had $98.8 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2023, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the three months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
Each of the Company, TCPC Funding II, and the SBIC has entered into an investment management agreement with the Advisor.
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

Recent Developments

From April 1, 2023 through May 3, 2023, the Company has invested approximately $6.1 million primarily in 2 senior secured loans with a combined effective yield of approximately 11.8%.

On April 25, 2023, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2023 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 4, 2023, the Company’s board of directors declared a second quarter dividend of $0.34 per share payable on June 30, 2023 to stockholders of record as of the close of business on June 16, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2023, 93.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 93.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.
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

Based on our March 31, 2023 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$34,049,340	$0.59
Up 200 basis points	22,699,560	0.39
Up 100 basis points	11,349,780	0.20
Down 100 basis points	(11,326,616)	(0.20)
Down 200 basis points	(22,653,233)	(0.39)
Down 300 basis points	(33,922,110)	(0.59)

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

PART II - Other Information.

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2023, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from the Advisor.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first quarter of the year ends December 31,

2023, the year ended December 31, 2022 and the year ended December 31, 2021. On March 31, 2023, the reported closing price of our common stock was $10.30 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37
Fiscal Year ended December 31, 2021
First Quarter	$13.56	$14.89	$11.13	9.8%	(17.9)%	$0.30
Second Quarter	$14.21	$14.97	$13.74	5.3%	(3.3)%	$0.30
Third Quarter	$14.09	$14.39	$13.36	2.1%	(5.2)%	$0.30
Fourth Quarter	$14.36	$14.36	$13.18	0.0%	(8.2)%	$0.30
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

Date: May 4, 2023
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: May 4, 2023
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer