Form 10-Q
period 2023-06-30
BlackRock TCP Capital Corp.
filed 2023-08-03
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2023

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 3, 2023 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,450,177,059 and $1,474,146,428, respectively)	$1,399,531,797	$1,402,764,659
Non-controlled, affiliated investments (cost of $37,934,939 and $37,132,993, respectively)	69,168,901	69,089,697
Controlled investments (cost of $195,494,803 and $158,500,500, respectively)	171,857,336	137,733,285
Total investments (cost of $1,683,606,801 and $1,669,779,921, respectively)	1,640,558,034	1,609,587,641

Cash and cash equivalents	123,129,111	82,435,171
Interest, dividends and fees receivable	24,067,525	20,903,797
Deferred debt issuance costs	3,039,843	3,597,236
Prepaid expenses and other assets	1,944,557	2,826,004
Total assets	1,792,739,070	1,719,349,849

Liabilities
Debt (net of deferred issuance costs of $4,212,814 and $5,056,427, respectively)	1,021,131,891	944,005,814
Interest and debt related payables	9,938,473	9,260,738
Incentive fees payable	5,855,495	4,883,575
Management fees payable	5,826,655	6,084,202
Reimbursements due to the Advisor	325,772	1,498,733
Distributions payable	—	2,888,363
Payable for investments purchased	—	1,937,465
Accrued expenses and other liabilities	2,068,823	2,037,169
Total liabilities	1,045,147,109	972,596,059

Commitments and contingencies (Note 5)

Net assets	$747,591,961	$746,753,790

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$57,767	$57,767
Paid-in capital in excess of par	967,890,570	967,890,570
Distributable earnings (loss)	(220,356,376)	(221,194,547)
Total net assets	747,591,961	746,753,790
Total liabilities and net assets	$1,792,739,070	$1,719,349,849
Net assets per share	$12.94	$12.93

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$46,264,863	$37,218,468	$91,418,011	$74,646,423
Non-controlled, affiliated investments	47,703	33,936	93,238	67,044
Controlled investments	2,775,676	1,823,155	4,984,728	3,735,659
PIK income:
Non-controlled, non-affiliated investments	3,631,465	2,004,691	5,216,299	3,084,896
Controlled investments	310,993	—	310,993	—
Dividend income:
Non-controlled, non-affiliated investments	255,437	225,854	558,179	487,083
Non-controlled, affiliated investments	653,143	580,300	1,287,268	1,143,704
Controlled investments	—	1,850,074	—	2,563,899
Other income:
Non-controlled, non-affiliated investments	21,558	173,256	354,822	325,733
Non-controlled, affiliated investments	—	45,651	45,650	51,853
Total investment income	53,960,838	43,955,385	104,269,188	86,106,294

Operating expenses
Interest and other debt expenses	12,288,304	9,369,209	23,837,475	18,714,413
Management fees	6,095,736	6,606,166	11,973,275	13,273,893
Incentive fees	5,855,495	4,511,860	11,245,191	8,702,090
Professional fees	318,778	409,993	773,128	980,388
Administrative expenses	357,803	444,036	734,347	921,095
Director fees	208,819	236,113	559,819	459,113
Insurance expense	138,575	181,062	292,578	362,123
Custody fees	91,330	76,593	181,916	160,522
Other operating expenses	1,001,519	850,155	1,658,413	1,508,519
Total operating expenses	26,356,359	22,685,187	51,256,142	45,082,156

Net investment income before taxes	27,604,479	21,270,198	53,013,046	41,024,138

Excise tax expense	—	—	35,440	—
Net investment income	27,604,479	21,270,198	52,977,606	41,024,138

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(394,628)	(29,415,029)	(31,024,332)	(29,368,762)
Non-controlled, affiliated investments	—	11,048,248	—	11,048,248
Controlled investments	—	—	—	(124,801)
Net realized gain (loss)	(394,628)	(18,366,781)	(31,024,332)	(18,445,315)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(10,882,711)	1,417,267	21,089,611	(8,162,024)
Non-controlled, affiliated investments	919,061	(4,318,514)	(1,208,066)	(7,158,091)
Controlled investments	(995,515)	(130,245)	(2,870,254)	5,062,177
Net change in unrealized appreciation (depreciation)	(10,959,165)	(3,031,492)	17,011,291	(10,257,938)

Net realized and unrealized gain (loss)	(11,353,793)	(21,398,273)	(14,013,041)	(28,703,253)

Net increase (decrease) in net assets resulting from operations	$16,250,686	$(128,075)	$38,964,565	$12,320,885

Basic and diluted earnings (loss) per share	$0.28	$(0.00)	$0.67	$0.21

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)	$746,753,790
Net investment income	—	—	—	25,373,127	25,373,127
Net realized and unrealized gain (loss)	—	—	—	(2,659,248)	(2,659,248)
Dividends paid to shareholders	—	—	—	(18,485,524)	(18,485,524)
Balance at March 31, 2023	57,767,264	$57,767	$967,890,570	$(216,966,192)	$750,982,145

Net investment income	—	—	—	27,604,479	27,604,479
Net realized and unrealized gain (loss)	—	—	—	(11,353,793)	(11,353,793)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at June 30, 2023	57,767,264	$57,767	$967,890,570	$(220,356,376)	$747,591,961

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)	$829,456,636
Cumulative effect adjustment for the adoption of ASU 2020-06 (1)	—	—	(3,309,596)	3,196,507	(113,089)
Net investment income	—	—	—	19,753,940	19,753,940
Net realized and unrealized gain (loss)	—	—	—	(7,304,980)	(7,304,980)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2022	57,767,264	$57,767	$963,100,315	$(138,695,754)	$824,462,328

Net investment income	—	—	—	21,270,198	21,270,198
Net realized and unrealized gain (loss)	—	—	—	(21,398,273)	(21,398,273)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2022	57,767,264	$57,767	$963,100,315	$(156,154,008)	$807,004,074

(1)
See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$38,964,565	$12,320,885
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	31,024,332	18,445,315
Change in net unrealized (appreciation) depreciation of investments	(17,143,512)	10,735,596
Net amortization of investment discounts and premiums	(2,620,291)	(5,467,347)
Amortization of original issue discount on debt	105,402	97,721
Interest and dividend income paid in kind	(3,600,481)	(3,084,896)
Amortization of deferred debt issuance costs	1,433,974	1,553,981
Changes in assets and liabilities:
Purchases of investments	(89,512,996)	(211,990,085)
Proceeds from disposition of investments	50,882,555	235,621,774
Decrease (increase) in interest, dividends and fees receivable	(3,163,728)	724,261
Decrease (increase) in receivable for investments sold	—	5,790,508
Decrease (increase) in prepaid expenses and other assets	881,447	225,494
Increase (decrease) in payable for investments purchased	(1,937,465)	(28,977,328)
Increase (decrease) in incentive fees payable	971,920	769,417
Increase (decrease) in interest and debt related payables	677,735	(1,257,156)
Increase (decrease) in reimbursements due to the Advisor	(1,172,961)	363,448
Increase (decrease) in management fees payable	(257,547)	13,750
Increase (decrease) in accrued expenses and other liabilities	31,654	384,607
Net cash provided by (used in) operating activities	5,564,603	36,269,945

Financing activities
Draws on credit facilities	162,008,059	400,431,901
Repayments of credit facility draws	(85,830,997)	(232,166,722)
Payments of debt issuance costs	(32,968)	—
Dividends paid to shareholders	(41,014,757)	(34,660,358)
Repayment of convertible notes	—	(140,000,000)
Net cash provided by (used in) financing activities	35,129,337	(6,395,179)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	40,693,940	29,874,766
Cash and cash equivalents (including restricted cash) at beginning of period	82,435,171	19,552,273
Cash and cash equivalents (including restricted cash) at end of period	$123,129,111	$49,427,039

Supplemental cash flow information
Interest payments	$21,244,543	$17,920,525
Excise tax payments	$35,440	$—

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	12.23%	4/15/2026	$6,070,978	$6,009,346	$6,010,268	0.34%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.75%	12.18%	4/15/2026	$662,974	657,532	656,344	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.29%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.06%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40%	14.30%	3/31/2029	$8,915,522	8,915,522	8,915,522	0.51%	F/N
								34,395,031	34,394,765	1.95%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.34%	4/30/2027	$6,166,272	6,080,380	6,018,281	0.34%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.34%	4/30/2027	$933,227	920,702	910,830	0.05%	N
								7,001,082	6,929,111	0.39%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.75%	2/7/2025	$21,791,007	21,438,245	21,987,126	1.25%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	12.56%	2/7/2025	$24,415,870	23,732,537	24,415,870	1.38%	N
								45,170,782	46,402,996	2.63%
Commercial Services & Supplies
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.16%	8/23/2028	$359,781	351,958	353,701	0.02%	N
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.15%	8/23/2028	$196,894	191,396	192,681	0.01%	N
Pueblo Mechanical and Controls, LLC	Sr Secured Revolver	PRIME	0.75%	5.00%	13.25%	8/23/2027	$23,500	22,261	22,513	—	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.66%	8/31/2029	$7,767,802	7,671,534	7,239,592	0.42%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.25%	12.66%	8/31/2029	$—	(7,690)	(90,389)	-0.01%	K/N
								8,229,459	7,718,098	0.44%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$315,185	198,469	—	—	C/H/N
								1,081,982	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$—	(29,212)	(46,739)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$8,870,302	8,692,896	8,586,452	0.49%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.50%	3/31/2028	$—	(58,423)	(93,477)	-0.01%	K/N
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.25%	10.17%	12/29/2025	$2,199,908	2,160,967	2,133,911	0.12%	G/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.50%	11.73%	11/23/2027	$3,609,893	3,545,987	3,454,669	0.20%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.69%	11/23/2027	$552,386	540,346	522,695	0.03%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.70%	11/23/2027	$1,686,538	1,654,652	1,614,016	0.09%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(S)	1.00%	10.00%	14.84%	3/11/2027	$5,056,985	4,877,976	5,051,928	0.29%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	12.84%	2/22/2026	$4,983,707	4,983,707	4,978,723	0.28%	N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.51%	2/1/2029	$—	(23,417)	(20,942)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.50%	11.51%	2/1/2030	$—	(59,165)	(52,355)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.51%	2/1/2030	$5,152,776	5,006,726	5,023,956	0.28%	N
								31,293,040	31,152,837	1.77%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.54%	9/21/2027	$7,500,000	$7,331,169	$7,237,500	0.41%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.20%	9/21/2027	$2,500,000	2,446,278	2,412,500	0.14%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$—	(8,013)	(7,976)	—	K/N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$2,170,647	2,107,127	2,108,350	0.12%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.45%	12/14/2027	$6,939,853	6,809,719	6,814,935	0.38%	N
								18,686,280	18,565,309	1.05%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.91%	12/14/2029	$11,969,577	11,734,531	10,557,167	0.59%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	12.91%	12/14/2029	$1,110,271	1,088,794	979,259	0.06%	N
								12,823,325	11,536,426	0.65%
Distributors
Colony Display, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50% Cash + 3.00% PIK	15.00%	6/30/2026	$6,966,503	6,878,301	6,262,886	0.36%	N

Diversified Consumer Services
Elevate Brands OpCo, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.70%	3/15/2027	$20,800,000	20,511,376	20,800,000	1.18%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.59%	9/14/2029	$459,953	450,596	455,537	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.55%	9/15/2027	$—	(716)	(423)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.02%	4/30/2025	$41,799,869	41,933,304	40,248,298	2.28%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$4,734,408	4,734,408	5,042,144	0.29%	H/N
SellerX Germany Gmbh & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	16.54%	11/23/2025	$18,018,933	17,786,240	18,018,933	1.02%	H/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.50%	12/18/2026	$9,739,964	9,527,037	7,597,172	0.43%	G
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.50%	12/18/2026	$23,294,749	23,027,347	18,169,904	1.03%	G
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.82%	10/15/2025	$19,398,793	19,483,317	16,236,790	0.92%	N
								137,452,909	126,568,355	7.18%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.20%	3/26/2026	$8,082,534	8,067,525	7,934,624	0.45%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.20%	3/26/2026	$—	(1,029)	(13,243)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$50,131,437	50,131,437	50,131,437	2.83%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.49%	8/29/2029	$1,410,531	1,381,987	1,390,784	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.74%	8/29/2029	$123,810	121,301	123,438	0.01%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.49%	8/31/2028	$—	(2,412)	(1,733)	—	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.29%	8/29/2029	$154,762	151,634	152,595	0.01%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.78%	8/21/2028	$698,210	686,407	686,689	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.78%	8/21/2028	$193,947	190,650	190,747	0.01%	N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.71%	7/5/2026	$17,633,544	17,418,507	17,245,606	0.98%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	11.09%	10/4/2027	$333,975	332,117	323,630	0.02%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.09%	10/4/2027	$—	(107)	(591)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.25%	14.65%	2/11/2025	$43,629,951	43,239,188	42,539,202	2.41%	H/L/N
								121,717,205	120,703,185	6.84%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(S)	1.00%	8.25%	13.98%	10/31/2025	$25,846,154	25,759,406	20,644,615	1.17%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref		Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2024	$2,110,141	$2,110,141	$—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2023	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2023	$5,535,517	5,535,517	1,533,338	0.08%	D/F/H/N
								14,224,535	1,634,653	0.09%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.90%	5/6/2027	$8,127,121	8,020,694	7,810,163	0.44%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	LIBOR(M)	1.00%	7.25%	11.90%	5/6/2027	$—	(7,000)	(21,237)	—	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.07%	3/14/2026	$13,767,771	13,615,163	13,437,344	0.76%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.07%	3/14/2026	$—	(5,350)	(14,575)	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.25%	5/3/2027	$23,802,071	23,445,753	22,826,186	1.28%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.33%	5/3/2027	$1,050,166	1,027,663	978,405	0.06%	N
Edifecs, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.11%	12.35%	9/21/2026	$1,354,167	1,334,260	1,367,708	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.04%	10/2/2028	$5,727,820	5,706,490	5,647,630	0.32%	N
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	—	6.00%	11.50%	7/23/2024	$20,250,000	20,178,669	20,067,750	1.14%	N
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	11.46%	7/23/2024	$2,250,000	2,242,534	2,229,750	0.13%	N
								75,558,876	74,329,124	4.21%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.34%	6/28/2028	$4,562,528	4,488,228	3,764,086	0.21%	L/N
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.84%	8/19/2027	$—	(260)	(25)	—	K/N
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.84%	8/19/2027	$337,305	334,450	337,035	0.02%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.26%	5/4/2028	$10,288,638	10,117,525	10,078,749	0.57%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.26%	5/4/2028	$—	(64,029)	(80,765)	—	K/N
Team Services Group, LLC	Second Lien Incremental Term Loan	LIBOR(Q)	1.00%	9.00%	14.27%	11/13/2028	$27,855,847	27,216,336	26,184,497	1.48%	G
								42,092,250	40,283,577	2.28%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.26%	10.50%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.69%	F/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.48%	6/3/2027	$229,745	225,912	224,231	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	PRIME	0.75%	5.25%	13.50%	6/3/2027	$9,260	8,966	8,815	—	H/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$—	(36,166)	(36,239)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$—	(28,939)	(28,991)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.67%	8/7/2028	$18,184,544	17,671,835	17,677,195	1.00%	N
								29,931,187	29,934,590	1.70%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	10.88%	8/31/2029	$1,809,091	1,776,477	1,753,009	0.10%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.62%	8/31/2029	$301,515	293,380	287,471	0.02%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	10.99%	8/31/2028	$37,879	33,953	30,833	—	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.76%	8/27/2025	$—	(645,666)	(41,018)	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.76%	8/27/2025	$10,203,292	10,055,787	10,162,479	0.57%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.45%	10/1/2026	$4,809,463	4,753,508	4,453,563	0.24%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.46%	10/1/2026	$520,833	513,648	474,583	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.25%	11/1/2028	$848,571	837,987	820,569	0.05%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.22%	11/1/2028	$2,123,430	2,097,176	2,053,357	0.12%	N
								19,716,250	19,994,846	1.13%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.47%	12/29/2027	$959,464	898,728	899,018	0.05%	N
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	13.55%	12/14/2028	$12,141,870	12,004,950	10,320,589	0.59%	G/N
								12,903,678	11,219,607	0.64%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	12.56%	10/31/2025	$1,475,232	$1,460,547	$1,475,232	0.08%	N
Acquia, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	12.34%	10/31/2025	$25,299,735	25,050,817	25,299,735	1.43%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.73%	8/22/2027	$5,717,940	5,667,686	5,609,300	0.32%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(M)	0.75%	8.88%	14.09%	10/25/2029	$20,715,038	20,370,737	11,548,634	0.65%	G
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(6,770)	(6,804)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$3,000,000	2,913,608	2,916,000	0.17%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(24,571)	(24,696)	—	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$10,875,000	10,561,830	10,570,500	0.60%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	LIBOR(M)	1.50%	5.50% Cash + 2.50% PIK	13.50%	4/1/2025	$56,956,023	56,866,679	56,614,287	3.21%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,262,293	772,415	3,076,342	0.17%	N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.26%	7/8/2027	$519,314	515,230	514,121	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% cash + 2.50% PIK	12.34%	6/8/2028	$7,651,471	7,521,980	7,467,836	0.42%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$4,206,856	3,838,741	3,460,139	0.20%
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	13.53%	7/27/2029	$20,000,000	19,766,144	13,200,000	0.75%	G
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.79%	2/1/2029	$—	(28,642)	(22,138)	—	K/N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.79%	2/1/2029	$9,838,988	9,610,892	9,661,886	0.55%	N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.66%	6/10/2027	$7,464,767	7,425,271	6,837,726	0.39%	N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.66%	6/10/2027	$7,317,617	7,234,335	6,702,937	0.38%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.04%	4/6/2027	$32,582,872	32,124,543	31,084,060	1.77%	N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	8.00%	13.04%	4/6/2027	$1,208,564	1,177,779	1,097,376	0.06%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.00%	13.20%	4/2/2027	$9,903,019	9,789,288	9,853,504	0.56%	N
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	10.22%	3/9/2028	$8,143,975	7,981,900	7,939,561	0.45%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	11.80%	10/1/2024	$7,500,000	8,258,858	7,987,757	0.45%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.35%	8/16/2029	$462,462	454,107	459,549	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.35%	8/16/2028	$—	(642)	(278)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.25% PIK	12.22%	1/24/2028	$524,983	516,320	515,533	0.03%	H/I/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(S)	1.00%	6.00% Cash + 2.00% PIK	13.36%	12/1/2027	$578,466	569,616	421,124	0.02%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(S)	1.00%	6.00% Cash + 2.00% PIK	13.31%	12/1/2027	$3,507,841	3,451,388	2,553,708	0.14%	N
								243,840,086	226,812,931	12.86%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.49%	10/19/2028	$—	(995)	(225)	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.49%	10/19/2028	$450,000	439,893	447,750	0.03%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.00%	13.22%	5/28/2029	$15,000,000	14,889,462	13,605,000	0.77%	G/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.24%	12/30/2027	$—	(28,924)	(28,889)	—	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.24%	12/29/2028	$14,871,364	14,448,160	14,469,837	0.82%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.51%	11.60%	5/13/2030	$—	(2,208)	(1,620)	—	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.59%	5/13/2030	$900,000	877,546	883,800	0.05%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	12.47%	7/31/2025	$—	—	—	—	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.35%	12.61%	7/31/2025	$14,671,682	14,671,682	14,671,682	0.83%	N
								45,294,616	44,047,335	2.50%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% cash + 3.50% PIK	14.49%	6/15/2024	$68,203	68,002	65,625	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75% cash + 3.50% PIK	14.49%	6/15/2024	$135,884	135,484	130,748	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75% cash + 3.50% PIK	14.45%	6/15/2024	$1,870,684	1,864,037	1,799,972	0.10%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	12.26%	5/25/2027	$99,000	96,027	98,897	0.01%	G/J
								2,163,550	2,095,242	0.12%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$—	$(17,538)	$(5,463)	—	K/N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$—	(27,982)	(8,740)	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.20%	12/21/2028	$6,522,411	6,307,861	6,457,187	0.37%	N
								6,262,341	6,442,984	0.37%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	11.96%	8/5/2028	$13,662,726	13,390,691	13,403,134	0.76%	N
								13,390,691	13,403,134	0.76%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.08%	1/3/2024	$28,016,636	27,862,280	26,699,855	1.52%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	SOFR(Q)	1.00%	8.00%	13.08%	1/3/2024	$1,156,962	1,146,491	1,079,281	0.06%	N
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	12.22%	10/19/2026	$14,500,000	14,149,274	10,627,340	0.60%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	—	10.10%	5/1/2024	$12,819,528	12,770,895	12,356,883	0.70%	L/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	8/31/2023	$377,150	376,011	362,064	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/23/2026	$10,372,008	10,223,774	9,511,131	0.54%	N
								66,528,725	60,636,554	3.44%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	14.25%	4/12/2024	$1,324,151	1,324,151	1,324,151	0.08%	B/N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	11.01%	11/30/2026	$20,261,018	19,944,249	19,681,553	1.11%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	11.01%	11/30/2026	$35,814	31,894	30,693	—	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.04%	12/23/2026	$10,466,067	10,182,202	10,149,992	0.58%	N
								30,158,345	29,862,238	1.69%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.00%	10.30%	9/20/2025	$15,205,443	15,202,086	15,205,443	0.86%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	10.30%	9/20/2025	$—	(6,415)	—	—	N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	7.75%	6/1/2025	$8,146,376	7,567,314	4,419,409	0.25%	C/G
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	12.80%	4/26/2030	$7,500,000	7,373,964	6,562,500	0.37%	G/N
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	12.69%	5/14/2029	$10,000,000	9,932,327	9,770,000	0.55%	G/N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.38%	8/18/2028	$83,385	83,384	75,637	—	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	11.99%	8/18/2028	$66,269	60,323	63,492	—	N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.38%	8/18/2028	$4,166,667	4,102,488	4,137,500	0.23%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.25%	12.38%	8/18/2028	$4,449,002	4,378,332	4,420,528	0.25%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.96%	2/17/2025	$18,590,586	18,409,938	18,218,775	1.03%
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.96%	2/17/2025	$26,409,413	26,129,323	25,881,225	1.48%
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	SOFR(M)	0.75%	6.75%	11.97%	8/4/2026	$2,666,667	2,655,603	2,546,667	0.14%	G
								95,888,667	91,301,176	5.16%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	11.14%	3/2/2026	$4,666,667	$4,666,667	$4,615,333	0.26%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.72%	3/21/2027	$8,181,818	8,045,130	8,078,727	0.46%	N
								12,711,797	12,694,060	0.72%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.68%	12.81%	4/8/2025	$10,119,063	10,029,065	10,017,872	0.57%	N
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.81%	4/8/2025	$29,880,937	29,640,936	29,582,128	1.68%	N
								39,670,001	39,600,000	2.25%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.66%	12/29/2027	$5,424,917	5,335,673	5,235,045	0.30%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.22%	12/29/2026	$1,215,787	1,011,097	1,086,300	0.06%	G/N
								6,346,770	6,321,345	0.36%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.72%	12/29/2025	$6,933,486	6,890,805	6,841,271	0.39%	L/N
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.75%	12/29/2025	$2,539,229	2,495,742	2,505,457	0.14%	L/N
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.75%	12/29/2025	$485,546	463,172	479,137	0.03%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.19%	3/11/2027	$25,095,612	24,896,305	25,078,045	1.41%	N
Aras Corporation	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	11.66%	4/13/2027	$581,555	570,454	552,768	0.03%	N
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.50% Cash + 3.25% PIK	11.99%	4/13/2027	$12,857,967	12,708,979	12,433,654	0.69%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	15.00%	4/30/2026	$1,714,586	1,683,568	1,714,586	0.10%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(S)	1.00%	7.75%	13.03%	4/30/2026	$12,751,345	12,523,499	12,776,848	0.72%	N
Certify, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	10.75%	2/28/2024	$3,188,631	3,182,877	3,188,631	0.18%	N
Certify, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	10.75%	2/28/2024	$23,383,293	23,382,252	23,383,293	1.32%	N
Certify, Inc.	Sr Secured Revolver	LIBOR(M)	1.00%	5.50%	10.75%	2/28/2024	$265,719	263,667	265,719	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	11.79%	9/8/2027	$2,833,333	2,801,462	2,753,717	0.16%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.00%	11.79%	9/8/2027	$81,168	78,239	73,362	—	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	11.72%	9/8/2027	$273,311	270,289	265,505	0.02%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.76%	3/30/2029	$—	(2,180)	(1,455)	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.76%	3/30/2029	$909,091	886,822	894,545	0.05%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.99%	1/6/2026	$2,758,041	2,735,737	2,749,767	0.16%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.70%	1/6/2026	$5,432,783	5,398,990	5,416,485	0.31%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.13%	8/30/2028	$—	(2,107)	(2,036)	—	K/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 4.00% PIK	12.63%	8/30/2028	$892,857	875,131	875,893	0.05%	N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.58%	5/6/2026	$4,190,378	4,157,145	4,145,122	0.24%	L/N
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.58%	5/6/2026	$4,190,378	4,159,926	4,145,122	0.24%	L/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software (continued)
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.12%	7/9/2029	$264,868	$260,446	$263,093	0.01%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.10%	7/9/2029	$204,651	201,170	203,280	0.01%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.47%	7/9/2029	$—	(799)	(309)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	11.20%	12/17/2027	$3,934,418	3,874,962	3,794,353	0.22%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	11.19%	12/17/2027	$250,000	239,968	226,267	0.01%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.19%	12/17/2027	$—	(4,992)	(11,867)	—	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.07%	8/7/2028	$1,000,000	977,799	976,500	0.06%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.35%	6/25/2029	$1,635,938	1,614,150	1,591,767	0.09%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.36%	6/25/2029	$6,100	4,817	3,400	—	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	(3.75% Cash + 2.50% PIK	11.36%	6/25/2029	$25,000	23,715	22,300	—	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.02%	11/1/2027	$6,295,053	6,176,562	6,233,990	0.35%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.15%	9/15/2025	$6,798,242	6,728,514	6,590,216	0.37%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(M)	1.00%	7.85%	12.95%	9/24/2026	$—	(4,086)	(4,062)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.85%	12.95%	9/24/2026	$212,667	208,558	208,605	0.01%	N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.75%	14.70%	9/24/2026	$4,489,882	4,429,621	4,404,125	0.25%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	0.07	12.89%	3/31/2027	$10,872,518	10,730,830	10,676,813	0.61%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	0.07	12.89%	3/31/2027	$—	(14,585)	(20,939)	—	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.54%	5/9/2028	$15,987,756	15,721,882	15,840,668	0.90%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.54%	5/9/2028	$—	(25,977)	(14,736)	0.00%	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.99%	8/31/2027	$10,124,526	9,963,004	9,911,911	0.56%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.99%	8/31/2026	$—	(16,667)	(26,377)	—	K/N
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.60%	8/2/2027	$20,865,900	20,453,795	20,406,851	1.16%	N
Tessian, Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.26%	3/15/2028	$1,000,000	980,771	981,000	0.06%	H/N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.25%	11/22/2028	$—	(1,718)	(287)	—	K/N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.75%	11/22/2028	$—	(709)	(118)	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.25%	11/22/2028	$385,353	378,433	384,197	0.02%	N
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.65%	12/21/2027	$1,586,831	1,563,715	1,505,902	0.09%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	11.65%	12/21/2027	$—	(5,536)	(18,889)	—	K/N
Zilliant Incorporated	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	11.15%	12/21/2027	$—	(2,214)	(7,556)	—	K/N
								194,876,203	194,655,534	11.04%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	11.04%	2/12/2025	$878,210	840,951	850,033	0.05%	G
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$20,000,000	19,761,473	19,760,000	1.12%	G/N
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	11.15%	7/2/2026	$4,581,250	4,523,118	4,219,331	0.24%	N
								25,125,542	24,829,364	1.41%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.37%	2/17/2026	$31,114,286	30,689,088	30,678,686	1.74%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$15,555,556	$15,379,615	$15,634,889	0.89%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$—	(20,402)	—	—	K/N
PSEB, LLC, (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.75%	12.05%	12/30/2026	$24,687,500	24,414,308	22,045,937	1.25%
								39,773,521	37,680,826	2.14%
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	SOFR(M)	0.75%	7.50%	12.70%	4/8/2027	$10,153,647	10,004,311	9,902,852	0.56%	N
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	11.79%	9/17/2026	$9,825,000	9,653,563	9,680,573	0.55%	H/N

Total Debt Investments - 193.9% of Net Assets								1,518,617,546	1,450,243,965	82.23%

Equity Securities
Automobiles
AutoAlert, LLC	Class A Common Interest						$540,248	4,713,886	5,123,648	0.29%	D/E/F/N
AutoAlert, LLC	Preferred Equity						$4,302,264	4,302,264	4,463,192	0.25%	E/F/N
								9,016,150	9,586,840	0.54%
Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units					2/7/2030	$7,030	645,121	1,564,086	0.09%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock						$1,786,785	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock						$1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock						$982,732	—	—	—	D/E/N
								485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock						$364	—	—	—	D/E/H/N/O

Construction & Engineering
Hylan Novellus LLC	Class A Units						$117,124	13,817,817	6,520,293	0.37%	D/E/N

Diversified Consumer Services
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares					11/23/2028	$135	—	294,345	0.02%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	$134,500	—	138,535	0.01%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	$516	—	1,571,911	0.09%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	$158	—	891,128	0.05%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units						$17,858,122	19,011,916	33,092,385	1.88%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units						$17,858,122	13,421,162	33,092,385	1.88%	B/D/E/N
								32,433,078	69,080,689	3.93%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		$26,902,397	$26,902,397	$53,405,000	3.04%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		$17,800,591	17,675,790	16,376,544	0.93%	E/F/I/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock	3/14/2032	$174,897	—	83,040	—	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred Stock	3/14/2032	$87,449	—	66,880	—	D/E/N
GACP I, LP (Great American Capital)	Membership Units		$417,456	417,456	130,070	0	E/I/N
GACP II, LP (Great American Capital)	Membership Units		$4,807,739	4,807,739	4,794,770	0.27%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	$34,820	—	387,198	0.02%	D/E/H/N
				49,803,382	75,243,502	4.27%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		$1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		$5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		$2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		$93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		$29,094	216,336	2,000	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock		$257,369	153,398	105,000	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock		$500,000	500,000	54,000	—	D/E/N
				11,098,416	161,000	0.01%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	$3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	$16	275,200	2,312,614	0.13%	D/E/N
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units	5/27/2027	$604,479	787,032	214,590	0.01%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock		$49,792	1,543,054	729,951	0.04%	D
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	$1,125,000	287,985	682,500	0.04%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	$2,062,500	508,805	992,098	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	$1,327,869	212,360	3,435,109	0.19%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	$1,049,996	276,492	2,743,065	0.16%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	10/3/2028	$1,511,002	93,407	1,996,604	0.11%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	$333,370	202,001	63,400	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	$4,129	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	$1,860,000	377,722	4,700,000	0.27%	D/E/N
				3,501,826	15,342,727	0.87%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C		$657,932	2,001,384	61,340	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	$507,704	65,245	99,200	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	$946,498	79,082	616,576	0.03%	D/E/H/N
				144,327	715,776	0.04%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		$16,207	4,177,710	1,659,980	0.09%	B/D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

Issuer	Instrument				Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)

Pharmaceuticals
Inotiv, Inc.	Common Stock					$14,578	$—	$69,537	—	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock					$1,255,527	26,711,048	690,540	0.04%	D/E/F/N

Semiconductors and Semiconductor Equipment
Nanosys, Inc.	Common Warrants				5/21/2031	$479,999	—	72,805	—	D/E/N
Nanosys, Inc.	Series A-1 Preferred Warrants				5/21/2031	$799,999	605,266	94,239	0.01%	D/E/N
							605,266	167,044	0.01%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock				5/6/2032	$7,706	—	38,915	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock				3/26/2027	$1,712,930	577,843	—	—	D/E/N
							577,843	38,915	0.00%

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%	12.50%		$7,108	8,429,434	6,884,596	0.39%	E/N

Total Equity Securities - 25.5% of Net Assets							164,989,255	190,314,069	10.79%

Total Investments - 219.4% of Net Assets							$1,683,606,801	$1,640,558,034	93.02%

Cash and Cash Equivalents - 16.5% of Net Assets								$123,129,111	6.98%

Total Cash and Investments - 235.9% of Net Assets								$1,763,687,145	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2023

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $93,113,476 and $50,882,555, respectively, for the six months ended June 30, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2023 was $1,639,613,493 or 93.0% of total cash and investments of the Company. As of June 30, 2023, approximately 16.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

At June 30, 2023, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$799,488	$799,488
2	Other direct and indirect observable market inputs (3)	119,347,307	—	—	119,347,307
3	Independent third-party valuation sources that employ significant unobservable inputs	1,261,005,221	69,891,437	188,595,657	1,519,492,315
3	Valuation Designee valuations with significant unobservable inputs	—	—	918,924	918,924
Total		$1,380,352,528	$69,891,437	$190,314,069	$1,640,558,034

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,175,223,364	Income approach	Discount rate	10.1% - 28.5% (14.3%)
	34,988,345	Market quotations	Indicative bid/ask quotes	1 (1)
	42,792,564	Market comparable companies	Revenue multiples	0.6x - 1.6x (1.2x)
	1,324,151	Market comparable companies	EBITDA multiples	3.8x - 3.8x (3.8x)
	5,042,144	Option Pricing Model	EBITDA/Revenue multiples	1.3x - 1.8x (1.8x)
			Implied volatility	20.0% - 65.0% (65.0%)
			Term	2.0 - 3.3 years (2.0 years)
	1,634,653	Asset approach (2)	N/A	N/A
Other Corporate Debt	50,131,437	Market comparable companies	Book value multiples	1.0x (1.0x)
	19,760,000	Income approach	Discount rate	11.1% (11.1%)
Equity	7,014,666	Income approach	Discount rate	4.4% - 13.6% (13.5%)
	19,189,888	Option Pricing Model	EBITDA/Revenue multiples	2.0x - 15.3x (5.1x)
			Implied volatility	45.0% - 70.0% (61.7%)
			Term	1.0 years - 7.9 years (1.4 years)
	12,194,591	Market comparable companies	Revenue multiples	0.8x - 6.3x (1.8x)
	74,365,043	Market comparable companies	EBITDA multiples	3.8x - 13.5x (12.7x)
	69,781,544	Market comparable companies	Book value multiples	0.9x - 1.0x (1.0x)
	4,794,770	Asset approach (3)	N/A	N/A
	2,312,614	Transaction approach (4)	N/A	N/A
$1,520,549,774

(1)
Weighted by fair value
(2)
Fair value was determined using an asset approach and is based on the remaining cash held, net of all liabilities.
(3)
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.
(4)
Fair value was determined using the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,309,686,377	$69,351,439	$193,386,333	$1,572,424,149
Net realized and unrealized gains (losses)	2,017,353	508,857	(5,906,224)	(3,380,014)
Acquisitions (1)	70,382,302	31,141	1,158,580	71,572,023
Dispositions	(85,554,802)	—	(43,032)	(85,597,834)
Transfers into Level 3 (2)	12,140,580	—	—	12,140,580
Transfers out of Level 3 (3)	(47,666,589)	—	—	(47,666,589)
Ending balance	$1,261,005,221	$69,891,437	$188,595,657	$1,519,492,315

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,767,355	$508,858	$(5,906,225)	$(3,630,012)

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
(3)
Comprised of four investments that were transferred to Level 2 due to increased observable market activity

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$390,944	$842,739	$1,233,683
Net realized and unrealized gains (losses)	—	(305,039)	76,185	(228,854)
Dispositions	—	(85,905)	-	(85,905)
Ending balance	$—	$—	$918,924	$918,924

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$76,185	$76,185

Changes in investments categorized as Level 3 during the six months ended June 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603
Net realized and unrealized gains (losses)	5,035,436	1,371,823	(9,924,338)	(3,517,079)
Acquisitions (1)	144,481,866	68,177	11,086,597	155,636,640
Dispositions	(111,038,448)	—	(71,392)	(111,109,840)
Transfers into Level 3 (2)	12,140,580	—	—	12,140,580
Transfers out of Level 3 (3)	(47,666,589)	—	—	(47,666,589)
Ending balance	$1,261,005,221	$69,891,437	$188,595,657	$1,519,492,315

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,357,697)	$1,371,823	$(9,922,646)	$(9,908,520)

(1)
Includes payments received in kind and accretion of original issue and market discounts
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes
(3)
Comprised of four investments that were transferred to Level 2 due to increased observable market activity.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$531,024	$1,415,738	$874,061	$2,820,823
Net realized and unrealized gains (losses)	(1,400)	(147,734)	44,863	(104,271)
Acquisitions (1)	1,400	—	605,266	606,666
Dispositions	(531,024)	(1,268,004)	(605,266)	(2,404,294)
Ending balance	$—	$—	$918,924	$918,924

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(298,963)	$(298,963)

(1)
Includes payments received in kind and accretion of original issue and market discounts

At December 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$781,051	$781,051
2	Other direct and indirect observable market inputs (3)	91,977,164	—	—	91,977,164
3	Independent third-party valuation sources that employ significant unobservable inputs	1,258,052,376	68,451,437	187,504,790	1,514,008,603
3	Advisor valuations with significant unobservable inputs	531,024	1,415,738	874,061	2,820,823
Total		$1,350,560,564	$69,867,175	$189,159,902	$1,609,587,641

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at June 30, 2023 or December 31, 2022.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at June 30, 2023 and December 31, 2022, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2023

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

During the six months ended June 30, 2023 and 2022, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP, TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

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

June 30, 2023

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2023 and December 31, 2022, no such reserve was accrued.

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

June 30, 2023

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

Total debt outstanding and available at June 30, 2023 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+1.75%	(2)	$200,067,042	$99,932,958	$300,000,000	(3)
Funding Facility II	2025	SOFR+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,293,691	—	249,293,691
2026 Notes ($325 million par)	2026	2.850%		325,983,972	—	325,983,972
Total leverage				1,025,344,705	$209,932,958	$1,235,277,663
Unamortized issuance costs				(4,212,814)
Debt, net of unamortized issuance costs				$1,021,131,891

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of June 30, 2023, $190.0 million of the outstanding amount subject to SOFR credit adjustment of 0.11%. $8.1 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

4. Debt — (continued)

The combined weighted-average interest rates on total debt outstanding at June 30, 2023 and December 31, 2022 were 4.28% and 3.90%, respectively.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2023	2022
Interest expense	$22,027,680	$16,761,090
Amortization of deferred debt issuance costs	1,433,974	1,553,981
Commitment fees	375,821	399,342
Total	$23,837,475	$18,714,413

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $241.2 million and $292.0 million, respectively. As of December 31, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $238.7 million and $290.1 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

4. Debt — (continued)

The original issue discounts equal to the equity components of the 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2022 Convertible Notes were $3.3 million. As of June 30, 2023 and December 31, 2022, the components of the carrying values of the 2022 Convertible Notes were $0.0.

For the six months ended June 30, 2023 and 2022, the components of interest expense for the convertible notes were as follows:

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

June 30, 2023

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

As of June 30, 2023 and December 31, 2022, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	June 30, 2023		December 31, 2022
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(706,309)	983,972	(1,002,473)	1,174,734
Carrying value of debt	$249,293,691	$325,983,972	$248,997,527	$326,174,734

For the six months ended June 30, 2023 and 2022, the components of interest expense for the 2024 Notes and 2026 Notes were as follows:

	Six Months Ended June 30,
	2023		2022
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Stated interest expense	$4,875,000	$4,631,250	$4,875,000	$4,631,250
Amortization of original issue discount/ (premium)	296,163	(190,761)	284,225	(186,504)
Total interest expense	$5,171,163	$4,440,489	$5,159,225	$4,444,746

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

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

On June 15, 2023, the Operating Facility was amended to update the terms of the interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2023, SVCP was in full compliance with such covenants.

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

Since February 28, 2023, borrowings under Funding Facility II bear interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.00% per annum, which margin is subject to increase after the end of the revolving period or under other customary circumstances. The facility also accrues a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of June 30, 2023, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

4. Debt — (continued)

SBA Debentures

As of June 30, 2023, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2023, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2023 and December 31, 2022 were as follows:

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

June 30, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Accordion Partners LLC	8/31/2028	N/A	278,571
Accordion Partners LLC	8/31/2028	123,810	123,810
Acquia, Inc.	10/31/2025	416,091	779,225
Alcami Corporation	12/21/2028	1,420,290	1,420,290
Alpine Acquisition Corp II (48Forty)	11/30/2026	143,257	179,071
AmeriLife Holdings, LLC	8/31/2029	151,515	151,515
AmeriLife Holdings, LLC	8/31/2028	189,394	227,273
Applause App Quality, Inc.	9/20/2025	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	544,531
Aras Corporation	4/13/2027	290,778	581,555
Avalara, Inc.	10/19/2028	45,000	45,000
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	N/A	360,063
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	N/A	3,384,549
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	201,077	397,558
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,125,000	N/A
CareATC, Inc.	3/14/2026	607,288	N/A
Certify, Inc.	2/28/2024	797,158	797,158
CSG Buyer, Inc. (Core States)	3/31/2028	4,381,748	4,381,748
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	90,909	N/A
Elevate Brands OpCo, LLC	3/15/2027	16,000,000	16,000,000
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	738,157	998,683
ESO Solutions, Inc.	5/3/2027	700,111	1,750,277
Freedom Financial Network Funding, LLC	9/21/2027	N/A	2,500,000
Fusion Holding Corp. (Finalsite)	9/15/2027	37,736	37,736
Fusion Risk Management, Inc.	8/30/2028	107,143	35,870
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	193,947
Grey Orange Incorporated	5/6/2026	N/A	1,676,151
Greystone Select Company II, LLC (Passco)	3/21/2027	N/A	11,818,182
GTY Technology Holdings Inc.	7/9/2029	46,154	46,154
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	138,096	2,095,944
ICIMS, Inc.	8/18/2028	1,353,902	1,503,556
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	750,000	1,000,000
Integrity Marketing Acquisition, LLC	8/27/2025	10,254,564	10,254,564
IT Parent, LLC (Insurance Technologies)	10/1/2026	104,167	166,667
James Perse Enterprises, Inc.	9/8/2027	1,944,444	1,944,444
Kaseya, Inc.	6/25/2029	168,900	200,000
Khoros, LLC (Lithium)	1/3/2024	495,841	991,682
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	2,094,199	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	837,679	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	277,917	N/A
Madison Logic Holdings, Inc.	12/30/2027	1,069,947	1,069,947
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	9,259	18,519
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	31,250	25,000
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,229,873	N/A
Oversight Systems, Inc.	9/24/2026	212,667	N/A
Persado, Inc.	6/10/2027	N/A	8,608,961
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	N/A	278,157
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	3,959,072	3,959,072
Pluralsight, Inc.	4/6/2027	1,208,564	1,208,564
Pueblo Mechanical and Controls, LLC	8/23/2028	52,375	155,250
Pueblo Mechanical and Controls, LLC	8/23/2027	35,250	58,750
Razor Group GmbH (Germany)	4/30/2025	3,834,568	6,365,227
Sailpoint Technologies Holdings, Inc.	8/16/2028	37,538	37,538
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	20,589,674	20,589,674
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,601,742	1,601,742
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	1,163,276

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

Sailpoint Technologies Holdings, Inc.	8/16/2028	37,538	37,538
SellerX Germany Gmbh & Co. Kg (Germany)	11/23/2025	20,589,674	20,589,674
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,601,742	1,601,742
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,163,276	1,163,276
Serrano Parent, LLC (Sumo Logic)	5/13/2030	90,000	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	2,338,013	N/A
Streamland Media Midco LLC	8/31/2023	N/A	120,000
Suited Connector, LLC	12/1/2027	N/A	852,273
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	1,329,250	1,329,250
Thras.io, LLC	12/18/2026	N/A	8,787,651
Wealth Enhancement Group, LLC	10/4/2027	165,372	276,194
Xactly Corporation	7/31/2025	854,898	N/A
Zendesk Inc.	11/22/2028	134,827	134,827
Zilliant Incorporated	12/21/2027	518,521	518,516
Total Unfunded Balances		90,156,023	127,137,393

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2023 and December 31, 2022, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $0.3 million and $1.5 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2023 and 2022, expenses allocated pursuant to the Administration Agreement totaled $0.7 million and $0.9 million, respectively.

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870
				$0.66	$38,126,394

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
				$0.60	$34,660,358

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

7. Stockholders’ Equity and Dividends — (continued)

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 25, 2023, to be in effect through the earlier of two trading days after the Company’s second quarter 2023 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the six months ended June 30, 2023 and 2022.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets from operations	$16,250,686	$(128,075)	$38,964,565	$12,320,885
Weighted average shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264
Earnings (loss) per share	$0.28	$(0.00)	$0.67	$0.21

9. Subsequent Events

On July 27, 2023, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2023 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 3, 2023, the Company’s Board of Directors declared a third quarter dividend of $0.34 per share and a special dividend of $0.10 per share, both payable on September 29, 2023 to stockholders of record as of the close of business on September 15, 2023.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

10. Financial Highlights

	Six Months Ended June 30,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$12.93	$14.36

Investment operations:
Net investment income before income taxes	0.92	0.71
Excise taxes	0.00	—
Net investment income	0.92	0.71
Net realized and unrealized gain (loss)	(0.25)	(0.50)
Total from investment operations	0.67	0.21

Cumulative effect adjustment for the adoption of ASU 2020-06 (5)	—	(0.00)

Dividends to common shareholders	(0.66)	(0.60)

Per share NAV at end of period	$12.94	$13.97

Per share market price at end of period	$10.91	$12.53

Total return based on market value (1) (2)	(10.6)%	(2.8)%
Total return based on net asset value (1) (3)	5.2%	1.5%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	15.6%	11.1%
Expenses before incentive fee	10.7%	8.9%
Expenses and incentive fee	12.2%	10.0%

Ending common shareholder equity	$747,591,961	$807,004,074
Portfolio turnover rate	3.1%	11.9%
Weighted-average debt outstanding	$1,016,523,284	$1,051,896,973
Weighted-average interest rate on debt	4.4%	3.2%
Weighted-average number of common shares	57,767,264	57,767,264
Weighted-average debt per share	$17.60	$18.21

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended June 30, 2023.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of June 30, 2023 (Unaudited)	$200,067	$5,405	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Preferred Interests
As of June 30, 2023 (Unaudited)	N/A	N/A	N/A	N/A
Fiscal Year 2022	N/A	N/A	N/A	N/A
Fiscal Year 2021	N/A	N/A	N/A	N/A
Fiscal Year 2020	N/A	N/A	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Funding Facility I
As of June 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of June 30, 2023 (Unaudited)	$100,000	$5,405	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of June 30, 2023 (Unaudited)	$150,000	$5,405	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of June 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of June 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2023

11. Senior Securities — (continued)

2022 Notes
As of June 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of June 30, 2023 (Unaudited)	$250,000	$1,848	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of June 30, 2023 (Unaudited)	$325,000	$1,848	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2023
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$93,238	$1,324,140	$-	$-	$11	$-	$1,324,151
Iracore Investments Holdings, Inc., Class A Common Stock	-	2,983,163	-	(1,323,183)	-	-	1,659,980
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Units	-	-	-	-	-	-	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class A Warrants to Purchase Class A Units	-	-	-	-	-	-	-
NEG Parent, LLC (CORE Entertainment, Inc.), Class B Warrants to Purchase Class A Units	-	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series A Preferred Units	45,650	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,287,268	32,391,197	-	(586,071)	1,287,259	-	33,092,385
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	32,391,197	-	701,188	-	-	33,092,385
Total	$1,426,156	$69,089,697	$—	$(1,208,066)	$1,287,270	$—	$69,168,901

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2023
36th Street Capital Partners Holdings, LLC, Membership Units	$(20,353)	$56,272,000	$-	$(2,867,000)	$-	$-	$53,405,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	2,927,786	50,131,437	-	-	-	-	50,131,437
Anacomp, Inc., Class A Common Stock	-	552,432	-	138,108	-	-	690,540
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/22	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conventional Lending TCP Holdings, LLC, Membership Units	973,032	16,146,544	-	(20,000)	250,000	-	16,376,544
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,862,701	-	(329,363)	-	-	1,533,338
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	608,167	12,089,579	-	-	-	-	12,089,579
Fishbowl INC., Common Membership Units	-	577,277	-	(362,687)	-	-	214,590
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	492,554	-	-	-	2,533,793	16,278,838	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	314,535	-	-	-	310,993	8,604,529	8,915,522
AutoAlert, LLC, Class A Common Interest	-	-	-	409,760	-	4,713,888	5,123,648
AutoAlert, LLC, Preferred Equity	-	-	-	160,928	-	4,302,264	4,463,192
Total	$5,295,721	$137,733,285	$—	$(2,870,254)	$3,094,786	$33,899,519	$171,857,336

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Novellus LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Common Warrants	03/30/23
Nanosys, Inc., Series A-1 Preferred Warrants	03/30/23
PerchHQ, Warrants for Common Units	09/30/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
PerchHQ, Warrants for Common Units	09/30/22
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2023, 83.8% of our total assets were invested in qualifying assets.

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

As of June 30, 2023, 0.0% of our investments were categorized as Level 1, 7.3% were categorized as Level 2, 92.6% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended June 30, 2023, we invested approximately $17.1 million, comprised of new investments in 2 new and 2 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $15.9 million, or 93.2% of total acquisitions, were in senior secured loans. The remaining $1.2 million (6.8% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $31.6 million in proceeds from sales or repayments of investments during the three months ended June 30, 2023.

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

During the six months ended June 30, 2023, we invested approximately $93.1 million, comprised of new investments in 10 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $91.0 million, or 97.8% of total acquisitions, were in senior secured loans. The remaining $2.1 million (2.2% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $50.9 million in proceeds from sales or repayments of investments during the six months ended June 30, 2022.

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

At June 30, 2023, our investment portfolio of $1,640.6 million (at fair value) consisted of 143 portfolio companies and was invested 88.4% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 84.1% in senior secured loans, 4.3% in senior secured notes and 11.6% in equity investments. Our average portfolio company investment at fair value was approximately $11.5 million. Our largest portfolio company investment by value was approximately 6.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 19.9% of our portfolio at June 30, 2023.

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

The industry composition of our portfolio at fair value at June 30, 2023 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.8%
Diversified Financial Services	12.1%
Diversified Consumer Services	11.9%
Software	11.9%
Professional Services	5.6%
Health Care Technology	4.5%
Media	3.8%
Capital Markets	2.9%
Automobiles	2.7%
IT Services	2.6%
Healthcare Providers and Services	2.5%
Road and Rail	2.4%
Textiles, Apparel and Luxury Goods	2.3%
Construction and Engineering	2.3%
Technology Hardware, Storage & Peripherals	1.9%
Paper and Forest Products	1.8%
Specialty Retail	1.5%
Diversified Telecommunication Services	1.3%
Insurance	1.2%
Trading Companies & Distributors	1.0%
Other	9.0%
Total	100.0%

The weighted average effective yield of our debt portfolio was 13.8% at June 30, 2023 and 12.7% at December 31, 2022. The weighted average effective yield of our total portfolio was 12.8% at June 30, 2023 and 11.9% at December 31, 2022. At June 30, 2023, 93.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 6.3% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.8% at June 30, 2023. Debt investments in two portfolio companies were on non-accrual status as of June 30, 2023, representing 0.3% of the portfolio at fair value and 0.5% at cost. At December 31, 2022, 93.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 6.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.9% at December 31, 2022. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2022, representing 2.0% of the portfolio at fair value and 4.2% at cost.

Results of operations

Investment income

Investment income totaled $54.0 million and $44.0 million, respectively, for the three months ended June 30, 2023 and 2022, of which $53.0 million and $41.1 million were attributable to interest and fees on our debt investments, $0.9 million and $2.7 million to dividend income and $0.1 million and $0.2 million to other income, respectively. Included in interest and fees on our debt investments were $0.2 million and $1.6 million of non-recurring income related to prepayments and $0.4 million and $0.0 million in amendment fees for the three months ended June 30, 2023 and 2022, respectively. The increase in investment income for the three months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily reflects an increase in interest income due to the rise in LIBOR/SOFR rates, partially offset by the lower dividend income received during the three months ended June 30, 2023.

Investment income totaled $104.3 million and $86.1 million, respectively, for the six months ended June 30, 2023 and 2022, of which $102.0 million and $81.5 million were attributable to interest and fees on our debt investments, $1.9 million and $4.2 million to dividend income and $0.4 million and $0.4 million to other income, respectively. Included in interest and fees on our debt investments were $0.4 million and $3.8 million of non-recurring income related to prepayments and $0.5 million and $0.0 million in amendment fees for the six months ended June 30, 2023 and 2022, respectively. The increase in investment income in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily reflects an increase in interest income due to the increase in LIBOR/SOFR rates, partially offset by the lower dividend income during the six months ended June 30, 2023.

Expenses

Total operating expenses for the three months ended June 30, 2023 and 2022 were $26.4 million and $22.7 million, respectively, comprised of $12.3 million and $9.4 million in interest expense and related fees, $6.1 million and $6.6 million in base management fees, $5.9 million and $4.5 million in incentive fee expense, $0.4 million and $0.4 million in administrative expenses, $0.3 million and $0.4 million in professional fees and $1.4 million and $1.4 million in other expenses, respectively. The increase in operating expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 reflects an increase in interest expense due to the rise in LIBOR/SOFR rates and an increase in incentive fee expense, partially offset by the lower management fees during the three months ended June 30, 2023.

Total operating expenses for the six months ended June 30, 2023 and 2022 were $51.3 million and $45.1 million, respectively, comprised of $23.8 million and $18.7 million in interest expense and related fees, $12.0 million and $13.3 million in base management fees, $11.2 million and $8.7 million in incentive fee expense, $0.8 million and $1.0 million in professional fees, $0.7 million and $0.9 million in administrative expenses and $2.8 million and $2.5 million in other expenses, respectively. The increase in operating expenses in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily reflects an increase in interest expense due to the rise in LIBOR/SOFR rates and an increase in incentive fee expense, partially offset by the lower management fees during the six months ended June 30, 2023.

Net investment income

Net investment income was $27.6 million and $21.3 million, respectively, for the three months ended June 30, 2023 and 2022. The increase in net investment income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the three months ended June 30, 2023.

Net investment income was $53.0 million and $41.0 million, respectively, for the six months ended June 30, 2023 and 2022. The increase in net investment income in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily reflects the increase in total investment income, partially offset by the increase in expense during the six months ended June 30, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2023 and 2022 was $(0.4) million and $(18.4) million, respectively. Net realized losses for the three months ended June 30, 2023 was comprised primarily of a $0.3 million loss from the exit of our investment in Libremax. Net realized loss for the three months ended June 30, 2022 was comprised primarily of a $13.8 million loss from the restructuring of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.0 million gain from the exit of our debt investment in CORE Entertainment.

Net realized gain (loss) for the six months ended June 30, 2023 and 2022 was $(31.0) million and $(18.4) million, respectively. Net realized loss for the six months ended June 30, 2023 was comprised primarily of a $30.7 million loss from reorganization of our investment in Autoalert. Net realized loss for the six months ended June 30, 2022 was comprised primarily of a $13.8 million loss from reorganization of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.0 million gain from the exit of our debt investment in CORE Entertainment.

For the three months ended June 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $(11.0) million and $(3.0) million, respectively. The change in net unrealized depreciation for the three months ended June 30, 2023 primarily reflects a $3.9 million unrealized loss on our investment in Astra Acquisition, a $3.4 million unrealized loss on our investment in Thras.io, a $3.4 million unrealized loss on our investment in Hylan, a $2.2 million unrealized loss on our investment in Magenta Buyer, a $1.8 million unrealized loss on our investment in GACP II, partially offset by a $6.3 million unrealized gain on our investment in Aventiv Technologies. The change in net unrealized depreciation for the three months ended June 30, 2022 was primarily driven by a $11.2 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $4.7 million in unrealized losses from Autoalert, as well as overall unrealized losses across the portfolio from widening market spreads, partially offset by $14.8 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl, $13.2 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti and $6.7 million in unrealized gains on Edmentum.

For the six months ended June 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $17.0 million and $(10.3) million, respectively. The change in net unrealized appreciation for the six months ended June 30, 2023 primarily reflects a $36.8 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert, partially offset by a $7.1 million unrealized loss on our investment in Astra Acquisition, a $5.6 million unrealized loss in Hylan and a $3.2 million unrealized loss on our investment in Megenta Buyer. The change in net unrealized depreciation for the six months ended June 30, 2022 primarily reflects mark-to-market adjustments across the portfolio as a result of wider market spreads, as well as a $14.9 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $4.5 million in unrealized losses from Autoalert, as well as overall unrealized losses across the portfolio from widening market spreads, offset by $14.1 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl, $12.3 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti, and $7.4 million in unrealized gains on Edmentum.

Incentive compensation

Incentive fees for the three months ended June 30, 2023 and 2022 were $5.9 million and $4.5 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold.

Incentive fees for the six months ended June 30, 2023 and 2022 were $11.2 million and $8.7 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the six month ended June 30, 2023, an excise tax expense of $0.1 million was recorded and paid, based on the amount of tax-basis ordinary income for the year ended December 31, 2022. No excise tax was incurred for the year ended December 31, 2022.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $16.3 million and $(0.1) million for the three months ended June 30, 2023 and 2022, respectively. The higher net increase in net assets resulting from operations during the three months ended June 30, 2023 was primarily due to the higher net investment income and the lower net realized and unrealized losses compared to the three months ended June 30, 2022.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $39.0 million and $12.3 million for the six months ended June 30, 2023 and 2022, respectively. The higher net increase in net assets resulting from operations during the six months ended June 30, 2023 was primarily due to the higher net investment income and the lower net realized and unrealized losses compared to the six months ended June 30, 2022.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 25, 2023, to be in effect through the earlier of two trading days after our second quarter 2023 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the six months ended June 30, 2023 and 2022.

Total leverage outstanding and available under the combined Leverage Program at June 30, 2023 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+1.75%	(2)	$200,067,042	$99,932,958	$300,000,000	(3)
Funding Facility II	2025	SOFR+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,293,691	—	249,293,691
2026 Notes ($325 million par)	2026	2.850%		325,983,972	—	325,983,972
Total leverage				1,025,344,705	$209,932,958	$1,235,277,663
Unamortized issuance costs				(4,212,814)
Debt, net of unamortized issuance costs				$1,021,131,891

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of June 30, 2023, $190.0 million of the outstanding amount subject to SOFR credit adjustment of 0.11%. $8.1 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
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

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total outstanding indebtedness to common equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2023, the Company’s asset coverage ratio was 185%.

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

Net cash provided by operating activities during the six months ended June 30, 2023 was $5.6 million, consisting primarily of $46.2 million in net investment income (net of non-cash income and expenses), offset by the settlement of dispositions of investments (net of acquisitions) of $40.6 million.

Net cash provided by financing activities was $35.1 million during the six months ended June 30, 2023, consisting primarily of $76.1 million in credit facility draws (net of repayments), offset by $41.0 million in dividends paid to common shareholders.

At June 30, 2023, we had $123.1 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2023, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the six months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870
				$0.66	$38,126,394

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
				$0.60	$34,660,358

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

Recent Developments

On July 27, 2023, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2023 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On July 27, 2023, the Company’s board of directors declared a third quarter dividend of $0.34 per share and a special dividend of $0.10 per share, both payable on September 29, 2023 to stockholders of record as of the close of business on September 15, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2023, 93.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 93.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2023 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$34,064,789	$0.59
Up 200 basis points	22,709,859	0.39
Up 100 basis points	11,354,930	0.20
Down 100 basis points	(11,194,370)	(0.19)
Down 200 basis points	(22,388,740)	(0.39)
Down 300 basis points	(33,583,110)	(0.58)

Item 4. Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - Other Information.

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2023, we are currently not a party to any pending material legal proceedings.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first two quarters of the year ends December 31, 2023, the year ended December 31, 2022 and the year ended December 31, 2021. On June 30, 2023, the reported closing price of our common stock was $10.91 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37
Fiscal Year ended December 31, 2021
First Quarter	$13.56	$14.89	$11.13	9.8%	(17.9)%	$0.30
Second Quarter	$14.21	$14.97	$13.74	5.3%	(3.3)%	$0.30
Third Quarter	$14.09	$14.39	$13.36	2.1%	(5.2)%	$0.30
Fourth Quarter	$14.36	$14.36	$13.18	0.0%	(8.2)%	$0.30
(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
(3)
Calculated as the respective High/Low Stock Price minus the quarter end NAV, divided by the quarter end NAV.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
10.20	Amendment No. 6 to Amended and Restated Credit Agreement dated as of June 7, 2023*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*

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

Date: August 3, 2023
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: August 3, 2023
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer