Form 10-Q
period 2023-09-30
BlackRock TCP Capital Corp.
filed 2023-11-02
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 2, 2023 was 57,767,264.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (unaudited) and December 31, 2022	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	3

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2023 (unaudited) and December 31, 2022	6

	Notes to Consolidated Financial Statements (unaudited)	27

	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2023 (unaudited) and year ended December 31, 2022	56

	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2023 (unaudited) and December 31, 2022	60

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75

Item 4.	Controls and Procedures	75

Part II.	Other Information	77

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 3.	Defaults upon Senior Securities	77

Item 4.	Mine Safety Disclosures	77

Item 5.	Other Information	78

Item 6.	Exhibits	79

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,417,840,118 and $1,474,146,428, respectively)	$1,357,720,924	$1,402,764,659
Non-controlled, affiliated investments (cost of $38,607,673 and $37,132,993, respectively)	65,709,964	69,089,697
Controlled investments (cost of $195,494,803 and $158,500,500, respectively)	169,889,830	137,733,285
Total investments (cost of $1,651,942,594 and $1,669,779,921, respectively)	1,593,320,718	1,609,587,641

Cash and cash equivalents	91,653,006	82,435,171
Interest, dividends and fees receivable	26,660,224	20,903,797
Deferred debt issuance costs	4,061,159	3,597,236
Prepaid expenses and other assets	3,469,747	2,826,004
Total assets	1,719,164,854	1,719,349,849

Liabilities
Debt (net of deferred issuance costs of $3,784,018 and $5,056,427, respectively)	970,374,273	944,005,814
Incentive fees payable	6,010,047	4,883,575
Interest and debt related payables	3,776,700	9,260,738
Reimbursements due to the Advisor	1,232,776	1,498,733
Management fees payable	—	6,084,202
Distributions payable	—	2,888,363
Payable for investments purchased	—	1,937,465
Accrued expenses and other liabilities	2,773,761	2,037,169
Total liabilities	984,167,557	972,596,059

Commitments and contingencies (Note 5)

Net assets	$734,997,297	$746,753,790

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$57,767	$57,767
Paid-in capital in excess of par	967,890,570	967,890,570
Distributable earnings (loss)	(232,951,040)	(221,194,547)
Total net assets	734,997,297	746,753,790
Total liabilities and net assets	$1,719,164,854	$1,719,349,849
Net assets per share	$12.72	$12.93

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$46,722,801	$42,027,715	$138,140,812	$116,673,959
Non-controlled, affiliated investments	48,712	38,543	141,950	105,586
Controlled investments	2,970,153	1,970,246	7,954,881	5,706,085
PIK income:
Non-controlled, non-affiliated investments	3,511,734	2,061,595	8,728,033	5,146,491
Controlled investments	—	—	310,993	—
Dividend income:
Non-controlled, non-affiliated investments	263,420	278,321	821,599	765,404
Non-controlled, affiliated investments	672,734	597,715	1,960,002	1,741,419
Controlled investments	—	855,124	—	3,419,023
Other income:
Non-controlled, non-affiliated investments	21,387	331,420	376,209	657,153
Non-controlled, affiliated investments	—	45,650	45,650	97,503
Total investment income	54,210,941	48,206,329	158,480,129	134,312,623

Operating expenses
Interest and other debt expenses	12,133,863	10,167,966	35,971,338	28,882,380
Management fees	6,092,673	6,629,270	18,065,948	19,903,163
Incentive fees	6,010,047	5,173,948	17,255,238	13,876,038
Professional fees	745,978	386,531	1,519,106	1,366,919
Administrative expenses	357,921	403,355	1,092,268	1,324,450
Director fees	185,500	287,541	745,319	746,654
Insurance expense	134,212	146,566	426,790	508,688
Custody fees	94,811	80,659	276,727	241,181
Other operating expenses	122,860	539,026	1,781,273	2,047,545
Total operating expenses	25,877,865	23,814,862	77,134,007	68,897,018

Net investment income before taxes	28,333,076	24,391,467	81,346,122	65,415,605

Excise tax expense	13,164	—	48,604	—
Net investment income	28,319,912	24,391,467	81,297,518	65,415,605

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(128,841)	133,449	(31,153,173)	(29,235,313)
Non-controlled, affiliated investments	—	124,191	—	11,172,439
Controlled investments	—	—	—	(124,801)
Net realized gain (loss)	(128,841)	257,640	(31,153,173)	(18,187,675)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(9,268,963)	(15,273,883)	11,820,648	(23,435,906)
Non-controlled, affiliated investments	(4,131,670)	(1,568,147)	(5,339,736)	(8,726,239)
Controlled investments	(1,967,506)	18,431,930	(4,837,760)	23,494,107
Net change in unrealized appreciation (depreciation)	(15,368,139)	1,589,900	1,643,152	(8,668,038)

Net realized and unrealized gain (loss)	(15,496,980)	1,847,540	(29,510,021)	(26,855,713)

Net increase (decrease) in net assets resulting from operations	$12,822,932	$26,239,007	$51,787,497	$38,559,892

Basic and diluted earnings (loss) per share	$0.22	$0.45	$0.90	$0.67

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)	$746,753,790
Net investment income	—	—	—	25,373,127	25,373,127
Net realized and unrealized gain (loss)	—	—	—	(2,659,248)	(2,659,248)
Dividends paid to shareholders	—	—	—	(18,485,524)	(18,485,524)
Balance at March 31, 2023	57,767,264	$57,767	$967,890,570	$(216,966,192)	$750,982,145

Net investment income	—	—	—	27,604,479	27,604,479
Net realized and unrealized gain (loss)	—	—	—	(11,353,793)	(11,353,793)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at June 30, 2023	57,767,264	$57,767	$967,890,570	$(220,356,376)	$747,591,961

Net investment income	—	—	—	28,319,912	28,319,912
Net realized and unrealized gain (loss)	—	—	—	(15,496,980)	(15,496,980)
Dividends paid to shareholders	—	—	—	(25,417,596)	(25,417,596)
Balance at September 30, 2023	57,767,264	$57,767	$967,890,570	$(232,951,040)	$734,997,297

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)	$829,456,636
Cumulative effect adjustment for the adoption of ASU 2020-06 (1)	—	—	(3,309,596)	3,196,507	(113,089)
Net investment income	—	—	—	19,753,940	19,753,940
Net realized and unrealized gain (loss)	—	—	—	(7,304,980)	(7,304,980)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at March 31, 2022	57,767,264	$57,767	$963,100,315	$(138,695,754)	$824,462,328

Net investment income	—	—	—	21,270,198	21,270,198
Net realized and unrealized gain (loss)	—	—	—	(21,398,273)	(21,398,273)
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at June 30, 2022	57,767,264	$57,767	$963,100,315	$(156,154,008)	$807,004,074

Net investment income	—	—	—	24,391,467	24,391,467
Net realized and unrealized gain (loss)	—	—	—	1,847,540	1,847,540
Dividends paid to shareholders	—	—	—	(17,330,179)	(17,330,179)
Balance at September 30, 2022	57,767,264	$57,767	$963,100,315	$(147,245,180)	$815,912,902

(1)
See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$51,787,497	$38,559,892
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	31,153,173	18,187,675
Change in net unrealized (appreciation) depreciation of investments	(1,570,402)	9,426,843
Net amortization of investment discounts and premiums	(4,285,353)	(8,012,520)
Amortization of original issue discount on debt	159,420	147,862
Interest and dividend income paid in kind	(7,112,215)	(5,146,491)
Amortization of deferred debt issuance costs	2,219,197	2,282,999
Changes in assets and liabilities:
Purchases of investments	(178,394,100)	(258,229,456)
Proceeds from disposition of investments	176,475,820	406,036,503
Decrease (increase) in interest, dividends and fees receivable	(5,756,427)	751,857
Decrease (increase) in receivable for investments sold	—	5,790,508
Decrease (increase) in prepaid expenses and other assets	(643,743)	(946,147)
Increase (decrease) in payable for investments purchased	(1,937,465)	(28,536,890)
Increase (decrease) in incentive fees payable	1,126,472	1,431,505
Increase (decrease) in interest and debt related payables	(5,484,038)	(7,401,200)
Increase (decrease) in reimbursements due to the Advisor	(265,957)	204,507
Increase (decrease) in management fees payable	(6,084,202)	(6,304,176)
Increase (decrease) in accrued expenses and other liabilities	736,592	232,166
Net cash provided by (used in) operating activities	52,124,269	168,475,437

Financing activities
Draws on credit facilities	240,812,360	461,970,622
Repayments of credit facility draws	(215,875,730)	(352,213,266)
Payments of debt issuance costs	(1,410,711)	—
Dividends paid to shareholders	(66,432,353)	(51,990,537)
Repayment of convertible notes	—	(140,000,000)
Net cash provided by (used in) financing activities	(42,906,434)	(82,233,181)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	9,217,835	86,242,256
Cash and cash equivalents (including restricted cash) at beginning of period	82,435,171	19,552,273
Cash and cash equivalents (including restricted cash) at end of period	$91,653,006	$105,794,529

Supplemental cash flow information
Interest payments	$38,487,722	$33,261,352
Excise tax payments	$48,604	$—

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	12.18%	4/15/2026	$6,012,603	$5,956,830	$5,856,275	0.35%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	12.18%	4/15/2026	$662,974	657,903	645,737	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.65%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.11%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.65%	3/31/2029	$8,915,522	8,915,522	8,915,522	0.53%	F/N
								34,342,886	34,230,165	2.03%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.49%	4/30/2027	$6,150,558	6,069,222	5,916,836	0.35%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.49%	4/30/2027	$930,849	918,987	895,477	0.05%	N
								6,988,209	6,812,313	0.40%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.92%	2/7/2025	$21,791,007	21,485,635	21,987,126	1.30%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	12.88%	2/7/2025	$24,415,870	23,826,256	24,415,870	1.45%	L/N
								45,311,891	46,402,996	2.75%
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.38%	8/23/2028	$358,875	351,393	353,097	0.02%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	8/23/2028	$196,400	191,046	192,395	0.01%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	PRIME	0.75%	5.00%	13.50%	8/23/2027	$19,583	18,402	18,649	—	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.82%	8/31/2029	$7,767,802	7,673,276	7,371,644	0.44%	N
								8,234,117	7,935,785	0.47%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2023	$315,185	198,154	—	—	C/H/N
								1,081,667	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$—	(29,212)	(61,344)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$8,847,846	8,670,889	8,476,236	0.49%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.65%	3/31/2028	$—	(58,423)	(122,689)	-0.01%	K/N
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.25%	10.80%	12/29/2025	$2,194,165	2,158,758	2,155,767	0.13%	G/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	12.02%	11/23/2027	$3,600,994	3,539,659	3,485,762	0.21%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.02%	11/23/2027	$1,682,273	1,651,681	1,628,440	0.10%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	12.01%	11/23/2027	$552,386	540,847	530,290	0.03%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(S)	1.00%	10.00%	15.47%	3/11/2027	$5,146,471	4,981,761	5,141,839	0.31%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	13.47%	2/22/2026	$4,983,707	4,983,707	4,979,222	0.30%	N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2029	$—	(22,404)	(13,403)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.79%	2/1/2030	$296,678	239,616	263,171	0.02%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2030	$5,139,862	4,997,665	5,057,624	0.29%	N
Vortex Finance Sub, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.32%	8/31/2029	$77,148	72,377	72,314	—	N
Vortex Finance Sub, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.33%	8/31/2029	$9,578	7,843	7,820	—	N
Vortex Finance Sub, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.32%	8/31/2029	$332,031	324,670	324,561	0.02%	N
								32,059,434	31,925,610	1.89%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.54%	9/21/2027	$7,500,000	$7,337,815	$7,237,500	0.43%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.20%	9/21/2027	$2,500,000	2,447,980	2,412,500	0.14%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(M)	1.00%	7.50%	12.82%	3/30/2029	$—	(7,677)	(5,030)	—	K/N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.82%	3/30/2029	$2,165,207	2,103,868	2,126,017	0.13%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	13.67%	12/14/2027	$6,895,930	6,771,114	6,771,803	0.40%	N
								18,653,100	18,542,790	1.10%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.07%	12/14/2029	$11,969,577	11,738,994	10,640,954	0.63%	N
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	13.07%	12/14/2029	$1,110,271	1,089,200	987,031	0.06%	N
								12,828,194	11,627,985	0.69%
Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.50% Cash + 3.00% PIK	15.15%	6/30/2026	$7,001,641	6,919,587	6,385,496	0.38%	L/N

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$458,797	449,839	452,053	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$—	(673)	(551)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.47%	4/30/2025	$43,330,479	43,433,112	41,679,702	2.48%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$4,776,297	4,776,297	4,795,402	0.28%	H/N
SellerX Germany GmbH & Co. KG (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$—	—	—	—	H/N
SellerX Germany GmbH & Co. KG (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$18,231,349	18,009,717	18,231,349	1.08%	H/N
SellerX Germany GmbH & Co. KG (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.39%	5/23/2026	$20,578,700	20,302,630	20,578,700	1.22%	H/N
Thras.io, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.65%	12/18/2026	$9,714,990	9,516,913	7,253,843	0.43%	G
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.65%	12/18/2026	$23,235,019	22,988,445	17,348,776	1.03%	G
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	16.95%	10/15/2025	$19,398,793	19,467,953	14,859,476	0.88%	C/N
								138,944,233	125,198,750	7.43%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.42%	3/26/2026	$8,082,534	8,068,890	7,918,459	0.47%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.42%	3/26/2026	$—	(935)	(14,690)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$50,131,437	50,131,437	50,131,437	2.97%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.64%	8/29/2029	$1,266,930	1,242,120	1,277,065	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.89%	8/29/2029	$101,481	99,483	102,496	0.01%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.64%	8/31/2028	$—	(2,077)	—	—	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.62%	8/29/2029	$154,762	151,690	156,000	0.01%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.28%	8/21/2028	$698,210	686,447	684,315	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.28%	8/21/2028	$193,947	190,662	190,088	0.01%	N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	13.94%	7/5/2026	$17,633,544	17,428,025	17,280,873	1.02%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.25%	10.77%	10/4/2027	$333,250	331,337	327,118	0.02%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.26%	10/4/2027	$—	(100)	(348)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.25%	14.81%	2/11/2025	$43,629,951	43,291,294	42,451,942	2.52%	H/L/N
								121,618,273	120,504,755	7.15%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	13.98%	10/31/2025	$25,846,154	$25,750,004	$18,738,462	1.11%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	0	6/30/2024	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	0	12/31/2023	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	0	12/31/2023	$5,535,517	5,535,517	1,380,004	0.08%	D/F/H/N
								14,224,535	1,481,319	0.09%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2027	$8,106,701	8,004,982	7,936,460	0.47%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2027	$—	(6,558)	(11,435)	—	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.26%	3/14/2026	$13,767,771	13,625,345	13,519,951	0.80%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.26%	3/14/2026	$—	(4,864)	(10,931)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.40%	5/3/2027	$23,802,071	23,463,752	23,016,602	1.38%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.33%	5/3/2027	$1,050,166	1,028,671	992,407	0.06%	N
Edifecs, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.11%	12.50%	9/21/2026	$1,350,694	1,332,229	1,364,201	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.37%	10/2/2028	$5,727,820	5,706,506	5,607,536	0.33%	N
Sandata Technologies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	6.00%	11.55%	7/23/2024	$860,842	833,348	860,842	0.05%	N
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	—	6.00%	11.54%	7/23/2024	$20,250,000	20,192,679	20,128,500	1.19%	N
Sandata Technologies, LLC	Sr Secured Revolver	SOFR(Q)	—	6.00%	11.53%	7/23/2024	$1,200,000	1,193,808	1,186,500	0.07%	N
								75,369,898	74,590,633	4.43%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.49%	6/28/2028	$4,591,644	4,521,156	3,792,698	0.23%	L/N
Opco Borrower, LLC (Giving Home Health Care)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$—	(245)	—	—	K/N
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$324,805	322,183	326,916	0.02%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$10,262,656	10,098,231	10,062,534	0.59%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$—	(60,749)	(77,202)	0.00%	K/N
Team Services Group, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.88%	11/13/2028	$27,855,847	27,229,879	25,766,659	1.53%	G/N
								42,110,455	39,871,605	2.37%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.26%	10.65%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.72%	F/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	6/3/2027	$229,167	225,581	225,729	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.08%	6/3/2027	$13,889	13,613	13,611	—	H/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$—	(34,451)	(23,770)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$—	(27,594)	(19,016)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$18,139,083	17,640,907	17,807,138	1.06%	N
								29,907,635	30,093,271	1.79%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	11.08%	8/31/2029	$1,804,545	$1,772,783	$1,786,500	0.11%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.62%	8/31/2029	$300,758	292,857	296,235	0.02%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.75%	10.99%	8/31/2028	$37,879	34,128	35,606	—	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.08%	8/31/2030	$—	(582,768)	—	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.92%	8/27/2026	$10,177,783	10,030,302	10,177,783	0.61%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.67%	10/1/2026	$4,797,131	4,743,414	4,446,940	0.26%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.82%	10/1/2026	$562,500	555,603	516,875	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.43%	11/1/2028	$846,429	836,201	837,964	0.05%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	11.43%	11/1/2028	$2,118,073	2,092,467	2,096,892	0.12%	N
								19,774,987	20,194,795	1.20%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.77%	12/29/2027	$957,054	899,311	891,974	0.05%	N
Syndigo, LLC	Second Lien Term Loan	SOFR(Q)	0.75%	8.00%	13.67%	12/14/2028	$12,141,870	12,006,815	10,684,846	0.64%	G/N
								12,906,126	11,576,820	0.69%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	LIBOR(S)	1.00%	7.00%	12.34%	10/31/2025	$930,531	917,033	930,531	0.06%	N
Acquia, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	12.34%	10/31/2025	$25,299,736	25,069,324	25,299,735	1.50%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.92%	8/22/2027	$5,717,940	5,668,784	5,615,017	0.33%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	8.88%	14.53%	10/25/2029	$20,715,038	20,377,230	14,790,537	0.88%	G/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$—	(6,474)	(4,228)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$3,000,000	2,918,117	2,947,800	0.17%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$—	(23,499)	(15,347)	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$10,875,000	10,578,176	10,685,775	0.63%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	5.50% Cash + 2.50% PIK	13.63%	4/1/2025	$57,320,683	57,240,336	57,091,401	3.40%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,342,136	852,259	3,158,319	0.19%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$—	(2,052)	(2,083)	—	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$916,667	893,912	893,750	0.05%	N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.45%	7/8/2027	$524,815	520,823	522,191	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% cash + 2.50% PIK	12.34%	6/8/2028	$7,699,824	7,573,926	7,473,449	0.44%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$4,196,286	3,841,605	3,419,973	0.20%	G
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.25%	13.88%	7/27/2029	$20,000,000	19,767,284	9,650,000	0.57%	G
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$—	(27,403)	(1,230)	—	K/N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$9,838,988	9,615,755	9,829,149	0.58%	N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.83%	6/10/2027	$7,464,767	7,427,310	6,837,726	0.41%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.83%	6/10/2027	$7,317,617	7,237,813	6,702,937	0.40%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.45%	4/6/2027	$32,582,872	32,139,712	31,442,472	1.87%	N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	8.00%	13.44%	4/6/2027	$1,515,539	1,486,226	1,430,940	0.08%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.00%	13.42%	4/2/2027	$9,903,019	9,792,740	9,863,407	0.59%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	12.36%	10/1/2024	$7,500,000	$8,266,295	$7,645,234	0.45%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.58%	8/16/2029	$462,462	454,350	462,185	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.58%	8/16/2028	$—	(611)	(86)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.25% PIK	12.50%	1/24/2028	$533,277	524,862	528,424	0.03%	H/I/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.36%	12/1/2027	$581,423	572,886	386,065	0.02%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% Cash + 2.00% PIK	13.31%	12/1/2027	$3,525,834	3,470,534	2,341,153	0.14%	N
								237,147,253	219,925,196	13.05%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$—	(949)	—	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$450,000	440,275	455,850	0.03%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.00%	13.43%	5/28/2029	$15,000,000	14,892,589	14,220,000	0.84%	G/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.39%	12/30/2027	$—	(27,324)	(22,469)	0.00%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.39%	12/29/2028	$14,834,092	14,416,339	14,522,576	0.86%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$—	(2,131)	(720)	—	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$900,000	877,756	892,800	0.05%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	12.77%	7/31/2025	$—	—	—	—	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.35%	12.77%	7/31/2025	$14,671,682	14,671,682	14,671,682	0.87%	N
								45,268,237	44,739,719	2.65%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00% cash + 3.50% PIK	14.92%	6/15/2024	$69,771	69,617	66,806	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.00% cash + 3.50% PIK	14.94%	6/15/2024	$139,044	138,741	133,135	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00% cash + 3.50% PIK	14.95%	6/15/2024	$1,914,512	1,909,520	1,833,145	0.11%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	12.26%	5/25/2027	$98,750	95,903	99,096	0.01%	G/J
								2,213,781	2,132,182	0.13%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$—	(16,779)	5,463	—	K/N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$—	(26,742)	—	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$6,506,023	6,297,274	6,571,083	0.39%	N
								6,253,753	6,576,546	0.39%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	8/5/2028	$13,627,999	13,363,549	13,655,255	0.81%	N
								13,363,549	13,655,255	0.81%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	14.36%	1/3/2024	$28,016,636	27,882,963	22,917,609	1.36%	N
Khoros, LLC (Lithium)	Sr Secured Revolver	SOFR(Q)	1.00%	8.00%	13.36%	1/3/2024	$1,156,962	1,147,401	856,152	0.05%	N
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	12.43%	10/19/2026	$14,500,000	14,167,251	11,587,965	0.69%	G
Quora, Inc.	First Lien Term Loan (4.0% Exit Fee)	Fixed	—	—	10.10%	5/1/2024	$12,819,528	12,782,320	12,469,593	0.74%	L/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 1.75% PIK	14.13%	12/31/2024	$376,268	371,957	362,346	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	12.04%	8/23/2026	$10,366,422	10,228,904	9,412,711	0.56%	N
								66,580,796	57,606,376	3.42%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	14.54%	4/12/2024	$1,324,151	1,324,151	1,324,151	0.08%	B/N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	11.43%	11/30/2026	$20,209,854	19,910,581	19,603,558	1.17%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	11.69%	11/30/2026	$71,628	67,973	66,256	—	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.43%	12/23/2026	$10,439,801	10,174,272	10,076,496	0.60%	N
								30,152,826	29,746,310	1.77%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	14.57%	9/11/2026	$23,709,677	22,773,271	22,761,290	1.35%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.00%	10.30%	9/20/2025	$15,166,455	$15,164,342	$15,166,455	0.90%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	10.30%	9/20/2025	$—	(5,693)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	7.75%	6/1/2025	$8,146,376	7,567,314	2,199,522	0.13%	C/G/N
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.12%	4/26/2030	$7,500,000	7,375,907	6,562,500	0.39%	G/N
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.93%	5/14/2029	$10,000,000	9,934,419	9,840,000	0.58%	G/N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.63%	8/18/2028	$126,297	126,297	118,877	0.01%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.14%	8/18/2028	$66,270	60,557	63,611	—	N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.63%	8/18/2028	$4,165,841	4,103,542	4,137,930	0.25%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.25%	12.63%	8/18/2028	$4,449,002	4,379,746	4,421,863	0.26%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.20%	2/17/2025	$18,590,587	18,434,944	18,274,547	1.08%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	14.20%	2/17/2025	$26,409,413	26,168,077	25,960,453	1.55%	H/L/N
								93,309,452	86,745,758	5.15%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.00%	11.84%	3/2/2026	$4,666,667	4,666,667	4,624,667	0.27%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	11.93%	3/21/2027	$8,181,818	8,049,556	8,113,091	0.49%	N
								12,716,223	12,737,758	0.76%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental Term Loan	SOFR(S)	1.00%	7.68%	13.18%	4/8/2025	$10,119,063	10,038,533	10,058,348	0.60%	N
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	13.18%	4/8/2025	$29,880,937	29,666,733	29,701,652	1.76%	N
								39,705,266	39,760,000	2.36%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.82%	12/29/2027	$5,389,917	5,305,350	5,174,321	0.31%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.43%	12/29/2026	$1,128,945	935,677	989,688	0.06%	G/N
								6,241,027	6,164,009	0.37%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.93%	12/29/2025	$6,933,486	6,893,083	6,862,764	0.41%	L/N
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.95%	12/29/2025	$2,539,229	2,498,936	2,513,329	0.15%	L/N
Aerospike, Inc.	First Lien Delayed Draw Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.93%	12/29/2025	$485,546	464,942	480,593	0.03%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.43%	3/11/2027	$25,095,612	24,902,864	25,080,554	1.49%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	12.14%	4/13/2027	$639,711	629,120	609,179	0.04%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.25% PIK	12.20%	4/13/2027	$12,963,777	12,820,361	12,510,045	0.74%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	PRIME	1.00%	6.75%	15.25%	4/30/2026	$1,285,940	1,256,822	1,285,940	0.08%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(S)	1.00%	7.75%	12.78%	4/30/2026	$11,381,790	11,186,294	11,495,607	0.68%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2030	$—	(2,224)	(2,244)	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2030	$910,256	887,648	887,500	0.05%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$2,833,333	2,803,542	2,758,817	0.16%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$83,019	82,184	80,836	—	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.64%	9/8/2027	$—	(2,829)	(7,306)	—	K/N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.39%	9/8/2027	$838,217	825,664	825,644	0.05%
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$—	(2,089)	(545)	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$909,091	887,365	903,636	0.05%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	13.18%	1/6/2026	$2,758,041	2,737,175	2,750,318	0.16%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	13.03%	1/6/2026	$5,432,783	5,400,999	5,417,571	0.32%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.88%	5/22/2029	$—	(2,023)	(1,929)	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 4.00% PIK	12.63%	5/22/2029	$901,414	$883,996	$885,188	0.05%	N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.88%	5/6/2026	$4,190,378	4,158,385	4,148,055	0.25%	L/N
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.79%	5/6/2026	$4,190,378	4,161,271	4,148,055	0.25%	L/N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$267,745	263,477	267,557	0.02%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$206,895	203,480	206,750	0.01%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	12.27%	7/9/2029	$—	(767)	(32)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.00% PIK	11.54%	12/17/2027	$3,931,985	3,874,876	3,799,870	0.23%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.00% PIK	11.54%	12/17/2027	$250,000	240,422	227,600	0.01%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.54%	12/17/2027	$—	(4,719)	(11,200)	—	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$1,000,000	978,442	981,300	0.06%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.75% Cash + 2.50% PIK	11.62%	6/25/2029	$1,639,459	1,618,280	1,626,344	0.10%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.75% Cash + 2.50% PIK	11.62%	6/25/2029	$6,114	4,879	5,313	—	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	3.75% Cash + 2.50% PIK	11.57%	6/25/2029	$25,160	23,916	24,359	—	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$6,346,338	6,231,166	6,339,992	0.38%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$6,118,418	6,069,642	5,962,399	0.35%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$—	(3,776)	(3,147)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$212,667	208,804	209,520	0.01%	N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.22%	9/24/2026	$4,489,882	4,432,959	4,423,432	0.26%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	0.07	12.54%	3/31/2027	$10,872,518	10,738,428	10,687,685	0.63%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	0.07	12.52%	3/31/2027	$581,638	567,871	561,862	0.03%	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.87%	5/9/2028	$16,336,628	16,077,550	16,207,568	0.97%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.38%	5/9/2028	$533,914	509,151	521,260	0.03%	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	11.52%	8/31/2027	$10,099,151	9,944,752	9,988,060	0.59%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	SOFR(Q)	1.00%	6.13%	11.52%	8/31/2026	$—	(15,354)	(13,816)	0.00%	K/N
Tessian, Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.58%	3/15/2028	$1,000,000	981,246	992,000	0.06%	H/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$17,388	15,608	15,617	—	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$791,143	767,637	768,121	0.05%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$—	(1,639)	860	—	K/N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	12.15%	11/22/2028	$—	(676)	—	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$388,733	382,071	392,232	0.02%	N
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.00% Cash + 4.50% PIK	11.92%	12/21/2027	$1,605,549	1,583,100	1,526,877	0.09%	N
Zilliant Incorporated	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.00% Cash + 4.50% PIK	11.92%	12/21/2027	$—	(5,229)	(18,148)	0.00%	K/N
Zilliant Incorporated	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.92%	12/21/2027	$—	(2,091)	(7,259)	—	K/N
								149,154,992	149,314,583	8.86%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	12.14%	8/15/2029	$20,903,665	20,283,618	20,297,459	1.20%	G
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	12.92%	7/2/2026	$4,518,750	4,464,118	4,351,556	0.26%	N
								24,747,736	24,649,015	1.46%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	12.54%	2/17/2026	$31,114,286	30,705,423	31,238,743	1.85%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$15,555,556	$15,386,924	$15,555,555	0.92%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.25%	11.38%	9/8/2027	$—	(19,187)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.75%	12.05%	12/30/2026	$24,625,000	24,364,848	22,605,750	1.34%
								39,732,585	38,161,305	2.26%
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	SOFR(M)	0.75%	7.50%	12.92%	4/8/2027	$10,153,647	10,009,523	10,021,649	0.59%	N
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%		9/17/2026	$9,800,000	9,641,845	9,696,120	0.58%	H/N
					11.90%
Total Debt Investments - 192.2% of Net Assets								1,488,066,920	1,413,069,515	83.86%

Equity Securities
Automobiles
AutoAlert, LLC	Class A Common Interest						540,248	4,713,886	5,178,298	0.31%	D/E/F/N
AutoAlert, LLC	Preferred Equity						4,302,264	4,302,264	4,632,027	0.27%	E/F/N
								9,016,150	9,810,325	0.58%
Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units					2/7/2030	7,030	645,120	1,542,083	0.09%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock						1,786,785	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock						1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock						982,732	—	—	—	D/E/N
								485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock						364	—	—	—	D/E/H/N/O

Construction & Engineering
Hylan Novellus LLC	Class A Units						117,124	13,817,817	4,105,196	0.24%	D/E/N

Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	2,895	—	332,693	0.02%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	11,532	—	1,325,257	0.08%	D/E/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	3,966	—	321,444	0.02%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	134,500	—	—	—	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	516	—	1,062,960	0.06%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	158	—	775,780	0.05%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units						17,858,122	19,684,650	31,180,919	1.85%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units						17,858,122	13,421,162	31,180,919	1.85%	B/D/E/N
								33,105,812	66,179,972	3.93%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		26,902,397	$26,902,397	$50,934,308	3.01%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,800,591	17,675,790	16,376,544	0.97%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		351,847	351,847	94,810	0.01%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		3,716,866	3,716,866	3,708,950	0.22%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	253,141	0.02%	D/E/H/N
				48,646,900	71,367,753	4.23%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	1,000	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock		257,369	153,398	89,000	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock		500,000	500,000	36,000	—	D/E/N
				11,098,416	126,000	0.01%
Electronic Equipment, Instruments and Components
Soraa, Inc.	Warrants to Purchase Preferred Stock	8/29/2024	3,071,860	478,899	—	—	D/E/N

Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,312,614	0.14%	D/E/N
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units		604,479	787,032	722,957	0.04%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock		49,792	1,543,054	488,460	0.03%	D
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	932,651	0.06%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	3,146,268	0.19%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	1,049,996	276,492	2,519,467	0.15%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	10/3/2028	1,511,002	93,407	1,584,904	0.09%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	76,800	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	4,129	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	4,900,000	0.29%	D/E/N
				3,213,841	13,648,550	0.81%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C		657,932	2,001,384	—	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	90,940	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	661,647	0.04%	D/E/H/N
				144,327	752,587	0.05%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	2,023,975	0.12%	B/D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)

Pharmaceuticals
Inotiv, Inc.	Common Stock						14,578	$—	$44,900	—	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	615,208	0.04%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	7,706	—	1,541	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock					3/26/2027	1,712,930	577,843	—	—	D/E/N
								577,843	1,541	0.00%

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed		12.50%	12.50%		7,108	8,692,853	6,997,542	0.42%	E/N

Total Equity Securities - 24.5% of Net Assets								163,875,674	180,251,203	10.70%

Total Investments - 216.7% of Net Assets								$1,651,942,594	$1,593,320,718	94.56%

Cash and Cash Equivalents - 12.5% of Net Assets									$91,653,006	5.44%

Total Cash and Investments - 229.2% of Net Assets									$1,684,973,724	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $185,506,315 and $176,475,820, respectively, for the nine months ended September 30, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2023 was $1,592,109,301 or 94.5% of total cash and investments of the Company. As of September 30, 2023, approximately 18.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2023

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

On September 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), BCIC Merger Sub, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of the Company (formerly known as Project Spurs Merger Sub, LLC, “Merger Sub”), and, solely for the limited purposes set forth therein, (x) BlackRock Capital Investment Advisors, LLC, a Delaware limited liability company and investment advisor to BCIC (“BCIA”), and (y) the Advisor (the "Merger"). The Company’s Board of Directors and the BCIC Board of Directors, including all of the independent directors of each board, on the recommendation of a special committee comprised solely of the independent directors of each respective board, have approved the Merger Agreement and the terms and transactions contemplated thereby. See “Note 12 – Proposed Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

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

September 30, 2023

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

At September 30, 2023, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$533,360	$533,360
2	Other direct and indirect observable market inputs (3)	68,098,115	—	—	68,098,115
3	Independent third-party valuation sources that employ significant unobservable inputs	1,294,839,963	50,131,437	179,102,635	1,524,074,035
3	Valuation Designee valuations with significant unobservable inputs	—	—	615,208	615,208
Total		$1,362,938,078	$50,131,437	$180,251,203	$1,593,320,718

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,142,877,601	Income approach	Discount rate	10.4% - 25.1% (14.8%)
	60,983,781	Market quotations	Indicative bid/ask quotes	1 (1)
	83,377,709	Market comparable companies	Revenue multiples	0.6x - 2.0x (1.4x)
	1,324,151	Market comparable companies	EBITDA multiples	4.0x (4.0x)
	4,795,402	Option Pricing Model	EBITDA/Revenue multiples	0.0x - 2.0x (2.0x)
			Implied volatility	20.0% - 65.0% (65.0%)
			Term	1.0 years - 1.5 years (1.5 years)
	1,481,319	Asset approach (2)	N/A	N/A
Other Corporate Debt	50,131,437	Market comparable companies	Book value multiples	1.6x (1.6x)
Equity	7,092,352	Income approach	Discount rate	4.4% - 13.6% (13.5%)
	17,178,842	Option Pricing Model	EBITDA/Revenue multiples	2.0x - 15.3x (5.4x)
			Implied volatility	50.0% - 70.0% (61.8%)
			Term	1.0 years - 3.5 years (1.4 years)
	13,623,224	Market comparable companies	Revenue multiples	0.8x - 6.3x (1.8x)
	68,491,009	Market comparable companies	EBITDA multiples	4.0x - 13.5x (12.8x)
	67,310,852	Market comparable companies	Book value multiples	0.9x - 1.6x (1.4x)
	3,708,950	Asset approach (3)	N/A	N/A
	2,312,614	Transaction approach (4)	N/A	N/A
$1,524,689,243

(1)
Weighted by fair value.
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

September 30, 2023

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,261,005,221	$69,891,437	$188,595,657	$1,519,492,315
Net realized and unrealized gains (losses)	(1,037,535)	1,473	(8,541,388)	(9,577,450)
Acquisitions (1)	92,775,943	238,527	1,211,612	94,226,082
Dispositions	(100,056,206)	(20,000,000)	(2,163,246)	(122,219,452)
Transfers into Level 3 (2)	42,152,540	—	—	42,152,540
Ending balance	$1,294,839,963	$50,131,437	$179,102,635	$1,524,074,035

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(98,945)	$—	$(8,421,386)	$(8,520,331)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of three investments that were transferred from Level 2 due to reduced number of market quotes.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$918,924	$918,924
Net realized and unrealized gains (losses)	—	—	(303,716)	(303,716)
Ending balance	$—	$—	$615,208	$615,208

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(136,671)	$(136,671)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603
Net realized and unrealized gains (losses)	(3,416,236)	1,373,296	(17,863,231)	(19,906,171)
Acquisitions (1)	184,413,836	306,704	3,006,600	187,727,140
Dispositions	(160,817,496)	(20,000,000)	7,074,097	(173,743,399)
Transfers into Level 3 (2)	16,607,483	—	—	16,607,483
Reclassifications within Level 3 (3)	—	—	(619,621)	(619,621)
Ending balance	$1,294,839,963	$50,131,437	$179,102,635	$1,524,074,035

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,501,868)	$—	$(17,895,662)	$(27,397,530)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of three investments that were transferred from Level 2 due to reduced number of market quotes.
(3)
Comprised of one investment that was reclassified to Valuation Designee Valuation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$531,024	$1,415,738	$874,061	$2,820,823
Net realized and unrealized gains (losses)	(1,400)	(147,734)	(878,474)	(1,027,608)
Acquisitions (1)	1,400	—	605,266	606,666
Dispositions	(531,024)	(1,268,004)	(605,266)	(2,404,294)
Reclassifications within Level 3 (2)	—	—	619,621	619,621
Ending balance	$—	$—	$615,208	$615,208

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(617,033)	$(617,033)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was reclassified from Independent Third-Party Valuation.

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

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

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
Weighted by fair value.
(2)
Fair value was determined based on the most recently available net asset value of the issuer adjusted for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

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

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes.

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

September 30, 2023

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

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes.

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

September 30, 2023

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at September 30, 2023 or December 31, 2022.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at September 30, 2023 and December 31, 2022, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2023

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

During the nine months ended September 30, 2023 and 2022, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP, TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

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

September 30, 2023

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2023 and December 31, 2022, no such reserve was accrued.

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

September 30, 2023

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

Total debt outstanding and available at September 30, 2023 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+1.75%	(2)	$148,826,611	$151,173,389	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,443,956	—	249,443,956
2026 Notes ($325 million par)	2026	2.850%		325,887,724	—	325,887,724
Total leverage				974,158,291	$261,173,389	$1,235,331,680
Unamortized issuance costs				(3,784,018)
Debt, net of unamortized issuance costs				$970,374,273

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of September 30, 2023, $139.0 million of the outstanding amount is subject to a SOFR credit adjustment of 0.11%. $7.8 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

4. Debt — (continued)

The combined weighted-average interest rates on total debt outstanding at September 30, 2023 and December 31, 2022 were 4.24% and 3.90%, respectively.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2023	2022
Interest expense	$33,163,104	$26,008,014
Amortization of deferred debt issuance costs	2,219,197	2,282,999
Commitment fees	589,037	591,367
Total	$35,971,338	$28,882,380

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $242.8 million and $292.6 million, respectively. As of December 31, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $238.7 million and $290.1 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

4. Debt — (continued)

The original issue discounts equal to the equity components of the 2022 Convertible Notes were recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. As a result, the Company records interest expense comprised of both stated interest and amortization of the original issue discounts. At the time of issuance, the equity components of the 2022 Convertible Notes were $3.3 million. As of September 30, 2023 and December 31, 2022, the components of the carrying values of the 2022 Convertible Notes were $0.0.

For the nine months ended September 30, 2023 and 2022, the components of interest expense for the convertible notes were as follows:

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

September 30, 2023

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

As of September 30, 2023 and December 31, 2022, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	September 30, 2023		December 31, 2022
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(556,044)	887,724	(1,002,473)	1,174,734
Carrying value of debt	$249,443,956	$325,887,724	$248,997,527	$326,174,734

For the nine months ended September 30, 2023 and 2022, the components of interest expense for the 2024 Notes and 2026 Notes were as follows:

	Nine Months Ended September 30,
	2023		2022
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Stated interest expense	$7,312,499	$6,946,875	$4,875,000	$4,631,250
Amortization of original issue discount/ (premium)	446,428	(287,008)	284,225	(186,504)
Total interest expense	$7,758,927	$6,659,867	$5,159,225	$4,444,746

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

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

On June 15, 2023, the Operating Facility was amended to update the terms of the interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of September 30, 2023, SVCP was in full compliance with such covenants.

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

Since February 28, 2023, borrowings under Funding Facility II bore interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.00% per annum, which is subject to increase after the end of the revolving period or under other customary circumstances. The facility also accrues a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility.

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of September 30, 2023, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

4. Debt — (continued)

SBA Debentures

As of September 30, 2023, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2023, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2023 and December 31, 2022 were as follows:

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

September 30, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Accordion Partners LLC	8/31/2028	111,925	278,571
Accordion Partners LLC	8/31/2028	N/A	123,810
Acquia, Inc.	10/31/2025	960,792	779,225
Alcami Corporation	12/21/2028	546,266	1,420,290
Alcami Corporation	12/21/2028	874,025	N/A
Alpine Acquisition Corp II (48Forty)	11/30/2026	107,443	179,071
AmeriLife Holdings, LLC	8/31/2029	151,515	151,515
AmeriLife Holdings, LLC	8/31/2028	189,394	227,273
Applause App Quality, Inc.	9/20/2025	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	544,531
Aras Corporation	4/13/2027	232,622	581,555
Avalara, Inc.	10/19/2028	45,000	45,000
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	428,647	360,063
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,067,828	N/A
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	N/A	3,384,549
Bluefin Holding, LLC	9/12/2029	89,744	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	882,000	N/A
Bynder Bidco, Inc. (Netherlands)	1/26/2029	243,000	N/A
CareATC, Inc.	3/14/2026	607,288	N/A
Certify, Inc.	2/28/2024	N/A	797,158
CSG Buyer, Inc. (Core States)	3/31/2028	2,921,166	4,381,748
CSG Buyer, Inc. (Core States)	3/31/2028	1,460,583	N/A
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	277,778	397,558
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	90,909	N/A
Elevate Brands OpCo, LLC	3/15/2027	N/A	16,000,000
e-Discovery AcquireCo, LLC	8/29/2029	83,333	N/A
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	824,999	998,683
ESO Solutions, Inc.	5/3/2027	700,111	1,750,277
Freedom Financial Network Funding, LLC	9/21/2027	N/A	2,500,000
Fusion Holding Corp. (Finalsite)	9/15/2027	37,736	N/A
Fusion Risk Management, Inc.	5/22/2029	107,143	37,736
Fusion Risk Management, Inc.	5/22/2029	N/A	35,870
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	193,947
Grey Orange Incorporated	5/6/2026	N/A	1,676,151
Greystone Select Company II, LLC (Passco)	3/21/2027	N/A	11,818,182
GTY Technology Holdings Inc.	7/9/2029	46,154	46,154
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	68,166	2,095,944
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	69,930	N/A
ICIMS, Inc.	8/18/2028	981,259	1,503,556
ICIMS, Inc.	8/18/2028	330,556	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	416,667	1,000,000
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	333,333	N/A
Integrity Marketing Acquisition, LLC	8/19/2026	10,254,564	10,254,564
IT Parent, LLC (Insurance Technologies)	10/1/2026	62,500	166,667
James Perse Enterprises, Inc.	9/8/2027	1,944,444	1,944,444
Kaseya, Inc.	6/25/2029	93,900	200,000
Kaseya, Inc.	6/25/2029	75,000	N/A
Khoros, LLC (Lithium)	1/3/2024	113,807	991,682
Khoros, LLC (Lithium)	1/3/2024	382,034	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	1,797,520	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	837,679	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	277,917	N/A
Madison Logic Holdings, Inc.	12/30/2027	1,069,947	1,069,947
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	4,630	18,519
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	31,250	25,000
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,229,873	N/A
Persado, Inc.	6/10/2027	N/A	8,608,961
Oversight Systems, Inc.	9/24/2026	212,667	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	N/A	278,157
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	3,959,072	3,959,072
Pluralsight, Inc.	4/6/2027	901,589	1,208,564
Pueblo Mechanical and Controls, LLC	8/23/2028	52,375	155,250
Pueblo Mechanical and Controls, LLC	8/23/2027	39,167	58,750

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

Razor Group GmbH (Germany)	4/30/2025	3,834,570	6,365,227
Sailpoint Technologies Holdings, Inc.	8/16/2028	37,538	37,538
Sandata Technologies, LLC	7/23/2024	1,050,000	N/A
SellerX Germany GmbH & Co. KG (Germany)	5/23/2026	5,034,506	20,589,674
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	N/A	1,601,742
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	581,638	1,163,276
Serrano Parent, LLC (Sumo Logic)	5/13/2030	90,000	N/A
Streamland Media Midco LLC	8/31/2023	N/A	120,000
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	1,039,117	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	1,298,896	N/A
Suited Connector, LLC	12/1/2027	N/A	852,273
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	N/A	1,329,250
Thras.io, LLC	12/18/2026	N/A	8,787,651
Wealth Enhancement Group, LLC	10/4/2027	26,980	276,194
Wealth Enhancement Group, LLC	10/4/2027	138,392	N/A
Trintech, Inc.	7/25/2029	43,469	N/A
Vortex Finance Sub, LLC	8/31/2029	137,695	N/A
Vortex Finance Sub, LLC	8/31/2029	68,547	N/A
Xactly Corporation	7/31/2025	854,898	N/A
Zendesk Inc.	11/22/2028	95,503	134,827
Zendesk Inc.	11/22/2028	39,325	N/A
Zilliant Incorporated	12/21/2027	370,370	518,519
Zilliant Incorporated	12/21/2027	148,148	N/A
Total Unfunded Balances		57,174,597	127,137,393

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. the Company, the affiliated funds and the Advisor intend to vigorously defend against these claims and will file a motion to dismiss the lawsuit on or around November 6, 2023. At this time, however, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2023 and December 31, 2022, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $1.2 million and $1.5 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2023 and 2022, expenses allocated pursuant to the Administration Agreement totaled 1.1 million and $1.3 million, respectively.

On September 6, 2023, the Company entered into the Merger Agreement with BCIC, Merger Sub and, solely for the limited purposes set forth therein, BCIA and the Advisor. See “Note 12 – Proposed Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726
				$1.10	$63,543,990

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
				$0.90	$51,990,537

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 27, 2023, to be in effect through the earlier of two trading days after the Company’s third quarter 2023 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the nine months ended September 30, 2023 and 2022.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets from operations	$12,822,932	$26,239,007	$51,787,497	$38,559,892
Weighted average shares outstanding	57,767,264	57,767,264	57,767,264	57,767,264
Earnings (loss) per share	$0.22	$0.45	$0.90	$0.67

9. Subsequent Events

On October 26, 2023, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2023 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 2, 2023, the Company’s Board of Directors declared a fourth quarter regular dividend of $0.34 and a special dividend of $0.25 per share per share, both payable on December 29, 2023 to stockholders of record as of the close of business on December 15, 2023.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

10. Financial Highlights

	Nine Months Ended September 30,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$12.93	$14.36

Investment operations:
Net investment income	1.40	1.13
Net realized and unrealized gain (loss)	(0.51)	(0.46)
Total from investment operations	0.89	0.67

Cumulative effect adjustment for the adoption of ASU 2020-06 (5)	—	(0.01)

Dividends to common shareholders	(1.10)	(0.90)

Per share NAV at end of period	$12.72	$14.12

Per share market price at end of period	$11.74	$10.93

Total return based on market value (1) (2)	(0.8)%	(12.4)%
Total return based on net asset value (1) (3)	6.9%	4.6%

Shares outstanding at end of period	57,767,264	57,767,264

Ratios to average common equity: (4)
Net investment income	15.1%	11.2%
Expenses before incentive fee	10.6%	8.9%
Expenses and incentive fee	12.9%	10.6%

Ending common shareholder equity	$734,997,297	$815,912,902
Portfolio turnover rate	10.8%	14.8%
Weighted-average debt outstanding	$1,009,620,469	$1,042,843,864
Weighted-average interest rate on debt	4.4%	3.3%
Weighted-average number of common shares	57,767,264	57,767,264
Weighted-average debt per share	$17.48	$18.05

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended September 30, 2023.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of September 30, 2023 (Unaudited)	$148,827	$6,245	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Fiscal Year 2013	45,000	8,176	—	N/A
Preferred Interests
As of September 30, 2023 (Unaudited)	N/A	N/A	N/A	N/A
Fiscal Year 2022	N/A	N/A	N/A	N/A
Fiscal Year 2021	N/A	N/A	N/A	N/A
Fiscal Year 2020	N/A	N/A	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Fiscal Year 2013	134,000	68,125	20,075	N/A
Funding Facility I
As of September 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Fiscal Year 2013	50,000	8,176	—	N/A
Funding Facility II
As of September 30, 2023 (Unaudited)	$100,000	$6,245	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
As of September 30, 2023 (Unaudited)	$150,000	$6,245	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
As of September 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
As of September 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

11. Senior Securities — (continued)

2022 Notes
As of September 30, 2023 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of September 30, 2023 (Unaudited)	$250,000	$1,890	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
As of September 30, 2023 (Unaudited)	$325,000	$1,890	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

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

12. Proposed Merger with BlackRock Capital Investment Corporation

On September 6, 2023, the Company entered into the Merger Agreement with BCIC, Merger Sub, and, solely for the limited purposes set forth therein, BCIA and the Advisor. The Merger Agreement provides that, subject to the requisite approvals of the Company's stockholders and BCIC's stockholders being obtained, required regulatory approvals and the other conditions set forth in the Merger Agreement, at the effective time, BCIC will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and as a direct wholly-owned subsidiary of Special Value Continuation Partners LLC, a Delaware limited liability company and direct wholly-owned consolidated subsidiary of the Company (the “Merger”). The boards of directors of BCIC and the Company, in each case on the recommendation of a special committee comprised solely of all of the independent directors of BCIC or the Company, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the Effective Time, (as defined in the Merger Agreement), each share of common stock, par value $0.001 per share, of BCIC (“BCIC Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares (i) owned by the Company or any of its consolidated subsidiaries or (ii) held by BCIC as treasury stock (the “Cancelled Shares”) will be converted into the right to receive a number of shares of Company Common Stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.

Each of the Company and BCIC will deliver to the other a calculation of its net asset value as of a date no more than 48 hours prior to the closing of the Merger (the “Determination Date”) in each case, based on the same assumptions and methodologies, and applying the same categories of adjustments to net asset value historically used in preparing the calculation of the net asset value per share by the applicable party, except (i) that, in the case of BCIC, any quoted investments valued by reference to bid-ask prices will be valued at the mid-point of the bid-ask spread as reported by the pricing vendor or broker, such that the valuation treatment of such investments is consistent with the valuation policies of the Company, and (ii) as otherwise may be mutually agreed by the parties. We refer to such calculation with respect to BCIC as the “Closing BCIC Net Asset Value” and such calculation with respect to the Company as the “Closing Company Net Asset Value”. Based on such calculations, the parties will calculate the “BCIC Per Share NAV”, which will be equal to (i) the Closing BCIC Net Asset Value divided by (ii) the number of shares of BCIC Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “Company Per Share NAV”, which will be equal to (A) the Closing Company Net Asset Value divided by (B) the number of shares of Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four (4) decimal places) of (i) the BCIC Per Share NAV divided by (ii) the Company Per Share NAV, each calculated as of the Determination Date.

BCIC and the Company will update and redeliver the Closing BCIC Net Asset Value or the Closing Company Net Asset Value, respectively, in the event that the closing of the Merger is delayed or there is a more than de minimis change to such calculation between the Determination Date and the closing of the Merger and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the effective time of the Merger.

The Merger Agreement contains customary representations and warranties by each of the Company, the Advisor, BCIA and BCIC. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of the Company’s and BCIC’s businesses during the period prior to the closing of the Mergers. Consummation of the Merger, which is currently anticipated to occur during the first quarter of 2024, is subject to certain closing conditions, including requisite approvals of the Company’s stockholders and BCIC's stockholders and regulatory approvals.

The Merger Agreement also contains certain termination rights in favor of the Company and BCIC, including if the Merger is not completed on or before August 31, 2024 or if the requisite approvals of BCIC or Company stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring BCIC may be required to pay the Company a termination fee of approximately $9.4 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring the Company may be required to pay BCIC a termination fee of approximately $22.4 million.

In connection with the signing of the Merger Agreement, the Company and the Advisor entered into an amended and restated investment advisory agreement that will become effective as of the Effective Time (the “Amended and Restated Investment Advisory Agreement”) that provides that the Advisor will reduce its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company (for the avoidance of doubt, the base management fee rate on assets that exceed 200% of the net asset value of the Company would remain 1.00%) with no change to the basis of calculation.

In connection with the signing of the Merger Agreement, the Company also entered into a fee waiver agreement (the “Fee Waiver Agreement”) with the Advisor. The Fee Waiver Agreement provides that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Effective Time (the first of which will be the quarter in which the Effective Time occurs unless it is the last day of the quarter) to the extent there are sufficient advisory fees to cover such deficit.

12. Proposed Merger with BlackRock Capital Investment Corporation — (continued)

The Merger is expected to be accounted for as an asset acquisition of BCIC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50 ("ASC 805"), Business Combinations-Related Issues. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 provides that asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.

As set forth in the Fee Waiver Agreement, the Advisor has agreed that, for purposes of calculating net investment income and certain incentive fee calculations under the Amended and Restated Investment Advisory Agreement, the Advisor will exclude any amortization or accretion of any purchase premium or purchase discount to interest income or any gains and losses resulting solely from accounting adjustments to the cost basis of the BCIC assets acquired in the Merger as required under ASC 805.

All fees and expenses incurred by any party or any of its consolidated subsidiaries in connection with the Merger Agreement will be paid by the party incurring such fees or expenses, whether or not the Merger is consummated. All fees and expenses (whether or not incurred or owed by the Company or BCIC) related to (i) the drafting of the Merger Agreement and the other documents and agreements related thereto and the transactions contemplated thereby and the joint proxy statement/prospectus, (ii) filing and other fees paid to the SEC in connection with the transactions contemplated by the Merger Agreement, and (iii) filing and other fees incurred in connection with any filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended in connection with the transactions contemplated by the Merger Agreement will be borne by the Company and BCIC on a pro rata basis based upon the relative net assets of the Company and BCIC as of the date on which the Exchange Ratio is determined, subject to the sharing of a portion of these charges by the Advisor or BCIA as described below.

The Advisor, in the case of the Company, and BCIA, in the case of BCIC, will each bear 50% of the aggregate reasonable out-of-pocket costs and expenses incurred by the Company or BCIC, as applicable, up to a combined aggregate amount equal to $6 million, except that if the Closing does not occur because either the BCIC Stockholders fail to approve the BCIC Merger Proposal or the Company Stockholders fail to approve the Company Stock Issuance Proposal, then, such amount will be reduced to $3 million. The foregoing expense limits will be allocated between the Company and BCIC on a pro rata basis based upon the relative net assets of the Company and BCIC as of the date on which the Exchange Ratio is determined, subject to reallocation should one of the Company or BCIC incur expenses that are less than its proportional amount of the expense cap. In accordance with ASC 805, transaction expenses of the Company are capitalized and deferred, while transaction expenses of BCIC are expensed as incurred. As of September 30, 2023, the Company had capitalized approximately $1.2 million in transaction related expenses and such amount is included in prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Stockholders and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2023
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$141,950	$1,324,140	$-	$-	$11	$-	$1,324,151
Iracore Investments Holdings, Inc., Class A Common Stock	-	2,983,163	-	(959,188)	-	-	2,023,975
TVG-Edmentum Holdings, LLC, Series A Preferred Units	45,650	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,960,002	32,391,197	-	(3,170,270)	1,959,992	-	31,180,919
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	32,391,197	-	(1,210,278)	-	-	31,180,919
Total	$2,147,602	$69,089,697	$—	$(5,339,736)	$1,960,003	$—	$65,709,964

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2023
36th Street Capital Partners Holdings, LLC, Membership Units	$(49,161)	$56,272,000	$-	$(5,337,692)	$-	$-	$50,934,308
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	4,431,729	50,131,437	-	-	-	-	50,131,437
Anacomp, Inc., Class A Common Stock	-	552,432	-	62,776	-	-	615,208
Conventional Lending TCP Holdings, LLC, Membership Units	1,298,418	16,146,544	-	(20,000)	250,000	-	16,376,544
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,862,701	-	(482,697)	-	-	1,380,004
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	932,778	12,089,579	-	-	-	-	12,089,579
Fishbowl INC., Common Membership Units	-	577,277	-	145,680	-	-	722,957
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	1,004,037	-	-	-	2,533,793	16,278,838	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	648,073	-	-	-	310,993	8,604,529	8,915,522
AutoAlert, LLC, Class A Common Interest	-	-	-	464,410	-	4,713,888	5,178,298
AutoAlert, LLC, Preferred Equity	-	-	-	329,763	-	4,302,264	4,632,027
Total	$8,265,874	$137,733,285	$—	$(4,837,760)	$3,094,786	$33,899,519	$169,889,830

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/20
AGY Equity, LLC, Class B Preferred Units	9/3/20
AGY Equity, LLC, Class C Common Units	9/3/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/22
Hylan Novellus LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
PerchHQ, Warrants for Common Units	09/30/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/23
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/23
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
PerchHQ, Warrants for Common Units	09/30/22
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

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
•
the phase-out of LIBOR and the use of replacement rates for LIBOR;
•
The consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains;
•
our ability to maintain our qualification as a regulated investment company and as a business development company; and
•
the Merger, the likelihood the Merger is completed, the anticipated timing of its completion and the outcome and impact of any litigation relating to the Merger. See “Note 12 – Proposed Merger with BlackRock Capital Investment
Corporation” for further information regarding the Merger Agreement and the Merger.

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

On September 6, 2023, the Company entered into the Merger Agreement with BCIC, Merger Sub, and, solely for the limited purposes set forth therein, BCIA and the Advisor. See “Note 12 – Proposed Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2023, 81.8% of our total assets were invested in qualifying assets.

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

As of September 30, 2023, 0.0% of our investments were categorized as Level 1, 4.3% were categorized as Level 2, 95.7% were Level 3 investments valued based on valuations by independent third-party sources, and 0.0% were Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended September 30, 2023, we invested approximately $92.4 million, comprised of new investments in 4 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $91.5 million, or 99.0% of total acquisitions, were in senior secured loans. The remaining $0.9 million (1.0% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $125.6 million in proceeds from sales or repayments of investments during the three months ended September 30, 2023.

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

During the nine months ended September 30, 2023, we invested approximately $185.5 million, comprised of new investments in 14 new and 8 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $182.5 million, or 98.4% of total acquisitions, were in senior secured loans. The remaining 3.0 million (1.6% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $176.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2022.

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

At September 30, 2023, our investment portfolio of $1,593.3 million (at fair value) consisted of 143 portfolio companies and was invested 88.7% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 85.5% in senior secured loans, 3.2% in senior secured notes and 11.3% in equity investments. Our average portfolio company investment at fair value was approximately $11.1 million. Our largest portfolio company investment by value was approximately 6.3% of our portfolio and our five largest portfolio company investments by value comprised approximately 20.1% of our portfolio at September 30, 2023.

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

The industry composition of our portfolio at fair value at September 30, 2023 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.7%
Diversified Financial Services	12.0%
Diversified Consumer Services	12.0%
Software	9.4%
Professional Services	5.5%
Health Care Technology	4.7%
Media	3.6%
Capital Markets	3.0%
IT Services	2.8%
Automobiles	2.8%
Healthcare Providers and Services	2.5%
Road and Rail	2.5%
Textiles, Apparel and Luxury Goods	2.4%
Construction and Engineering	2.2%
Technology Hardware, Storage & Peripherals	2.0%
Hotels, Restaurants and Leisure	1.9%
Paper and Forest Products	1.9%
Specialty Retail	1.5%
Pharmaceuticals	1.4%
Diversified Telecommunication Services	1.2%
Consumer Finance	1.2%
Insurance	1.2%
Trading Companies & Distributors	1.1%
Other	6.5%
Total	100.0%

The weighted average effective yield of our debt portfolio was 14.1% at September 30, 2023 and 12.7% at December 31, 2022. The weighted average effective yield of our total portfolio was 13.2% at September 30, 2023 and 11.9% at December 31, 2022. At September 30, 2023, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 5.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.8% at September 30, 2023. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2023, representing 1.1% of the portfolio at fair value and 1.7% at cost. At December 31, 2022, 93.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 6.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.9% at December 31, 2022. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2022, representing 2.0% of the portfolio at fair value and 4.2% at cost.

Results of operations

Investment income

Investment income totaled $54.2 million and $48.2 million, respectively, for the three months ended September 30, 2023 and 2022, of which $53.3 million and $46.1 million were attributable to interest and fees on our debt investments, $0.9 million and $1.7 million to dividend income and $0.0 million and $0.4 million to other income, respectively. Included in interest and fees on our debt investments were $0.7 million and $3.4 million of non-recurring income related to prepayments and $0.4 million and $0.4 million in amendment fees for the three months ended September 30, 2023 and 2022, respectively. The increase in investment income for the three months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily reflects an increase in interest income due to the rise in LIBOR/SOFR rates, partially offset by the lower dividend income received during the three months ended September 30, 2023.

Investment income totaled $158.5 million and $134.3 million, respectively, for the nine months ended September 30, 2023 and 2022, of which $155.3 million and $127.6 million were attributable to interest and fees on our debt investments, $2.8 million and $5.9 million to dividend income and $0.4 million and $0.8 million to other income, respectively. Included in interest and fees on our debt investments were $1.0 million and $7.3 million of non-recurring income related to prepayments and $0.9 million and $0.4 million in amendment fees for the nine months ended September 30, 2023 and 2022, respectively. The increase in investment income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily reflects an increase in interest income due to the increase in LIBOR/SOFR rates, partially offset by the lower dividend income during the nine months ended September 30, 2023.

Expenses

Total operating expenses for the three months ended September 30, 2023 and 2022 were $25.9 million and $23.8 million, respectively, comprised of $12.1 million and $10.2 million in interest expense and related fees, $6.1 million and $6.6 million in base management fees, $6.0 million and $5.2 million in incentive fee expense, $0.7 million and $0.4 million in professional fees, $0.4 million and $0.4 million in administrative expenses and $0.6 million and $1.0 million in other expenses, respectively. The increase in operating expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 reflects an increase in interest expense due to the rise in LIBOR/SOFR rates and an increase in incentive fee expense, partially offset by the lower management fees during the three months ended September 30, 2023.

Total operating expenses for the nine months ended September 30, 2023 and 2022 were $77.1 million and $68.9 million, respectively, comprised of $36.0 million and $28.9 million in interest expense and related fees, $18.1 million and $19.9 million in base management fees, $17.3 million and $13.9 million in incentive fee expense, $1.5 million and $1.4 million in professional fees, $1.1 million and $1.3 million in administrative expenses and $3.1 million and $3.5 million in other expenses, respectively. The increase in operating expenses in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily reflects an increase in interest expense due to the rise in LIBOR/SOFR rates and an increase in incentive fee expense, partially offset by the lower management fees during the nine months ended September 30, 2023.

Net investment income

Net investment income was $28.3 million and $24.4 million, respectively, for the three months ended September 30, 2023 and 2022. The increase in net investment income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the three months ended September 30, 2023.

Net investment income was $81.3 million and $65.4 million, respectively, for the nine months ended September 30, 2023 and 2022. The increase in net investment income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily reflects the increase in total investment income, partially offset by the increase in expense during the nine months ended September 30, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2023 and 2022 was $(0.1) million and $0.3 million, respectively.

Net realized gain (loss) for the nine months ended September 30, 2023 and 2022 was $(31.2) million and $(18.2) million, respectively. Net realized loss for the nine months ended September 30, 2023 was comprised primarily of a $30.7 million loss from reorganization of our investment in Autoalert. Net realized loss for the nine months ended September 30, 2022 was comprised primarily of a $13.8 million loss from reorganization of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.2 million gain from the exit of our debt investment in CORE Entertainment.

For the three months ended September 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $(15.4) million and $1.6 million, respectively. The change in net unrealized depreciation for the three months ended September 30, 2023 primarily reflects a $4.5 million unrealized loss on our investment in Edmentum, a $4.0 million unrealized loss on our investment in Khoros, a $3.6 million unrealized loss on our investment in Magenta Buyer, a $2.5 million unrealized loss on our investment in 36th Street Capital, a $2.4 million unrealized loss on our investment in Hylan, a $2.2 million unrealized loss on our investment in CIBT, offset by a $3.2 million unrealized gain on our investment in Astra Acquisition. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2022 was primarily driven by a $18.8 million in unrealized gain on our investment in 36th Street Capital, and a $3.3 million in reversal of previous unrealized losses from the disposition of our investment in JUUL, partially offset by $5.9 million in unrealized losses from AutoAlert and $2.1 million in unrealized losses on Aventiv Technologies, as well as unrealized losses across the portfolio from widening market spreads.

For the nine months ended September 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $1.6 million and $(8.7) million, respectively. The change in net unrealized appreciation for the nine months ended September 30, 2023 primarily reflects a $37.0 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert, offset by a $8.0 million unrealized loss in Hylan, a $6.8 million unrealized loss on our investment in Megenta Buyer, a $5.3 million unrealized loss on our investment in 36th Street, a $5.1 million unrealized loss on our investment in Khoros, a $4.4 million unrealized loss on our investment in Edmentum, a $3.9 million unrealized loss on our investment in Astra Acquisition, and a $3.9 million unrealized loss on our investment in Perch. The change in net unrealized appreciation/depreciation for the nine months ended September 30, 2022 primarily reflects $14.9 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $12.9 million in unrealized losses from Autoalert, $3.3 million in unrealized losses from Thras.io, as well as unrealized losses across the portfolio from widening market spreads, offset by $23.1 million in unrealized gains on our investment in 36th Street Capital, $13.9 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl, $12.3 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti, and $7.6 million in unrealized gains on Edmentum.

Incentive compensation

Incentive fees for the three months ended September 30, 2023 and 2022 were $6.0 million and $5.2 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold.

Incentive fees for the nine months ended September 30, 2023 and 2022 were $17.3 million and $13.9 million, respectively, and were payable due to our performance exceeding the cumulative total return threshold.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the nine month ended September 30, 2023, an excise tax expense of $0.1 million was recorded and paid, based on the amount of tax-basis ordinary income for the year ended December 31, 2022. No excise tax was incurred for the year ended December 31, 2022.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $12.8 million and $26.2 million for the three months ended September 30, 2023 and 2022, respectively. The lower net increase in net assets resulting from operations during the three months ended September 30, 2023 was primarily due to the net realized and unrealized losses compared to the three months ended September 30, 2022.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $51.8 million and $38.6 million for the nine months ended September 30, 2023 and 2022, respectively. The higher net increase in net assets resulting from operations during the nine months ended September 30, 2023 was primarily due to the higher net investment income and the net realized and unrealized gains compared to the nine months ended September 30, 2022.

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

On February 24, 2015, the Company’s board of directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on July 27, 2023, to be in effect through the earlier of two trading days after our third quarter 2023 earnings release, unless further extended or terminated by our board of directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the nine months ended September 30, 2023 and 2022.

Total leverage outstanding and available under the combined Leverage Program at September 30, 2023 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+1.75%	(2)	$148,826,611	$151,173,389	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,443,956	—	249,443,956
2026 Notes ($325 million par)	2026	2.850%		325,887,724	—	325,887,724
Total leverage				974,158,291	$261,173,389	$1,235,331,680
Unamortized issuance costs				(3,784,018)
Debt, net of unamortized issuance costs				$970,374,273

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of September 30, 2023, $139.0 million of the outstanding amount subject to a SOFR credit adjustment of 0.11%. $7.8 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00% and $2.0 million of the outstanding amount bore interest at a rate of Prime + 1.00%.
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

Effective November 7, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2023, the Company’s asset coverage ratio was 189%.

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

Net cash provided by operating activities during the nine months ended September 30, 2023 was $52.1 million, consisting primarily of $56.0 million in net investment income (net of non-cash income and expenses), offset by the settlement of dispositions of investments (net of acquisitions) of $3.9 million.

Net cash used by financing activities was $42.9 million during the nine months ended September 30, 2023, consisting primarily of $66.4 million in dividends paid to common shareholders and $1.4 million in debt issuance cost, offset by $24.9 million in credit facility draws (net of repayments).

At September 30, 2023, we had $91.7 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2023, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, such as those caused by COVID-19, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, the 2024 Notes and the 2026 Notes, mature in May 2026, August 2027, August 2024 and February 2026, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726
				$1.10	$63,543,990

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
				$0.90	$51,990,537

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

Recent Developments

On October 26, 2023, the Company’s board of directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2023 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On November 2, 2023, the Company’s board of directors declared a fourth quarter regular dividend of $0.34 per share and a special dividend of $0.25 per share, both payable on December 29, 2023 to stockholders of record as of the close of business on December 15, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2023, 94.9% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 93.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2023 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$36,862,357	$0.64
Up 200 basis points	24,574,905	0.43
Up 100 basis points	12,287,452	0.21
Down 100 basis points	(12,287,452)	(0.21)
Down 200 basis points	(24,574,905)	(0.43)
Down 300 basis points	(36,862,357)	(0.64)

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

PART II - Other Information.

Item 1. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. the Company, the affiliated funds and the Advisor intend to vigorously defend against these claims and will file a motion to dismiss the lawsuit on or around November 6, 2023. At this time, however, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Please refer also to those risk factors relating to our proposed merger with BlackRock Capital Investment Corporation included under the caption “Risk Factors—Risks Relating to the Mergers” in our registration statement on Form N-14 (333-274897) filed with the SEC on October 6, 2023, which are incorporated herein by reference. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first three quarters of the year ends December 31, 2023, the year ended December 31, 2022 and the year ended December 31, 2021. On September 30, 2023, the reported closing price of our common stock was $11.74 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37
Fiscal Year ended December 31, 2021
First Quarter	$13.56	$14.89	$11.13	9.8%	(17.9)%	$0.30
Second Quarter	$14.21	$14.97	$13.74	5.3%	(3.3)%	$0.30
Third Quarter	$14.09	$14.39	$13.36	2.1%	(5.2)%	$0.30
Fourth Quarter	$14.36	$14.36	$13.18	0.0%	(8.2)%	$0.30
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
2.1

Agreement and Plan of Merger among BlackRock Capital Investment Corporation, BlackRock TCP Capital Corp., BCIC

Merger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC and

Tennenbaum Capital Partners, LLC, dated as of September 6, 2023(1)

3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)
3.3	Amended and Restated Bylaws of the Registrant (4)
10.20	Amendment No. 6 to Amended and Restated Credit Agreement dated as of June 7, 2023*
10.21

Waiver and Fifth Amendment to Loan and Servicing Agreement, dated as of August 4, 2023, among TCPC Funding II, LLC, as borrower, Special Value Continuation Partners LLC, as servicer, Morgan Stanley Asset Funding Inc., as administrative agent, and Morgan Stanley Bank, N.A. and City National Bank, as lenders (5)

10.22	Second Amended and Restated Investment Management Agreement between BlackRock TCP Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023(6)
10.23	Fee Waiver Agreement between BlackRock TCP Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023(7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*

* Filed herewith.

(1)
Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00899) filed on
September 6, 2023
(2)
Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(3)
Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018
(4)
Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018
(5)
Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00899) filed on
August 8, 2023
(6)
Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00899) filed on
September 6, 2023
(7)
Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 814-00899) filed on
September 6, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: November 2, 2023
	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer
Date: November 2, 2023
	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer