Form 10-K
period 2023-12-31
BlackRock TCP Capital Corp.
filed 2024-02-29
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2023 (the last business day of the Registrant’s most recently completed second quarter) was $630.2 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 29, 2024 was 57,767,264.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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
•
Incurring additional indebtedness could increase the risk in investing in shares of our common stock.
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
•
We are dependent upon senior management personnel of the Advisor for our future success.
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
•
Our portfolio companies may be highly leveraged.
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
•
We may experience cybersecurity incidents and are subject to cybersecurity risks.
•
We are subject to the cybersecurity risks of our Service Providers, which could negatively impact the Company and its shareholders.
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

On September 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), BCIC Merger Sub, LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of the Company (formerly known as Project Spurs Merger Sub, LLC, “Merger Sub”), and, solely for the limited purposes set forth therein, (x) BlackRock Capital Investment Advisors, LLC, a Delaware limited liability company and investment advisor to BCIC (“BCIA”), and (y) the Advisor (the "Merger"). The Company’s Board of Directors and the BCIC Board of Directors, including all of the independent directors of each board, on the recommendation of a special committee comprised solely of the independent directors of each respective board, have approved the Merger Agreement and the terms and transactions contemplated thereby. On January 10, 2024, the Merger Agreement was amended and restated. See “Note 12 – Proposed Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

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

The Advisor

Our investment activities are managed by the Advisor, a wholly-owned indirect subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock”) and a limited liability company registered as an investment advisor under the Investment Advisers Act of 1940. BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. At December 31, 2023, BlackRock's assets under management were $10.0 trillion. BlackRock helps clients meet their goals and overcome challenges with a range of products that include separate accounts, mutual funds, iShares® (exchange-traded funds), and other pooled investment vehicles. BlackRock also offers risk management, advisory and enterprise investment system services to a broad base of institutional investors through BlackRock Solutions®. Headquartered in New York City, as of December 31, 2023, the firm had approximately 19,800 employees in more than 30 countries who serve clients in over 100 countries across the globe, providing a broad range of investment management and technology services to institutional and retail clients worldwide.

The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested approximately $46.9 billion in 929 companies since the Advisor’s inception in 1999, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

Since the beginning of 2011, the Advisor executed across its funds approximately $34.7 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $6.2 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $38.4 billion of leveraged loans to 704 companies since 1999, of which we invested over $6.8 billion in 392 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2023, our investment portfolio of $1,554.9 million (at fair value) consisted of 142 portfolio companies and was invested 89.3% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.0% in senior secured loans, 3.3% in senior secured notes and 10.7% in equity investments. Our average portfolio company investment at fair value was approximately $11.0 million. Our largest portfolio company investment by value was approximately 6.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 19.8% of our portfolio at December 31, 2023.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2023.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $22.8 billion in committed capital as of December 31, 2023 (approximately 8.4% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of five voting members. In total, the Investment Committee consists of approximately 55 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Philip M. Tseng, Rajneesh Vig, Jason Mehring, Rob DiPaolo and Dan Worrell. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2023, debt investments in four portfolio companies were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Investment Management Agreement

The Company has entered into an investment management agreement with the Advisor, under which the Advisor, subject to the overall supervision of our Board of Directors, manages the day-to-day operations and provides investment advisory services to the Company. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. Prior to August 1, 2018, SVCP was regulated as a BDC and was also party to an investment management agreement with the Advisor. On January 29, 2018, SVCP amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert its then existing incentive compensation structure from a profit allocation and distribution to its general partner into a fee payable to the Advisor pursuant to such investment management agreement. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company. Accordingly, prior to January 1, 2018, incentive compensation was allocated to SVCP’s general partner as a distribution. Our Board of Directors held in-person meetings on October 26, 2023, in order to consider and reapprove our investment management agreement.

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

Board and stockholder approval of the investment management agreement

Our Board of Directors held in-person meetings on October 26, 2023, in order to consider and reapprove our investment management agreement. In its consideration of the investment management agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

The Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II, and contains an accordion feature which allows for expansion of the facility up to $250.0 million subject to consent from the lender and other customary conditions. Borrowings under Funding Facility II bear interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility.

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

The SBIC is able to issue up to $160.0 million in debt under the SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $87.5 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2023. Debt issued under the SBA Debentures is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2023, we were in full compliance with such covenants.

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

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, high interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

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

In particular, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. In addition, the ongoing conflict between Israel and Palestine may cause exacerbated volatility and disruptions to both the domestic and global economy, spawn additional conflicts, result in possible sanctions and countersanctions, and trigger retaliatory cyberattacks. Any of the above factors, as well as other governmental actions, could have an adverse impact on macroeconomic factors that affect the Company and our portfolio companies' businesses, financial conditions, cashflows, and operations. We cannot predict the nature, magnitude and duration of the hostilities stemming from these conflicts. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

The impact of the events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

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

In response to elevated inflationary pressures, central banks such as the Federal Reserve Bank have raised interest rates in recent years. It is not currently clear whether interest rates will continue to rise and there is a risk of the economy entering a recession.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation recently increased to its highest level in decades, and the Federal Reserve has raised the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

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

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage, due to higher inflation that is still cooling or that may increase again. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Similarly, on May 1, 2023 the FDIC announced that the CDFPI had closed First Republic Bank, the FDIC had seized its assets and JP Morgan Chase had agreed to purchase First Republic’s assets at auction. We cannot assure you of the response of any government or regulator to such developments, and any response may not be as favorable to industry participants as the measures currently being pursued. The collapse of SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, including business development companies such as us, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Advisor.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

Pursuant to Rule 2a-5 under the 1940 Act, the Company's Board of Directors designated the Advisor as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations (see Note 2 to the Company’s consolidated financial statements for further information). As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been, effectuated through executive order. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

Uncertainty regarding the implementation of the EU and UK's Trade and Cooperation Agreement could negatively impact our business, financial condition and earnings.

The EU and UK's Trade and Cooperation Agreement ("UK/EU Trade Agreement") was implemented starting on May 1, 2021 and set out the economic and legal framework for trade between the United Kingdom and the EU after the United Kingdom's 2020 withdrawal from the EU. As the UK/EU Trade Agreement is still a fairly new legal framework, the continuing implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate ("LIBOR"), EURIBOR, Secured Overnight Financing Rate ("SOFR"), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. To curb inflation, the Federal Reserve raised interest rates 1.00% in aggregate over the course of 2023, increasing the cost of borrowed funds for the Company and the underlying portfolio companies we are investing in. In December 2023, the Federal Reserve voted to pause interest rate hikes. Federal Reserve officials indicated that interest rate reductions may be warranted in 2024. There is no guarantee that the Federal Reserve will reduce rates in 2024, especially if inflation increases again.

If the Federal Reserve resumes increases to interest rates, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. Our Company and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct investments or for investments through private secondary market transactions or other secondary transactions.

The Advisor’s liability is limited under the investment management agreement, and we are required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

The Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Advisor’s advice or recommendations. Pursuant to the investment management agreement, the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment management agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility and Funding Facility II, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences. As of February 29, 2024, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control.

Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under the Credit Agreements which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments under the Credit Agreements.

The Operating Facility also has certain “key man” provisions. For example, it is an event of default if the Advisor is controlled by any person or group other than (i) a wholly-owned subsidiary of BlackRock, Inc. or (ii) any two of listed individuals (or any replacement manager or individual reasonably acceptable to the administrative agent and approved by the required lenders), provided that if the Advisor is no longer under the control of at least two of such four individuals (or their previously approved replacements) through an event resulting in the death or disability of such individuals, the Advisor has 60 calendar days to replace such individuals with other managers or individuals reasonably acceptable to the administrative agent and approved by the required lenders, provided further that a default (but not an event of default) shall be deemed to exist during such period.

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP, and the Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II. Any inability to renew, extend or replace the Operating Facility and/or Funding Facility II could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP. Borrowings under the Operating Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments, subject to certain limitations. Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II. Borrowings under the Funding Facility II generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%, subject to certain funding requirements, plus an administrative fee of 0.15% per annum. We do not currently know whether we will renew, extend or replace the Operating Facility and Funding Facility II upon their maturities or whether we will be able to do so on terms that are as favorable as the Operating Facility and Funding Facility II. In addition, we will be required to liquidate assets to repay amounts due under the Operating Facility and Funding Facility II if we do not renew, extend or replace the Operating Facility and Funding Facility II prior to their respective maturities.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2023, the SBIC had $150.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. As of December 31, 2023, the Company is not aware of any contingent liabilities.

Incurring additional indebtedness could increase the risk in investing in shares of our common stock.

As a BDC regulated under the 1940 Act, we are generally required to maintain a certain asset coverage for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock).

Following receipt of the necessary stockholder and Board approvals, effective February 9, 2019, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the "SBCAA") (i.e., from a 1:1 debt to equity ratio to a 2:1 debt to equity ratio). Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in shares of our common stock may increase.

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

We have indebtedness outstanding pursuant to the Leverage Program and expect, in the future, to borrow additional amounts under the Operating Facility and Funding Facility II and may increase the size of the Operating Facility and Funding Facility II or enter into other borrowing arrangements.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2023, which represented borrowings equal to 58.2% of our total assets. On such date, we also had $1,698.8 million in total assets; $1,554.9 million in total investments; an average cost of funds of 4.29% based on contractual terms at December 31, 2023; $988.6 million aggregate principal amount of debt outstanding; and $687.6 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2023 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 4.29% by the $988.6 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2023 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Stockholders	(29)%	(17)%	(6)%	5%	16%

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

Issues Relating to the Valuation of Assets. While securities and other property held by the Company generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Advisor as Valuation Designee under the supervision of our Board of Directors. Moreover, a significant portion of the assets in which the Company may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Advisor as Valuation Designee under the supervision of our Board of Directors.

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

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material non-public information, BlackRock maintains a list of restricted securities with respect to which it has access to material non-public information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material nonpublic information about a portfolio company which is an investment of a Client Account, the Company may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Company. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Company may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material non-public information with respect to one or more remaining positions held by the Client Account.

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

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Company, that may themselves represent appropriate investment opportunities for the Company, or that may compete with the Company for investment opportunities. Furthermore, the Advisor generally exercises its discretion to recommend to the Company or to an investment thereof that it contracts for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Company, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Advisor may refrain from making all or a portion of any investment or a disposition on behalf of the Company, which may materially adversely affect the performance of the Company. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to such Company or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Company or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Company or one or more Client Accounts. The Advisor expects to be subject to a potential conflict of interest in making such recommendations, in that Advisor has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Company or its investments.

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

We are dependent upon senior management personnel of the Advisor for our future success; if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs. In addition, in connection with the acquisition of the Advisor by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. While currently no member of the Advisor's investment team that received such bonuses has informed the Advisor of an intent to leave, the loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Company if the Advisor were unable to replace such persons in a timely manner.

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

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, under the Code we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

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

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our Board of Directors. The Valuation Designee determines the value of our investments in accordance with such valuation policy. In connection with such determination, the Valuation Designee utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Valuation Designee retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Designee takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher market price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower market price for their securities than the value of our investments might warrant.

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

Certain of the loans we make are prepayable at any time, some of them at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for the Company in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

Our investments in the software, internet software & services, and IT services and internet & catalog retail sectors are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.

General risks of companies in the Software, Internet & Catalog Retail, and IT Services sectors include intellectual property infringement liability issues, the inability to protect Internet software and other propriety technology, extensive competition and limited barriers to entry. Generally, the market for Internet software and services is categorized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the Internet software and services sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the Internet software and services relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, an Internet software and services company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company’s failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If an internet software and services company in which we invest is unable to navigate these risks, our performance may be adversely affected.

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

Our investments in non-U.S. portfolio companies and securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments, although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange or, if they have listed securities, they have a market capitalization of less than $250 million. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends.

We may invest in “covenant-lite” loans, which could have limited investor protections, and expose us to different and increased risks.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack, or possess fewer, financial covenants that protect lenders. Covenant-lite agreements feature incurrence covenants, as opposed to more restrictive maintenance covenants. Under a maintenance covenant, the borrower would need to meet regular, specific financial tests, while under an incurrence covenant, the borrower only would be required to comply with the financial tests at the time it takes certain actions (e.g., issuing additional debt, paying a dividend, making an acquisition). A covenant-lite obligation contains fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Furthermore, in the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default. As a result, our exposure to losses from these loans may be increased.

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

Any person that is an affiliate of ours for purposes of the 1940 Act generally is prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to us, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order.

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

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange in which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. For example, the listing standards of the national securities exchanges require us to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2023, approximately $309.3 million, or approximately 18.3%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. Since we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of our Credit Facility, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may experience cybersecurity incidents and are subject to cybersecurity risks.

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

Cybersecurity failures or breaches by the Advisor, any sub-adviser(s) and other third-party service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, such plans and systems could prove to be inadequate, and, if compromised, could become inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our third-party service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

We are subject to the cybersecurity risks of our Service Providers, which could negatively impact the Company and its shareholders.

The Company relies on the information and technology systems of the custodian, the Advisor, and the Company’s other service providers and counterparties (the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Company.

The Company and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Company assets), interference with the Company’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Company or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Company assets and transactions, shareholder ownership of Company shares, and other data integral to the functioning of the Company inaccessible, inaccurate or incomplete. The Company may incur substantial costs in order to resolve or prevent cyber incidents.

The Advisor, an indirect subsidiary of BlackRock, is responsible for the overall management of the Company. The Advisor relies on BlackRock’s enterprise risk management framework for the Company’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls and takes protective measures involving significant expense to prevent and address potential data breaches, inadvertent disclosures and sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Company cannot control the cybersecurity plans and systems of its Service Providers. The Company and its shareholders could be negatively impacted as a result.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a pandemic, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Shares of closed-end investment companies, including BDCs, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval.

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

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval. We received authority from our stockholders at our 2013 annual meeting to issue warrants, options or other rights to subscribe for, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures. This authorization has no expiration date.

In addition, we may also issue shares of common stock in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service, and we may also issue subscription rights exercisable for shares of common stock at a price below net asset value per share in accordance with the requirements of the 1940 Act. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Such effects may be material, and we undertake to describe material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If we were to sell our common stock at prices below net asset value for a sustained period of time, such sales may result in an increased risk of our common stock trading at a discount to its net asset value.

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

Risks related to the Proposed Merger

Sales of shares of our common stock after the completion of the Merger may cause the market price of our' common stock to decline.

At the Effective Time, each share of the BCIC common stock, issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares. For illustrative purposes, based on December 31, 2023 NAVs, we would issue approximately 0.3658 shares of our common stock for each share of BCIC common stock outstanding, resulting in pro forma ownership of 68.5% for our current stockholders and 31.5% for current BCIC stockholders (the actual NAV per share of the Company and BCIC used for calculation of the Exchange Ratio and resulting ownership percentages for the Company’s and BCIC’s Stockholders will be determined on the Determination Date). Former BCIC stockholders may be required to or decide to sell the shares of our common stock that they receive pursuant to the Merger Agreement. In addition, our stockholders may decide not to hold their shares of our common stock after completion of the Merger. In each case, such sales of our common stock could have the effect of depressing the trading price for our common stock and may take place promptly following the completion of the Merger. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

Our stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Merger unless they hold a comparable or greater percentage ownership in BCIC as they do in the Company prior to the Merger. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of the Company. In addition, prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, we may issue additional shares of our common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the further integration of BCIC’s investment portfolio with our investment portfolio and the integration of BCIC’s business with our business. There can be no assurance that BCIC’s investment portfolio or business can be operated profitably going forward or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of BCIC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain synergies and cost savings from the Merger when the BCIC’s portfolio has been fully integrated. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and BCIC’s operations in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or if we are not able to successfully combine BCIC’s investment portfolio or business with its operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The opinion of the financial advisor to the TCPC Special Committee delivered to our Special Committee and our Board prior to the signing of the Merger Agreement did not reflect changes in circumstances since the date of such opinions.

The opinion of Houlihan Lokey, the financial advisor to our Special Committee, was delivered to the our Special Committee and our Board on September 5, 2023, and was dated September 5, 2023. The opinion of KBW, the financial advisor to the BCIC Special Committee, was delivered to the BCIC Special Committee and the BCIC Board on September 5, 2023, and was dated September 5, 2023. Changes in our operations and prospects, general market and economic conditions and other factors that were beyond our control may have significantly altered the Company’s respective value or the respective price of shares of our common stock by the time the Merger is completed. The opinions do not speak as of the time the Merger will be completed or as of any date other than the date of such opinions.

If the Merger does not close for any reason (whether due to failure to obtain required our Stockholder or BCIC Stockholder Approval or failure of either the Company or BCIC to satisfy certain closing conditions), we will not benefit from the expenses incurred in pursuit of the Merger.

The Merger is subject to closing conditions, including certain approvals of our Stockholders and BCIC Stockholders that, if not satisfied, will prevent the Merger from being completed. If the Merger does not close, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•
Our businesses may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger
•
The market prices of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed;
•
We may not be able to find a third-party willing to consummate a transaction on the same or superior terms and any such transaction may not result in benefits comparable to those anticipated in connection with the Merger; and
•
We may have incurred expenses in connection with the Merger in excess of the amount subject to payment, offset or reimbursement by the Advisor, as applicable, without realizing any of the benefits of completing the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit TCPC’s and BCIC’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of TCPC or BCIC. These provisions, which are typical for transactions of this type, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of TCPC or BCIC from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger or might result in a potential competing acquirer proposing to pay a lower per share price to acquire TCPC or BCIC than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including our Stockholder and BCIC Stockholder Approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to the business and operations of the Company.

The Merger is subject to closing conditions, including certain approvals of our stockholders and BCIC stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that BCIC stockholders adopt the Merger Agreement and approve the BCIC Merger Proposal may not be waived under applicable law and must be satisfied for the Merger to be completed. If BCIC stockholders do not adopt the Merger Agreement and approve the Merger and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our businesses and operations. In addition, the closing condition that our stockholders approve the issuance of additional shares of our common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Merger to be completed. If our stockholders do not approve the Company’s Stock Issuance Proposal and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our businesses and operations. In addition to the required approvals of our Stockholders and BCIC Stockholders, the Merger is subject to a number of other conditions beyond the control of the Company that may prevent, delay or otherwise materially adversely affect completion of the Merger. We cannot predict whether and when these other conditions will be satisfied.

The Company and BCIC may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting our Stockholder or BCIC Stockholder Approval, as applicable.

Certain conditions to our and BCIC’s respective obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by mutual agreement. In the event that any such waiver does not require resolicitation of stockholders, the Company and BCIC will each have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of our stockholders and BCIC stockholders, however, cannot be waived.

We will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on the Company and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that each might otherwise consider to be in its best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Merger.

The market price of our common stock after the Merger may be affected by factors different from those affecting our common stock or BCIC common stock currently.

Our business and BCIC’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations and the trading price of each of the Company and BCIC, such as a larger stockholder base, a different portfolio composition and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Merger.

Our stockholders do not have appraisal rights in connection with the Merger.

Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. Under Delaware law, stockholders of our common stock will not have rights to an appraisal of the fair value of their shares in connection with the Merger.

Any litigation filed against us in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.

From time to time, we may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on each of our liquidity and financial condition or could prevent the Merger from being completed.

The Merger may trigger certain “change of control” provisions and other restrictions in contracts of TCPC or its respective affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of the Company or our respective affiliates may require by their terms the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreement because the Merger or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing us from operating a material part of BCIC’s business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of the Company. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

As a result of the Merger, holders of BCIC’s outstanding 2025 Private Placement Notes will be able to redeem their notes prior to maturity; any replacement debt may be more expensive and any inability of the combined company to replace any redeemed BCIC 2025 Private Placement Notes after Closing could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

BCIC maintains $92.0 million of aggregate principal amount outstanding on its 2025 Private Placement Notes which mature on December 9, 2025, unless previously repaid or redeemed in accordance with their terms (the “BCIC 2025 Private Placement Notes”). As a result of the Merger and unless the terms of the 2025 Private Placement Notes are otherwise amended, holders of the BCIC 2025 Private Placement Notes will be able to redeem their notes prior to maturity. There can be no assurance that the combined company will be able to replace any redeemed BCIC 2025 Private Placement Notes on terms that are favorable, if at all. Our ability to replace any redeemed BCIC 2025 Private Placement Notes will be constrained by then-current economic conditions affecting the credit markets and any replacement notes may be more expensive than the 2025 Private Placement Notes. In the event that we are not able to replace any BCIC 2025 Private Placement Notes redeemed as a result of the Merger, our liquidity and ability to fund new investments may be adversely affected.

The Merger may not be treated as a tax-free reorganization under Section 368(a) of the Code.

We intend that the Merger will qualify as a tax-free reorganization under Section 368(a) of the Code. If the IRS or a court determines that the Merger should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a stockholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of BCIC common stock for our common stock in the Merger.

We are expected to be subject to an annual limitation on our use of BCIC’s capital loss carryforwards (and certain unrecognized built-in losses).

BCIC has capital loss carryforwards (and unrealized built-in losses) for U.S. federal income tax purposes. Subject to certain limitations, capital loss carryforwards and recognized built-in losses may be used to offset future recognized capital gains. Section 382 of the Code imposes an annual limitation on the ability of a corporation, including a RIC, that undergoes an “ownership change” to use its capital loss carryforwards and unrealized built-in losses. The Merger is expected to result in an ownership change of BCIC for Section 382 purposes. Such a limitation may, for any given year, have the effect of potentially increasing the amount of our U.S. federal net capital gains for such year and, hence, the amount of capital gains dividends we would need to distribute to remain a RIC and to avoid U.S. income and excise tax liability, as compared to what the net capital gains would be with full use of such losses.

The combined company may incur adverse tax consequences if either BCIC or TCPC has failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.

Both the Company and BCIC have operated in a manner that it believes has allowed it to qualify as a RIC for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to the Company) following the Merger. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If BCIC or the Company has failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company is externally managed by the Advisor and has no employees or internal information systems. Thus, the Company relies on the Advisor, BlackRock, Inc. (“BlackRock”) as well as the custodian and other service providers to protect the Company's information from cybersecurity threats. The Company’s chief compliance officer (the “CCO”) oversees the Company's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board of Directors. The CCO and the Advisor also review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems, which have the potential to subject the Company to information technology vulnerabilities, and receive reports from the Company’s service providers regarding any cybersecurity threats and incidents.

Specifically, the Company relies on the enterprise risk management (“ERM”) framework of BlackRock, Inc. (“BlackRock”) for the Company’s cybersecurity risk management and strategy. The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding BlackRock’s cybersecurity program. Key aspects of the ERM framework are summarized below.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s Board of Directors (BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
•
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
•
Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
•
Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.
•
Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
•
Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2023, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding BlackRock’s cybersecurity program. The CCO delivers quarterly reports to the Board of Directors of the Company. Team members who support the Company’s information security program have relevant educational and industry experience.

At the BlackRock parent level, BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. The Risk Committee assists the Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. The Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. The Board and the Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of the Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2023, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

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

Item 3. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other Defendants, and attorneys’ fees and costs from all Defendants. the Company, the affiliated funds and the Advisor intend to vigorously defend against these claims. At this time, however, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result. On November 6, 2023, the Company, the affiliated funds, and the Advisor, and certain other Defendants filed motions to dismiss the lawsuit, which was fully briefed on February 12, 2024 and is scheduled to be argued in court on March 6, 2024.

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2023 and 2022. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37
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

As of February 28, 2024, we had approximately 37,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 15 stockholders of record. On February 28, 2024, the last reported sales price of our common stock was $11.16 per share.

The table below sets forth each class of our outstanding securities as of February 29, 2024.

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726
November 2, 2023	December 15, 2023	December 29, 2023	Regular	0.34	19,640,870
November 2, 2023	December 15, 2023	December 29, 2023	Special	0.25	14,441,816
				$1.69	$97,626,676

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
November 3, 2022	December 16, 2022	December 30, 2022	Regular	0.32	18,485,525
December 15, 2022	December 29, 2022	January 12, 2023	Special	0.05	2,888,363
				$1.27	$73,364,425

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
435%
415%
395%
375%
355%
335%
315%
295%
275%
255%
235%
215%
195%
175%
155%
135%
115%
95%
75%
4/5/2012
8/24/2012
1/11/2013
5/31/2013
10/18/2013
3/7/2014
7/25/2014
12/12/2014
5/1/2015
9/18/2015
2/5/2016
6/24/2016
11/11/2016
3/31/2017
8/18/2017
1/5/2018
5/25/2018
10/12/2018
3/1/2019
7/19/2019
12/6/2019
4/24/2020
9/11/2020
1/29/21
6/18/21
11/05/21
3/25/22
8/12/22
12/30/22
5/19/23
10/06/23

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

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	—	(1)
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(4)
Base Management Fees	3.18%	(5)
Incentive Compensation Payable Under the Investment Management Agreement	2.13%	(6)
Interest Payments on Borrowed Funds	6.22%	(7)
Other Expenses	0.99%	(8)
Total Annual Expenses	12.52%
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
(4)
The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $747.8 million for the year ended December 31, 2023.
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

(7)
“Interest Payments on Borrowed Funds” represents interest and fees estimated to be accrued on the Operating Facility and Funding Facility II and amortization of debt issuance costs, and assumes the Operating Facility and Funding Facility II are fully drawn (subject to asset coverage limitations under the 1940 Act) and that the interest rate on the debt issued (i) under the Operating Facility is the rate in effect as of December 31, 2023, which was 7.46% and (ii) under the Funding Facility II is the rate which would have been approximately 7.53% as of December 31, 2023. “Interest Payments on Borrowed Funds” additionally represents interest and fees estimated to be accrued on our $250.0 million in aggregate principal amount of notes due 2024, which bear interest at an annual rate of 3.900%, payable semi-annually, our $325.0 million in aggregate principal amount of notes due 2026, which bear interest at an annual rate of 2.850%, payable semi-annually and our $160.0 million of committed leverage from the SBA, which SBA debentures, once drawn, bear an interim interest rate of LIBOR plus 30 basis points, are non-recourse and may be prepaid at any time without penalty, and assumes that the committed leverage from the SBA is fully drawn. When we borrow money or issue preferred stock, all of our interest and preferred stock dividend payments are indirectly borne by our common stockholders.
(8)
“Other Expenses” includes our estimated overhead expenses, including expenses of our Advisor reimbursable under the investment management agreement and of the Administrator reimbursable under the administration agreement except for certain administration overhead costs which are not currently contemplated to be charged to us. Such expense estimate, other than the Administrator expenses, is based on actual other expenses for the year ended December 31, 2023.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(1)	$124	$306	$468	$803
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(2)	$124	$306	$468	$803
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

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

On September 6, 2023, the Company entered into the Merger Agreement with BCIC, Merger Sub, and, solely for the limited purposes set forth therein, BCIA and the Advisor. On January 10, 2024, the Merger Agreement was amended and restarted. See “Note 12 – Proposed Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2023, 81.7% of our total assets were invested in qualifying assets.

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

As of December 31, 2023, 0.0% of our investments were categorized as Level 1, 3.0% were categorized as Level 2, 96.9% were Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the year ended December 31, 2023, we invested approximately $226.1 million, comprised of new investments in 19 new and 9 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $219.6 million, or 97.1% of total acquisitions, were in senior secured loans, and $2.2 million, or 1.0% of total acquisitions, were in senior secured notes, The remaining $4.3 million (1.9% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $218.7 million in proceeds from sales or repayments of investments during the year ended December 31, 2023.

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

At December 31, 2023, our investment portfolio of $1,554.9 million (at fair value) consisted of 142 portfolio companies and was invested 89.3% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.0% in senior secured loans, 3.3% in senior secured notes and 10.7% in equity investments. Our average portfolio company investment at fair value was approximately $11.0 million. Our largest portfolio company investment by value was approximately 6.6% of our portfolio and our five largest portfolio company investments by value comprised approximately 19.8% of our portfolio at December 31, 2023.

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

The industry composition of our portfolio at fair value at December 31, 2023 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.7%
Diversified Financial Services	12.5%
Diversified Consumer Services	10.7%
Software	9.1%
Professional Services	5.6%
Health Care Technology	4.7%
Hotels, Restaurants and Leisure	3.6%
Capital Markets	3.1%
IT Services	2.9%
Media	2.9%
Automobiles	2.9%
Healthcare Providers and Services	2.6%
Road and Rail	2.6%
Textiles, Apparel and Luxury Goods	2.5%
Construction and Engineering	2.1%
Technology Hardware, Storage & Peripherals	2.0%
Paper and Forest Products	1.9%
Specialty Retail	1.6%
Pharmaceuticals	1.3%
Insurance	1.3%
Consumer Finance	1.2%
Machinery	0.9%
Diversified Telecommunication Services	0.9%
Other	6.4%
Total	100.0%

The weighted average effective yield of our debt portfolio was 14.1% at December 31, 2023 and 12.7% at December 31, 2022. The weighted average effective yield of our total portfolio was 13.3% at December 31, 2023 and 11.9% at December 31, 2022. At December 31, 2023, 95.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 4.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.0% at December 31, 2023. Debt investments in four portfolio companies were on non-accrual status as of December 31, 2023, representing 2.0% of the portfolio at fair value and 3.7% at cost. At December 31, 2022, 93.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate, and 6.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.9% at December 31, 2022. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2022, representing 2.0% of the portfolio at fair value and 4.2% at cost.

Results of operations

Investment income

Investment income totaled $209.3 million, $181.0 million and $165.1 million, respectively, for the years ended December 31, 2023, 2022 and 2021, of which $205.1 million, $172.8 million and $155.7 million were attributable to interest and fees on our debt investments, $3.8 million, $7.2 million and $7.8 million to dividend income and $0.4 million, $1.0 million and $1.6 million to other income, respectively. Included in interest and fees on our debt investments were $1.8 million, $8.3 million and $7.0 million of non-recurring income related to prepayments and $0.9 million, $0.5 million and $0.0 million in amendment fees for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in investment income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily reflects an increase in interest income due to the rise in LIBOR/SOFR rates, partially offset by the lower dividend income and other income received during the year ended December 31, 2023. The increase in investment income for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflects an increase in interest income due to the rise in LIBOR/SOFR rates, partially offset by the lower other income received during the year ended December 31, 2022.

Expenses

Total operating expenses for the years ended December 31, 2023, 2022 and 2021 were $102.5 million, $92.6 million and $92.6 million, respectively, comprised of $47.8 million, $39.4 million and $41.0 million in interest expense and related fees, $24.0 million, $26.2 million and $25.7 million in base management fees, $22.6 million, $18.8 million and $17.7 million in incentive fee expense, $2.2 million, $1.8 million and $1.7 million in professional fees, $1.5 million, $1.8 million and $1.9 million in administrative expenses and $4.4 million, $4.6 million and $4.6 million in other expenses, respectively. The increase in operating expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflects an increase in interest expense due to the rise in LIBOR/SOFR rates and an increase in incentive fee expense, partially offset by the lower management fees during the year ended December 31, 2023. The expenses in the year ended December 31, 2022 were in line with the year ended December 31, 2021.

Net investment income

Net investment income was $106.6 million, $88.4 million and $72.5 million, respectively, for the years ended December 31, 2023, 2022 and 2021. The increase in net investment income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the year ended December 31, 2023. The increase in net investment income for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily reflects the increase in total investment income in the year ended December 31, 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2023, 2022 and 2021 was $(31.6) million, $(18.2) million and $4.3 million, respectively. Net realized losses for the year ended December 31, 2023 was comprised primarily of a $30.7 million loss from reorganization of our investment in Autoalert. Net realized losses for the year ended December 31, 2022 was comprised primarily of a $13.8 million loss from reorganization of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.2 million gain from the exit of our debt investment in CORE Entertainment. Net realized gains for the year ended December 31, 2021 reflect a $8.8 million gain from the dispositon of our One Sky equity position and a $6.5 million gain on the partial sale of our equity investment in Edmentum, partially offset by a $7.1 million loss from the disposition of our debt investment in GlassPoint and a $5.5 million loss from the sale of a portion of our investment in Credit Suisse AG.

For the years ended December 31, 2023, 2022 and 2021, the change in net unrealized appreciation (depreciation) was $(36.4) million, $(79.4) million and $63.2 million, respectively. The change in net unrealized depreciation for the year ended December 31, 2023 primarily reflects a $18.2 million unrealized loss on our investment in Edmentum, a $12.3 million unrealized loss on our investment in Thras.io, a $9.3 million unrealized loss on our investment in Hylan, a $8.6 million unrealized loss on our investment in Magenta Buyer, a $6.3 million unrealized loss on our investment in Astra, a $6.0 million unrealized loss on our investment in 36th Street Capital, a $5.5 million unrealized loss on our investment in Khoros, a $4.8 million unrealized loss on our investment in Perch, offset by a $36.2 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2022 primarily reflects $34.3 million in unrealized losses from Autoalert, $14.9 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $11.1 million of unrealized losses on Edmentum, as well as unrealized losses across the portfolio from widening market spreads, offset by $20.9 million in unrealized gains on our investment in 36th Street Capital, $13.9 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl and $12.3 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2021 was primarily driven by $45.0 million in unrealized gains on our investment in Edmentum, $9.8 million in unrealized gains on CORE Entertainment, $6.8 million in unrealized gains on our investment in Razor and a $7.0 million reversal of previously recognized unrealized losses from the sale of Credit Suisse AG, partially offset by a $11.1 million reversal of previously recognized unrealized gains on One Sky and $9.1 million in reversal of previously recognized unrealized gains on Amteck.

Incentive compensation

Incentive fees, included in operating expenses for the years ended December 31, 2023, 2022 and 2021 were $22.6 million, $18.8 million and $17.7 million, and were payable due to our performance exceeding the cumulative total return threshold. Because our incentive compensation is computed on a cumulative basis, the incentive compensation for any period may include amounts not earned in prior periods (due to our cumulative total return falling below the total return hurdle in such period), but subsequently earned when our cumulative total return again exceeds the total return hurdle (such amount, a “Catchup Amount”). Due to portfolio volatility related to the market impact of COVID-19, $3.9 million of incentive fees related to net investment income for the first quarter of 2020 were deferred (the “First Quarter 2020 Catchup Amount”) and subsequently earned when our performance again exceeded the cumulative total return hurdle during the second quarter of 2020. However, rather than receiving all incentive compensation earned as of June 30, 2020, the Advisor voluntarily deferred 5/6 of the First Quarter Catchup Amount to subsequent quarters such that 1/6 of the First Quarter Catchup Amount would be paid in each subsequent quarter to the extent that the Company’s cumulative performance exceeds the cumulative total return hurdle in such quarter. Accordingly, incentive fees for the year ended December 31, 2021 included $1.9 million (3/6) of the First Quarter 2020 Catchup Amount.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2023, an excise tax expense of $0.2 million was recorded, based on the amount of tax-basis ordinary income for the years ended December 31, 2023 and 2022. No excise tax was incurred for the years ended December 31, 2022 and 2021.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $38.5 million, $(9.2) million and $133.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The higher net increase in net assets resulting from operations during the year ended December 31, 2023 was primarily due to the higher net investment income and the lower realized and unrealized losses compared to the year ended December 31, 2022. The lower net increase in net assets resulting from operations during the year ended December 31, 2022 was primarily due to the higher realized and unrealized losses compared to the net realized and unrealized gains, partially offset by higher net investment income compared to the year ended December 31, 2021.

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

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 26, 2023, to be in effect through the earlier of two trading days after our fourth quarter 2023 earnings release, unless further extended or terminated by our Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the years ended December 31, 2023 and 2022.

Total leverage outstanding and available under the combined Leverage Program at December 31, 2023 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+2.00%	(2)	$163,168,808	$136,831,192	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,596,009	—	249,596,009
2026 Notes ($325 million par)	2026	2.850%		325,791,013	—	325,791,013
Total leverage				988,555,830	$246,831,192	$1,235,387,022
Unamortized issuance costs				(3,355,221)
Debt, net of unamortized issuance costs				$985,200,609

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2023, $155.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.11%. $8.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the stockholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2023, the Company’s asset coverage ratio was 164%.

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

Net cash provided by operating activities during the year ended December 31, 2023 was $92.5 million, consisting primarily of $90.5 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $2.0 million.

Net cash used by financing activities was $62.6 million during the year ended December 31, 2023, consisting primarily of $100.5 million in dividends paid to common shareholders and $1.4 million in debt issuance cost, offset by $39.3 million in credit facility draws (net of repayments).

At December 31, 2023, we had $112.2 million in cash and cash equivalents.

The Operating Facility and Funding Facility II are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Funding Facility II, and may therefore impact our ability to borrow under the Operating Facility and Funding Facility II. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2023, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the years ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726
November 2, 2023	December 15, 2023	December 29, 2023	Regular	0.34	19,640,870
November 2, 2023	December 15, 2023	December 29, 2023	Special	0.25	14,441,816
				$1.69	$97,626,676

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
November 3, 2022	December 16, 2022	December 30, 2022	Regular	0.32	18,485,525
December 15, 2022	December 29, 2022	January 12, 2023	Special	0.05	2,888,363
				$1.27	$73,364,425

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

Recent Developments

On February 27, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2024 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On February 29, 2024, the Company’s Board of Directors declared a first quarter regular dividend of $0.34 per share payable on March 29, 2024 to stockholders of record as of the close of business on March 14, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2023, 95.6% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 93.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2023 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$34,939,444	$0.60
Up 200 basis points	23,296,963	0.40
Up 100 basis points	11,654,481	0.20
Down 100 basis points	(11,654,481)	(0.20)
Down 200 basis points	(23,296,963)	(0.40)
Down 300 basis points	(34,939,444)	(0.60)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock TCP Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes and consolidating schedules and statements listed in Index Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by Tennenbaum Capital Partners, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $1,507,091,221 as of December 31, 2023.

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

February 29, 2024

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock TCP Capital Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 29, 2024

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,389,865,889 and $1,474,146,428, respectively)	$1,317,691,543	$1,402,764,659
Non-controlled, affiliated investments (cost of $63,188,613 and $37,132,993, respectively)	65,422,375	69,089,697
Controlled investments (cost of $198,335,511 and $158,500,500, respectively)	171,827,192	137,733,285
Total investments (cost of $1,651,390,013 and $1,669,779,921, respectively)	1,554,941,110	1,609,587,641

Cash and cash equivalents	112,241,946	82,435,171
Interest, dividends and fees receivable	25,650,684	20,903,797
Deferred debt issuance costs	3,671,727	3,597,236
Prepaid expenses and other assets	2,266,886	2,826,004
Total assets	1,698,772,353	1,719,349,849

Liabilities
Debt (net of deferred issuance costs of $3,355,221 and $5,056,427, respectively)	985,200,609	944,005,814
Interest and debt related payables	10,407,570	9,260,738
Management fees payable	5,690,105	6,084,202
Incentive fees payable	5,347,711	4,883,575
Payable for investments purchased	960,000	1,937,465
Reimbursements due to the Advisor	844,664	1,498,733
Distributions payable	—	2,888,363
Accrued expenses and other liabilities	2,720,148	2,037,169
Total liabilities	1,011,170,807	972,596,059

Commitments and contingencies (Note 5)

Net assets	$687,601,546	$746,753,790

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 57,767,264 and 57,767,264 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$57,767	$57,767
Paid-in capital in excess of par	967,643,255	967,890,570
Distributable earnings (loss)	(280,099,476)	(221,194,547)
Total net assets	687,601,546	746,753,790
Total liabilities and net assets	$1,698,772,353	$1,719,349,849
Net assets per share	$11.90	$12.93

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$183,528,944	$157,012,042	$143,005,804
Non-controlled, affiliated investments	1,046,044	148,805	127,247
Controlled investments	10,061,227	7,710,565	6,678,789
PIK income:
Non-controlled, non-affiliated investments	9,422,286	7,899,134	5,839,520
Non-controlled, affiliated investments	410,074	—	—
Controlled investments	651,700	—	—
Dividend income:
Non-controlled, non-affiliated investments	1,133,826	1,017,828	1,131,568
Non-controlled, affiliated investments	2,652,918	2,357,066	4,599,288
Controlled investments	—	3,794,889	2,110,976
Other income:
Non-controlled, non-affiliated investments	376,214	881,611	449,021
Non-controlled, affiliated investments	45,650	180,520	1,163,495
Total investment income	209,328,883	181,002,459	165,105,708

Operating expenses
Interest and other debt expenses	47,810,740	39,358,896	40,988,760
Management fees	24,020,766	26,259,584	25,719,938
Incentive fees	22,602,949	18,759,613	17,726,879
Professional fees	2,173,123	1,767,652	1,715,244
Administrative expenses	1,532,284	1,760,905	1,851,420
Director fees	936,819	1,090,654	982,111
Insurance expense	558,020	638,006	615,901
Custody fees	365,107	339,886	325,239
Other operating expenses	2,525,002	2,589,090	2,637,102
Total operating expenses	102,524,810	92,564,286	92,562,594

Net investment income before taxes	106,804,073	88,438,173	72,543,114

Excise tax expense	247,315	—	—
Net investment income	106,556,758	88,438,173	72,543,114

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(31,648,232)	(29,278,589)	(2,257,955)
Non-controlled, affiliated investments	—	11,172,439	6,545,598
Controlled investments	—	(124,801)	—
Net realized gain (loss)	(31,648,232)	(18,230,951)	4,287,643

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(2,036,190)	(72,517,792)	13,083,276
Non-controlled, affiliated investments	(28,656,798)	(27,307,855)	53,937,566
Controlled investments	(5,741,106)	20,393,093	(3,854,536)
Net change in unrealized appreciation (depreciation)	(36,434,094)	(79,432,554)	63,166,306

Net realized and unrealized gain (loss)	(68,082,326)	(97,663,505)	67,453,949

Realized loss on extinguishment of debt	—	—	(6,206,289)

Net increase (decrease) in net assets resulting from operations	$38,474,432	$(9,225,332)	$133,790,774

Basic and diluted earnings (loss) per share	$0.67	$(0.16)	$2.32

Basic and diluted weighted average common shares outstanding	57,767,264	57,767,264	57,767,264

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)		Total Net Assets
Balance at December 31, 2020	57,767,264	$57,767	$979,973,202	$(215,044,391)		$764,986,578

Net investment income	—	—	—	72,543,114		72,543,114
Net realized and unrealized gain (loss)	—	—	—	67,453,949		67,453,949
Dividends paid to shareholders	—	—	—	(69,320,716)	(1)	(69,320,716)
Realized loss on extinguishment of debt	—	—	—	(6,206,289)		(6,206,289)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(13,563,291)	13,563,291		—
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)		$829,456,636

Cumulative effect adjustment for the adoption of ASU 2020-06 (2)	—	—	(3,309,596)	3,196,507		(113,089)
Net investment income	—	—	—	88,438,173		88,438,173
Net realized and unrealized gain (loss)	—	—	—	(97,663,505)		(97,663,505)
Dividends paid to shareholders	—	—	—	(73,364,425)		(73,364,425)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	4,790,255	(4,790,255)		—
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)		$746,753,790

Net investment income	—	—	—	106,556,758		106,556,758
Net realized and unrealized gain (loss)	—	—	—	(68,082,326)		(68,082,326)
Dividends paid to shareholders	—	—	—	(97,626,676)		(97,626,676)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(247,315)	247,315		—
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)		$687,601,546
(1)
Dividends paid to shareholders include a tax return of capital of $13,563,291 for the year ended December 31, 2021.
(2)
See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$38,474,432	$(9,225,332)	$133,790,774
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	31,648,232	18,230,951	(3,647,643)
Realized loss on extinguishment of debt	—	—	6,206,289
Change in net unrealized (appreciation) depreciation of investments	36,256,621	79,727,077	(63,381,925)
Net amortization of investment discounts and premiums	(5,835,136)	(9,558,688)	(9,927,682)
Amortization of original issue discount on debt	214,762	199,265	1,259,127
Interest and dividend income paid in kind	(10,392,996)	(7,899,134)	(6,948,182)
Amortization of deferred debt issuance costs	3,037,427	3,011,599	3,703,342
Changes in assets and liabilities:
Purchases of investments	(215,700,132)	(330,408,650)	(750,152,228)
Proceeds from disposition of investments	218,669,941	481,458,510	622,482,722
Decrease (increase) in interest, dividends and fees receivable	(4,746,887)	(842,693)	(4,489,456)
Decrease (increase) in receivable for investments sold	—	6,024,981	(5,746,244)
Decrease (increase) in prepaid expenses and other assets	559,118	(159,893)	(1,084,791)
Increase (decrease) in payable for investments purchased	(977,465)	(27,056,925)	(4,280,958)
Increase (decrease) in incentive fees payable	464,136	1,141,132	(1,278,351)
Increase (decrease) in interest and debt related payables	1,146,832	(1,602,945)	977,598
Increase (decrease) in reimbursements due to the Advisor	(654,069)	556,639	(402,662)
Increase (decrease) in management fees payable	(394,097)	(219,974)	550,829
Increase (decrease) in accrued expenses and other liabilities	682,979	572,604	(239,483)
Net cash provided by (used in) operating activities	92,453,698	203,948,524	(82,608,924)

Financing activities
Draws on credit facilities	292,695,015	572,601,699	915,466,136
Repayments of credit facility draws	(253,416,188)	(503,191,263)	(905,440,861)
Payments of debt issuance costs	(1,410,711)	—	(4,413,942)
Dividends paid to shareholders	(100,515,039)	(70,476,062)	(69,320,716)
Repayment of convertible notes	—	(140,000,000)	—
Repayment of unsecured notes	—	—	(180,740,000)
Proceeds from issuance of unsecured notes	—	—	326,604,000
Net cash provided by (used in) financing activities	(62,646,923)	(141,065,626)	82,154,617

Net increase (decrease) in cash and cash equivalents (including restricted cash)	29,806,775	62,882,898	(454,307)
Cash and cash equivalents (including restricted cash) at beginning of period	82,435,171	19,552,273	20,006,580
Cash and cash equivalents (including restricted cash) at end of period	$112,241,946	$82,435,171	$19,552,273

Supplemental cash flow information
Interest payments	$42,591,908	$36,920,429	$33,477,920
Excise tax payments	$48,604	$—	$—
Distributions payable	$—	$2,888,363	$—

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$5,954,228	$5,902,287	$5,817,281	0.35%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$662,974	658,294	647,726	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.79%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.13%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40%	14.79%	3/31/2029	$9,256,229	9,256,229	9,256,229	0.55%	F/N
								34,629,441	34,533,867	2.07%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.45%	4/30/2027	$7,063,314	6,974,654	6,554,755	0.39%	N

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.88%	2/7/2025	$21,791,007	21,536,495	21,965,335	1.32%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.89%	2/7/2025	$24,415,870	23,922,187	24,391,455	1.46%	L/N
								45,458,682	46,356,790	2.78%
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/23/2028	$357,969	350,756	352,349	0.02%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	8/23/2028	$248,281	243,106	244,383	0.01%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	ABR	0.75%	5.25%	13.75%	8/23/2027	$19,583	18,469	18,684	—	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	12.79%	8/31/2029	$7,767,802	7,676,913	7,426,019	0.45%	N
								8,289,244	8,041,435	0.48%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2024	$315,185	198,154	—	—	C/H/N
								1,081,667	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$—	(29,212)	(36,515)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$8,825,389	8,648,881	8,604,754	0.51%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$—	(58,423)	(73,029)	—	K/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$2,481,621	2,438,418	2,352,577	0.14%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.18%	11/23/2027	$2,788,293	2,744,082	2,643,302	0.16%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$690,482	679,463	654,577	0.04%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(S)	1.00%	10.00%	15.47%	3/11/2027	$5,237,535	5,086,500	5,232,821	0.31%	B/N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	13.47%	2/22/2026	$4,983,707	4,983,707	4,979,720	0.30%	B/N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$—	(21,388)	(12,565)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.03%	2/1/2030	$816,228	761,052	784,845	0.05%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$5,126,947	4,990,101	5,050,043	0.30%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$214,651	210,049	210,358	0.01%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$9,578	7,913	8,016	—	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$331,201	324,038	324,577	0.02%	N
								30,765,181	30,723,481	1.84%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$7,500,000	$7,346,913	$7,237,500	0.43%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$2,500,000	2,450,322	2,412,500	0.14%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$—	(7,333)	(4,947)	—	K/N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$2,159,767	2,100,379	2,121,323	0.13%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.71%	12/14/2027	$6,852,007	6,732,469	6,714,966	0.41%	N
								18,622,750	18,481,342	1.11%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.04%	12/14/2029	$13,079,848	12,836,393	11,667,224	0.70%	N

Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.11%	6/30/2026	$7,037,045	6,962,201	6,389,637	0.38%	L/N

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$457,642	449,013	453,477	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$—	(631)	(385)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.37%	4/30/2025	$43,330,478	43,409,327	41,632,537	2.50%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$4,818,557	4,818,557	4,659,545	0.28%	H/N
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$—	—	(55,380)	—	H/K/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$18,438,731	18,438,731	18,235,905	1.09%	H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$20,812,783	20,812,783	20,583,842	1.23%	H/N
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.26%	14.61%	12/18/2026	$33,034,714	32,603,849	16,076,839	0.96%	C
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	13.82%	10/15/2025	$19,398,793	19,438,393	13,171,781	0.79%	C/N
								139,970,022	114,758,161	6.88%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$8,082,534	8,071,292	7,952,405	0.48%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$—	(841)	(11,651)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$52,318,937	52,318,937	52,318,937	3.13%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/29/2029	$1,263,739	1,239,642	1,276,376	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$101,227	99,281	102,239	0.01%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.35%	8/31/2028	$—	(1,973)	—	—	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.38%	8/29/2029	$154,375	151,371	155,919	0.01%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$696,464	685,047	682,883	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$193,462	190,274	189,690	0.01%	N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.97%	7/5/2026	$17,633,544	17,441,040	17,280,873	1.04%	N
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.87%	11/20/2030	$1,000,000	960,000	997,500	0.06%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.23%	10/4/2027	$399,109	397,266	393,271	0.02%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.63%	10/4/2027	$—	(94)	(335)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.40%	14.78%	2/11/2025	$43,629,951	43,288,691	42,102,902	2.52%	H/L/N
								124,839,933	123,441,009	7.40%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	14.26%	10/31/2025	$26,345,954	$26,259,652	$13,831,626	0.83%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2024	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2023	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2023	$5,535,517	5,535,517	1,367,273	0.08%	D/F/H/N
								14,224,535	1,468,588	0.09%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$8,086,281	7,990,592	7,932,642	0.48%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$—	(6,114)	(10,346)	—	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.85%	13.23%	3/14/2026	$13,767,771	13,638,522	13,492,416	0.81%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.85%	13.23%	3/14/2026	$—	(4,367)	(12,146)	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$23,802,071	23,478,616	23,159,415	1.39%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$1,050,166	1,029,786	1,002,909	0.06%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.52%	10/2/2028	$5,727,820	5,707,000	5,584,624	0.33%	N
Sandata Technologies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.15%	11.51%	7/23/2024	$860,842	841,342	860,842	0.05%	N
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	—	6.15%	11.50%	7/23/2024	$20,250,000	20,206,261	20,169,000	1.21%	N
Sandata Technologies, LLC	Sr Secured Revolver	SOFR(Q)	—	6.15%	11.52%	7/23/2024	$1,200,000	1,195,468	1,191,000	0.07%	N
								74,077,106	73,370,356	4.40%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.45%	6/28/2028	$4,621,017	4,553,794	3,830,823	0.23%	L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$10,236,675	10,080,420	9,956,190	0.59%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	5/4/2028	$692,838	635,134	584,359	0.04%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(S)	1.00%	9.00%	14.88%	11/13/2028	$27,855,847	27,242,251	26,184,497	1.57%	G/N
								42,511,599	40,555,869	2.43%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.26%	10.61%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.73%	F/N
Mesquite Bidco, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.48%	11/30/2029	$—	(47,562)	(47,562)	—	K/N
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.10%	12.48%	11/30/2029	$26,159,150	25,382,587	25,374,376	1.52%	N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.11%	6/3/2027	$228,588	225,234	225,296	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	11.11%	6/3/2027	$18,519	18,257	18,252	—	H/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(S)	1.00%	7.60%	12.98%	8/7/2028	$—	(32,730)	(23,380)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.97%	8/7/2028	$—	(26,241)	(18,704)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.98%	8/7/2028	$18,093,621	17,616,543	17,767,936	1.07%	N
								55,225,667	55,385,793	3.33%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$1,800,000	$1,769,190	$1,782,000	0.11%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$375,115	367,470	370,601	0.02%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2028	$—	(3,563)	(2,273)	—	K/N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$—	(535,197)	—	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/27/2026	$10,152,275	10,015,937	10,152,275	0.61%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.71%	10/1/2026	$4,784,799	4,733,187	4,540,774	0.27%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	SOFR(M)	1.00%	6.35%	11.70%	10/1/2026	$520,833	514,360	488,958	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.47%	11/1/2028	$2,957,002	2,922,362	2,945,174	0.18%	N
								19,783,746	20,277,509	1.22%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.79%	12/29/2027	$954,643	899,762	888,295	0.05%	N
Syndigo, LLC	Second Lien Term Loan	SOFR(M)	0.75%	8.00%	13.48%	12/14/2028	$12,141,870	12,011,417	11,109,811	0.67%	G/N
								12,911,179	11,998,106	0.72%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	10/31/2025	$930,531	918,376	930,531	0.06%	N
Acquia, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.74%	10/31/2025	$25,299,736	25,087,954	25,299,736	1.52%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.85%	8/22/2027	$5,717,940	5,670,100	5,609,300	0.34%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	14.48%	10/25/2029	$20,715,038	20,393,463	12,429,023	0.75%	G/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(6,180)	(4,180)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$3,000,000	2,920,136	2,948,400	0.18%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(22,430)	(15,170)	—	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$10,875,000	10,585,492	10,687,950	0.64%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	5.76% Cash + 2.50% PIK	13.64%	4/1/2025	$57,683,682	57,621,710	57,452,947	3.45%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,423,038	933,160	3,269,001	0.20%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$—	(1,970)	(2,058)	—	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$916,667	894,416	894,025	0.05%	N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.47%	7/8/2027	$530,257	526,407	530,257	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% cash + 2.50% PIK	12.96%	6/8/2028	$7,749,018	7,627,539	7,520,422	0.45%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$4,196,286	3,854,119	3,252,122	0.20%	G
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.89%	7/27/2029	$20,000,000	19,770,718	8,000,000	0.48%	G
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.13%	2/1/2029	$—	(26,159)	—	—	K/N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.88%	2/1/2029	$9,838,988	9,620,806	9,947,217	0.60%	N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.84%	6/10/2027	$12,171,367	12,078,305	11,209,829	0.67%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.56%	4/6/2027	$32,582,872	32,162,182	31,768,301	1.91%	N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	8.15%	13.56%	4/6/2027	$1,878,109	1,850,684	1,817,680	0.11%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.10%	13.46%	4/2/2027	$9,903,019	9,797,435	9,903,019	0.59%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	12.55%	10/1/2024	$7,500,000	$8,205,097	$8,017,274	0.47%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.36%	8/16/2029	$462,462	454,559	462,092	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.36%	8/16/2028	$—	(580)	(83)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.53%	1/24/2028	$541,794	533,702	536,431	0.03%	H/I/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.58%	12/1/2027	$584,388	576,331	383,359	0.02%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.57%	12/1/2027	$3,629,082	3,577,053	2,380,678	0.14%	N
								235,602,425	215,228,103	12.92%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$—	(903)	—	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$450,000	440,589	456,750	0.03%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$—	(2,003)	(818)	—	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$784,906	765,420	777,057	0.05%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	13.47%	5/28/2029	$15,000,000	14,897,865	14,610,000	0.88%	G/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.35%	12/30/2027	$—	(25,722)	(29,959)	—	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	12/29/2028	$14,796,820	14,395,217	14,382,509	0.86%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.88%	5/13/2030	$—	(2,053)	(540)	—	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.88%	5/13/2030	$900,000	878,238	894,600	0.05%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	12.74%	7/31/2025	$—	—	—	—	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.35%	12.74%	7/31/2025	$14,671,682	14,671,682	14,671,682	0.88%	N
								46,018,330	45,761,281	2.75%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00% cash + 3.50% PIK	14.92%	6/15/2024	$71,413	71,322	68,713	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.00% cash + 3.50% PIK	14.94%	6/15/2024	$142,322	142,142	136,942	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00% cash + 3.50% PIK	14.95%	6/15/2024	$1,959,653	1,956,621	1,885,579	0.11%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.10%	12.48%	5/25/2027	$98,500	95,531	99,214	0.01%	G/J
								2,265,616	2,190,448	0.13%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(16,005)	10,925	—	K/N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(25,480)	—	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$6,489,635	6,287,606	6,619,428	0.40%	N
								6,246,121	6,630,353	0.40%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.28%	8/5/2028	$13,593,271	13,341,301	13,865,137	0.83%	N
								13,341,301	13,865,137	0.83%
Media
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.11%	12.47%	10/19/2026	$14,500,000	14,189,402	11,672,500	0.70%	G
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	14.39%	1/3/2024	$29,509,107	29,369,194	23,666,304	1.42%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.50% PIK	12.89%	12/31/2024	$375,800	372,235	355,131	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.00%	8/23/2026	$10,364,664	10,236,830	9,214,186	0.55%	N
								54,167,661	44,908,121	2.69%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	14.50%	4/12/2024	$1,324,151	1,324,151	1,324,151	0.08%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	10/2/2029	$1,000,000	970,518	975,000	0.06%	N
								2,294,669	2,299,151	0.14%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$20,158,690	19,877,911	19,467,247	1.17%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$107,443	104,030	101,300	0.01%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.56%	12/23/2026	$10,413,534	10,166,872	10,038,647	0.60%	N
								30,148,813	29,607,194	1.78%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	16.57%	9/11/2026	$23,709,677	22,839,598	20,508,871	1.23%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$15,127,466	$15,097,104	$15,127,466	0.91%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$—	(4,975)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	7.75%	6/1/2025	$8,146,376	7,567,314	1,710,739	0.10%	C/N
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.13%	4/26/2030	$7,500,000	7,377,765	6,562,500	0.39%	G/N
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.97%	5/14/2029	$10,000,000	9,937,579	10,000,000	0.60%	G/N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$—	—	(5,760)	—	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.10%	8/18/2028	$66,269	60,824	63,690	—	N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$8,783,644	8,656,913	8,728,775	0.52%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$18,590,587	18,462,713	18,107,231	1.10%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$26,409,413	26,210,523	25,722,768	1.54%	H/L/N
								93,365,760	86,017,409	5.16%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.84%	3/2/2026	$4,666,667	4,666,667	4,634,000	0.28%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.97%	3/21/2027	$8,181,818	8,057,028	8,116,364	0.48%	N
								12,723,695	12,750,364	0.76%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	7.68%	13.18%	4/8/2025	$40,000,000	39,746,666	39,840,000	2.39%	N

Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.79%	12/29/2027	$5,354,918	5,276,269	4,872,975	0.29%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.46%	12/29/2026	$1,422,037	1,241,272	1,166,324	0.07%	G/N
								6,517,541	6,039,299	0.36%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.97%	12/29/2025	$9,958,261	9,867,485	9,878,595	0.59%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.47%	3/11/2027	$25,095,612	24,913,264	25,165,879	1.51%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	4/13/2027	$756,022	746,002	728,107	0.04%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.65% Cash + 3.25% PIK	12.20%	4/13/2027	$13,071,448	12,935,644	12,653,162	0.76%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.14%	4/30/2026	$1,285,939	1,258,628	1,285,940	0.08%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.19%	4/30/2026	$11,299,209	11,115,593	11,412,201	0.68%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$—	(2,132)	(1,526)	—	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$910,256	888,370	894,782	0.05%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$2,916,353	2,887,546	2,842,277	0.17%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$83,334	80,684	76,278	—	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.35%	9/8/2027	$866,891	855,048	854,668	0.05%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$—	(1,995)	—	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$909,091	888,144	910,909	0.05%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	13.15%	1/6/2026	$2,758,041	2,739,098	2,738,734	0.16%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	13.18%	1/6/2026	$5,432,783	5,401,609	5,394,754	0.32%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$—	(1,938)	(2,250)	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$910,052	$892,951	$890,941	0.05%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$270,653	266,496	270,464	0.02%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$209,142	205,823	208,996	0.01%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	PRIME(Q)	0.75%	5.25%	13.75%	7/9/2029	$4,616	3,880	4,583	—	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	3.25% Cash + 3.00% PIK	11.43%	12/17/2027	$4,211,805	4,154,469	4,075,764	0.24%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	11.52%	12/17/2027	$323,333	318,904	312,567	0.02%	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$1,000,000	979,213	985,100	0.06%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$1,649,934	1,629,453	1,641,684	0.10%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$6,153	4,970	5,652	—	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$25,269	24,067	24,767	0.00%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.21%	11/1/2027	$6,398,042	6,288,112	6,392,284	0.39%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$5,438,594	5,402,895	5,315,138	0.32%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$—	(3,460)	(2,318)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$4,679,002	4,623,559	4,628,001	0.28%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.50%	3/31/2027	$10,872,518	10,744,790	10,687,685	0.65%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.51%	3/31/2027	$1,163,276	1,150,316	1,143,500	0.07%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.87%	5/9/2028	$16,706,836	16,454,610	16,636,667	1.01%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	0.065	11.87%	5/9/2028	$—	(23,540)	(6,727)	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2027	$10,073,776	9,928,598	9,993,186	0.60%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2026	$—	(14,030)	(10,048)	—	K/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$17,388	15,674	15,635	—	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$791,143	768,243	768,358	0.05%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(644)	—	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$391,962	385,520	393,922	0.02%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(1,560)	478	—	K/N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$—	(1,967)	(7,259)	—	K/N
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$1,921,454	1,895,963	1,827,303	0.11%	N
								140,664,355	141,028,833	8.46%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	12.10%	8/15/2029	$20,773,018	20,186,136	20,170,600	1.21%	G
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.60%	12.96%	7/2/2026	$4,456,250	4,406,443	4,327,019	0.26%	N
								24,592,579	24,497,619	1.47%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	2/17/2026	$31,114,286	30,738,884	31,612,114	1.90%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$15,555,556	$15,393,224	$15,555,556	0.93%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$—	(17,961)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	12/30/2026	$24,562,500	24,322,997	22,695,750	1.36%	N
								39,698,260	38,251,306	2.29%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	11.86%	9/17/2026	$9,775,000	9,629,432	9,679,205	0.58%	H/N

Total Debt Investments - 202.1% of Net Assets								1,486,675,592	1,389,190,356	83.33%

Equity Securities
Automobiles
AutoAlert, LLC	Common Stock						540,248	9,016,151	9,985,207	0.60%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units					2/7/2030	7,030	645,121	1,438,087	0.09%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock						1,786,785	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock						1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock						982,732	—	—	—	D/E/N
								485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock						364	—	—	—	D/E/H/N/O

Construction & Engineering
Hylan Novellus LLC	Class A Units						117,124	13,817,817	2,827,373	0.17%	B/D/E/N

Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	2,895	—	308,983	0.02%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	11,532	—	1,230,810	0.07%	D/E/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	3,966	—	293,563	0.02%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	295,667	—	—	—	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	516	—	485,055	0.03%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	158	—	687,200	0.04%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units						17,858,122	20,377,566	24,629,566	1.47%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units						17,858,122	13,421,162	24,629,566	1.48%	B/D/E/N
								33,798,728	52,264,743	3.13%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		27,214,897	$27,214,897	$50,541,000	3.03%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,800,591	17,675,790	16,376,544	0.98%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		351,847	351,847	107,310	0.01%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		3,716,866	3,716,866	3,914,270	0.23%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	148,681	0.01%	D/E/H/N
				48,959,400	71,087,805	4.26%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock		257,369	153,398	34,000	—	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock		500,000	500,000	2,000	—	D/E/N
				11,098,416	36,000	—
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,055,657	0.12%	D/E/N
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units		604,479	787,032	135,403	0.01%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock		49,792	1,543,054	512,360	0.03%	D
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	713,161	0.04%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	3,112,163	0.19%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	1,049,996	276,492	2,491,582	0.15%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	10/3/2028	1,511,002	93,407	1,288,026	0.08%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	70,600	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	14,337	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,300,000	0.32%	D/E/N
				3,213,841	13,487,892	0.81%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C		657,932	2,001,384	—	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	108,334	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	612,069	0.04%	D/E/H/N
				144,327	720,403	0.05%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	1,799,178	0.11%	B/D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)

Pharmaceuticals
Inotiv, Inc.	Common Stock						14,578	$—	$53,501	—	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	843,074	0.05%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	7,706	—	1,541	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock					3/26/2027	1,712,930	577,843	—	—	D/E/N
								577,843	1,541	—

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed		12.50%	12.50%		7,108	9,005,081	9,014,890	0.54%	E/N

Total Equity Securities - 24.1% of Net Assets								164,714,421	165,750,754	9.94%

Total Investments - 226.2% of Net Assets								$1,651,390,013	$1,554,941,110	93.27%

Cash and Cash Equivalents - 16.3% of Net Assets									$112,241,946	6.73%

Total Cash and Investments - 242.5% of Net Assets									$1,667,183,056	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

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

LIBOR/SOFR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $226,093,128 and $218,669,941, respectively, for the year ended December 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2023 was $1,554,293,347 or 93.2% of total cash and investments of the Company. As of December 31, 2023, approximately 18.3% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2023

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

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

December 31, 2023

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

At December 31, 2023, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$565,860	$565,860
2	Other direct and indirect observable market inputs (3)	47,284,029	—	—	47,284,029
3	Independent third-party valuation sources that employ significant unobservable inputs	1,289,587,391	52,318,937	164,340,278	1,506,246,606
3	Valuation Designee valuations with significant unobservable inputs	—	—	844,615	844,615
Total		$1,336,871,420	$52,318,937	$165,750,753	$1,554,941,110

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,132,856,927	Income approach	Discount rate	9.8% - 29.7% (14.3%)
	67,806,880	Market quotations	Indicative bid/ask quotes	1 (1)
	81,471,300	Market comparable companies	Revenue multiples	0.6x - 3.3x (1.4x)
	1,324,151	Market comparable companies	EBITDA multiples	3.8x (3.8x)
	4,659,545	Option Pricing Model	EBITDA/Revenue multiples	1.9x (1.9x)
			Implied volatility	65.0% (65.0%)
			Term	1.3 years (1.3 years)
	1,468,588	Asset approach (2)	N/A	N/A
Other Corporate Debt	52,318,937	Market comparable companies	Book value multiples	1.6x (1.6x)
Equity	9,014,890	Income approach	Discount rate	13.6% (13.6%)
	12,886,826	Market comparable companies	Revenue multiples	0.6x - 6.0x (1.8x)
	53,885,683	Market comparable companies	EBITDA multiples	3.8x - 13.4x (12.6x)
	66,917,544	Market comparable companies	Book value multiples	0.9x - 1.6x (1.4x)
	16,402,713	Option Pricing Model	EBITDA/Revenue multiples	1.9x - 15.3x (6.4x)
			Implied volatility	20.0% - 65.0% (57.2%)
			Term	0.8 years - 3.5 years (1.2 years)
	2,055,657	Transaction approach (4)	N/A	N/A
	4,021,580	Asset approach (3)	N/A	N/A
$1,507,091,221

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603
Net realized and unrealized gains (losses)	(14,101,799)	1,373,296	(34,070,836)	(46,799,339)
Acquisitions (1)	221,794,143	2,494,204	13,340,394	237,628,741
Dispositions	(199,873,197)	(20,000,000)	(1,790,374)	(221,663,571)
Transfers into Level 3 (2)	23,715,868	—	—	23,715,868
Reclassifications within Level 3 (3)	—	—	(643,696)	(643,696)
Ending balance	$1,289,587,391	$52,318,937	$164,340,278	$1,506,246,606

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(22,128,377)	$—	$(33,951,585)	$(56,079,962)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of three investments that were transferred from Level 2 due to reduced number of market quotes.
(3)
Comprised of five investments that were reclassified to Valuation Designee Valuation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$531,024	$1,415,738	$874,061	$2,820,823
Net realized and unrealized gains (losses)	(1,400)	(147,734)	(67,876)	(217,010)
Acquisitions (1)	1,400	(148,751)	—	(147,351)
Dispositions	(531,024)	(1,119,253)	(605,266)	(2,255,543)
Reclassifications within Level 3 (2)	—	—	643,696	643,696
Ending balance	$—	$—	$844,615	$844,615

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$(411,701)	$(411,701)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of five investments that were reclassified from Independent Third-Party Valuation.

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at December 31, 2023 or December 31, 2022.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.5% of total investments at December 31, 2023 and December 31, 2022, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2023 and December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

December 31, 2023

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

During the years ended December 31, 2023 and 2022, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP, TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies — (continued)

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2023 and December 31, 2022, the following permanent differences, primarily attributable to treatment of expenses, amortization methods for premiums and discounts on fixed income securities and investments in partnerships, were reclassified as follows:

	December 31, 2023	December 31, 2022
Paid-in capital	$(247,315)	$4,790,255
Accumulated Earnings (Loss)	247,315	(4,790,255)

The tax character of distributions paid was as follows:

	December 31, 2023	December 31, 2022
Ordinary income	$97,626,676	$73,364,425
	$97,626,676	$73,364,425

As of December 31, 2023 and December 31, 2022, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2023	December 31, 2022
Undistributed Ordinary Income	$6,611,456	$3,233,347
Non-Expiring Capital Loss Carryforwards (1)	(206,680,323)	(176,325,662)
Net Unrealized Gains (Losses) (2)	(80,030,609)	(48,102,232)
Total Accumulated Earnings (Loss)	$(280,099,476)	$(221,194,547)

______________

(1) Amount available to offset future realized capital gains.

(2) The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of partnership income, the timing and recognition of realized gains (losses) for tax purposes and the accrual of income on securities in default.

As of December 31, 2023 and December 31, 2022, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022
Tax Cost	$1,631,931,217	$1,656,032,096

Gross Unrealized Appreciation	$65,463,168	$100,832,690
Gross Unrealized Depreciation	(142,453,275)	(147,277,145)
Net Unrealized Appreciation (Depreciation)	$(76,990,107)	$(46,444,455)

Important Tax Information (Unaudited)

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2023:

December 31, 2023
Interest Related Dividends for Non-U.S. Residents	$79,168,108

The Fund hereby designates the following amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend for the fiscal year ended December 31, 2023:

December 31, 2023
Section 163(j) Interest Dividends	97,582,868

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies — (continued)

The following amount, or maximum amount allowable by law, is hereby designated as qualified dividend income for individuals for the fiscal year ended December 31, 2023:

December 31, 2023
Qualified Dividend Income	$89,494

The following percentage, or maximum percentage allowable by law, of ordinary income distributions paid during the fiscal year ended December 31, 2023 qualified for the dividends-received deduction for corporate shareholders:

December 31, 2023
Dividends-Received Deduction	0.09%

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2023 and December 31, 2022, no such reserve was accrued.

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

December 31, 2023

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

Total debt outstanding and available at December 31, 2023 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+2.00%	(2)	$163,168,808	$136,831,192	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.900%		249,596,009	—	249,596,009
2026 Notes ($325 million par)	2026	2.850%		325,791,013	—	325,791,013
Total leverage				988,555,830	$246,831,192	$1,235,387,022
Unamortized issuance costs				(3,355,221)
Debt, net of unamortized issuance costs				$985,200,609

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2023, $155.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.11%. $8.2 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

4. Debt — (continued)

The combined weighted-average interest rates on total debt outstanding at December 31, 2023 and December 31, 2022 were 4.29% and 3.90%, respectively.

Total expenses related to debt included the following:

	Year Ended December 31,
	2023	2022	2021
Interest expense	$43,953,502	$35,516,749	$35,714,645
Amortization of deferred debt issuance costs	3,037,427	3,011,599	3,703,342
Commitment fees	819,811	830,548	1,570,773
Total	$47,810,740	$39,358,896	$40,988,760

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $246.0 million and $303.9 million, respectively. As of December 31, 2022, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $238.7 million and $290.1 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair values of the 2024 Notes and 2026 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, the 2024 Notes, the 2026 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

December 31, 2023

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

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense for the convertible notes were as follows:

	Year Ended December 31,
	2023	2022	2021
Stated interest expense	NA	$1,079,167	$6,475,000
Amortization of original issue discount	NA	—	667,113
Total interest expense	NA	$1,079,167	$7,142,113

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the year ended December 31, 2022. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. As a result of the adoption, the Company did not recognized any amortization of original discount on the 2022 Convertible Notes during the year ended December 31, 2022 (see Note 2).

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

December 31, 2023

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

As of December 31, 2023 and December 31, 2022, the components of the carrying value of 2024 Notes and 2026 Notes were as follows:

	December 31, 2023		December 31, 2022
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal amount of debt	$250,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	(403,991)	791,013	(1,002,473)	1,174,734
Carrying value of debt	$249,596,009	$325,791,013	$248,997,527	$326,174,734

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense for the 2022 Notes, 2024 Notes and 2026 Notes were as follows:

	Year Ended December 31,
	2023			2022			2021
	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes	2022 Notes	2024 Notes	2026 Notes
Stated interest expense	NA	$9,750,000	$9,262,500	NA	$9,750,000	$9,262,500	$5,133,333	$9,750,000	$5,933,542
Amortization of original issue discount/ (premium)	NA	598,483	(383,721)	NA	574,357	(375,092)	94,927	551,261	(54,174)
Total interest expense	NA	$10,348,483	$8,878,779	NA	$10,324,357	$8,887,408	$5,228,260	$10,301,261	$5,879,368

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

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

On June 15, 2023, the Operating Facility was amended to update the terms of the interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2023, SVCP was in full compliance with such covenants.

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of December 31, 2023, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

4. Debt — (continued)

SBA Debentures

As of December 31, 2023, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2023, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2023 and December 31, 2022 were as follows:

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

December 31, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2023	December 31, 2022
2-10 Holdco, Inc.	3/26/2026	$723,670	$723,670
Accordion Partners LLC	8/31/2028	111,925	278,571
Accordion Partners LLC	8/29/2029	N/A	123,810
Acquia, Inc.	10/31/2025	960,792	779,225
Alcami Corporation	12/21/2028	546,266	1,420,290
Alcami Corporation	12/21/2028	874,025	N/A
Alpine Acquisition Corp II (48Forty)	11/30/2026	71,628	179,071
AmeriLife Holdings, LLC	8/31/2029	76,212	151,515
AmeriLife Holdings, LLC	8/31/2028	227,273	227,273
Applause App Quality, Inc.	9/20/2025	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	544,531	544,531
Aras Corporation	4/13/2027	116,311	581,555
Avalara, Inc.	10/19/2028	45,000	45,000
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	428,647	360,063
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,601,742	N/A
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	4/8/2027	N/A	3,384,549
Bluefin Holding, LLC	9/12/2030	89,744	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	882,000	N/A
Bynder Bidco, Inc. (Netherlands)	1/26/2029	243,000	N/A
CareATC, Inc.	3/14/2026	607,288	N/A
Certify, Inc.	2/28/2024	N/A	797,158
Crewline Buyer, Inc.	11/8/2030	81,761	N/A
CSG Buyer, Inc. (Core States)	3/31/2028	2,921,165	4,381,748
CSG Buyer, Inc. (Core States)	3/31/2028	1,460,583	N/A
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	194,444	397,558
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	90,909	N/A
Elevate Brands OpCo, LLC	3/15/2027	N/A	16,000,000
e-Discovery AcquireCo, LLC	8/29/2029	83,333	N/A
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2027	531,907	998,683
ESO Solutions, Inc.	5/3/2027	700,111	1,750,277
Freedom Financial Network Funding, LLC	9/21/2027	N/A	2,500,000
Fusion Holding Corp. (Finalsite)	9/15/2027	37,736	N/A
Fusion Risk Management, Inc.	5/22/2029	107,143	37,736
Fusion Risk Management, Inc.	5/22/2029	N/A	35,870
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	193,947
Grey Orange Incorporated	5/6/2026	N/A	1,676,151
Greystone Select Company II, LLC (Passco)	3/21/2027	N/A	11,818,182
GTY Technology Holdings Inc.	7/9/2029	41,538	46,154
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	N/A	2,095,944
Homerenew Buyer, Inc. (Project Dream)	11/23/2027	N/A	N/A
ICIMS, Inc.	8/18/2028	886,195	1,503,556
ICIMS, Inc.	8/18/2028	330,556	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	N/A	666,667
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	10,000	333,333
Integrity Marketing Acquisition, LLC	8/31/2030	10,254,564	10,254,564
IT Parent, LLC (Insurance Technologies)	10/1/2026	104,167	166,667
James Perse Enterprises, Inc.	9/8/2027	1,944,444	1,944,444
Kaseya, Inc.	6/25/2029	93,900	200,000
Kaseya, Inc.	6/25/2029	75,000	N/A
Khoros, LLC (Lithium)	1/3/2024	N/A	991,682
Khoros, LLC (Lithium)	1/3/2024	N/A	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	1,275,925	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	837,680	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	277,917	N/A
Madison Logic Holdings, Inc.	12/30/2027	1,069,947	1,069,947
Mesquite Bidco, LLC	11/30/2029	1,585,403	N/A
Modigent, LLC	8/23/2027	39,167	N/A
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	N/A	18,519
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	N/A	25,000
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,229,873	N/A
Persado, Inc.	6/10/2027	N/A	8,608,961
Oversight Systems, Inc.	9/24/2026	212,667	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	N/A	278,157
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	3,266,234	3,959,072
Pluralsight, Inc.	4/6/2027	539,019	1,208,564
Pueblo Mechanical and Controls, LLC	8/23/2028	N/A	155,250
Pueblo Mechanical and Controls, LLC	8/23/2027	N/A	58,750

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

Razor Group GmbH (Germany)	4/30/2025	3,834,569	6,365,227
Sailpoint Technologies Holdings, Inc.	8/16/2028	37,538	37,538
Sandata Technologies, LLC	7/23/2024	1,050,000	N/A
SellerX Germany GmbH & Co. KG (Germany)	5/23/2026	5,034,506	20,589,674
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	N/A	1,601,742
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	N/A	1,163,276
Serrano Parent, LLC (Sumo Logic)	5/13/2030	90,000	N/A
Streamland Media Midco LLC	12/31/2024	N/A	120,000
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	1,039,117	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	1,298,896	N/A
Suited Connector, LLC	12/1/2027	N/A	852,273
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,256,026	1,256,026
Thermostat Purchaser III, Inc. (Reedy Industries)	8/31/2029	N/A	1,329,250
Thras.io, LLC	12/18/2026	N/A	8,787,651
Wealth Enhancement Group, LLC	10/4/2027	26,980	276,194
Wealth Enhancement Group, LLC	10/4/2027	71,696	N/A
Trintech, Inc.	7/25/2029	43,469	N/A
Vortex Finance Sub, LLC	8/31/2029	68,547	N/A
Xactly Corporation	7/31/2025	854,898	N/A
Zendesk Inc.	11/22/2028	95,503	134,827
Zendesk Inc.	11/22/2028	39,325	N/A
Zilliant Incorporated	12/21/2027	N/A	518,519
Zilliant Incorporated	12/21/2027	148,148	N/A
Total Unfunded Balances		54,556,095	127,137,393

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other Defendants, and attorneys’ fees and costs from all Defendants. the Company, the affiliated funds and the Advisor intend to vigorously defend against these claims. At this time, however, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result. On November 6, 2023, the Company, the affiliated funds, and the Advisor, and certain other Defendants filed motions to dismiss the lawsuit, which was fully briefed on February 12, 2024 and is scheduled to be argued in court on March 6, 2024.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2023 and December 31, 2022, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2023 and December 31, 2022, amounts reimbursable to the Advisor totaled $0.8 million and $1.5 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2023, 2022 and 2021, expenses allocated pursuant to the Administration Agreement totaled $1.5 million, $1.8 million and $1.9 million, respectively.

On September 6, 2023, the Company entered into the Merger Agreement with BCIC, Merger Sub and, solely for the limited purposes set forth therein, BCIA and the Advisor. On January 10, 2024, the Merger Agreement was amended and restated. See “Note 12 – Proposed Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

7. Stockholders’ Equity and Dividends

Prior to its discontinuance effective July 7, 2020, the Company had offered an “opt in” dividend reinvestment plan to common stockholders, pursuant to which the dividends payable to those shareholders who so elected would be reinvested in shares of common stock.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726
November 2, 2023	December 15, 2023	December 29, 2023	Regular	0.34	19,640,870
November 2, 2023	December 15, 2023	December 29, 2023	Special	0.25	14,441,816
				$1.69	$97,626,676

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 24, 2022	March 17, 2022	March 31, 2022	Regular	$0.30	$17,330,179
May 4, 2022	June 16, 2022	June 30, 2022	Regular	0.30	17,330,179
August 3, 2022	September 16, 2022	September 30, 2022	Regular	0.30	17,330,179
November 3, 2022	December 16, 2022	December 30, 2022	Regular	0.32	18,485,525
December 15, 2022	December 29, 2022	January 12, 2023	Special	0.05	2,888,363
				$1.27	$73,364,425

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on October 26, 2023, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2023 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the years ended December 31, 2023 and 2022.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets from operations	$38,474,432	$(9,225,332)	$133,790,774
Weighted average shares outstanding	57,767,264	57,767,264	57,767,264
Earnings (loss) per share	$0.67	$(0.16)	$2.32

9. Subsequent Events

On February 27, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s first quarter 2024 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On February 29, 2024, the Company’s Board of Directors declared a first quarter regular dividend of $0.34 per share payable on March 29, 2024 to stockholders of record as of the close of business on March 14, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

10. Financial Highlights

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Common Share
Per share NAV at beginning of period	$12.93	$14.36	$13.24	$13.21	$14.13

Investment operations:
Net investment income before excise taxes	1.85	1.53	1.26	1.43	1.61
Excise taxes	(0.01)	—	—	—	—
Net investment income	1.84	1.53	1.26	1.43	1.61
Net realized and unrealized gain (loss)	(1.18)	(1.69)	1.17	(0.16)	(1.09)
Total from investment operations	0.66	(0.16)	2.43	1.27	0.52

Repurchase of common stock	—	—	0.00	0.12	0.00
Loss on extinguishment of debt	—	—	(0.11)	(0.04)	—
Cumulative effect adjustment for the adoption of ASU 2020-06 (7)	—	0.00	—	—	—

Ordinary income dividends	(1.69)	(1.27)	(1.20)	(1.13)	(1.40)
Tax basis returns of capital	—	—	—	(0.19)	(0.04)
Dividends to common shareholders (9)	(1.69)	(1.27)	(1.20)	(1.32)	(1.44)

Per share NAV at end of period	$11.90	$12.93	$14.36	$13.24	$13.21

Per share market price at end of period	$11.54	$12.94	$13.51	$11.24	$14.05

Total return based on market value (1)	2.2%	5.2%	30.9%	(10.6)%	18.8%
Total return based on net asset value (2)	5.1%	-1.1%	17.5%	10.2%	3.7%

Shares outstanding at end of period	57,767,264	57,767,264	57,767,264	57,767,264	58,766,426

Ratios to average common equity:
Net investment income (3)	14.2%	10.8%	9.0%	11.3%	11.6%
Expenses before incentive fee (4)	10.7%	9.0%	9.3%	10.0%	9.8%
Expenses and incentive fee (5)	13.7%	11.3%	11.5%	12.1%	12.3%

Ending common shareholder equity	$687,601,546	$746,753,790	$829,456,636	$764,986,578	$776,318,386
Portfolio turnover rate	13.5%	19.4%	35.6%	28.3%	35.9%
Weighted-average debt outstanding	$1,001,667,440	$1,023,880,532	$985,506,056	$936,157,021	$902,977,493
Weighted-average interest rate on debt	4.4%	3.5%	3.6%	3.9%	4.6%
Weighted-average number of common shares	57,767,264	57,767,264	57,767,264	57,991,233	58,766,362
Weighted-average debt per share	$17.34	$17.72	$17.06	$16.14	$15.37

Asset Coverage:	As of December 31,
	2023	2022	2021	2020	2019
Debt
Debt outstanding (6)	$988,555,830	$949,062,241	$1,019,339,449	$856,324,371	$915,514,071
Asset coverage per $1,000 of debt outstanding (8)	$1,643	$1,929	$1,948	$2,058	$1,992
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
(8)
Excludes SBA Debentures.
(9)
Dividends to common shareholders include a tax return of capital of $0 ($0.00 per share), $0 ($0.00 per share), $13,563,291 ($0.23 per share), $11,313,222 ($0.19 per share) and $2,486,618 ($0.04 per share) for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended December 31, 2023.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
Fiscal Year 2023	$163,169	$5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Fiscal Year 2014	70,000	5,356	—	N/A
Preferred Interests
Fiscal Year 2023	N/A	N/A	N/A	N/A
Fiscal Year 2022	N/A	N/A	N/A	N/A
Fiscal Year 2021	N/A	N/A	N/A	N/A
Fiscal Year 2020	N/A	N/A	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Fiscal Year 2014	$134,000	$51,592	$20,074	N/A
Funding Facility I
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Fiscal Year 2014	125,000	5,356	—	N/A
Funding Facility II
Fiscal Year 2023	$100,000	$5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
SBA Debentures
Fiscal Year 2023	$150,000	$5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
Fiscal Year 2014	28,000	5,356	—	N/A
2019 Convertible Notes
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
Fiscal Year 2014	108,000	3,617	—	N/A
2022 Convertible Notes
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

11. Senior Securities — (continued)

2022 Notes
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2026 Notes
Fiscal Year 2023	$325,000	$1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

12. Proposed Merger with BlackRock Capital Investment Corporation

On September 6, 2023, the Company entered into the Merger Agreement with BCIC, Merger Sub, and, solely for the limited purposes set forth therein, BCIA and the Advisor. The Merger Agreement provides that, subject to the requisite approvals of the Company's stockholders and BCIC's stockholders being obtained, required regulatory approvals and the other conditions set forth in the Merger Agreement, at the effective time, BCIC will merge with and into Merger Sub, with Merger Sub continuing as the surviving company and as a direct wholly-owned subsidiary of Special Value Continuation Partners LLC, a Delaware limited liability company and direct wholly-owned consolidated subsidiary of the Company (the “Merger”). The boards of directors of BCIC and the Company, in each case on the recommendation of a special committee comprised solely of all of the independent directors of BCIC or the Company, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. On January 10, 2024, the Merger Agreement was amended and restated.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

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

The Advisor, in the case of the Company, and BCIA, in the case of BCIC, will each bear 50% of the aggregate reasonable out-of-pocket costs and expenses incurred by the Company or BCIC, as applicable, up to a combined aggregate amount equal to $6 million, except that if the Closing does not occur because either the BCIC Stockholders fail to approve the BCIC Merger Proposal or the Company Stockholders fail to approve the Company Stock Issuance Proposal, then, such amount will be reduced to $3 million. The foregoing expense limits will be allocated between the Company and BCIC on a pro rata basis based upon the relative net assets of the Company and BCIC as of the date on which the Exchange Ratio is determined, subject to reallocation should one of the Company or BCIC incur expenses that are less than its proportional amount of the expense cap. In accordance with ASC 805, transaction expenses of the Company are capitalized and deferred, while transaction expenses of BCIC are expensed as incurred. As of December 31, 2023, the Company had capitalized approximately $1.5 million in transaction related expenses and such amount is included in prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities.

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1)

Year ended December 31, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2023
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$191,149	$1,324,140	$-	$-	$11	$-	$1,324,151
Iracore Investments Holdings, Inc., Class A Common Stock	-	2,983,163	-	(1,183,985)	-	-	1,799,178
Hylan Intermediate Holdings II LLC, 2nd Lien Term Loan, SOFR + 10%, 1% SOFR Floor, due 3/11/2027	581,023	4,789,265	-	104,575	5,260,111	(131,865)	10,022,086
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Term Loan, SOFR + 8%, 1% SOFR Floor, due 2/22/26	683,947	4,978,225	-	1,495	4,978,225	-	9,957,945
Hylan Novellus LLC, Class A Units		12,230,088	-	(9,402,715)	-	-	2,827,373
TVG-Edmentum Holdings, LLC, Series A Preferred Units	45,650	-	-	-	-	-	-
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	2,652,917	32,391,197	-	(10,414,537)	2,652,906	-	24,629,566
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	32,391,197	-	(7,761,631)	-	-	24,629,566
Total	$4,154,686	$91,087,275	$—	$(28,656,798)	$12,891,253	$(131,865)	$75,189,865

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1)

Year ended December 31, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2023
36th Street Capital Partners Holdings, LLC, Membership Units	$(680,883)	$56,272,000	$-	$(6,043,500)	$312,500	$-	$50,541,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	5,937,130	50,131,437	-	-	2,187,500	-	52,318,937
Anacomp, Inc., Class A Common Stock	-	552,432	-	290,642	-	-	843,074
Conventional Lending TCP Holdings, LLC, Membership Units	1,674,050	16,146,544	-	(20,000)	250,000	-	16,376,544
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	-	101,315	-	-	-	-	101,315
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	-	1,862,701	-	(495,428)	-	-	1,367,273
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	1,261,826	12,089,579	-	-	-	-	12,089,579
Fishbowl INC., Common Membership Units	-	577,277	-	(441,874)	-	-	135,403
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	1,522,939	-	-	-	2,533,793	16,278,838	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	997,865	-	-	-	651,700	8,604,529	9,256,229
AutoAlert, LLC, Class A Common Interest	-	-	-	-	(4,713,886)	4,713,886	-
AutoAlert, LLC, Preferred Equity	-	-	-	-	(4,302,264)	4,302,264	-
AA Acquisition Aggregator, LLC, Ordinary Shares	-	-	-	969,054	9,016,153	-	9,985,207
Total	$10,712,927	$137,733,285	$—	$(5,741,106)	$5,935,496	$33,899,517	$171,827,192

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/20
AGY Equity, LLC, Class B Preferred Units	9/3/20
AGY Equity, LLC, Class C Common Units	9/3/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
PerchHQ, Warrants for Common Units	09/30/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/23
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/23
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2022

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/20
AGY Equity, LLC, Class B Preferred Units	9/3/20
AGY Equity, LLC, Class C Common Units	9/3/20
Autoalert Acquisition Co, LLC, Warrants to Purchase LLC Interests	6/30/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Elevate Brands OpCo LLC, Warrants for Common Stock	03/14/22
Elevate Brands OpCo LLC, Warrants for Preferred Shares	03/14/22
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
FinancialForce.com, Inc., Warrants to Purchase Series C Preferred Stock	1/30/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Hylan Datacom & Electrical, LLC, Class A Units	03/30/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	03/30/22
Nanosys, Inc., Warrants to Purchase Preferred Stock	3/29/16
PerchHQ, Warrants for Common Units	09/30/22
Plate Newco 1 Limited (Avanti), Common Stock	04/13/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
SellerX Germany GMBH & Co. KG, Warrants to Purchase Preferred B Shares	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series C Preferred Stock	7/6/20
Utilidata, Inc., Series CC Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

Supplementary Data (unaudited)

The following is a schedule of financial highlights as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Common Share
Per share NAV at beginning of period	$14.80	$14.91	$14.78	$15.01	$15.18

Investment operations:
Net investment income before excise taxes	1.59	1.99	1.88	2.07	1.98
Excise taxes	—	—	(0.01)	(0.02)	(0.02)
Net investment income	1.59	1.99	1.87	2.05	1.96
Net realized and unrealized gain (loss)	(0.82)	(0.40)	—	(0.45)	(0.69)
Dividends on Series A preferred equity facility	—	—	—	(0.01)	(0.04)
Incentive allocation reserve and distributions	N/A	(0.40)	(0.37)	(0.41)	(0.35)
Total from investment operations	0.77	1.19	1.50	1.18	0.88

Issuance of common stock	—	0.14	0.01	—	0.43
Issuance of convertible debt	—	—	0.06	—	0.06
Repurchase of Series A preferred interests	—	—	—	0.03	—
Distributions to common shareholders from:
Net investment income	(1.44)	(1.44)	(1.44)	(1.44)	(1.54)
Per share NAV at end of period	$14.13	$14.80	$14.91	$14.78	$15.01

Per share market price at end of period	$13.04	$15.28	$16.90	$13.93	$16.78

Total return based on market value	(5.2)%	(1.1)%	31.7%	(8.4)%	9.2%
Total return based on net asset value	5.2%	8.9%	10.6%	8.1%	9.0%

Shares outstanding at end of period	58,774,607	58,847,256	53,041,900	48,834,734	48,710,627

Ratios to average common equity: (1)
Net investment income (2)	10.8%	10.6%	10.1%	10.9%	10.2%
Expenses (3)	8.5%	7.3%	6.9%	6.2%	4.7%
Expenses and incentive compensation (4)	11.2%	9.9%	9.4%	8.9%	7.2%

Ending common shareholder equity	$830,474,727	$870,728,126	$790,935,991	$721,977,017	$731,129,028
Portfolio turnover rate	32.3%	45.9%	37.9%	37.8%	28.4%
Weighted-average leverage outstanding (5)	$769,065,775	$623,666,655	$542,421,190	$513,312,510	$343,095,352
Weighted-average interest rate on leverage (6)	4.6%	4.5%	3.9%	3.2%	2.5%
Weighted-average number of common shares	58,815,216	57,000,658	50,948,035	48,863,188	39,395,671
Average leverage per share (5)	$13.08	$10.94	$10.65	$10.51	$5.31

Asset Coverage:	As of December 31,
	2018	2017	2016	2015	2014
Series A Preferred Equity Facility:
Interests outstanding	-	-	-	-	6,700
Involuntary liquidation value per interest	N/A	N/A	N/A	N/A	20,074
Asset coverage per interest	N/A	N/A	N/A	N/A	51,592

Debt
Debt outstanding (7)	$812,007,389	$733,824,353	$579,906,288	$502,410,321	$328,696,830
Asset coverage per $1,000 of debt outstanding	$2,157	$2,335	$2,344	$2,423	$8,973

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

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.

(c)
Attestation Report of the Independent Registered Public Accounting Form

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 94.

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

PART III - Other Information.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 15. Exhibits and Consolidated Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description

2.1

Agreement and Plan of Merger among BlackRock Capital Investment Corporation, BlackRock TCP Capital Corp., BCICMerger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC andTennenbaum Capital Partners, LLC, dated as of September 6, 2023(28)

2.2

Amended and Restated Agreement and Plan of Merger among BlackRock Capital Investment Corporation, BlackRock TCP Capital Corp., Project Spurs Merger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC and Tennenbaum Capital Partners, LLC, dated as of January 10, 2024 (29)

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1)(4)
4.3	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(11)
4.4	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included in Exhibit 4.3)(11)
4.5	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee(12)
4.6	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included in Exhibit 4.5) (12)
4.7	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(13)
4.8	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(14)
4.9	Form of Global Note of 4.125% Notes Due 2022 (included in Exhibit 4.8)(14)
4.10	Description of Securities(15)
4.11	Third Supplemental Indenture, dated as of February 9, 2021, by and between the Registrant and U.S. Bank National Association, as the Trustee(17)
4.12	Form of Global Note of 2.850% due 2026 (included in Exhibit 4.11)(17)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(5)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC(6)
10.3	Amended and Restated Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(7)
10.4	Form of Administration Agreement of the Registrant(8)
10.5	Custodial Agreement dated as of July 31, 2006(9)
10.6	Form of Transfer Agency and Registrar Services Agreement(10)
10.7	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018(16)
10.8	Amended and Restated Credit Agreement dated as of May 6, 2019(18)
10.9	Amended and Restated Guaranty, Pledge and Security Agreement dated as of May 6, 2019(19)
10.10	Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 6, 2019(20)
10.11	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 6, 2019(21)
10.12	Incremental Commitment Agreement dated as of April 25, 2020(22)

10.13	Loan and Servicing Agreement dated as of August 4, 2020(23)
10.14	Form of License Agreement (24)
10.15	Amendment No. 4 to Amended & Restated Senior Secured Revolving Credit Agreement (25)
10.16	Second Amendment to Loan and Servicing Agreement (26)
10.17	Amendment No. 5 to Amended and Restated Credit Agreement dated as of June 22, 2021(27)
10.18	Waiver and Fifth Amendment to Loan and Servicing Agreement, dated as of August 4, 2023 (30)
10.19	Second Amended and Restated Investment Management Agreement between BlackRock TCP Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (31)
10.20	Fee Waiver Agreement between BlackRock TCP Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (32)
11.	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12.	Computation of Ratios (included in the notes to the financial statements contained in this report)
19.1	Inside Trading Policy*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm of 36th Street Capital Partners, LLC*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
97	Prohibitions Against Payment of Incentive-Based Compensation and Indemnification for Executive Officers of Listed BDCs*
99.1	Audited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2022, 2021 and 2020*
99.2	Unaudited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2023*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(26)
Incorporation by reference to Exhibit 10.17 to the Registrant’s From 10-K filed on February 25, 2021.
(27)
Incorporation by reference to Exhibit 10.1 to the Registrant’s From 8-K filed on June 24, 2021.
(28)
Incorporation by reference to Exhibit 2.1 to the Registrant's Form 8-K dated as of September 6, 2023.
(29)
Incorporation by reference to Exhibit 2.1 to the Registrant's Form 8-K dated as of January 11, 2024.
(30)
Incorporation by reference to Exhibit 10.1 to the Registrant's Form 8-K dated as of August 8, 2023.
(31)
Incorporation by reference to Exhibit 10.1 to the Registrant's Form 8-K dated as of September 6, 2023.
(32)
Incorporation by reference to Exhibit 10.2 to the Registrant's Form 8-K dated as of September 6, 2023.

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

Date	Signature	Title
February 29, 2024	/s/ Rajneesh Vig	Chief Executive Officer, Chairman of
	Rajneesh Vig	the Board and Director (Principal Executive Officer)

February 29, 2024	/s/ Eric J. Draut	Director
Eric J. Draut

February 29, 2024	/s/ M. Freddie Reiss	Director
M. Freddie Reiss

February 29, 2024	/s/ Peter E. Schwab	Director
Peter E. Schwab

February 29, 2024	/s/ Andrea Petro	Director
Andrea Petro

February 29, 2024	/s/ Karen L. Leets	Director
Karen L. Leets

February 29, 2024	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar