Form 10-Q
period 2024-03-31
BlackRock TCP Capital Corp.
filed 2024-05-01
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ____ to ____

Commission File Number: 814-00899

BLACKROCK TCP CAPITAL CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2594706
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2951 28th Street, Suite 1000
Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

(310) 566-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	TCPC	Nasdaq Global Select Market
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 1, 2024 was 85,591,134.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED March 31, 2024

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,960,249,432 and $1,389,865,889, respectively)	$1,881,772,624	$1,317,691,543
Non-controlled, affiliated investments (cost of $64,012,430 and $63,188,613, respectively)	51,868,165	65,422,375
Controlled investments (cost of $211,799,722 and $198,335,511, respectively)	182,778,507	171,827,192
Total investments (cost of $2,236,061,584 and $1,651,390,013, respectively)	2,116,419,296	1,554,941,110

Cash and cash equivalents	120,572,710	112,241,946
Interest, dividends and fees receivable	35,010,620	25,650,684
Deferred debt issuance costs	6,019,791	3,671,727
Due from broker	2,077,272	—
Receivable for investments sold	2,072,526	—
Prepaid expenses and other assets	1,359,923	2,266,886
Total assets	2,283,532,138	1,698,772,353

Liabilities
Debt (net of deferred issuance costs of $3,616,588 and $3,355,221, respectively)	1,302,812,708	985,200,609
Management fees payable	5,573,326	5,690,105
Incentive fees payable	5,880,378	5,347,711
Interest and debt related payables	5,725,140	10,407,570
Interest Rate Swap at fair value	1,670,896	—
Reimbursements due to the Advisor	44,173	844,664
Payable for investments purchased	—	960,000
Accrued expenses and other liabilities	8,343,090	2,720,148
Total liabilities	1,330,049,711	1,011,170,807

Commitments and contingencies (Note 5)

Net assets	$953,482,427	$687,601,546

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,591,134 and 57,767,264 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$85,591	$57,767
Paid-in capital in excess of par	1,248,080,041	967,643,255
Distributable earnings (loss)	(294,683,205)	(280,099,476)
Total net assets	953,482,427	687,601,546
Total liabilities and net assets	$2,283,532,138	$1,698,772,353
Net assets per share	$11.14	$11.90

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$48,646,193	$45,153,147
Non-controlled, affiliated investments	347,635	45,536
Controlled investments	2,859,080	2,209,052
PIK income:
Non-controlled, non-affiliated investments	2,405,677	1,584,834
Non-controlled, affiliated investments	92,675	—
Controlled investments	349,969	—
Dividend income:
Non-controlled, non-affiliated investments	312,324	302,743
Non-controlled, affiliated investments	713,703	634,124
Other income:
Non-controlled, non-affiliated investments	2,053	333,264
Non-controlled, affiliated investments	—	45,650
Total investment income	55,729,309	50,308,350

Operating expenses
Interest and other debt expenses	13,230,224	11,549,171
Incentive fees	5,880,378	5,389,696
Management fees	5,819,505	5,877,539
Professional fees	919,676	454,350
Administrative expenses	561,003	376,544
Director fees	216,719	351,000
Insurance expense	145,113	154,003
Custody fees	89,920	90,586
Other operating expenses	605,498	656,894
Total operating expenses	27,468,036	24,899,783

Net investment income before taxes	28,261,273	25,408,567

Excise tax expense	—	35,440
Net investment income	28,261,273	25,373,127

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(168,077)	(30,629,704)
Net realized gain (loss)	(168,077)	(30,629,704)

Net change in unrealized appreciation (1) (depreciation):
Non-controlled, non-affiliated investments	(6,152,059)	31,972,322
Non-controlled, affiliated investments	(14,378,028)	(2,127,127)
Controlled investments	(2,512,907)	(1,874,739)
Interest Rate Swap	6,939	—
Net change in unrealized appreciation (depreciation)	(23,036,055)	27,970,456

Net realized and unrealized gain (loss)	(23,204,132)	(2,659,248)

Net increase (decrease) in net assets resulting from operations	$5,057,141	$22,713,879

Basic and diluted earnings (loss) per share	$0.08	$0.39

Basic and diluted weighted average common shares outstanding	62,047,859	57,767,264

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 (see Note 12.).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Net investment income	—	—	—	28,261,273	28,261,273
Net realized and unrealized gain (loss)	—	—	—	(23,204,132)	(23,204,132)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at March 31, 2024	85,591,134	$85,591	$1,248,080,041	$(294,683,205)	$953,482,427

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)	$746,753,790
Net investment income	—	—	—	25,373,127	25,373,127
Net realized and unrealized gain (loss)	—	—	—	(2,659,248)	(2,659,248)
Dividends paid to shareholders	—	—	—	(18,485,524)	(18,485,524)
Balance at March 31, 2023	57,767,264	$57,767	$967,890,570	$(216,966,192)	$750,982,145

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$5,057,141	$22,713,879
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	168,077	30,629,704
Change in net unrealized (appreciation) depreciation of investments	23,269,548	(28,144,938)
Net amortization of investment discounts and premiums	(2,163,945)	(1,929,048)
Amortization of original issue discount on debt	57,238	52,055
Interest and dividend income paid in kind	(4,615,977)	(1,584,834)
Amortization of deferred debt issuance costs	854,100	712,804
Cash acquired in the Merger	11,670,610	—
Merger costs capitalized into purchase price	(2,366,408)	—
Changes in assets and liabilities (1):
Purchases of investments (2)	(15,394,688)	(74,436,852)
Proceeds from disposition of investments	24,318,666	19,323,506
Decrease (increase) in interest, dividends and fees receivable	928,207	(1,485,291)
Decrease (increase) in due from broker	(25,605)	—
Decrease (increase) in receivable for investments sold	(1,401,084)	—
Decrease (increase) in prepaid expenses and other assets	1,208,428	238,302
Increase (decrease) in payable for investments purchased	(1,554,064)	(1,937,465)
Increase (decrease) in incentive fees payable	(830,958)	506,121
Increase (decrease) in interest and debt related payables	(5,610,615)	(5,219,188)
Increase (decrease) in reimbursements due to the Advisor	(800,491)	940,571
Increase (decrease) in management fees payable	(116,779)	(473,480)
Increase (decrease) in accrued expenses and other liabilities	761,197	(321,615)
Net cash provided by (used in) operating activities	33,412,598	(40,415,769)

Financing activities
Draws on credit facilities	45,891,453	117,884,208
Repayments of credit facility draws	(44,075,226)	(39,741,067)
Dividends paid to shareholders (3)	(26,898,061)	(21,373,887)
Net cash provided by (used in) financing activities	(25,081,834)	56,769,254

Net increase (decrease) in cash and cash equivalents (including restricted cash)	8,330,764	16,353,485
Cash and cash equivalents (including restricted cash) at beginning of period	112,241,946	82,435,171
Cash and cash equivalents (including restricted cash) at end of period	$120,572,710	$98,788,656

Supplemental cash flow information
Interest payments	$17,704,405	$15,793,455
Excise tax payments	$165,495	$35,440

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$586,983,708	$—
Interest, dividends and fees receivable	10,373,421	—
Due from broker	2,048,141	—
Other assets	3,731,006	—
Total non-cash assets acquired	$603,136,276	$—
Liabilities assumed:
Debt	$315,296,749	$—
Dividends payable	7,257,191	—
Management fees payable	1,888,664	—
Interest Rate Swap at fair value	1,674,309	—
Incentive fees payable	1,363,625	—
Other liabilities	4,495,330	—
Total liabilities assumed	$331,975,868	—
Issuance of shares in connection with the Merger	$280,464,610	$—
Merger costs capitalized into purchase price	$2,366,408	$—

(1)
Adjusted for assets acquired and liabilities assumed as a result of the Merger (as defined in Note 1 “Organization and Nature of Operations”), as applicable.
(2)
Excludes $586,983,708 of cost of investments acquired in connection with the Merger.

(3)
Includes payment of dividends payable of $7,257,191 assumed in the Merger declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024.
(4)
On March 18, 2024, in connection with the Merger, the Company acquired net assets in exchange for shares issued of the Company's common stock with a market value of $280,464,610 plus $2,366,408 in merger costs capitalized into the purchase price.
(5)
Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company's initial cost basis in the investments, and reflects the impact of a $21,886,848 purchase discount.

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.19%	4/15/2026	$7,971,755	$7,819,178	$7,852,178	0.35%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.19%	4/15/2026	$896,404	880,426	882,958	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.73%	3/31/2028	$18,812,631	18,812,631	18,812,631	0.84%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40%	14.73%	3/31/2029	$9,606,197	9,606,197	9,606,197	0.43%	F/N
								37,118,432	37,153,964	1.66%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.41%	4/30/2027	$9,525,810	9,229,882	9,030,467	0.40%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.33%	2/22/2030	$1,666,667	1,609,851	1,666,667	0.07%	N
								10,839,733	10,697,134	0.47%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.83%	2/7/2025	$22,291,007	22,076,572	22,291,007	1.00%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.82%	2/7/2025	$24,976,099	24,571,679	24,801,266	1.11%	L/N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.31%	1/31/2031	$5,250,000	4,998,526	5,155,500	0.23%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.31%	1/31/2031	$—	(13,344)	(13,500)	—	K/N
								51,633,433	52,234,273	2.34%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(M)	1.00%	1.75% Cash + 3.50% PIK	10.73%	11/6/2028	$1,260,849	1,221,862	1,260,849	0.06%	N
Kellermeyer Bergensons Services, LLC	Subordinated Term Loan	SOFR(M)	1.00%	1.00 Cash + 7.00% PIK	13.59%	11/7/2028	$542,566	307,075	542,566	0.02%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.82%	8/23/2028	$1,706,142	1,631,595	1,680,720	0.08%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	12.09%	8/23/2028	$1,183,368	1,131,517	1,165,735	0.05%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.83%	9/19/2028	$713,127	655,289	679,603	0.03%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	Prime	0.75%	5.25%	14.00%	8/23/2027	$244,515	229,481	237,331	0.01%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	12.74%	8/31/2029	$10,383,054	10,124,150	10,061,180	0.45%	N
								15,300,969	15,627,984	0.70%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	Fixed	—	12.50% PIK	12.50%	3/31/2025	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	Fixed	—	12.50% PIK	12.50%	3/31/2025	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	Fixed	—	12.50% PIK	12.50%	3/31/2025	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	Fixed	—	12.50% PIK	12.50%	3/31/2025	$315,185	198,154	—	—	C/H/N
								1,081,667	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.57%	3/31/2028	$—	(37,486)	(31,954)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.57%	3/31/2028	$12,036,792	11,694,021	11,844,203	0.53%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.26%	11.57%	3/31/2028	$—	(74,973)	(63,909)	—	K/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$7,911,853	6,945,739	6,820,017	0.30%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$5,785,687	5,233,271	4,987,262	0.22%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$1,894,299	1,678,815	1,632,885	0.07%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(S)	1.00%	3.00% Cash + 7.00% PIK	15.23%	3/11/2027	$5,330,210	$5,196,614	$5,325,946	0.24%	B/N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	13.23%	2/22/2026	$4,983,707	4,983,707	4,980,218	0.22%	B/N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	11.42%	2/1/2029	$—	(20,354)	—	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	11.71%	2/1/2030	$1,090,271	1,032,170	1,109,863	0.05%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	11.42%	2/1/2030	$6,848,204	6,667,604	6,896,142	0.31%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$1,551,658	1,498,492	1,548,556	0.07%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$428,228	414,126	425,653	0.02%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	13.50%	9/4/2029	$26,969	24,742	26,656	—	N
								45,236,488	45,501,538	2.03%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$12,693,335	12,238,484	12,376,001	0.55%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$4,231,112	4,079,338	4,125,334	0.18%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.83%	3/30/2029	$166,750	155,167	157,245	0.01%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.80%	3/30/2029	$4,308,653	4,138,748	4,234,975	0.19%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.68%	12/14/2027	$9,381,422	9,156,294	9,287,608	0.42%	N
								29,768,031	30,181,163	1.35%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.99%	12/14/2029	$17,639,207	16,784,082	15,787,090	0.71%	N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	5.50% Cash + 0.75% PIK	11.71%	2/17/2027	$5,046,485	4,873,297	5,052,793	0.23%	N
								21,657,379	20,839,883	0.94%
Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.07%	6/30/2026	$9,382,620	9,030,159	8,556,949	0.38%	L/N

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.56%	9/14/2029	$3,617,398	3,468,872	3,585,565	0.16%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.56%	9/15/2027	$—	(2,957)	(2,871)	—	K/N
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$59,093,427	57,659,278	54,897,793	2.45%	H/N
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$6,534,515	5,925,223	4,325,849	0.19%	H/N
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.31%	5/23/2026	$—	(24,582)	(96,513)	—	H/K/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.31%	5/23/2026	$25,311,619	24,990,934	24,957,256	1.12%	H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.31%	5/23/2026	$29,040,808	28,656,018	28,634,236	1.28%	H/N
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.26%	14.59%	12/18/2026	$40,936,031	33,279,347	14,327,611	0.64%	C
Thras.io, LLC	DIP Facility	SOFR(M)	1.00%	8.11%	13.44%	1/30/2029	$2,548,573	2,476,138	2,497,602	0.11%	N
Thras.io, LLC	Roll-Up DIP Facility	SOFR(M)	1.00%	10.00% PIK	15.44%	1/29/2029	$2,408,283	1,957,815	2,379,865	0.11%	N
								158,386,086	135,506,393	6.06%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.43%	3/26/2026	$14,103,699	13,814,350	13,961,301	0.62%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.43%	3/26/2026	$—	(3,107)	(9,736)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$52,318,937	52,318,937	52,318,937	2.34%	E/F/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.30%	8/29/2029	$6,023,238	$5,874,937	$6,083,470	0.27%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.55%	8/29/2029	$482,473	470,580	487,298	0.02%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.57%	8/31/2028	$267,403	257,967	267,403	0.01%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.31%	8/29/2029	$735,797	717,714	743,155	0.03%	N
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.10%	3/14/2030	$—	(21,446)	(21,648)	—	K/N
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.57%	11/3/2025	$25,000,000	24,145,578	25,050,000	1.12%	N
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(M)	0.25%	8.50%	13.97%	10/8/2027	$5,000,000	4,822,374	5,000,000	0.22%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$7,781,742	7,391,180	7,638,558	0.34%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$2,161,595	2,053,089	2,121,822	0.09%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	16.44%	3/31/2025	$37,183,232	13,114,243	13,680,606	0.61%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.94%	7/5/2026	$22,633,544	22,196,805	22,226,140	0.99%	N
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.81%	12/29/2030	$3,678,811	3,564,649	3,701,804	0.17%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.06%	10/4/2027	$7,430,550	7,101,816	7,318,676	0.33%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.06%	10/4/2027	$—	(5,929)	(6,422)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	9.40%	14.74%	2/11/2026	$55,066,384	53,263,448	53,359,326	2.39%	H/N
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan	SOFR(M)	1.00%	9.35%	14.68%	2/11/2026	$1,758,650	1,590,134	1,704,132	0.08%	H/N
								212,667,319	215,624,822	9.63%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	SOFR(Q)	1.00%	1.26% Cash + 8.05% PIK	14.62%	7/31/2026	$26,345,954	25,824,324	6,586,488	0.29%	C
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	3/31/2025	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	3/31/2025	$6,578,877	6,578,877	101,481	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	3/31/2025	$5,535,517	5,535,517	1,231,765	0.06%	D/F/H/N
								14,224,535	1,333,246	0.06%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.48%	5/6/2027	$10,905,812	10,669,998	10,720,413	0.48%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	PRIME	1.00%	8.50%	14.50%	5/6/2027	$73,625	64,203	61,109	—	N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.85%	13.18%	3/14/2026	$21,432,216	20,913,393	21,046,436	0.94%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.85%	13.18%	3/14/2026	$—	(9,616)	(17,017)	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.35%	5/3/2027	$32,182,664	31,413,499	31,539,011	1.41%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.35%	5/3/2027	$1,419,924	1,375,691	1,372,594	0.06%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.43%	10/2/2028	$7,744,557	7,576,030	7,396,052	0.33%	N
Sandata Technologies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.15%	11.47%	7/23/2024	$1,052,140	1,035,468	1,052,140	0.05%	N
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	—	6.15%	11.46%	7/23/2024	$24,750,000	24,558,939	24,601,500	1.10%	N
Sandata Technologies, LLC	Sr Secured Revolver	SOFR(Q)	—	6.15%	11.48%	7/23/2024	$1,466,667	1,453,069	1,450,167	0.06%	N
								99,050,674	99,222,405	4.43%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	12.41%	6/28/2028	$7,393,627	$6,576,053	$5,567,401	0.25%	L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.34%	5/4/2028	$13,961,709	13,587,131	13,598,705	0.61%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.32%	5/4/2028	$3,245,721	3,123,962	3,105,032	0.14%	N
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	—	7.50%	12.93%	10/26/2026	$5,769,231	5,290,549	5,480,769	0.25%	N
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	0.50%	7.50%	12.93%	10/26/2026	$3,538,462	3,244,870	3,361,538	0.15%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(S)	1.00%	9.00%	14.58%	11/13/2028	$34,410,390	33,321,345	33,206,026	1.48%	G/N
								65,143,910	64,319,471	2.88%
Hotels, Restaurants and Leisure
Mesquite Bidco, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.44%	11/30/2029	$—	(62,689)	(61,224)	—	K/N
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.10%	12.44%	11/30/2029	$35,076,045	33,751,858	34,065,855	1.52%	N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	5.75%	11.07%	6/3/2027	$5,396,896	5,141,617	5,324,577	0.24%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Incremental Term Loan	SOFR(Q)	2.00%	5.75%	11.07%	6/3/2027	$3,377,440	3,215,111	3,332,183	0.15%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(Q)	2.00%	5.75%	11.07%	6/3/2027	$—	(5,701)	(5,874)	—	H/K/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	7.60%	12.92%	8/7/2028	$—	(38,199)	(29,673)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.92%	8/7/2028	$1,388,223	1,345,198	1,364,484	0.06%	N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.92%	8/7/2028	$24,111,700	23,345,382	23,699,390	1.06%	N
								66,692,577	67,689,718	3.03%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.31%	11/9/2029	$5,127,343	4,887,916	5,050,433	0.23%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	8/31/2029	$5,865,684	5,658,932	5,824,624	0.26%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.24%	8/31/2029	$1,470,756	1,418,990	1,460,461	0.07%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.08%	8/31/2028	$—	(7,311)	(5,197)	—	K/N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.84%	8/27/2026	$—	(486,812)	—	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	8/27/2026	$15,230,117	14,925,965	15,230,117	0.68%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.68%	10/1/2026	$6,681,454	6,494,687	6,427,558	0.29%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	SOFR(M)	1.00%	6.35%	13.75%	10/1/2026	$729,167	706,370	695,917	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.44%	11/1/2028	$5,897,348	5,759,409	5,897,348	0.26%	N
								34,470,230	35,530,828	1.59%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.58%	12/29/2027	$3,150,126	2,880,676	2,943,477	0.13%	N
Syndigo, LLC	Second Lien Term Loan	SOFR(M)	0.75%	8.00%	13.44%	12/14/2028	$16,815,342	16,248,891	15,974,575	0.71%	G/N
								19,129,567	18,918,052	0.84%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.48%	10/31/2025	$627,919	$617,791	$627,919	0.03%	N
Acquia, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.74%	10/31/2025	$25,299,736	25,120,410	25,299,736	1.13%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.84%	8/22/2027	$7,656,897	7,525,680	7,587,985	0.34%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	14.44%	10/25/2029	$27,879,880	22,414,693	8,085,165	0.36%	N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(7,533)	(5,656)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$4,283,754	4,140,482	4,213,929	0.19%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(27,340)	(20,529)	—	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$15,528,609	15,009,246	15,275,493	0.68%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	5.76% Cash + 2.50% PIK	13.57%	4/1/2026	$58,048,978	58,004,208	57,526,538	2.57%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2026	$3,505,898	1,016,020	3,285,026	0.15%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.84%	8/29/2029	$—	(9,498)	(9,450)	—	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$5,500,000	5,230,019	5,396,050	0.24%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	5.26%	10.57%	5/27/2027	$12,089,579	12,089,579	12,391,818	0.55%	F/L/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.44%	7/8/2027	$2,559,418	2,491,238	2,574,774	0.12%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.44%	7/8/2027	$—	18,310	28,495	0.00%	N
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.96%	6/8/2028	$19,627,359	18,790,792	19,109,197	0.85%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$5,482,807	4,666,096	3,445,039	0.15%	G
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.82%	7/27/2029	$27,000,000	21,856,427	8,144,955	0.36%	G
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.81%	2/1/2029	$—	(24,890)	—	—	K/N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.81%	2/1/2029	$13,175,394	12,911,747	13,228,096	0.59%	N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.83%	6/10/2027	$17,031,867	16,408,981	15,805,573	0.71%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.47%	4/6/2027	$44,652,507	42,669,564	40,276,561	1.80%	N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	8.15%	13.47%	4/6/2027	$3,347,493	3,199,106	3,019,439	0.13%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	12.55%	10/1/2024	$7,500,000	8,210,511	7,852,950	0.35%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.31%	8/16/2029	$4,574,177	4,436,608	4,594,303	0.21%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.31%	8/16/2028	$—	(549)	—	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.47%	1/24/2028	$4,709,933	4,511,589	4,659,537	0.21%	H/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.52%	12/1/2027	$822,389	745,758	600,344	0.03%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.50%	12/1/2027	$5,226,567	4,739,155	3,815,394	0.17%	N
								296,754,200	266,808,681	11.92%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.56%	10/19/2028	$—	(857)	—	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.56%	10/19/2028	$2,700,000	2,642,693	2,740,500	0.12%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.06%	11/8/2030	$—	(2,088)	(327)	—	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	11/8/2030	$1,569,811	1,521,462	1,566,672	0.07%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	13.44%	5/28/2029	$20,000,000	19,643,752	19,660,000	0.88%	G/N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.21%	2/4/2029	$2,867,296	2,696,076	2,795,614	0.12%	G

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.30%	12/30/2027	$—	$(35,787)	$(50,029)	—	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.30%	12/29/2028	$19,718,232	18,994,361	19,028,094	0.85%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.81%	5/13/2030	$—	(3,137)	(2,094)	—	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.81%	5/13/2030	$6,979,701	6,728,374	6,958,762	0.31%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.35%	12.69%	7/31/2025	$14,671,682	14,671,682	14,671,682	0.66%	N
								66,856,531	67,368,874	3.01%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00% Cash + 3.50% PIK	14.71%	6/15/2026	$73,093	73,053	70,739	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.00% Cash + 3.50% PIK	14.71%	6/15/2026	$145,721	144,729	141,029	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00% Cash + 3.50% PIK	14.71%	6/15/2026	$2,005,859	2,003,900	1,941,271	0.09%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.10%	12.48%	5/25/2027	$643,389	628,865	648,217	0.03%	G/J
								2,850,547	2,801,256	0.13%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.15%	12.47%	12/21/2028	$636,378	620,402	649,106	0.03%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$—	(24,231)	—	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$8,669,921	8,440,852	8,843,320	0.40%	N
								9,037,023	9,492,426	0.43%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.22%	8/5/2028	$19,708,566	19,308,306	19,905,651	0.89%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.21%	8/5/2028	$127,950	125,330	129,993	0.01%	N
								19,433,636	20,035,644	0.90%
Media
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	—	3.36% Cash + 1.50% PIK	10.19%	8/19/2026	$666,037	615,556	636,692	0.03%	L
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.11%	12.44%	10/19/2026	$17,631,760	16,693,754	14,388,222	0.64%	G
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	14.32%	10/3/2024	$29,855,839	29,762,789	22,421,735	1.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.5% PIK	12.82%	12/31/2024	$750,661	715,557	710,126	0.03%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.00%	8/23/2026	$13,940,604	13,453,016	12,950,821	0.58%	N
								61,240,672	51,107,596	2.28%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	9.50%	14.46%	4/12/2028	$1,324,151	1,324,151	1,324,151	0.06%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.08%	10/2/2029	$3,318,126	3,151,174	3,235,173	0.14%	N
								4,475,325	4,559,324	0.20%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$31,343,676	30,305,850	30,177,690	1.35%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$594,376	550,514	562,789	0.03%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.98%	12/23/2026	$13,877,020	13,395,875	13,339,980	0.60%	N
								44,252,239	44,080,459	1.98%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	16.49%	9/11/2026	$28,119,960	$26,715,848	$25,279,844	1.13%	N
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$15,088,478	15,078,310	15,088,478	0.67%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$—	(4,264)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	13.19%	6/1/2025	$8,146,376	7,567,314	1,914,398	0.09%	C/N
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.06%	4/26/2030	$12,507,465	11,608,982	10,944,032	0.49%	G/N
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.94%	5/14/2029	$15,000,000	14,766,407	15,000,000	0.67%	G/N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$1,483,871	1,430,069	1,458,645	0.07%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$—	(5,869)	(5,484)	—	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$—	(3,521)	(3,290)	—	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.58%	8/18/2028	$15,997,413	15,452,961	15,898,229	0.71%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	8/18/2028	$4,449,002	4,385,070	4,423,643	0.20%	N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.58%	8/18/2028	$—	(13,709)	(19,106)	—	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.05%	8/18/2028	$97,160	83,037	88,170	—	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.19%	2/17/2025	$23,890,586	23,467,696	23,269,431	1.04%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.19%	2/17/2025	$36,301,904	35,545,152	35,358,054	1.58%	H/L/N
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.93%	6/28/2026	$965,310	917,317	950,831	0.04%	N
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	10.93%	6/28/2026	$3,770,363	3,582,897	3,713,808	0.17%	N
								133,857,849	128,079,839	5.73%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.05%	1/18/2030	$1,571,429	1,512,158	1,540,157	0.07%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.05%	1/18/2030	$—	(8,422)	(8,529)	—	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.61%	3/2/2026	$6,533,333	6,464,091	6,533,333	0.29%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.94%	3/21/2027	$12,843,151	12,526,512	12,746,827	0.57%	N
								20,494,339	20,811,788	0.93%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan (1.0% Exit Fee)	SOFR(S)	1.00%	7.68%	12.90%	4/8/2027	$55,000,000	54,213,528	54,621,416	2.44%	L/N
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.74%	12/29/2027	$7,158,477	6,870,274	6,585,799	0.29%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.43%	12/29/2026	$1,928,157	1,669,126	1,635,603	0.07%	G/N
								8,539,400	8,221,402	0.36%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.94%	12/29/2025	$13,429,501	13,207,057	13,328,779	0.60%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.44%	3/11/2027	$33,768,629	33,312,904	33,856,428	1.51%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	11.98%	4/13/2027	$1,179,477	1,151,434	1,149,990	0.05%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.65% Cash + 3.25% PIK	12.23%	4/13/2027	$17,819,037	$17,425,871	$17,373,561	0.78%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.14%	4/30/2026	$1,778,731	1,736,660	1,778,731	0.08%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.19%	4/30/2026	$15,515,007	15,203,585	15,515,007	0.69%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(M)	1.00%	7.25%	12.57%	9/12/2029	$—	(11,054)	(10,679)	—	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(M)	1.00%	7.25%	12.57%	9/12/2029	$7,737,179	7,378,854	7,628,859	0.34%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.55%	9/8/2027	$5,832,706	5,634,037	5,693,304	0.25%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.56%	9/8/2027	$288,889	279,208	275,611	0.01%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.30%	9/8/2027	$1,792,281	1,738,662	1,768,802	0.08%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.84%	3/30/2029	$—	(4,844)	(4,228)	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.84%	3/30/2029	$6,040,409	5,806,478	5,998,126	0.27%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	13.10%	1/6/2026	$3,719,435	3,659,435	3,681,869	0.16%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	13.09%	1/6/2026	$7,326,537	7,213,988	7,252,539	0.32%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$—	(12,091)	(12,857)	—	K/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$5,512,641	5,243,573	5,402,389	0.24%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.18%	7/9/2029	$2,341,008	2,204,024	2,271,012	0.10%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.20%	7/9/2029	$1,808,789	1,702,703	1,754,707	0.08%	N
GTY Technology Holdings Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.20%	7/9/2029	$415,253	372,740	387,331	0.02%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	13.75%	7/9/2029	$—	(12,957)	(11,808)	—	K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	4.65% Cash + 2.25% PIK	12.18%	12/17/2027	$5,854,779	5,691,320	5,676,793	0.25%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Incremental Term Loan	SOFR(M)	1.00%	6.15%	11.47%	12/17/2027	$294,426	275,233	285,475	0.01%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	11.48%	12/17/2027	$452,667	439,930	438,480	0.02%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.19%	8/7/2028	$8,017,052	7,644,624	7,898,400	0.35%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$9,216,319	8,927,079	9,216,319	0.41%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.81%	6/25/2029	$34,368	32,218	34,368	—	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.83%	6/25/2029	$140,252	134,970	140,251	0.01%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$9,797,967	9,568,944	9,790,129	0.44%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.18%	9/15/2025	$7,318,167	7,188,817	7,173,999	0.32%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.10%	11.41%	9/24/2026	$—	(3,858)	(2,854)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.41%	9/24/2026	$6,279,056	6,156,149	6,216,266	0.28%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.93%	3/31/2027	$14,700,679	14,409,688	14,583,073	0.65%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.44%	3/31/2027	$1,572,860	1,542,260	1,560,277	0.07%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.81%	5/9/2028	$23,361,861	22,871,482	23,249,724	1.05%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.83%	5/9/2028	$—	(24,814)	(10,513)	—	H/K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	11.43%	8/31/2027	$16,057,115	$15,705,623	$16,057,115	0.72%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	SOFR(Q)	1.00%	6.13%	11.43%	8/31/2026	$—	(12,724)	—	—	K/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.83%	7/25/2029	$60,857	53,620	54,978	—	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.83%	7/25/2029	$2,762,077	2,616,770	2,685,844	0.12%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$—	(612)	—	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$5,717,521	5,571,843	5,746,108	0.26%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$—	10,917	6,965	—	N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	12.43%	12/21/2027	$—	(7,774)	(12,148)	—	K/N
Zilliant Incorporated	First Lien Term Loan (0.25% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	12.43%	12/21/2027	$3,891,468	3,720,179	3,731,917	0.17%	L/N
								235,742,151	239,598,439	10.71%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	11.81%	8/15/2029	$25,262,171	24,462,780	24,832,714	1.11%	G
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.60%	12.91%	7/2/2026	$10,877,600	10,467,940	10,660,048	0.48%	N
								34,930,720	35,492,762	1.59%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.23%	2/17/2026	$41,957,143	41,429,480	42,712,371	1.91%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.58%	9/8/2027	$25,417,903	24,917,422	25,417,903	1.14%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.58%	9/8/2027	$—	(16,751)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	11.99%	12/30/2026	$24,500,000	24,283,737	22,809,500	1.02%	N
								49,184,408	48,227,403	2.16%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	11.82%	9/17/2026	$14,625,000	14,276,011	14,493,375	0.65%	H/N

Total Debt Investments - 205.0% of Net Assets								2,046,427,336	1,954,367,643	87.37%

Equity Securities
Automobiles
AutoAlert, LLC	Common Stock						540,248	9,016,151	10,282,595	0.46%	D/E/F/N

Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests						91,445	—	—	—	D/E/N
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units					2/7/2030	7,191	673,788	1,321,641	0.06%	D/E/N
								673,788	1,321,641	0.06%
Chemicals
AGY Equity, LLC	Class A Preferred Stock						5,982,385	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock						4,187,669	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock						3,290,312	—	—	—	D/E/N
								485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock						364	—	—	—	D/E/H/N/O

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	$285,933	$316,531	0.01%	D/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	—	—	D/N
						285,933	316,531	0.01%
Construction & Engineering
Hylan Novellus LLC	Class A Units				117,124	13,817,817	1,533,200	0.07%	B/D/E/N

Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock			7/25/2030	3,980	73,107	275,013	0.01%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	15,793	287,104	1,091,275	0.05%	D/E/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	5,430	66,734	253,458	0.01%	D/E/H/N
Razor US LP	Common Units				263,206	—	—	—	D/N
Razor US LP	Class A Preferred Units	Fixed	3.00%		26,320,670	22,711,306	13,055,052	0.58%	N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	698	13,654	52,905	—	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			4/28/2028	213	20,680	81,046	0.00%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	21,091,269	18,289,138	0.82%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	18,289,138	0.82%	B/D/E/N
						57,685,016	51,387,025	2.29%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				27,214,897	27,214,897	47,457,337	2.12%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units				17,800,591	17,675,790	16,020,000	0.71%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units				351,847	351,847	81,869	0.00%	E/I/N
GACP II, LP (Great American Capital)	Membership Units				861,529	861,529	1,255,955	0.06%	E/I/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	—	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	—	D/F/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	161,420	0.01%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/27/2031	508	61	63	—	D/H/N/E
						46,132,146	64,976,644	2.90%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,094	216,336	201	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	42,279	—	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	5,004	—	D/E/N
						11,098,416	47,484	—
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	16	275,200	2,055,657	0.09%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	—	D/N/E

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	444,145	0.02%	D
Domo, Inc.	Warrants to Purchase Common Stock			2/17/2028	94,136	—	838,901	0.04%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	—	—	D/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	260,743	0.01%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	2,798,575	0.13%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	2,250,756	0.10%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,740,067	0.08%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	65,005	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	20,072	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,290,573	0.24%	D/E/N
						4,000,873	13,688,765	0.62%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	—	—	D/E/N

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	22,000	—	D/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	108,074	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	611,307	0.03%	D/E/H/N
						165,531	741,381	0.03%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	2,126,374	0.10%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	159,483	0.01%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	875,140	0.04%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/26/2027	1,712,930	577,843	—	—	D/E/N
						578,389	2,108	—
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	12,529,524	12,537,625	0.56%	E/N

Total Equity Securities - 17.0% of Net Assets						189,634,248	162,051,653	7.24%

Total Investments - 222.0% of Net Assets						$2,236,061,584	$2,116,419,296	94.61%

Cash and Cash Equivalents - 12.6% of Net Assets							$120,572,710	5.39%

Total Cash and Investments - 234.6% of Net Assets							$2,236,992,006	100.00%	M

	Interest Rate Swap as of March 31, 2024
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Derivative Liability at Fair Value
Interest rate swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	35,000,000	$(1,670,896)

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

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

Excluding $586,903,708 of investments acquired in connection with the Merger, aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $20,010,665 and $24,318,666, respectively, for the three months ended March 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2024 was $2,101,742,667 or 94.0% of total cash and investments of the Company. As of March 31, 2024, approximately 18.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$5,954,228	$5,902,287	$5,817,281	0.35%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$662,974	658,294	647,726	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.79%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.13%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40%	14.79%	3/31/2029	$9,256,229	9,256,229	9,256,229	0.55%	F/N
								34,629,441	34,533,867	2.07%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.45%	4/30/2027	$7,063,314	6,974,654	6,554,755	0.39%	N

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.88%	2/7/2025	$21,791,007	21,536,495	21,965,335	1.32%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.89%	2/7/2025	$24,415,870	23,922,187	24,391,455	1.46%	L/N
								45,458,682	46,356,790	2.78%
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/23/2028	$357,969	350,756	352,349	0.02%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	8/23/2028	$248,281	243,106	244,383	0.01%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	ABR	0.75%	5.25%	13.75%	8/23/2027	$19,583	18,469	18,684	—	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	12.79%	8/31/2029	$7,767,802	7,676,913	7,426,019	0.45%	N
								8,289,244	8,041,435	0.48%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2024	$315,185	198,154	—	—	C/H/N
								1,081,667	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$—	(29,212)	(36,515)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$8,825,389	8,648,881	8,604,754	0.51%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$—	(58,423)	(73,029)	—	K/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$2,481,621	2,438,418	2,352,577	0.14%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.18%	11/23/2027	$2,788,293	2,744,082	2,643,302	0.16%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$690,482	679,463	654,577	0.04%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(S)	1.00%	10.00%	15.47%	3/11/2027	$5,237,535	5,086,500	5,232,821	0.31%	B/N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	13.47%	2/22/2026	$4,983,707	4,983,707	4,979,720	0.30%	B/N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$—	(21,388)	(12,565)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.03%	2/1/2030	$816,228	761,052	784,845	0.05%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$5,126,947	4,990,101	5,050,043	0.30%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$214,651	210,049	210,358	0.01%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$9,578	7,913	8,016	—	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$331,201	324,038	324,577	0.02%	N
								30,765,181	30,723,481	1.84%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$7,500,000	$7,346,913	$7,237,500	0.43%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$2,500,000	2,450,322	2,412,500	0.14%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$—	(7,333)	(4,947)	—	K/N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$2,159,767	2,100,379	2,121,323	0.13%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.71%	12/14/2027	$6,852,007	6,732,469	6,714,966	0.41%	N
								18,622,750	18,481,342	1.11%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.04%	12/14/2029	$13,079,848	12,836,393	11,667,224	0.70%	N

Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.11%	6/30/2026	$7,037,045	6,962,201	6,389,637	0.38%	L/N

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$457,642	449,013	453,477	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$—	(631)	(385)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.37%	4/30/2025	$43,330,478	43,409,327	41,632,537	2.50%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$4,818,557	4,818,557	4,659,545	0.28%	H/N
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$—	—	(55,380)	—	H/K/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$18,438,731	18,438,731	18,235,905	1.09%	H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$20,812,783	20,812,783	20,583,842	1.23%	H/N
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.26%	14.61%	12/18/2026	$33,034,714	32,603,849	16,076,839	0.96%	C
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	13.82%	10/15/2025	$19,398,793	19,438,393	13,171,781	0.79%	C/N
								139,970,022	114,758,161	6.88%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$8,082,534	8,071,292	7,952,405	0.48%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$—	(841)	(11,651)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$52,318,937	52,318,937	52,318,937	3.13%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/29/2029	$1,263,739	1,239,642	1,276,376	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$101,227	99,281	102,239	0.01%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.35%	8/31/2028	$—	(1,973)	—	—	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.38%	8/29/2029	$154,375	151,371	155,919	0.01%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$696,464	685,047	682,883	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$193,462	190,274	189,690	0.01%	N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.97%	7/5/2026	$17,633,544	17,441,040	17,280,873	1.04%	N
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.87%	11/20/2030	$1,000,000	960,000	997,500	0.06%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.23%	10/4/2027	$399,109	397,266	393,271	0.02%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.63%	10/4/2027	$—	(94)	(335)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.40%	14.78%	2/11/2025	$43,629,951	43,288,691	42,102,902	2.52%	H/L/N
								124,839,933	123,441,009	7.40%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	14.26%	10/31/2025	$26,345,954	$26,259,652	$13,831,626	0.83%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2024	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2023	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2023	$5,535,517	5,535,517	1,367,273	0.08%	D/F/H/N
								14,224,535	1,468,588	0.09%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$8,086,281	7,990,592	7,932,642	0.48%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$—	(6,114)	(10,346)	—	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.85%	13.23%	3/14/2026	$13,767,771	13,638,522	13,492,416	0.81%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.85%	13.23%	3/14/2026	$—	(4,367)	(12,146)	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$23,802,071	23,478,616	23,159,415	1.39%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$1,050,166	1,029,786	1,002,909	0.06%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.52%	10/2/2028	$5,727,820	5,707,000	5,584,624	0.33%	N
Sandata Technologies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.15%	11.51%	7/23/2024	$860,842	841,342	860,842	0.05%	N
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	—	6.15%	11.50%	7/23/2024	$20,250,000	20,206,261	20,169,000	1.21%	N
Sandata Technologies, LLC	Sr Secured Revolver	SOFR(Q)	—	6.15%	11.52%	7/23/2024	$1,200,000	1,195,468	1,191,000	0.07%	N
								74,077,106	73,370,356	4.40%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.45%	6/28/2028	$4,621,017	4,553,794	3,830,823	0.23%	L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$10,236,675	10,080,420	9,956,190	0.59%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	5/4/2028	$692,838	635,134	584,359	0.04%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(S)	1.00%	9.00%	14.88%	11/13/2028	$27,855,847	27,242,251	26,184,497	1.57%	G/N
								42,511,599	40,555,869	2.43%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.26%	10.61%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.73%	F/N
Mesquite Bidco, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.48%	11/30/2029	$—	(47,562)	(47,562)	—	K/N
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.10%	12.48%	11/30/2029	$26,159,150	25,382,587	25,374,376	1.52%	N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.11%	6/3/2027	$228,588	225,234	225,296	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	11.11%	6/3/2027	$18,519	18,257	18,252	—	H/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(S)	1.00%	7.60%	12.98%	8/7/2028	$—	(32,730)	(23,380)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.97%	8/7/2028	$—	(26,241)	(18,704)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.98%	8/7/2028	$18,093,621	17,616,543	17,767,936	1.07%	N
								55,225,667	55,385,793	3.33%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.37%	11/9/2029	$666,667	650,234	640,000	0.04%	Notes

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$1,800,000	$1,769,190	$1,782,000	0.11%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$375,115	367,470	370,601	0.02%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2028	$—	(3,563)	(2,273)	—	K/N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$—	(535,197)	—	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/27/2026	$10,152,275	10,015,937	10,152,275	0.61%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.71%	10/1/2026	$4,784,799	4,733,187	4,540,774	0.27%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	SOFR(M)	1.00%	6.35%	11.70%	10/1/2026	$520,833	514,360	488,958	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.47%	11/1/2028	$2,957,002	2,922,362	2,945,174	0.18%	N
								19,783,746	20,277,509	1.22%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.79%	12/29/2027	$954,643	899,762	888,295	0.05%	N
Syndigo, LLC	Second Lien Term Loan	SOFR(M)	0.75%	8.00%	13.48%	12/14/2028	$12,141,870	12,011,417	11,109,811	0.67%	G/N
								12,911,179	11,998,106	0.72%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	10/31/2025	$930,531	918,376	930,531	0.06%	N
Acquia, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.74%	10/31/2025	$25,299,736	25,087,954	25,299,736	1.52%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.85%	8/22/2027	$5,717,940	5,670,100	5,609,300	0.34%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	14.48%	10/25/2029	$20,715,038	20,393,463	12,429,023	0.75%	G/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(6,180)	(4,180)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$3,000,000	2,920,136	2,948,400	0.18%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(22,430)	(15,170)	—	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$10,875,000	10,585,492	10,687,950	0.64%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	5.76% Cash + 2.50% PIK	13.64%	4/1/2025	$57,683,682	57,621,710	57,452,947	3.45%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,423,038	933,160	3,269,001	0.20%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$—	(1,970)	(2,058)	—	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$916,667	894,416	894,025	0.05%	N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.47%	7/8/2027	$530,257	526,407	530,257	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% cash + 2.50% PIK	12.96%	6/8/2028	$7,749,018	7,627,539	7,520,422	0.45%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$4,196,286	3,854,119	3,252,122	0.20%	G
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.89%	7/27/2029	$20,000,000	19,770,718	8,000,000	0.48%	G
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.13%	2/1/2029	$—	(26,159)	—	—	K/N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.88%	2/1/2029	$9,838,988	9,620,806	9,947,217	0.60%	N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.84%	6/10/2027	$12,171,367	12,078,305	11,209,829	0.67%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.56%	4/6/2027	$32,582,872	32,162,182	31,768,301	1.91%	N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	8.15%	13.56%	4/6/2027	$1,878,109	1,850,684	1,817,680	0.11%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.10%	13.46%	4/2/2027	$9,903,019	9,797,435	9,903,019	0.59%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	12.55%	10/1/2024	$7,500,000	$8,205,097	$8,017,274	0.47%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.36%	8/16/2029	$462,462	454,559	462,092	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.36%	8/16/2028	$—	(580)	(83)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.53%	1/24/2028	$541,794	533,702	536,431	0.03%	H/I/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.58%	12/1/2027	$584,388	576,331	383,359	0.02%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.57%	12/1/2027	$3,629,082	3,577,053	2,380,678	0.14%	N
								235,602,425	215,228,103	12.92%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$—	(903)	—	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$450,000	440,589	456,750	0.03%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$—	(2,003)	(818)	—	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$784,906	765,420	777,057	0.05%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	13.47%	5/28/2029	$15,000,000	14,897,865	14,610,000	0.88%	G/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.35%	12/30/2027	$—	(25,722)	(29,959)	—	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	12/29/2028	$14,796,820	14,395,217	14,382,509	0.86%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.88%	5/13/2030	$—	(2,053)	(540)	—	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.88%	5/13/2030	$900,000	878,238	894,600	0.05%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	12.74%	7/31/2025	$—	—	—	—	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.35%	12.74%	7/31/2025	$14,671,682	14,671,682	14,671,682	0.88%	N
								46,018,330	45,761,281	2.75%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00% cash + 3.50% PIK	14.92%	6/15/2024	$71,413	71,322	68,713	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.00% cash + 3.50% PIK	14.94%	6/15/2024	$142,322	142,142	136,942	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00% cash + 3.50% PIK	14.95%	6/15/2024	$1,959,653	1,956,621	1,885,579	0.11%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.10%	12.48%	5/25/2027	$98,500	95,531	99,214	0.01%	G/J
								2,265,616	2,190,448	0.13%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(16,005)	10,925	—	K/N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(25,480)	—	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$6,489,635	6,287,606	6,619,428	0.40%	N
								6,246,121	6,630,353	0.40%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.28%	8/5/2028	$13,593,271	13,341,301	13,865,137	0.83%	N
								13,341,301	13,865,137	0.83%
Media
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.11%	12.47%	10/19/2026	$14,500,000	14,189,402	11,672,500	0.70%	G
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	14.39%	1/3/2024	$29,509,107	29,369,194	23,666,304	1.42%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.50% PIK	12.89%	12/31/2024	$375,800	372,235	355,131	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.00%	8/23/2026	$10,364,664	10,236,830	9,214,186	0.55%	N
								54,167,661	44,908,121	2.69%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	14.50%	4/12/2024	$1,324,151	1,324,151	1,324,151	0.08%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	10/2/2029	$1,000,000	970,518	975,000	0.06%	N
								2,294,669	2,299,151	0.14%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$20,158,690	19,877,911	19,467,247	1.17%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$107,443	104,030	101,300	0.01%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.56%	12/23/2026	$10,413,534	10,166,872	10,038,647	0.60%	N
								30,148,813	29,607,194	1.78%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	16.57%	9/11/2026	$23,709,677	22,839,598	20,508,871	1.23%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$15,127,466	$15,097,104	$15,127,466	0.91%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$—	(4,975)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	7.75%	6/1/2025	$8,146,376	7,567,314	1,710,739	0.10%	C/N
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.13%	4/26/2030	$7,500,000	7,377,765	6,562,500	0.39%	G/N
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.97%	5/14/2029	$10,000,000	9,937,579	10,000,000	0.60%	G/N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$—	—	(5,760)	—	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.10%	8/18/2028	$66,269	60,824	63,690	—	N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$8,783,644	8,656,913	8,728,775	0.52%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$18,590,587	18,462,713	18,107,231	1.10%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$26,409,413	26,210,523	25,722,768	1.54%	H/L/N
								93,365,760	86,017,409	5.16%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.84%	3/2/2026	$4,666,667	4,666,667	4,634,000	0.28%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.97%	3/21/2027	$8,181,818	8,057,028	8,116,364	0.48%	N
								12,723,695	12,750,364	0.76%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	7.68%	13.18%	4/8/2025	$40,000,000	39,746,666	39,840,000	2.39%	N

Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.79%	12/29/2027	$5,354,918	5,276,269	4,872,975	0.29%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.46%	12/29/2026	$1,422,037	1,241,272	1,166,324	0.07%	G/N
								6,517,541	6,039,299	0.36%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.97%	12/29/2025	$9,958,261	9,867,485	9,878,595	0.59%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.47%	3/11/2027	$25,095,612	24,913,264	25,165,879	1.51%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	4/13/2027	$756,022	746,002	728,107	0.04%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.65% Cash + 3.25% PIK	12.20%	4/13/2027	$13,071,448	12,935,644	12,653,162	0.76%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.14%	4/30/2026	$1,285,939	1,258,628	1,285,940	0.08%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.19%	4/30/2026	$11,299,209	11,115,593	11,412,201	0.68%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$—	(2,132)	(1,526)	—	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$910,256	888,370	894,782	0.05%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$2,916,353	2,887,546	2,842,277	0.17%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$83,334	80,684	76,278	—	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.35%	9/8/2027	$866,891	855,048	854,668	0.05%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$—	(1,995)	—	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$909,091	888,144	910,909	0.05%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	13.15%	1/6/2026	$2,758,041	2,739,098	2,738,734	0.16%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	13.18%	1/6/2026	$5,432,783	5,401,609	5,394,754	0.32%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$—	(1,938)	(2,250)	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$910,052	$892,951	$890,941	0.05%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$270,653	266,496	270,464	0.02%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$209,142	205,823	208,996	0.01%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	PRIME(Q)	0.75%	5.25%	13.75%	7/9/2029	$4,616	3,880	4,583	—	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	3.25% Cash + 3.00% PIK	11.43%	12/17/2027	$4,211,805	4,154,469	4,075,764	0.24%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	11.52%	12/17/2027	$323,333	318,904	312,567	0.02%	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$1,000,000	979,213	985,100	0.06%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$1,649,934	1,629,453	1,641,684	0.10%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$6,153	4,970	5,652	—	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$25,269	24,067	24,767	0.00%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.21%	11/1/2027	$6,398,042	6,288,112	6,392,284	0.39%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$5,438,594	5,402,895	5,315,138	0.32%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$—	(3,460)	(2,318)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$4,679,002	4,623,559	4,628,001	0.28%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.50%	3/31/2027	$10,872,518	10,744,790	10,687,685	0.65%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.51%	3/31/2027	$1,163,276	1,150,316	1,143,500	0.07%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.87%	5/9/2028	$16,706,836	16,454,610	16,636,667	1.01%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	0.065	11.87%	5/9/2028	$—	(23,540)	(6,727)	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2027	$10,073,776	9,928,598	9,993,186	0.60%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2026	$—	(14,030)	(10,048)	—	K/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$17,388	15,674	15,635	—	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$791,143	768,243	768,358	0.05%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(644)	—	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$391,962	385,520	393,922	0.02%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(1,560)	478	—	K/N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$—	(1,967)	(7,259)	—	K/N
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$1,921,454	1,895,963	1,827,303	0.11%	N
								140,664,355	141,028,833	8.46%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	12.10%	8/15/2029	$20,773,018	20,186,136	20,170,600	1.21%	G
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.60%	12.96%	7/2/2026	$4,456,250	4,406,443	4,327,019	0.26%	N
								24,592,579	24,497,619	1.47%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	2/17/2026	$31,114,286	30,738,884	31,612,114	1.90%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$15,555,556	$15,393,224	$15,555,556	0.93%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$—	(17,961)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	12/30/2026	$24,562,500	24,322,997	22,695,750	1.36%	N
								39,698,260	38,251,306	2.29%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	11.86%	9/17/2026	$9,775,000	9,629,432	9,679,205	0.58%	H/N

Total Debt Investments - 202.1% of Net Assets								1,486,675,592	1,389,190,356	83.33%

Equity Securities
Automobiles
AutoAlert, LLC	Common Stock						540,248	9,016,151	9,985,207	0.60%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units					2/7/2030	7,030	645,121	1,438,087	0.09%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock						1,786,785	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock						1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock						982,732	—	—	—	D/E/N
								485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock						364	—	—	—	D/E/H/N/O

Construction & Engineering
Hylan Novellus LLC	Class A Units						117,124	13,817,817	2,827,373	0.17%	B/D/E/N

Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	2,895	—	308,983	0.02%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	11,532	—	1,230,810	0.07%	D/E/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	3,966	—	293,563	0.02%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	295,667	—	—	—	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	516	—	485,055	0.03%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	158	—	687,200	0.04%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units						17,858,122	20,377,566	24,629,566	1.47%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units						17,858,122	13,421,162	24,629,566	1.48%	B/D/E/N
								33,798,728	52,264,743	3.13%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		27,214,897	$27,214,897	$50,541,000	3.03%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,800,591	17,675,790	16,376,544	0.98%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		351,847	351,847	107,310	0.01%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		3,716,866	3,716,866	3,914,270	0.23%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	148,681	0.01%	D/E/H/N
				48,959,400	71,087,805	4.26%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock		257,369	153,398	34,000	—	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock		500,000	500,000	2,000	—	D/E/N
				11,098,416	36,000	—
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,055,657	0.12%	D/E/N
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units		604,479	787,032	135,403	0.01%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock		49,792	1,543,054	512,360	0.03%	D
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	713,161	0.04%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	3,112,163	0.19%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	1,049,996	276,492	2,491,582	0.15%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	10/3/2028	1,511,002	93,407	1,288,026	0.08%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	70,600	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	14,337	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,300,000	0.32%	D/E/N
				3,213,841	13,487,892	0.81%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C		657,932	2,001,384	—	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	108,334	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	612,069	0.04%	D/E/H/N
				144,327	720,403	0.05%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	1,799,178	0.11%	B/D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)

Pharmaceuticals
Inotiv, Inc.	Common Stock						14,578	$—	$53,501	—	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	843,074	0.05%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	7,706	—	1,541	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock					3/26/2027	1,712,930	577,843	—	—	D/E/N
								577,843	1,541	—

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed		12.50%	12.50%		7,108	9,005,081	9,014,890	0.54%	E/N

Total Equity Securities - 24.1% of Net Assets								164,714,421	165,750,754	9.94%

Total Investments - 226.2% of Net Assets								$1,651,390,013	$1,554,941,110	93.27%

Cash and Cash Equivalents - 16.3% of Net Assets									$112,241,946	6.73%

Total Cash and Investments - 242.5% of Net Assets									$1,667,183,056	100.00%	M

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

March 31, 2024

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

Investment operations are conducted through the Company's wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company ("SVCP"), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), TCPC Funding II, LLC, a Delaware limited liability company ("TCPC Funding II"), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 (the “1934 Act”) and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP (including effective from the closing (the "Closing") of the Merger (as defined below) on March 18, 2024, the consolidated accounts of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Series H of SVOF/MM, LLC serves as the administrator of the Company (the “Administrator”). The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II, Merger Sub and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly owned subsidiary of BlackRock, Inc., with the Advisor as the surviving entity.

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

On March 18, 2024, the Company completed its previously announced acquisition of BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), pursuant to the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), dated as of January 10, 2024, by and among the Company, BCIC, Merger Sub, and solely for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC, a Delaware limited liability company and investment advisor to BCIC (“BCIA”), and the Advisor. Pursuant to the Merger Agreement, BCIC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP and an indirect wholly-owned subsidiary of the Company (the "Merger"). As a result of, and as of the effective time of, the Merger, BCIC’s separate corporate existence ceased.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

1. Organization and Nature of Operations — (continued)

See “Note 12 – Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

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

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

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

At March 31, 2024, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$603,628	$603,628
2	Other direct and indirect observable market inputs (3)	30,058,739	—	—	30,058,739
3	Independent third-party valuation sources that employ significant unobservable inputs	1,852,766,795	71,542,109	160,570,777	2,084,879,681
3	Valuation Designee valuations with significant unobservable inputs	—	—	877,248	877,248
Total		$1,882,825,534	$71,542,109	$162,051,653	$2,116,419,296

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,624,998,146	Income approach	Discount rate	9.9% - 27.0% (13.9%)
	135,757,853	Market quotations	Indicative bid/ask quotes	1 - 7 (1)
	73,215,520	Market comparable companies	Revenue multiples	0.5x - 1.9x (1.4x)
	10,670,165	Market comparable companies	EBITDA multiples	3.8x - 10.3x (7.7x)
	1,914,398	Option Pricing Model	EBITDA/Revenue multiples	2.2x (2.2x)
			Implied volatility	35.0% (35.0%)
			Term	2.1 years (2.1 years)
	1,333,246	Asset approach (2)	N/A	N/A
	4,877,467	Transaction approach (3)	N/A	N/A
Other Corporate Debt	18,680,606	Income approach	Discount rate	13.7% - 14.2% (14.1%)
	—	Market comparable companies	Revenue multiples	3.0x (3.0x)
	542,566	Market comparable companies	EBITDA multiples	10.3x (10.3x)
	52,318,937	Market comparable companies	Book value multiples	1.6x (1.6x)
Equity	12,537,625	Income approach	Discount rate	13.4 - 14.2% (13.4%)
	875,140	Market comparable companies	Revenue multiples	1.1x - 3.0x (1.1x)
	3,976,105	Market comparable companies	EBITDA multiples	3.8x - 10.3x (4.7x)
	63,477,337	Market comparable companies	Book value multiples	0.9x - 1.6x (1.4x)
	66,905,742	Option Pricing Model	EBITDA/Revenue multiples	0.8x - 14.0x (9.1x)
			Implied volatility	45.0% - 75.0% (54.1%)
			Term	0.8 years - 4.0 years (2.4 years)
	2,055,657	Transaction approach (3)	N/A	N/A
	11,620,419	Asset approach (4)	N/A	N/A
$2,085,756,929

(1)
Weighted by fair value.
(2)
Fair value was determined using an asset approach and is based on the remaining cash held, net of all liabilities.
(3)
Fair value was determined using the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction.
(4)
Fair value was determined based on the most recently available net asset value of the issuer for identified changes in the valuations of the underlying portfolio of the issuer through the measurement date.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,289,587,391	$52,318,937	$164,340,278	$1,506,246,606
Net realized and unrealized gains (losses)	6,655,628	979,480	(28,688,781)	(21,053,673)
Acquisitions (1)	552,406,683	18,243,692	27,682,155	598,332,530
Dispositions	(20,143,099)	—	(2,762,875)	(22,905,974)
Transfers into Level 3 (2)	27,512,314	—	—	27,512,314
Transfers out of Level 3 (3)	(3,252,122)	—	—	(3,252,122)
Ending balance	$1,852,766,795	$71,542,109	$160,570,777	$2,084,879,681

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(2,531,121)	$979,480	$(28,688,781)	$(30,240,422)

(1)
Includes payments received in kind and accretion of original issue and market discounts and Level 3 investments acquired in connection with the Merger.
(2)
Comprised of three investments that were transferred from Level 2 due to reduced number of market quotes.
(3)
Comprised of one investment that was transferred to Level 2 due to increased number of market quotes.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$844,615	$844,615
Net realized and unrealized gains (losses)	—	—	32,087	32,087
Acquisitions (1)	—	—	546	546
Ending balance	$—	$—	$877,248	$877,248

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$32,087	$32,087

(1)
Includes payments received in kind and accretion of original issue and market discounts and Level 3 investments acquired in connection with the Merger.

At December 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$565,860	$565,860
2	Other direct and indirect observable market inputs (3)	47,284,029	—	—	47,284,029
3	Independent third-party valuation sources that employ significant unobservable inputs	1,289,587,391	52,318,937	164,340,278	1,506,246,606
3	Advisor valuations with significant unobservable inputs	—	—	844,615	844,615
Total		$1,336,871,420	$52,318,937	$165,750,753	$1,554,941,110

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603
Net realized and unrealized gains (losses)	3,018,083	862,966	(4,018,114)	(137,065)
Acquisitions (1)	74,099,564	37,036	9,928,017	84,064,617
Dispositions	(25,483,646)	0	(28,360)	(25,512,006)
Ending balance	$1,309,686,377	$69,351,439	$193,386,333	$1,572,424,149

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,125,051)	$862,965	$(4,016,421)	$(6,278,507)
(1)
Includes payments received in kind and accretion of original issue and market discounts

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$531,024	$1,415,738	$874,061	$2,820,823
Net realized and unrealized gains (losses)	(1,400)	157,305	(31,323)	124,582
Acquisitions (1)	$1,400	$—	$605,266	$606,666
Dispositions	(531,024)	(1,182,099)	(605,265)	(2,318,388)
Ending balance	$—	$390,944	$842,739	$1,233,683

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$157,304	$(375,150)	$(217,846)
(1)
Includes payments received in kind and accretion of original issue and market discounts

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at March 31, 2024 and December 31, 2023.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.5% of total investments at March 31, 2024 and December 31, 2023, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Merger Sub entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of Merger Sub’s 2025 Notes (as defined below) (see Note 4). The notional amount of the Interest Rate Swap is $35.0 million and matures on June 9, 2025. Under the swap agreement, Merger Sub receives a fixed interest rate of 2.633% and pays a floating interest rate of SOFR with payments due annually.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statement of Assets and Liabilities at March 31, 2024.

Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, Derivatives and Hedging, changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statement of Operations. As of March 31, 2024, the Interest Rate Swap had a fair value of $1.7 million, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract.

Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy.

During the three months ended March 31, 2023, the Company did not enter into any derivative transactions nor hold any derivative positions.

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

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2023, the Company had non-expiring capital loss carryforwards in the amount of $206,680,323 available to offset future realized capital gains.

As of December 31, 2023, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2023
Tax Cost	$1,631,931,217

Gross Unrealized Appreciation	$65,463,168
Gross Unrealized Depreciation	(142,453,275)
Net Unrealized Appreciation (Depreciation)	$(76,990,107)

On March 18, 2024, the Company completed its previously announced Merger with BCIC. Pursuant to the Merger Agreement, BCIC was merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP. The Merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the acquired BCIC investments for tax purposes. As a result of the Merger, BCIC’s separate existence ceased.

Recent Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective and can be adopted by all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies — (continued)

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. The impact of the Company’s adoption under the modified retrospective basis required an adjustment of $0.1 million to opening net assets for the remaining unamortized discount on the convertible senior unsecured notes due March 2022 issued by the Company (the “2022 Convertible Notes”), an increase to our debt balance in the amount of $0.1 million as a result of the recombination of the equity conversion component of the 2022 Convertible Notes, and $0.1 million lower interest expense on the Consolidated Statements of Operations. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

3. Management Fees, Incentive Fees and Other Expenses

On February 8, 2019, the shareholders of the Company approved an amended investment management agreement to be effective on February 9, 2019 between the Company and the Advisor which (i) reduced the base management fee on total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company from 1.50% to 1.00%, (ii) reduced the incentive compensation on net investment income and net realized gains (reduced by any net unrealized losses) from 20% to 17.5% and (iii) reduced the cumulative total return hurdle from 8% to 7%.

Accordingly, the Company’s base management fee was calculated at an annual rate of 1.50% on total assets (excluding cash and cash equivalents) up to an amount equal to 200% of the net asset value of the Company, and 1.00% thereafter. The base management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) that became effective at the Closing, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor's base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The base management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears.

In connection with the Merger, the Company also entered into a fee waiver agreement with the Advisor (the “Fee Waiver Agreement”). The Fee Waiver Agreement provides that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). For the quarter ended March 31, 2024, no advisory fee waiver was required.

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

In connection with the Merger, the Company and the Advisor agreed that, for the purposes of calculating adjusted net investment income and for purposes of incentive fee calculations under the Amended and Restated Investment Advisory Agreement, any amortization of original issue discount to interest income or any gains and losses resulting solely from accounting adjustments to the cost basis of the BCIC assets acquired in the Merger as required under applicable accounting guidance under ASC 805 will be excluded.

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2024 and December 31, 2023, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

4. Debt

Debt is comprised of unsecured notes due August 2024 issued by the Company (the “2024 Notes”), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) as of the Closing, unsecured notes due February 2026 issued by the Company (the “2026 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility entered into by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally entered into by BCIC and assumed by Merger Sub (“Merger Sub Facility”), and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being repaid on March 1, 2022, debt included $140.0 million in convertible senior unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes").

Total debt outstanding and available at March 31, 2024 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+2.00%	(2)	$167,985,035	$132,014,965	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	221,000,000	44,000,000	265,000,000	(8)
SBA Debentures	2024−2031	2.52%	(9)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.90%		249,750,603	—	249,750,603
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,693,658	—	325,693,658
Total leverage				1,306,429,296	$286,014,965	$1,592,444,261
Unamortized issuance costs				(3,616,588)
Debt, net of unamortized issuance costs				$1,302,812,708

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of March 31, 2024, $160.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.11%. $8.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Subject to certain funding requirements and a SOFR credit adjustment of 0.15%.
(5)
Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)
Debt assumed by the Company as a result of the Merger with BCIC.
(7)
The applicable margin for SOFR-based borrowings could be either 1.75% or 2.00% depending on a ratio of the borrowing base to certain committed indebtedness, and is also subject to a credit spread adjustment of 0.10%. If Merger Sub elects to borrow based on the alternate base rate, the applicable margin could be either 0.75% or 1.00% depending on a ratio of the borrowing base to certain committed indebtedness.
(8)
Merger Sub Facility includes a $60.0 million accordion which allows for expansion of the facility to up to $325.0 million subject to consent from the lender and other customary conditions.
(9)
Weighted-average interest rate, excluding fees of 0.35% or 0.36%.
(10)
The 2025 Notes consist of two tranches: $35.0 million aggregate principal amount with a fixed interest rate of 6.85% and $57.0 million aggregate principal amount bearing interest at a rate equal to SOFR plus 3.14%.

Total debt outstanding and available at December 31, 2023 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+2.00%	(2)	$163,168,808	$136,831,192	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
SBA Debentures	2024−2031	2.52%	(6)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.90%		249,596,009	—	249,596,009
2026 Notes ($325 million par)	2026	2.85%		325,791,013	—	325,791,013
Total leverage				988,555,830	$246,831,192	$1,235,387,022
Unamortized issuance costs				(3,355,221)
Debt, net of unamortized issuance costs				$985,200,609

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

4. Debt — (continued)

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
(4)
Subject to certain funding requirements and a SOFR credit adjustment of 0.15%.
(5)
Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)
Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

The combined weighted-average interest rates on total debt outstanding at March 31, 2024 and December 31, 2023 were 5.08% and 4.29%, respectively.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2024	2023
Interest expense	$12,151,028	$10,626,322
Amortization of deferred debt issuance costs	854,100	712,804
Commitment fees	225,096	210,045
Total	$13,230,224	$11,549,171

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, the estimated fair value of the Merger Sub Facility was $204.4 million, and the 2024 Notes, the 2025 Notes and the 2026 Notes had estimated fair values of $247.7 million, $92.1 million and $304.6 million, respectively. As of December 31, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $246.0 million and $303.9 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2024 Notes and 2026 Notes were determined using market quotations, and the estimated fair value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, the 2024 Notes, the 2026 Notes, the 2025 Notes and the SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy. The estimated fair value of the Merger Sub Facility as prepared for disclosure purposes was deemed to be Level 2 in the GAAP valuation hierarchy.

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

March 31, 2024

4. Debt — (continued)

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

Unsecured Notes

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

On March 18, 2024, Merger Sub entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the Closing. The Note Assumption Agreement relates to Merger Sub’s assumption of (a) $35.0 million aggregate principal amount of BCIC’s 6.85% Series 2022A Senior Notes, Tranche A, due December 9, 2025 (the “Tranche A Notes”) and (b) $57.0 million aggregate principal amount of BCIC’s Floating Rate Series 2022A Senior Notes, Tranche B due December 9, 2025 (the “Tranche B Notes” and, collectively with the Tranche A Notes, the “2025 Notes”) and other obligations of BCIC under the Master Note Purchase Agreement, dated as of April 21, 2022 (as amended by the First Amendment to the Master Note Purchase Agreement, dated as of March 13, 2024 (the “First Amendment”), and as further amended, supplemented or otherwise modified from time to time, the “Note Purchase Agreement”), among BCIC and certain institutional investors.

Pursuant to the Note Assumption Agreement, Merger Sub expressly assumed on behalf of BCIC the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement and the 2025 Notes, to be performed or observed by BCIC.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

4. Debt — (continued)

The Tranche A Notes bear interest at a fixed rate equal to 6.85% per annum (which was increased from 5.82% per annum effective as of the Closing) that is payable semi-annually. The Tranche B Notes bear interest at a rate equal to the SOFR plus 3.14% that is payable quarterly. The 2025 Notes will be due on December 9, 2025 unless redeemed, purchased or prepaid prior to such date by Merger Sub or its affiliates in accordance with their terms. Merger Sub may prepay the 2025 Notes at its option, subject to a prepayment premium, in an amount equal to 1% on or before June 9, 2024, 0.5% after June 9, 2024 but on or before June 9, 2025 and zero after June 9, 2025. In addition, Merger Sub will be obligated to offer to repay the 2025 Notes at par if certain change in control events occur.

As of March 31, 2024 and December 31, 2023, the components of the carrying value of 2024 Notes, 2025 Notes and 2026 Notes were as follows:

	March 31, 2024			December 31, 2023
	2024 Notes	2025 Notes	2026 Notes	2024 Notes	2025 Notes	2026 Notes
Principal amount of debt	$250,000,000	$92,000,000	$325,000,000	$250,000,000	N/A	$325,000,000
Original issue (discount)/ premium, net of accretion	(249,397)	—	693,658	(403,991)	N/A	791,013
Carrying value of debt	$249,750,603	$92,000,000	$325,693,658	$249,596,009	N/A	$325,791,013

For the three months ended March 31, 2024 and 2023, the components of interest expense for the 2024 Notes, 2025 Notes and 2026 Notes were as follows:

	Three Months Ended March 31,
	2024			2023
	2024 Notes	2025 Notes	2026 Notes	2024 Notes	2025 Notes	2026 Notes
Stated interest expense	$2,437,500	$313,711	$2,315,625	$2,437,500	N/A	$2,315,625
Amortization of original issue discount/ (premium)	154,594	—	(97,356)	147,206	N/A	(95,151)
Total interest expense	$2,592,094	$313,711	$2,218,269	$2,584,706	N/A	$2,220,474

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

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

On June 15, 2023, the Operating Facility was amended to update the terms of the interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2024, SVCP was in full compliance with such covenants.

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

Borrowings under Funding Facility II bore interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an agency fee of 0.15% per annum on the facility. The facility also accrued commitment fees of 0.35% per annum on the unused portion of the facility.

Since February 28, 2023, borrowings under Funding Facility II bore interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.00% per annum, which is subject to increase after the end of the revolving period or under other customary circumstances. The facility also accrues a 0.35% fee on drawn amounts and an agency fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility.

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of March 31, 2024, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

4. Debt — (continued)

Merger Sub Facility

On March 18, 2024, Merger Sub entered into an assumption agreement (the “Credit Assumption Agreement”), effective as of the Closing. The Credit Assumption Agreement relates to Merger Sub’s assumption of that certain Second Amended and Restated Senior Secured Revolving Credit Agreement, originally entered into on February 19, 2016, as amended as of August 8, 2016, June 5, 2017, March 15, 2018, August 30, 2019, May 22, 2020, April 23, 2021, April 26, 2023 and September 6, 2023 (as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the "Merger Sub Facility"), by and among BCIC (the "Initial Borrower"), Citibank, N.A., as administrative agent and the other parties thereto. The Merger Sub Facility provides for amounts to be drawn up to $265.0 million, by which Merger Sub may seek an increase in the commitments to $325.0 million in the aggregate (subject to satisfaction of certain conditions, including obtaining commitments). The Merger Sub Facility matures on September 6, 2028. Amounts outstanding under the Merger Sub Facility bear interest at a rate based on, at Merger Sub’s election, (i) in the case of ABR loans, a base reference rate equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the "Prime Rate" in effect on such day and (c) the adjusted term SOFR rate plus 1.00%, plus a margin ranging from 0.75% to 1.00% per annum, in the case of ABR loans, and 1.75% to 2.00% per annum, in the case of eurocurrency loans or SOFR loans, (ii) in the case of eurocurrency loans, a rate per annum equal to the adjusted CDOR rate or the adjusted EURIBOR rate, for loans denominated in Canadian dollars or in euros, respectively, plus, in either case, the Applicable Margin (as defined in the Merger Sub Facility) or (iii) in the case of SOFR loans, a rate per annum equal to the adjusted term SOFR rate plus the Applicable Margin. The Merger Sub Facility is secured by all of the assets held by Merger Sub as successor to BCIC.

SBA Debentures

As of March 31, 2024, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2024, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2024 and December 31, 2023 were as follows:

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

March 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk

SVCP, TCPC Funding, TCPC Funding II, Merger Sub and the SBIC conduct business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the San Francisco area and in New York.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers and the custodian. These activities may expose the Company to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Company, SVCP, TCPC Funding, TCPC Funding II, Merger Sub and the SBIC enter into contracts that contain a variety of indemnifications, and are engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$963,927	$723,670
Accordion Partners LLC	8/31/2028	267,403	111,925
Accuserve Solutions, Inc.	3/14/2030	4,329,698	N/A
Acquia, Inc.	10/31/2025	1,263,404	960,792
Alcami Corporation	12/21/2028	1,167,666	874,025
Alcami Corporation	12/21/2028	N/A	546,266
Alpine Acquisition Corp II (48Forty)	11/30/2026	254,733	71,628
AmeriLife Holdings, LLC	8/31/2028	742,492	227,273
AmeriLife Holdings, LLC	8/31/2029	N/A	76,212
Applause App Quality, Inc.	9/20/2025	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	662,632	544,531
Aras Corporation	4/13/2027	N/A	116,311
Avalara, Inc.	10/19/2028	270,000	45,000
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	592,910	428,647
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	89,744
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	266,667	194,444
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	882,000
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	243,000
CareATC, Inc.	3/14/2026	945,362	607,288
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	N/A
CrewLine Buyer, Inc. (New Relic)	11/8/2030	163,522	81,761
CSG Buyer, Inc. (Core States)	3/31/2028	3,994,290	2,921,165
CSG Buyer, Inc. (Core States)	3/31/2028	1,997,145	1,460,583
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	604,041	90,909
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	500,000	83,333
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	701,068	531,907
ESO Solutions, Inc.	5/3/2027	946,617	700,111
Fusion Holding Corp. (Finalsite)	9/15/2027	299,035	37,736
Fusion Risk Management, Inc.	5/22/2029	642,857	107,143
GTY Technology Holdings Inc.	7/9/2029	1,016,653	N/A
GTY Technology Holdings Inc.	7/9/2029	394,917	41,538
Gympass US, LLC	7/8/2027	4,749,182	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	N/A
ICIMS, Inc.	8/18/2028	3,081,653	886,195
ICIMS, Inc.	8/18/2028	1,353,001	330,556
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	14,000	10,000
Integrity Marketing Acquisition, LLC	8/27/2026	15,422,318	10,254,564
IT Parent, LLC (Insurance Technologies)	10/1/2026	145,833	104,167
James Perse Enterprises, Inc.	9/8/2027	3,416,914	1,944,444
Kaseya, Inc.	6/25/2029	521,184	93,900
Kaseya, Inc.	6/25/2029	416,280	75,000
Kellermeyer Bergensons Services, LLC	11/6/2028	39,048	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	1,708,595	1,275,925
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	837,680
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	389,083	277,917
Madison Logic Holdings, Inc.	12/30/2027	1,429,411	1,069,947

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

Mesquite Bidco, LLC	11/30/2029	2,125,821	1,585,403
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	9/19/2028	1,536,784	N/A
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	261,378	39,167
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	438,327	N/A
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,646,924	1,229,873
Oversight Systems, Inc.	9/24/2026	285,392	212,667
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	2,165,393	3,266,234
Pluralsight, Inc.	4/6/2027	N/A	539,019
PMA Parent Holdings, LLC	1/31/2031	750,000	N/A
Razor Group GmbH (Germany)	4/30/2025	N/A	3,834,569
Sailpoint Technologies Holdings, Inc.	8/16/2028	371,281	37,538
Sandata Technologies, LLC	7/23/2024	1,283,333	1,050,000
SellerX Germany GmbH (Germany)	5/23/2026	6,893,808	5,034,506
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	2,190,160	1,601,742
Serrano Parent, LLC (Sumo Logic)	5/13/2030	697,970	90,000
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	1,735,279	1,298,896
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	1,039,117
Sonny’s Enterprises, LLC	8/5/2027	177,253	N/A
Sonny’s Enterprises, LLC	8/5/2028	76,355	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,585,476	1,256,026
Superman Holdings, LLC (Foundation Software)	8/31/2027	344,596	N/A
Trintech, Inc.	7/25/2029	152,143	43,469
Vortex Companies, LLC	9/4/2029	858,797	N/A
Vortex Companies, LLC	9/4/2029	129,281	68,547
Wealth Enhancement Group, LLC	10/4/2027	445,999	26,980
Wealth Enhancement Group, LLC	10/4/2027	338,471	71,696
Xactly Corporation	7/31/2025	854,898	854,898
Zendesk Inc.	11/22/2028	1,393,091	95,503
Zendesk Inc.	11/22/2028	573,626	39,325
Zilliant Incorporated	12/21/2027	296,296	148,148
Total Unfunded Balances		90,850,874	54,556,095

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other Defendants, and attorneys’ fees and costs from all Defendants. the Company, the affiliated funds and the Advisor intend to vigorously defend against these claims. At this time, however, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result. On November 6, 2023, the Company, the affiliated funds, and the Advisor, and certain other Defendants filed motions to dismiss the lawsuit, which was fully briefed on February 12, 2024 and was argued in court on March 6, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2024 and December 31, 2023, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company, SVCP and Merger Sub and receives reimbursement from the Company. At March 31, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.1 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the quarters ended March 31, 2024 and 2023, expenses allocated pursuant to the Administration Agreement totaled $0.6 million and $0.4 million, respectively.

7. Stockholders’ Equity and Dividends

In accordance with the terms of the Merger Agreement, at the Closing, each outstanding share of BCIC’s common stock was converted into the right to receive 0.3834 shares (the “Exchange Ratio”) of common stock, par value $0.001 per share of the Company (with BCIC shareholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued 27,823,870 shares of its common stock on March 18, 2024 to former BCIC shareholders, after adjustment for BCIC shareholders receiving cash in lieu of fractional shares.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870
				$0.34	$19,640,870

In addition, the Company paid $7,257,191 of dividends payable assumed in the Merger that were declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024. Such amount was paid from BCIC cash and cash equivalents acquired by the Company in the Merger.

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
				$0.32	$18,485,524

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

7. Stockholders’ Equity and Dividends — (continued)

Dividend Reinvestment Plan

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP.

To “opt in”, a shareholder shall notify Computershare Trust Company, N.A., the DRIP plan administrator (the “Plan Administrator”), in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board of Directors for the distribution involved. The Plan Administrator will set up an account for shares acquired pursuant to the DRIP for each shareholder who has elected to participate in the DRIP (each a “Participant”). The amount of common stock to be issued to Participants pursuant to the DRIP will be calculated by reference to all shares of common stock owned by the Participant, whether held in its DRIP account or elsewhere. Common stock will be acquired by the Plan Administrator for the Participants’ accounts, through either (i) the receipt from the Company of additional unissued but authorized common stock (“newly issued common stock”) or (ii) the purchase of outstanding common stock in the open market (“open-market purchases”).

The Plan Administrator will acquire newly issued common stock on behalf of Participants if, on the distribution payment date, the closing market price per share of the Company’s common stock on the NASDAQ Global Select Market (or if no sale is reported for such day, the midpoint of the reported bid and asked prices) plus estimated per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) (the “Market Price”) is greater than the most recently published net asset value per common stock (“NAV”) (such condition referred to as a “market premium”). The number of shares of newly issued common stock to be credited to a Participant’s account will be determined by dividing the dollar amount of the distribution otherwise payable to the Participant by the greater of (i) the NAV or (ii) 95% of the Market Price on the distribution payment date.

Unless otherwise instructed by the Company at the direction of its Board of Directors, the Plan Administrator will acquire common Stock on behalf of Participants through open-market purchases if, on the distribution payment date, the Market Price is less than the most recently published NAV (such condition referred to as a “market discount”). In the event of a market discount on the distribution payment date, the Plan Administrator will have until the last business day before the next date on which the common stock trades on an “ex-distribution” basis or 30 days after the distribution payment date, whichever is sooner (the “last purchase date”), to invest the distribution amount in common stock acquired in open-market purchases. If shares are purchased in the open market with respect to a distribution, the number of shares to be credited to a Participant’s account shall be determined by dividing the dollar amount of the cash distribution otherwise payable to the Participant by the weighted average Market Price per share for all common stock purchased by the Plan Administrator in the open market. If the Plan Administrator is unable to invest the full distribution amount in open-market purchases, or if the market discount shifts to a market premium during the purchase period, the Plan Administrator may cease making open-market purchases and may use any uninvested portion to acquire newly issued shares. Investments in newly issued shares made in this manner would be made pursuant to the same process described above and the date of issue for such newly issued shares will substitute for the distribution payment date. If the Company instructs the Plan Administrator to purchase new shares of common stock when there is a market discount, the shares of common stock will be acquired in accordance with the same terms as outlined above when there is a market premium.

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

7. Stockholders’ Equity and Dividends — (continued)

Share Repurchase Plan

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 27, 2024, to be in effect through the earlier of two trading days after the Company’s first quarter 2024 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the three months ended March 31, 2024 and 2023.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net increase (decrease) in net assets from operations	$5,057,141	$22,713,879
Weighted average shares outstanding	62,047,859	57,767,264
Earnings (loss) per share	$0.08	$0.39

9. Subsequent Events

On April 24, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2024 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On May 1, 2024, the Company’s Board of Directors declared a second quarter regular dividend of $0.34 per share payable on June 28, 2024 to shareholders of record as of the close of business on June 14, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

10. Financial Highlights

	Three Months Ended March 31,
	2024	2023
Per Common Share
Per share NAV at beginning of period	$11.90	$12.93

Investment operations:
Net investment income (1)	0.45	0.44
Net realized and unrealized gain (loss) (1)	(0.59)	(0.05)
Total from investment operations	(0.14)	0.39

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	(0.28)	—

Dividends to common shareholders	(0.34)	(0.32)

Per share NAV at end of period	$11.14	$13.00

Per share market price at end of period	$10.43	$10.30

Total return based on market value (3) (4)	(6.7)%	(17.9)%
Total return based on net asset value (3) (5)	(3.6)%	3.0%

Shares outstanding at end of period	85,591,134	57,767,264

Ratios to average common equity: (6)
Net investment income	17.4%	15.8%
Expenses before incentive fee	11.5%	10.5%
Expenses and incentive fee	12.3%	11.2%

Ending common shareholder equity	$953,482,427	$750,982,145
Portfolio turnover rate	1.2%	1.2%
Weighted-average debt outstanding	$1,048,352,926	$1,004,741,584
Weighted-average interest rate on debt	4.7%	4.3%
Weighted-average number of common shares	62,047,859	57,767,264
Weighted-average debt per share	$16.90	$17.39

(1) Amounts shown reflect the impact of the purchase discount recorded in connection with the Merger and were computed based on the actual amounts earned or incurred by the Company divided by the actual shares outstanding in the respective accounting periods before and after the closing of the Merger on March 18, 2024.

(2) Calculated as the number of shares issued by the Company in connection with the Merger times the discount per share based on the closing price per share and the NAV per share at the time of the closing of the Merger.

(3) Not annualized.

(4) Total return based on market value equals the change in ending market value per share during share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.

(5) Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(6) Annualized, except for incentive compensation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended March 31, 2024.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of March 31, 2024 (Unaudited)	$167,985	$4,277
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Preferred Interests
As of March 31, 2024 (Unaudited)	N/A	N/A
Fiscal Year 2023	N/A	N/A	N/A	N/A
Fiscal Year 2022	N/A	N/A	N/A	N/A
Fiscal Year 2021	N/A	N/A	N/A	N/A
Fiscal Year 2020	N/A	N/A	N/A	N/A
Fiscal Year 2019	N/A	N/A	N/A	N/A
Fiscal Year 2018	N/A	N/A	N/A	N/A
Fiscal Year 2017	N/A	N/A	N/A	N/A
Fiscal Year 2016	N/A	N/A	N/A	N/A
Fiscal Year 2015	N/A	N/A	N/A	N/A
Funding Facility I
As of March 31, 2024 (Unaudited)	N/A	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Funding Facility II
As of March 31, 2024 (Unaudited)	$100,000	$4,277
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of March 31, 2024 (Unaudited)	$92,000	$4,277
SBA Debentures
As of March 31, 2024 (Unaudited)	$150,000	$4,277
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
2019 Convertible Notes
As of March 31, 2024 (Unaudited)	N/A	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
2022 Convertible Notes
As of March 31, 2024 (Unaudited)	N/A	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2024

11. Senior Securities — (continued)

2022 Notes
As of March 31, 2024 (Unaudited)	N/A	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of March 31, 2024 (Unaudited)	$250,000	$1,822
Fiscal Year 2023	250,000	1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of March 31, 2024 (Unaudited)	$92,000	$1,822
2026 Notes
As of March 31, 2024 (Unaudited)	$325,000	$1,822
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented (in 1,000’s).
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. For the Operating Facility, Funding Facility I, Funding Facility II and Merger Sub Facility, the asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

March 31, 2024

12. Merger with BlackRock Capital Investment Corporation

On March 18, 2024, the Company completed its previously announced acquisition of BCIC, pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of January 10, 2024, by and among the Company, BCIC, Merger Sub, and solely for the limited purposes set forth therein, BCIA, and the Advisor. Pursuant to the Merger Agreement, BCIC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP and an indirect wholly-owned subsidiary of the Company. As a result of, and as of the effective time of, the Merger, BCIC’s separate corporate existence ceased.

In connection with the Merger, the Company and the Advisor entered into the Amended and Restated Investment Advisory Agreement that became effective as of the Closing, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of the calculation. Prior to the Closing, the Advisor's base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The Company also entered into the Fee Waiver Agreement with the Advisor. The Fee Waiver Agreement provides that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit. The waiver amount in a given quarter cannot exceed the total advisory fees for such quarter.

In accordance with the terms of the Merger Agreement, at the Closing, each outstanding share of BCIC’s common stock was converted into the right to receive 0.3834 shares of common stock, par value $0.001 per share of the Company (with BCIC’s shareholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued 27,823,870 shares of its common stock to former BCIC shareholders, after adjustment for BCIC’s shareholders receiving cash in lieu of fractional shares.

The Merger has been accounted for as an asset acquisition of BCIC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50 ("ASC 805"), Business Combinations-Related Issues. The Company determined the fair value of the shares of the Company's common stock that were issued to former BCIC shareholders pursuant to the Merger Agreement plus transaction costs to be the consideration paid in connection with the Merger under ASC 805. The consideration paid to BCIC shareholders was less than the aggregate fair values of the BCIC assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The consideration paid was allocated to the individual BCIC assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets and liabilities (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the BCIC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the Merger. Immediately following the Merger, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in immediate recognition of net unrealized appreciation in the Consolidated Statement of Operations as a result of the Merger. The purchase discount allocated to the BCIC debt investments acquired will amortize over the remaining life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation or depreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to BCIC equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company may recognize a realized gain or loss with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

March 31, 2024

12. Merger with BlackRock Capital Investment Corporation — (continued)

The Merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the acquired BCIC investments for tax purposes.

Pursuant to the Merger Agreement, the Advisor, in the case of the Company, and BCIA, in the case of BCIC, would each bear 50% of the aggregate reasonable out-of-pocket costs and expenses incurred by the Company or BCIC, as applicable, up to a combined aggregate amount equal to $6.0 million (the “Merger transaction costs”). Net of Merger transaction costs borne by the Advisor, the Company capitalized $2.4 million of Merger transaction costs as part of the total consideration paid to acquire the assets and liabilities of BCIC.

The following table summarizes the allocation of the consideration paid to the assets acquired and liabilities assumed as a result of the Merger:

Common stock issued by the Company (1)	$280,464,610
Transaction costs	2,366,408
Total purchase price	$282,831,018
Assets acquired:
Investments(2)	$586,983,708
Cash and cash equivalents	11,670,610
Interest, dividends and fees receivable	10,373,421
Due from broker	2,048,141
Other assets	3,731,006
Total assets acquired	614,806,886
Liabilities assumed:
Debt	315,296,749
Dividends payable (3)	7,257,191
Management fees payable	1,888,664
Interest rate swap at fair value	1,674,309
Incentive fees payable	1,363,625
Other liabilities	4,495,330
Total liabilities assumed	331,975,868
Net assets acquired	$282,831,018
(1)
Based on the Company's market price of $10.08 and 27,823,870 shares of common stock issued by the Company at closing.
(2)
Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company's initial cost basis in the investments, and reflects the impact of a $21,886,848 purchase discount.
(3)
Declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024 and paid on March 29, 2024 out of BCIC cash and cash equivalents acquired by the Company.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2024
Hylan Intermediate Holdings II LLC, 2nd Lien Term Loan, SOFR + 10%, 1% SOFR Floor, due 3/11/2027	$222,230	$10,022,086	$-	$(16,989)	$110,114	$(4,789,265)	$5,325,946
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Term Loan, SOFR + 8%, 1% SOFR Floor, due 2/22/26	169,559	9,957,945	-	498	-	(4,978,225)	4,980,218
Hylan Novellus LLC, Class A Units	-	2,827,373	-	(1,294,173)	-	-	1,533,200
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	48,521	1,324,151	-	-	-	-	1,324,151
Iracore Investments Holdings, Inc., Class A Common Stock	-	1,799,178	-	327,196	-	-	2,126,374
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	713,703	24,629,566	-	(7,054,132)	713,704	-	18,289,138
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	-	24,629,566	-	(6,340,428)	-	-	18,289,138

Total	$1,154,013	$75,189,865	$—	$(14,378,028)	$823,818	$(9,767,490)	$51,868,165

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers' voting securities.
(2)
Also includes fee income as applicable.
(3)
Acquisitions include new purchases, PIK income and amortization of original issue and market discounts and investments acquired in connection with the Merger.
(4)
Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)(Unaudited)

Three Months Ended March 31, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2024
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/25	$1,375,762	52,318,937	$-	$-	$-	$-	$52,318,937
36th Street Capital Partners Holdings, LLC, Membership Units	-	50,541,000	-	(3,083,663)	-	-	47,457,337
Anacomp, Inc., Class A Common Stock	-	843,074	-	32,066	-	-	875,140
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	510,297	18,812,631	-	-	-	-	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	357,556	9,256,229	-	-	349,968	-	9,606,197
AA Acquisition Aggregator, LLC, Ordinary Shares	-	9,985,207	-	297,388	-	-	10,282,595
Conventional Lending TCP Holdings, LLC, Membership Units	306,573	16,376,544	-	(356,544)	-	-	16,020,000
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Conergy Asia Holdings Limited, Class B Shares	-	-	-	-	-	-	-
Fishbowl INC., Common Membership Units	-	135,403	-	(135,403)	-	-	-
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	658,861	12,089,579	-	302,239	-	-	12,391,818
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	-	-	-	566,352	13,114,254	-	13,680,606
Gordon Brothers Finance Company, Preferred Stock	-	-	-	-	-	-	-
Gordon Brothers Finance Company, Common Stock	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	-	101,315	-	166	-	-	101,481
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	-	1,367,273	-	(135,508)	-	-	1,231,765
Kawa Solar Holdings Limited, Ordinary Shares	-	-	-	-	-	-	-
Kawa Solar Holdings Limited, Series B Preferred Shares	-	-	-	-	-	-	-
Total	$3,209,049	$171,827,192	$—	$(2,512,907)	$13,464,222	$—	$182,778,507

Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers' voting securities.
(2)
Also includes fee income as applicable.
(3)
Acquisitions include new purchases, PIK income and amortization of original issue and market discounts and investments acquired in connection with the Merger.
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2024

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/20
AGY Equity, LLC, Class B Preferred Units	9/3/20
AGY Equity, LLC, Class C Common Units	9/3/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	3/30/22
Marsico Holdings, LLC Units	3/15/24
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	4/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/23
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/23
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Stitch Holdings LP, LP Units	3/15/24
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/23
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21
WorldRemit Group Limited, Warrants to Purchase Series E Stock	3/15/24

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/20
AGY Equity, LLC, Class B Preferred Units	9/3/20
AGY Equity, LLC, Class C Common Units	9/3/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	3/30/22
PerchHQ, Warrants for Common Units	9/30/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	4/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/23
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/23
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

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
•
our ability to maintain our qualification as a regulated investment company and as a business development company; and
•
the ability to realize benefits anticipated by the Merger; and
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks.

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC ("TCPC Funding II") TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the 1934 Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect wholly owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

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

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally issued by BCIC and assumed by Merger Sub ("Merger Sub Facility"), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the "2025 Notes"), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”) and $160.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2024 Notes, the 2025 Notes and the 2026 Notes, the “Leverage Program”). Prior to being repaid on March 1, 2022, debt included $140.0 million in Convertible unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes")

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our shareholders generally at least 90% of our investment company taxable income, as defined by the Internal Revenue Code of 1986, as amended, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our shareholders provided that we satisfy those requirements.

On September 6, 2023, the Company entered into the Merger Agreement with BCIC, Merger Sub, and, solely for the limited purposes set forth therein, BCIA and the Advisor. On March 18, 2024, the Company completed its previously announced Merger with BCIC. Pursuant to the Merger Agreement, BCIC was merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP. As a result of the Merger, BCIC’s separate existence ceased.

In accordance with the terms of the Merger Agreement, at the Closing, each outstanding share of BCIC’s common stock was converted into the right to receive 0.3834 shares (the “Exchange Ratio”) of common stock, par value $0.001 per share of the Company (with BCIC shareholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued 27,823,870 shares of its common stock to former BCIC shareholders, after adjustment for BCIC’s shareholders receiving cash in lieu of fractional shares.

See “Note 12 – Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2024, 81.4% of our total assets were invested in qualifying assets.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, incentive compensation, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive compensation remunerates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement with the Administrator provides that the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to us under the administration agreement, as well as any costs and expenses incurred by the Administrator or its affiliates relating to any non-investment advisory, administrative or operating services provided by the Administrator or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and the Company’s common shareholders indirectly bear all of the costs and expenses of the Company, SVCP, TCPC Funding II, the SBIC and Merger Sub), which may include those relating to:

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
•
costs of any reports, proxy statements or other notices to our shareholders, including printing costs;
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

Prior to the Closing, the investment management agreement provided that the base management fee be calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears; provided, however, that, effective as of February 9, 2019, the base management fee was calculated at an annual rate of 1.0% of our total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets and net asset value (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

In connection with the Merger, the Company and the Advisor entered into the Amended and Restated Investment Advisory Agreement, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor’s base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The Company also entered into the Fee Waiver Agreement with the Advisor. The Fee Waiver Agreement provided that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter).

Additionally, the previous investment management agreement dated February 9, 2019 and the Amended and Restated Investment Advisory Agreement each provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreements, no incentive compensation was incurred prior to January 1, 2013. Under the previous investment management agreement, dated February 9, 2019, and as continued under the Amended and Restated Investment Advisory Agreement, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted-average contributed common equity. The determination of incentive compensation is subject to limitations under the 1940 Act and the Investment Advisers Act of 1940.

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

As of March 31, 2024, 0.0% of our investments were categorized as Level 1, 1.4% were categorized as Level 2, 98.5% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

As of December 31, 2023, 0.0% of our investments were categorized as Level 1, 3.0% were categorized as Level 2, 96.9% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended March 31, 2024, we invested approximately $607.0 million, of which $587.0 million of investments were acquired as a result of the Merger, which were comprised of 95.8% in senior secured loans, 3.1% in unsecured or subordinated debt securities and 1.1% in equity investments. The remaining $20.0 million of investments made by the Company during the three months ended March 31, 2024, included new investments in 4 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $18.9 million, or 94.5% of total acquisitions, were in senior secured loans. The remaining $1.1 million (5.5% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $24.3 million in proceeds from sales or repayments of investments during the three months ended March 31, 2024.

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

At March 31, 2024, our consolidated investment portfolio of $2,116.4 million (at fair value) consisted of 157 portfolio companies and was invested 92.3% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 89.0% in senior secured loans, 2.4% in senior secured notes, 0.9% in unsecured debt and 7.7% in equity investments. Our average portfolio company investment at fair value was approximately $13.5 million. Our largest portfolio company investment based on fair value was approximately 4.7% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 16.4% of our portfolio at March 31, 2024.

At December 31, 2023, our investment portfolio of $1,554.9 million (at fair value) consisted of 142 portfolio companies and was invested 89.3% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.0% in senior secured loans, 3.3% in senior secured notes and 10.7% in equity investments. Our average portfolio company investment at fair value was approximately $11.0 million. Our largest portfolio company investment based on fair value was approximately 6.6% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 19.8% of our portfolio at December 31, 2023.

The industry composition of our portfolio at fair value at March 31, 2024 was as follows:

Industry	Percent of Total Investments
Diversified Financial Services	13.3%
Internet Software and Services	13.3%
Software	11.3%
Diversified Consumer Services	8.8%
Professional Services	6.2%
Health Care Technology	4.7%
Hotels, Restaurants and Leisure	3.2%
IT Services	3.2%
Healthcare Providers and Services	3.0%
Road and Rail	2.6%
Capital Markets	2.5%
Media	2.4%
Textiles, Apparel and Luxury Goods	2.3%
Automobiles	2.2%
Construction and Engineering	2.2%
Paper and Forest Products	2.1%
Technology Hardware, Storage and Peripherals	2.0%
Insurance	1.7%
Specialty Retail	1.7%
Consumer Finance	1.4%
Pharmaceuticals	1.2%
Containers and Packaging	1.0%
Real Estate Management and Development	1.0%
Other	6.7%
Total	100.0%

The weighted average effective yield of our debt portfolio was 14.1% at March 31, 2024 and 14.1% at December 31, 2023. The weighted average effective yield of our total portfolio was 13.4% at March 31, 2024 and 13.3% at December 31, 2023. At March 31, 2024, 97.1% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds

Rate or the Prime Rate, and 2.9% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 92.1% at March 31, 2024. Debt investments in five portfolio companies were on non-accrual status as of March 31, 2024, representing 1.7% of the portfolio at fair value and 3.6% at cost. At December 31, 2023, 95.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.0% at December 31, 2023. Debt investments in four portfolio companies were on non-accrual status as of December 31, 2023, representing 2.0% of the portfolio at fair value and 3.7% at cost.

Results of operations

Investment income

Investment income totaled $55.7 million and $50.3 million, respectively, for the three months ended March 31, 2024 and 2023, of which $54.7 million and $49.0 million were attributable to interest and fees on our debt investments, $1.0 million and $0.9 million to dividend income and $0.0 million and $0.4 million to other income, respectively. Included in interest and fees on our debt investments were $0.4 million and $0.2 million of non-recurring income related to prepayments and $0.1 million and $0.1 million in amendment fees for the three months ended March 31, 2024 and 2023, respectively. The increase in investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily reflects an increase in interest income due to higher SOFR rates during the three months ended March 31, 2024 and to additional investment income earned on investments acquired as a result of the Merger, partially offset by the lower other income earned during the three months ended March 31, 2024.

Expenses

Total operating expenses for the three months ended March 31, 2024 and 2023 were $27.5 million and $24.9 million, respectively, comprised of $13.2 million and $11.5 million in interest expense and related fees, $5.9 million and $5.4 million in incentive fee expense, $5.8 million and $5.9 million in base management fees, $0.9 million and $0.5 million in professional fees, $0.6 million and $0.4 million in administrative expenses and $1.0 million and $1.2 million in other expenses, respectively. The increase in operating expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflects an increase in interest expense due to higher SOFR rates during the three months ended March 31, 2024 and as a result of the higher debt outstanding assumed as a result of the Merger, in addition to an increase in incentive fee expense from higher pre-incentive net investment income earned during the three months ended March 31, 2024.

Net investment income

Net investment income was $28.3 million and $25.4 million, respectively, for the three months ended March 31, 2024 and 2023. The increase in net investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the three months ended March 31, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2024 and 2023 was $(0.2) million and $(30.6) million, respectively. Net realized losses for the three months ended March 31, 2023 was comprised primarily of a $30.7 million loss from the reorganization of our investment in Autoalert.

For the three months ended March 31, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(23.0) million and $28.0 million, respectively. The change in unrealized depreciation of $(23.0) million is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the three months ended March 31, 2024 primarily reflects a $13.4 million unrealized loss on our investment in Edmentum, a $13.2 million unrealized loss on our investment in Razor, a $6.8 million unrealized loss on our investment in Aventiv, a $6.4 million unrealized loss on our investment in Astra, a $3.3 million unrealized loss on our investment in Thras.io and a $3.1 million unrealized loss on our investment in 36th Street Capital, partially offset by a $6.3 million reversal of previous unrealized loss upon the restructure of our investment in Perch. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2023 primarily reflects a $36.2 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert, partially offset by a $3.2 million unrealized loss on our investment in Astra Acquisition and a $2.9 million unrealized loss in Aventiv.

Incentive compensation

Incentive fees, included in operating expenses for the three months ended March 31, 2024 and 2023 were $5.9 million and $5.4 million, and were payable due to our performance exceeding the cumulative total return threshold. The increase in incentive fee expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was the result of higher pre-incentive fee net investment income earned during the three months ended March 31, 2024 which was driven by higher SOFR rates and additional investment income earned on investments acquired as a result of the Merger.

Income tax expense, including excise tax

The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code (the "Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its shareholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the three months ended March 31, 2024.

On March 18, 2024, the Company completed its previously announced Merger with BCIC. Pursuant to the Merger Agreement, BCIC was merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP. The Merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the acquired BCIC investments for tax purposes. As a result of the Merger, BCIC’s separate existence ceased.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $5.1 million and $22.7 million for the three months ended March 31, 2024 and 2023, respectively. The lower net increase in net assets resulting from operations during the three months ended March 31, 2024 was primarily due to higher net realized and unrealized losses, partially offset by higher net investment income compared to the three months ended March 31, 2023.

Net investment income, net realized and unrealized gain (loss) and net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Supplemental Non-GAAP information

On March 18, 2024, the Company completed its previously announced Merger with BCIC. The Merger has been accounted for as an asset acquisition of BCIC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50 ("ASC 805"), Business Combinations-Related Issues. The Company determined the fair value of the shares of the Company's common stock that were issued to former BCIC shareholders pursuant to the Merger Agreement plus transaction costs to be the consideration paid in connection with the Merger under ASC 805. The consideration paid to BCIC shareholders was less than the aggregate fair values of the BCIC assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The consideration paid was allocated to the individual BCIC assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets and liabilities (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the BCIC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the Merger. Immediately following the Merger, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in immediate recognition of net unrealized appreciation in the Consolidated Statement of Operations as a result of the Merger. The purchase discount allocated to the BCIC debt investments acquired will amortize over the remaining life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation or depreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to BCIC equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company may recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

As a supplement to the Company’s reported GAAP financial measures, we have provided the following non-GAAP financial measures that we believe are useful:

•
“Adjusted net investment income” – excludes the amortization of purchase accounting discount from net investment income calculated in accordance with GAAP;
•
“Adjusted net realized and unrealized gain (loss)” – excludes the unrealized appreciation resulting from the purchase discount and the corresponding reversal of the unrealized appreciation from the amortization of the purchase discount from the determination of net realized and unrealized gain (loss) determined in accordance with GAAP; and
•
“Adjusted net increase (decrease) in net assets resulting from operations” – calculates net increase (decrease) in net assets resulting from operations based on Adjusted net investment income and Adjusted net realized and unrealized gain (loss).

	For the Quarters Ended March 31,
	2024		2023
	Amount	Per Share	Amount	Per Share
Net investment income	$28,261,273	0.46	$25,373,127	0.44
Less: Purchase accounting discount amortization	539,491	0.01	—	—
Adjusted net investment income	$27,721,782	0.45	$25,373,127	0.44

Net realized and unrealized gain (loss)	$(23,204,132)	(0.37)	$(2,659,248)	(0.05)
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	21,347,357	0.34	—	—
Adjusted net realized and unrealized gain (loss)	$(44,551,489)	(0.71)	$(2,659,248)	(0.05)

Net increase (decrease) in net assets resulting from operations	$5,057,141	0.08	$22,713,879	0.39
Less: Purchase accounting discount amortization	539,491	0.01	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	21,347,357	0.34	—	—
Adjusted net increase (decrease) in assets resulting from operations	$(16,829,707)	(0.27)	$22,713,879	0.39

We believe that the adjustment to exclude the full effect of purchase discount accounting under ASC 805 from these financial measures is meaningful because of the potential impact on the comparability of these financial measures that we and investors use to assess our financial condition and results of operations period over period. Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP.

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on February 27, 2024, to be in effect through the earlier of two trading days after our first quarter 2024 earnings release, unless further extended or terminated by our Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the three months ended March 31, 2024 and 2023.

Total leverage outstanding and available under the combined Leverage Program at March 31, 2024 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	SOFR+2.00%	(2)	$167,985,035	$132,014,965	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	221,000,000	44,000,000	265,000,000	(8)
SBA Debentures	2024−2031	2.52%	(9)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.90%		249,750,603	—	249,750,603
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,693,658	—	325,693,658
Total leverage				1,306,429,296	$286,014,965	$1,592,444,261
Unamortized issuance costs				(3,616,588)
Debt, net of unamortized issuance costs				$1,302,812,708

(1)
Except for the 2024 Notes and the 2026 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of March 31, 2024, $160.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.11%. $8.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Subject to certain funding requirements and a SOFR credit adjustment of 0.15%.
(5)
Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(6)
Debt assumed by the Company as a result of the Merger with BCIC.
(7)
The applicable margin for SOFR-based borrowings could be either 1.75% or 2.00% depending on a ratio of the borrowing base to certain committed indebtedness, and is also subject to a credit spread adjustment of 0.10%. If Merger Sub elects to borrow based on the alternate base rate, the applicable margin could be either 0.75% or 1.00% depending on a ratio of the borrowing base to certain committed indebtedness.
(8)
Merger Sub Facility includes a $60.0 million accordion which allows for expansion of the facility to up to $325.0 million subject to consent from the lender and other customary conditions.
(9)
Weighted-average interest rate, excluding fees of 0.35% or 0.36%.
(10)
The 2025 Notes consist of two tranches: $35.0 million aggregate principal amount with a fixed interest rate of 6.85% and $57.0 million aggregate principal amount bearing interest at a rate equal to SOFR plus 3.14%.

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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2024, the Company’s asset coverage ratio was 182%.

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

Net cash provided by operating activities during the three months ended March 31, 2024 was $33.4 million, consisting primarily of $27.4 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $6.0 million.

Net cash used by financing activities was $25.1 million during the three months ended March 31, 2024, consisting primarily of $26.9 million in dividends paid to common shareholders (including $7.3 million of dividends declared by BCIC prior to the Merger and paid to former BCIC shareholders out of cash and cash equivalents acquired), offset by $1.8 million in credit facility draws (net of repayments).

At March 31, 2024, we had $120.6 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2024, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, Merger Sub Facility, the 2024 Notes, the 2025 Notes and the 2026 Notes, mature in May 2026, August 2027, September 2028, August 2024, December 2025 and February 2026, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

Challenges in the market are intensified for us by certain regulatory limitations under the Code and the 1940 Act. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our shareholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments may make it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. While we anticipate being able to continue to satisfy all covenants and repay the outstanding balances under the Leverage Program when due, there can be no assurance that we will be able to do so, which could lead to an event of default.

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

Distributions

Our quarterly dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following tables summarize dividends declared for the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870
				$0.34	$19,640,870

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524
				$0.32	$18,485,524

In addition, the Company paid $7.3 million of dividends payable assumed in the Merger that were declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024. Such amount was paid from BCIC cash and cash equivalents acquired by the Company in the Merger.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our shareholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•
98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•
98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and
•
certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our shareholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Recent Developments

On April 24, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s second quarter 2024 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On May 1, 2024, the Company’s Board of Directors declared a second quarter regular dividend of $0.34 per share payable on June 28, 2024 to shareholders of record as of the close of business on June 14, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2024, 97.1% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2024 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$42,135,914	$0.61
Up 200 basis points	28,090,610	0.41
Up 100 basis points	14,045,305	0.20
Down 100 basis points	(14,045,305)	(0.20)
Down 200 basis points	(28,090,610)	(0.41)
Down 300 basis points	(42,125,732)	(0.61)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - Other Information.

Item 1. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. the Company, the affiliated funds and the Advisor intend to vigorously defend against these claims and filed a motion to dismiss the lawsuit on November 6, 2023 and was argued in court on March 6, 2024. At this time, however, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our use of borrowed funds, including under the Leverage Program, to make investments exposes us to risks typically associated with leverage.

The Company borrows money, both directly and indirectly, through SVCP, TCPC Funding II, SBIC and Merger Sub. As a result:

•
our common stock is exposed to incremental risk of loss, and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•
adverse changes in interest rates, whether as a result of fluctuations in the reference rates for our floating rate debt, changes in margin, higher fixed rate debt or otherwise, could reduce or eliminate the incremental income we make with the proceeds of leverage;
•
we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on any borrowed funds issued by us or our subsidiaries; and
•
our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness would not be available for such dividends.

The use of leverage creates increased risk of loss and is considered a speculative investment technique. The use of leverage magnifies the potential gains and losses from an investment and increases the risk of loss of capital. To the extent that income derived by us from investments purchased with borrowed funds is greater than the cost of borrowing such funds, our net income will be greater than if leverage had not been used. Conversely, if the income from investments purchased from these sources is not sufficient to cover the cost of the leverage, our net investment income will be less than if leverage had not been used, and the amount available for ultimate distribution to the holders of common stock will be reduced. The extent of any gains and losses associated with our leverage generally will depend on the degree of leverage employed. We may, under some circumstances, be required to dispose of investments under unfavorable market conditions in order to maintain our leverage, thus causing us to recognize a loss that might not otherwise have occurred. In the event of a sale of investments upon default under our borrowing arrangements, secured creditors will be contractually entitled to direct such sales and may do so in their interest, rather than in the interests of the holders of common stock. Holders of common stock will incur losses if the proceeds from a sale in any of the foregoing circumstances are insufficient, after payment in full of amounts due and payable on leverage, including administrative and other fees and expenses, to repay the cost of such holders’ investment in our common stock. As a result, you could experience a total loss of your investment. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. The ability to service any debt that we have or may have outstanding depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. There is no limitation on the percentage of portfolio investments that can be pledged to secure borrowings. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our board of director’s assessments of market and other factors at the time of any proposed borrowing.

In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of our debt, which may materially and adversely affect our liquidity, financial condition and results of operations.

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

In addition, by limiting the circumstances in which borrowings may occur under the SVCP Facility, Funding Facility II and Merger Sub Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences.

As of March 31, 2024, we were in compliance with applicable covenants under the Leverage Program. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants under the Leverage Program (including any covenants that may be included in future debt arrangements that become part of the Leverage Program). Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

The Operating Facility also has certain “key man” provisions. For example, it is an event of default if the Advisor is controlled by any person or group other than (i) a wholly-owned subsidiary of BlackRock, Inc. or (ii) any two of a group of four listed individuals (or any replacement manager or individual reasonably acceptable to the administrative agent and approved by the required lenders), provided that if the Advisor is no longer under the control of at least two of such four individuals (or their previously approved replacements) through an event resulting in the death or disability of such individuals, the Advisor has 60 calendar days to replace such individuals with other managers or individuals reasonably acceptable to the administrative agent and approved by the required lenders, provided further that a default (but not an event of default) shall be deemed to exist during such period.

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP, the Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II and the Merger Sub Facility matures on September 6, 2028. Any inability to renew, extend or replace the Operating Facility, Funding Facility II or Merger Sub Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Operating Facility matures on May 6, 2026, subject to extension by the lenders at the request of SVCP. Borrowings under the Operating Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base thereunder to the facility commitments, subject to certain limitations. Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II. Borrowings under the Funding Facility II generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%, subject to certain funding requirements, plus an agency fee of 0.15% per annum. The Merger Sub Facility matures on September 6, 2028. Borrowings under the Merger Sub Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.10%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments, subject to certain limitations.

We do not currently know whether we will renew, extend or replace the Operating Facility, Funding Facility II or Merger Sub Facility upon their maturities or whether we will be able to do so on terms that are as favorable as the Operating Facility, Funding Facility II and Merger Sub Facility, as applicable.

Our ability to replace the Operating Facility, Funding Facility II and Merger Sub Facility may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the Operating Facility, Funding Facility II or Merger Sub Facility at the time of its respective maturity, this may require us to liquidate assets to repay amounts due under such facility and could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Lenders under the Operating Facility may have a veto power over the Company’s investment policies.

If a default has occurred under the Operating Facility, the lenders under the Operating Facility may veto changes in investment policies. The Operating Facility and the Merger Sub Facility also have certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Company’s investment strategy or policies in any event.

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on our ability to realize estimated cost savings. It is possible that our estimates of the potential Merger-related cost savings ultimately could be incorrect. If our estimates turn out to be incorrect, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

No shares were repurchased by the Company under a repurchase plan for the three months ended March 31, 2024 and 2023.

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first quarter of the year ended

December 31, 2024 and for each fiscal quarter in the years ended December 31, 2023 and December 31, 2022. On March 31, 2024, the reported closing price of our common stock was $10.43 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37
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
2.1

Amended and Restated Agreement and Plan of Merger among BlackRock Capital Investment Corporation, BlackRock TCP Capital Corp., BCIC Merger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC and Tennenbaum Capital Partners, LLC, dated as of January 10, 2024 (1) **

3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)
3.3	Amended and Restated Bylaws of the Registrant (4)
10.1	Borrower Assumption Agreement, dated as of March 18, 2024, by BCIC Merger Sub, LLC and Citibank, N.A., as administrative agent (5)
10.2

Eighth Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 6, 2023, by and among BlackRock Capital Investment Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as Administrative Agent (6)

10.3	Assumption Agreement, dated as of March 18, 2024, made by BCIC Merger Sub, LLC for the benefit of the holders of Notes issued under the Master Note Purchase Agreement (7) **
10.4	Master Note Purchase Agreement, dated as of April 21, 2022, between BlackRock Capital Investment Corporation and the purchasers party thereto (8)
10.5	First Amendment to Master Note Purchase Agreement, dated as of March 13, 2024, among BlackRock Capital Investment Corporation and the holders of the Notes party thereto (9)
10.6	Dividend Reinvestment Plan (10)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Exhibits and schedules to Exhibits 2.1 and 10.3 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)
Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed on January 11, 2024
(2)
Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011
(3)
Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018
(4)
Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, filed on August 2, 2018
(5)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 18, 2024
(6)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 18, 2024

(7)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on March 18, 2024
(8)
Incorporated by reference to Exhibit 10.1 filed with BlackRock Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-00712) on April 22, 2022
(9)
Incorporated by reference to Exhibit 10.1 filed with BlackRock Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-00712) on March 14, 2024
(10)
Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed on March 18, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: May 1, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: May 1, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer