Form 10-Q
period 2024-06-30
BlackRock TCP Capital Corp.
filed 2024-08-07
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 7, 2024 was 85,591,134.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,881,705,309 and $1,389,865,889, respectively)	$1,745,584,069	$1,317,691,543
Non-controlled, affiliated investments (cost of $58,094,344 and $63,188,613, respectively)	54,260,749	65,422,375
Controlled investments (cost of $212,223,240 and $198,335,511, respectively)	181,064,083	171,827,192
Total investments (cost of $2,152,022,893 and $1,651,390,013, respectively)	1,980,908,901	1,554,941,110

Cash and cash equivalents	194,669,436	112,241,946
Interest, dividends and fees receivable	33,557,117	25,650,684
Deferred debt issuance costs	5,481,033	3,671,727
Due from broker	1,076,306	—
Prepaid expenses and other assets	2,988,694	2,266,886
Total assets	2,218,681,487	1,698,772,353

Liabilities
Debt (net of deferred issuance costs of $8,551,698 and $3,355,221, respectively)	1,320,313,446	985,200,609
Interest and debt related payables	12,452,693	10,407,570
Incentive fees payable	6,815,672	5,347,711
Interest Rate Swap, at fair value	838,386	—
Reimbursements due to the Advisor	668,806	844,664
Management fees payable	—	5,690,105
Payable for investments purchased	—	960,000
Accrued expenses and other liabilities	4,487,560	2,720,148
Total liabilities	1,345,576,563	1,011,170,807

Commitments and contingencies (Note 5)

Net assets	$873,104,924	$687,601,546

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,591,134 and 57,767,264 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$85,591	$57,767
Paid-in capital in excess of par	1,248,080,041	967,643,255
Distributable earnings (loss)	(375,060,708)	(280,099,476)
Total net assets	873,104,924	687,601,546
Total liabilities and net assets	$2,218,681,487	$1,698,772,353

Net assets per share	$10.20	$11.90

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$63,562,637	$46,264,863	$112,208,830	$91,418,011
Non-controlled, affiliated investments	384,684	47,703	732,319	93,238
Controlled investments	2,696,570	2,775,676	5,555,650	4,984,728
PIK interest income:
Non-controlled, non-affiliated investments	2,034,356	3,631,465	4,440,033	5,216,299
Non-controlled, affiliated investments	—	—	92,675	—
Controlled investments	353,752	310,993	703,721	310,993
Dividend income:
Non-controlled, non-affiliated investments	594,372	255,437	906,696	558,179
Non-controlled, affiliated investments	1,018,486	653,143	1,732,189	1,287,268
Controlled investments	878,075	—	878,075	—
Other income:
Non-controlled, non-affiliated investments	3,293	21,558	5,346	354,822
Non-controlled, affiliated investments	—	—	—	45,650
Total investment income	71,526,225	53,960,838	127,255,534	104,269,188

Operating expenses
Interest and other debt expenses	19,726,829	12,288,304	32,957,053	23,837,475
Incentive fees	6,815,672	5,855,495	12,696,050	11,245,191
Management fees	6,563,189	6,095,736	12,382,694	11,973,275
Professional fees	681,923	318,778	1,601,599	773,128
Administrative expenses	594,208	357,803	1,155,211	734,347
Director fees	197,500	208,819	414,219	559,819
Insurance expense	205,953	138,575	351,066	292,578
Custody fees	99,145	91,330	189,065	181,916
Other operating expenses	816,274	1,001,519	1,421,772	1,658,413
Total operating expenses	35,700,693	26,356,359	63,168,729	51,256,142

Net investment income before taxes	35,825,532	27,604,479	64,086,805	53,013,046

Excise tax expense	—	—	—	35,440
Net investment income	35,825,532	27,604,479	64,086,805	52,977,606

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(22,703,792)	(394,628)	(22,871,869)	(31,024,332)
Non-controlled, affiliated investments	(12,810,138)	—	(12,810,138)	—
Net realized gain (loss)	(35,513,930)	(394,628)	(35,682,007)	(31,024,332)

Net change in unrealized appreciation (1) (depreciation):
Non-controlled, non-affiliated investments	(57,619,007)	(10,882,711)	(63,771,066)	21,089,611
Non-controlled, affiliated investments	8,310,670	919,061	(6,067,358)	(1,208,066)
Controlled investments	(2,137,940)	(995,515)	(4,650,847)	(2,870,254)
Interest Rate Swap	(141,842)	—	(134,903)	—
Net change in unrealized appreciation (depreciation)	(51,588,119)	(10,959,165)	(74,624,174)	17,011,291

Net realized and unrealized gain (loss)	(87,102,049)	(11,353,793)	(110,306,181)	(14,013,041)

Net increase (decrease) in net assets resulting from operations	$(51,276,517)	$16,250,686	$(46,219,376)	$38,964,565

Basic and diluted earnings (loss) per share	$(0.60)	$0.28	$(0.63)	$0.67

Basic and diluted weighted average common shares outstanding	85,591,134	57,767,264	73,819,497	57,767,264

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 for the six months ended June 30, 2024 (see Note 12).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Net investment income	—	—	—	28,261,273	28,261,273
Net realized and unrealized gain (loss)	—	—	—	(23,204,132)	(23,204,132)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at March 31, 2024	85,591,134	$85,591	$1,248,080,041	$(294,683,205)	$953,482,427

Net investment income	—	—	—	35,825,532	35,825,532
Net realized and unrealized gain (loss)	—	—	—	(87,102,049)	(87,102,049)
Dividends paid to shareholders	—	—	—	(29,100,986)	(29,100,986)
Balance at June 30, 2024	85,591,134	$85,591	$1,248,080,041	$(375,060,708)	$873,104,924

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)	$746,753,790

Net investment income	—	—	—	25,373,127	25,373,127
Net realized and unrealized gain (loss)	—	—	—	(2,659,248)	(2,659,248)
Dividends paid to shareholders	—	—	—	(18,485,524)	(18,485,524)
Balance at March 31, 2023	57,767,264	$57,767	$967,890,570	$(216,966,192)	$750,982,145

Net investment income	—	—	—	27,604,479	27,604,479
Net realized and unrealized gain (loss)	—	—	—	(11,353,793)	(11,353,793)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at June 30, 2023	57,767,264	$57,767	$967,890,570	$(220,356,376)	$747,591,961

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$(46,219,376)	$38,964,565
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	35,682,007	31,024,332
Change in net unrealized (appreciation) depreciation of investments	74,624,174	(17,143,512)
Net amortization of investment discounts and premiums	(8,917,216)	(2,620,291)
Amortization of original issue discount on debt	168,593	105,402
Interest and dividend income paid in kind	(7,644,181)	(3,600,481)
Amortization of deferred debt issuance costs	2,017,896	1,433,974
Cash acquired in the Merger	11,670,610	—
Merger costs capitalized into purchase price	(2,366,408)	—
Changes in assets and liabilities (1):
Purchases of investments (2)	(142,018,224)	(89,512,996)
Proceeds from disposition of investments	209,290,364	50,882,555
Decrease (increase) in interest, dividends and fees receivable	2,426,108	(3,163,728)
Decrease (increase) in due from broker	997,346	—
Decrease (increase) in receivable for investments sold	671,442	—
Decrease (increase) in prepaid expenses and other assets	(422,524)	881,447
Increase (decrease) in payable for investments purchased	(1,554,064)	(1,937,465)
Increase (decrease) in incentive fees payable	104,336	971,920
Increase (decrease) in interest and debt related payables	1,116,938	677,735
Increase (decrease) in Interest Rate Swap, at fair value	(835,923)	—
Increase (decrease) in reimbursements due to the Advisor	(175,858)	(1,172,961)
Increase (decrease) in management fees payable	(7,578,769)	(257,547)
Increase (decrease) in accrued expenses and other liabilities	(1,205,669)	31,654
Net cash provided by (used in) operating activities	119,831,602	5,564,603

Financing activities
Draws on credit facilities	113,800,092	162,008,059
Repayments of credit facility draws	(411,091,157)	(85,830,997)
Payments of debt issuance costs	(5,500,000)	(32,968)
Dividends paid to shareholders (3)	(55,999,047)	(41,014,757)
Proceeds from issuance of unsecured notes	321,386,000	—
Net cash provided by (used in) financing activities	(37,404,112)	35,129,337

Net increase (decrease) in cash and cash equivalents (including restricted cash)	82,427,490	40,693,940
Cash and cash equivalents (including restricted cash) at beginning of period	112,241,946	82,435,171
Cash and cash equivalents (including restricted cash) at end of period	$194,669,436	$123,129,111

Supplemental cash flow information
Interest payments	$29,135,531	$21,244,543
Excise tax payments	$165,495	$35,440

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$586,983,708	$—
Interest, dividends and fees receivable	10,373,421	—
Due from broker	2,048,141	—
Other assets	3,731,006	—
Total non-cash assets acquired	$603,136,276	$—
Liabilities assumed:
Debt	$315,296,749	$—
Dividends payable	7,257,191	—
Management fees payable	1,888,664	—
Interest Rate Swap, at fair value	1,674,309	—
Incentive fees payable	1,363,625	—
Other liabilities	4,495,330	—
Total liabilities assumed	$331,975,868	$—
Issuance of shares in connection with the Merger	$280,464,610	$—
Merger costs capitalized into purchase price	$2,366,408	$—

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

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	12.21%	2/25/2026	$7,892,826	$7,760,236	$7,703,399	0.35%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.86%	12.21%	2/25/2026	$896,404	882,327	874,890	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.70%	3/31/2028	$18,812,631	18,812,631	18,812,631	0.86%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40%	14.70%	3/31/2029	$9,959,949	9,959,949	9,959,949	0.46%	F/N
								37,415,143	37,350,869	1.71%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.43%	4/30/2027	$9,501,347	9,225,427	9,045,282	0.42%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.34%	2/22/2030	$1,656,250	1,599,790	1,610,703	0.07%	N
								10,825,217	10,655,985	0.49%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(M)	1.50%	7.36%	12.69%	2/7/2025	$22,291,007	22,141,084	22,090,388	1.02%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	12.84%	2/7/2025	$24,976,099	24,689,698	24,576,481	1.13%	L/N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.33%	1/31/2031	$5,250,000	4,998,526	5,202,750	0.24%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.33%	1/31/2031	$—	(13,344)	(6,750)	—	K/N
								51,815,964	51,862,869	2.39%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.90% cash + 3.50% PIK	10.73%	11/6/2028	$1,269,833	1,231,971	1,269,833	0.06%	N
Kellermeyer Bergensons Services, LLC	Subordinated Term Loan	SOFR(Q)	1.00%	1.15% Cash+ 7% PIK	13.48%	11/7/2028	$549,795	320,647	549,795	0.03%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	8/23/2028	$1,701,812	1,631,161	1,670,839	0.08%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.85%	8/23/2028	$1,180,381	1,130,954	1,158,898	0.05%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.80%	8/23/2028	$711,340	656,688	670,424	0.03%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.84%	8/23/2027	$425,793	411,419	417,396	0.02%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40% Cash + 0.50% PIK	13.24%	8/31/2029	$10,387,958	10,137,231	10,076,319	0.46%	N
								15,520,071	15,813,504	0.73%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$315,185	198,154	—	—	C/H/N
								1,081,667	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.60%	3/31/2028	$—	(37,486)	(31,954)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.60%	3/31/2028	$11,486,249	11,159,157	11,302,469	0.52%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	11.98%	11/23/2027	$7,911,853	6,994,600	5,712,358	0.26%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	11.98%	11/23/2027	$5,785,687	5,261,633	4,177,266	0.19%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	11.98%	11/23/2027	$1,894,299	1,689,676	1,367,684	0.06%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	11.82%	4/1/2029	$11,709,782	11,575,692	11,439,286	0.53%	B/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.40%	11.74%	2/1/2029	$—	$(19,325)	$(10,096)	0.00%	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.40%	11.73%	2/1/2030	$1,087,532	1,031,725	1,062,367	0.05%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.74%	2/1/2030	$6,830,911	6,657,973	6,769,433	0.31%	N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$1,860,465	1,823,256	1,823,256	0.08%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$—	(6,977)	(6,977)	0.00%	K/N
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$—	(5,814)	(5,814)	0.00%	K/N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$1,547,766	1,495,342	1,563,243	0.07%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$581,736	566,321	594,597	0.03%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.63%	9/4/2029	$26,969	24,840	26,969	—	N
								48,210,613	45,784,087	2.10%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	14.53%	9/21/2027	$12,693,335	12,260,565	12,376,001	0.57%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	14.54%	9/21/2027	$4,231,112	4,086,373	4,125,334	0.19%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$333,500	322,396	324,384	0.01%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	3/30/2029	$4,297,773	4,134,539	4,227,289	0.19%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.69%	12/14/2027	$8,343,759	8,155,350	8,251,977	0.38%	N
								28,959,223	29,304,985	1.34%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.00%	12/14/2029	$17,639,207	16,807,041	15,451,945	0.71%	N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	5.65% Cash + 0.75% PIK	11.73%	2/17/2027	$5,043,472	4,882,211	5,043,472	0.23%	N
								21,689,252	20,495,417	0.94%
Distributors
Colony Display, LLC	First Lien Term Loan (5.0% - 15.0% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.10%	6/30/2026	$9,430,906	9,108,110	8,921,637	0.41%	L/N
Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	9/14/2029	$3,608,240	3,464,321	3,577,209	0.16%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	13.75%	9/15/2027	$74,759	72,012	72,067	—	N
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$59,093,427	57,659,278	53,715,925	2.47%	H/N
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$6,534,515	5,925,223	4,351,987	0.20%	H/N
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$—	(24,582)	(3,460,692)	-0.16%	C/H/K/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$25,602,703	24,990,837	12,750,146	0.59%	C/H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$29,374,777	28,655,901	14,628,639	0.67%	C/H/N
Thras.io, LLC	First Out Term Loan	SOFR(M)	1.00%	10.00%	15.45%	6/18/2029	$5,414,241	5,284,493	5,414,241	0.25%	N
Thras.io, LLC	Second Out Term Loan	SOFR(M)	1.00%	10.11%	15.45%	6/18/2029	$15,706,183	12,835,235	13,139,792	0.60%	N
								138,862,718	104,189,314	4.78%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.11%	11.45%	3/26/2026	$14,103,699	13,845,259	14,079,725	0.65%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.11%	11.45%	3/26/2026	$—	(2,725)	(1,639)	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	0.00%	12.00%	11/30/2025	$52,318,937	$52,318,937	$52,318,937	2.40%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.33%	8/29/2029	$6,007,989	5,865,370	6,007,989	0.28%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.58%	8/29/2029	$481,258	469,817	481,258	0.02%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.57%	8/31/2028	$267,403	258,437	267,403	0.01%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.33%	8/29/2029	$733,948	716,595	733,948	0.03%	N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.25%	10.42%	3/15/2030	$1,438,887	1,430,760	1,438,887	0.07%	N
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	10.42%	3/15/2030	$—	(14,432)	—	—	K/N
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.26%	14.60%	11/3/2025	$23,709,677	23,006,666	23,757,097	1.09%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.58%	8/21/2028	$7,762,190	7,390,125	7,625,575	0.35%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.25%	11.58%	8/21/2028	$2,156,164	2,052,796	2,118,215	0.10%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	16.44%	6/30/2025	$37,183,232	13,114,243	13,917,684	0.64%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.96%	7/5/2026	$22,633,544	22,237,483	22,271,407	1.02%	N
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.83%	12/29/2030	$3,669,591	3,555,715	3,697,113	0.17%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.85%	10/4/2027	$7,752,435	7,441,528	7,647,002	0.35%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	10.85%	10/4/2027	$—	(5,510)	(6,066)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	9.40%	14.75%	2/11/2027	$14,848,199	14,417,861	14,551,235	0.67%	H/N
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan	SOFR(M)	1.00%	9.35%	14.68%	2/11/2027	$1,758,650	1,609,468	1,723,477	0.08%	H/N
								169,708,393	172,629,247	7.93%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	SOFR(Q)	1.00%	1.26% Cash + 8.05% PIK	14.65%	7/31/2026	$27,429,069	25,373,305	4,525,796	0.21%	C
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2025	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	0.00%	0.00%	6/30/2025	$6,578,877	6,578,877	101,481	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	0.00%	0.00%	6/30/2025	$5,535,517	5,535,517	1,230,545	0.06%	D/F/H/N
								14,224,535	1,332,026	0.06%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.48%	5/6/2027	$10,878,202	10,655,901	10,704,151	0.49%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.48%	5/6/2027	$110,438	101,724	98,658	—	N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.85%	13.19%	3/14/2026	$21,432,216	20,966,202	21,025,004	0.97%	L/N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.85%	13.19%	3/14/2026	$—	(8,417)	(17,962)	—	K/L/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	5/3/2027	$32,182,664	31,457,197	31,571,193	1.45%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.35%	5/3/2027	$1,893,233	1,851,765	1,848,269	0.08%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.40%	10/2/2028	$7,744,557	7,584,050	7,496,731	0.34%	N
								72,608,422	72,726,044	3.33%
Healthcare Providers and Services
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.58%	5/20/2030	$2,493,750	2,468,813	2,476,294	0.11%	N
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	12.43%	6/28/2028	$7,393,627	6,584,206	3,874,261	0.18%	C/L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	5/4/2028	$13,926,183	13,569,112	13,582,207	0.62%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	5/4/2028	$3,237,607	3,167,666	3,157,638	0.15%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Team Services Group, LLC	Second Lien Term Loan	SOFR(S)	1.00%	9.00%	14.58%	11/13/2028	$34,410,390	$33,355,095	$34,324,364	1.58%	G/N
								59,144,892	57,414,764	2.64%
Hotels, Restaurants and Leisure
Mesquite Bidco, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.45%	11/30/2029	$—	(62,689)	(59,310)	—	K/N
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.45%	11/30/2029	$34,988,355	33,699,988	34,012,180	1.56%	N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	11.59%	6/3/2027	$5,383,198	5,144,417	5,315,908	0.24%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	11.59%	6/3/2027	$3,360,553	3,199,036	3,318,546	0.15%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(Q)	2.00%	6.25%	11.59%	6/3/2027	$—	(5,266)	(5,479)	—	H/K/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$—	(36,042)	(28,806)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$1,384,753	1,343,739	1,361,766	0.06%	N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$24,050,965	23,321,551	23,651,719	1.09%	N
								66,604,734	67,566,524	3.10%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.33%	11/9/2029	$5,114,493	4,884,177	5,140,065	0.24%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.75%	11.08%	8/31/2029	$7,318,099	7,066,368	7,303,463	0.34%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	11.08%	8/31/2029	$—	(6,973)	(1,485)	0.00%	K/N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.85%	8/19/2026	$—	(437,628)	—	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.85%	8/27/2026	$15,191,754	14,912,436	15,191,754	0.70%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.69%	10/1/2026	$6,664,189	6,492,035	6,610,875	0.30%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	Prime	1.00%	6.25%	13.75%	10/1/2026	$787,500	766,535	780,500	0.04%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.84%	11/1/2028	$5,882,353	5,751,115	5,841,176	0.27%	N
								34,543,888	35,726,283	1.65%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	12/29/2027	$3,142,151	2,887,377	2,926,285	0.13%	N
Syndigo, LLC	Second Lien Term Loan	SOFR(M)	0.75%	8.11%	13.45%	12/14/2028	$16,815,342	16,269,252	15,995,594	0.74%	G/N
								19,156,629	18,921,879	0.87%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.46%	11/1/2025	$756,529	748,431	756,529	0.03%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.45%	11/1/2025	$25,299,736	25,148,291	25,299,736	1.16%	N
Anaconda, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	8/22/2028	$3,027,933	2,997,653	3,003,709	0.14%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	8/22/2028	$7,656,897	7,525,156	7,595,642	0.35%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	8.88%	14.21%	10/25/2029	$27,879,880	22,415,742	6,858,451	0.32%	C/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(7,148)	(5,448)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$4,283,754	4,146,706	4,216,499	0.19%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(25,945)	(19,773)	—	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$15,528,609	15,031,810	15,284,810	0.70%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(M)	1.50%	8.26%	13.59%	4/1/2026	$58,428,734	$58,392,875	$58,019,733	2.67%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2026	$3,593,584	1,103,706	3,377,969	0.16%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.85%	8/29/2029	$—	(9,062)	9,950	—	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.85%	8/29/2029	$5,500,000	5,239,273	5,609,450	0.26%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	5.26%	10.60%	5/27/2027	$12,089,579	12,089,579	9,490,319	0.44%	F/L/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.46%	7/8/2027	$2,586,815	2,521,528	2,586,815	0.12%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.45%	7/8/2027	$4,749,182	4,767,493	4,749,182	0.22%	N
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.96%	6/8/2028	$19,751,393	18,951,750	19,040,343	0.88%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$5,455,116	4,673,333	3,027,589	0.14%	G
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.84%	7/27/2029	$27,000,000	21,555,026	8,388,765	0.39%	C/G
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	2/1/2029	$13,175,394	12,922,090	13,162,219	0.60%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	12.59%	2/1/2029	$10,178,938	9,975,359	9,985,538	0.46%	N
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.83%	2/1/2029	$—	(23,629)	(1,647)	—	K/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.83%	6/10/2027	$16,534,587	15,968,682	15,311,027	0.70%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.46%	4/6/2027	$44,652,507	42,500,937	20,718,763	0.95%	C/N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	8.15%	13.46%	4/6/2027	$3,347,493	3,186,639	1,553,237	0.07%	C/N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	12.36%	10/30/2025	$7,500,000	8,220,167	7,729,461	0.36%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.33%	8/16/2029	$4,574,177	4,441,554	4,593,846	0.21%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.33%	8/16/2028	$—	(518)	—	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.47%	1/24/2028	$4,784,343	4,595,797	4,728,367	0.22%	H/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.53%	12/1/2027	$826,574	752,437	603,399	0.03%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.52%	12/1/2027	$5,352,422	4,886,533	3,907,268	0.18%	N
								314,692,245	259,581,748	11.95%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.58%	10/19/2028	$—	(811)	—	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	10/19/2028	$2,700,000	2,644,932	2,740,500	0.13%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.08%	11/8/2030	$—	(2,010)	(164)	—	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.08%	11/8/2030	$1,569,811	1,522,604	1,568,242	0.07%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	13.46%	5/28/2029	$12,000,000	11,795,663	12,000,000	0.55%	G/N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$1,805,556	1,769,444	1,769,444	0.08%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$—	(8,333)	(8,333)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$—	(5,556)	(5,556)	0.00%	K/N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.23%	2/4/2029	$1,923,186	1,813,169	1,887,127	0.09%	G
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.33%	12/30/2027	$—	(33,448)	(31,447)	—	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.33%	12/29/2028	$19,668,438	18,972,268	19,235,733	0.88%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.83%	5/13/2030	$—	$(3,008)	$(1,396)	—	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.83%	5/13/2030	$6,979,701	6,734,622	6,965,742	0.32%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.35%	12.70%	7/31/2025	$14,671,682	14,671,682	14,686,353	0.68%	N
								59,871,218	60,806,245	2.80%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90% cash + 3.50% PIK	14.72%	6/15/2026	$74,756	74,749	72,633	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.90% cash + 3.50% PIK	14.73%	6/15/2026	$149,039	148,670	144,806	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.90% cash + 3.50% PIK	14.73%	6/15/2026	$2,051,524	2,050,607	1,993,261	0.09%	N
								2,274,026	2,210,700	0.10%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.15%	12.49%	12/21/2028	$636,378	620,914	647,833	0.03%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$—	(22,998)	—	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.49%	12/21/2028	$8,648,028	8,430,723	8,803,692	0.40%	N
								9,028,639	9,451,525	0.43%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.23%	8/5/2028	$19,658,086	19,271,494	19,422,189	0.89%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.23%	8/5/2028	$127,629	125,167	125,181	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.35%	10.73%	8/5/2027	$—	—	(2,127)	0.00%	K/N
								19,396,661	19,545,243	0.90%
Media
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	3.25% Cash + 1.50% PIK	10.19%	8/19/2026	$666,842	616,491	634,053	0.03%	L
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	12.46%	10/19/2026	$17,631,760	16,763,511	14,502,123	0.67%	G
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	14.33%	1/3/2025	$30,936,554	29,766,996	11,106,223	0.51%	C/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.75% PIK	13.09%	12/31/2024	$749,852	725,986	707,111	0.03%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	11.98%	8/23/2026	$13,897,569	13,455,560	13,383,359	0.62%	N
								61,328,544	40,332,869	1.86%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	14.48%	4/12/2028	$1,324,151	1,324,151	1,324,151	0.06%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	12.08%	10/2/2029	$3,309,810	3,147,615	3,227,065	0.15%	N
								4,471,766	4,551,216	0.21%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$31,263,921	30,303,388	29,957,088	1.38%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$679,287	638,922	643,794	0.03%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.95%	12/23/2026	$13,841,929	13,397,236	13,349,157	0.61%	N
								44,339,546	43,950,039	2.02%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	11.16%	16.46%	9/11/2026	$28,014,113	26,721,997	23,237,707	1.07%	N
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B-1	Fixed	—	20.0% PIK	20.00%	9/11/2026	$1,566,116	1,566,116	1,732,124	0.08%	N
								28,288,113	24,969,831	1.15%
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	10.35%	9/20/2027	$15,049,490	15,048,960	15,139,787	0.70%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	10.35%	9/20/2027	$—	(3,824)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	SOFR(Q)	1.00%	1.00% Cash + 6.75% PIK	13.10%	12/31/2027	$8,146,376	7,559,958	1,629,275	0.07%	C/N
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(M)	0.75%	7.75%	13.09%	4/26/2030	$12,507,465	11,632,676	10,944,032	0.50%	G/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.96%	5/14/2029	$15,000,000	$14,773,218	$15,000,000	0.69%	G/N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$1,480,161	1,426,494	1,459,439	0.07%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$—	(5,869)	(4,516)	—	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$—	(3,521)	(2,710)	—	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.58%	8/18/2028	$16,152,388	15,633,658	16,057,089	0.74%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	8/18/2028	$4,449,002	4,387,377	4,424,532	0.20%	N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.58%	8/18/2028	$—	(12,284)	(17,267)	—	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.08%	8/18/2028	$145,016	131,679	136,460	0.01%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.21%	8/17/2025	$23,890,586	23,570,385	23,221,650	1.07%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.21%	8/17/2025	$36,301,904	35,729,021	35,285,451	1.62%	H/L/N
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.60%	10.94%	6/28/2026	$962,786	919,687	955,566	0.04%	N
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.94%	6/28/2026	$3,760,362	3,591,949	3,732,160	0.17%	N
								134,379,564	127,960,948	5.88%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	1/18/2030	$1,567,500	1,508,378	1,536,150	0.07%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.08%	1/18/2030	$—	(8,422)	(8,571)	—	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.61%	3/2/2026	$6,533,333	6,464,091	6,533,333	0.30%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.96%	3/21/2027	$12,843,151	12,549,053	12,717,288	0.58%	N
								20,513,100	20,778,200	0.95%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan (1.0% Exit Fee)	SOFR(S)	1.00%	7.68%	12.97%	4/8/2027	$53,000,000	52,304,767	52,597,200	2.42%	L/N
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental 3 Term Loan (1.0% Exit Fee)	SOFR(S)	1.00%	7.68%	12.90%	4/8/2027	$2,000,000	1,931,479	1,984,800	0.09%	L/N
								54,236,246	54,582,000	2.51%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.75%	12/29/2027	$7,111,381	6,839,672	6,400,243	0.29%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.15%	11.47%	12/29/2026	$1,515,628	1,276,735	1,145,249	0.05%	G/N
								8,116,407	7,545,492	0.34%
Software
Aerospike, Inc.	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	1.00%	7.50%	12.96%	12/29/2025	$5,606,100	5,519,027	5,604,979	0.26%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	11.59%	6/27/2029	$23,208,319	22,929,818	22,929,818	1.05%	N
Aras Corporation	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	10.84%	4/13/2029	$275,212	248,990	257,519	0.01%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.05%	4/13/2029	$17,996,241	17,629,148	17,726,298	0.81%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.65%	12.98%	4/30/2026	$14,987,676	14,719,996	14,987,676	0.69%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(M)	1.00%	7.60%	12.93%	4/30/2026	$413,104	405,085	413,104	0.02%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(M)	1.00%	7.60%	12.93%	4/30/2026	$1,778,731	1,740,593	1,778,731	0.08%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(M)	1.00%	7.25%	12.59%	9/12/2029	$—	(10,567)	(9,917)	—	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.59%	9/12/2029	$7,737,179	7,388,831	7,636,596	0.35%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	9/8/2027	$5,832,706	$5,645,127	$5,702,053	0.26%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.59%	9/8/2027	$344,445	335,389	332,000	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.33%	9/8/2027	$1,852,545	1,801,910	1,829,944	0.08%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(Q)	1.50%	7.75%	13.10%	5/22/2029	$26,250,000	25,987,500	25,987,500	1.19%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.33%	6/12/2030	$196,078	177,696	177,696	0.01%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.33%	6/12/2030	$1,764,706	1,720,588	1,720,588	0.08%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$—	(4,612)	—	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$6,040,409	5,814,673	6,040,409	0.28%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	13.11%	1/6/2026	$3,719,435	3,667,094	3,680,381	0.17%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	13.06%	1/6/2026	$7,326,537	7,226,825	7,249,608	0.33%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$—	(11,512)	(12,857)	—	K/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$5,564,322	5,305,520	5,453,036	0.25%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$2,366,435	2,234,517	2,298,755	0.11%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$1,828,801	1,726,139	1,776,497	0.08%	N
GTY Technology Holdings Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$419,927	377,414	393,350	0.02%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.25%	13.75%	7/9/2029	$157,967	145,592	146,672	0.01%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.23%	12/17/2027	$5,921,934	5,766,338	5,744,869	0.26%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.21%	12/17/2027	$296,100	278,037	287,247	0.01%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.25%	12/17/2027	$455,326	443,189	441,293	0.02%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.19%	8/5/2028	$8,017,052	7,659,728	7,895,995	0.36%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50% Cash + 2.50% PIK	13.33%	6/25/2029	$9,273,921	8,996,383	9,273,921	0.43%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 2.50% PIK	10.82%	6/25/2029	$27,752	26,739	27,752	—	N
Kaseya, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.83%	6/25/2029	$34,368	33,278	34,368	—	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.83%	6/25/2029	$140,252	135,150	140,251	0.01%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$9,877,792	9,658,758	9,869,889	0.45%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.18%	9/15/2025	$7,318,167	7,206,371	7,206,199	0.33%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.18%	9/24/2026	$—	(3,479)	(2,626)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.85%	11.18%	9/24/2026	$6,263,257	6,153,255	6,205,634	0.29%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.75%	11.08%	3/31/2027	$16,273,539	15,971,710	16,143,350	0.74%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	11.08%	3/31/2027	$—	—	(15,265)	0.00%	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.83%	5/9/2028	$23,882,374	23,418,330	23,755,798	1.11%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.83%	5/9/2028	$—	(23,318)	(11,608)	—	H/K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.08%	8/31/2027	$16,016,568	$15,683,467	$16,016,568	0.74%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	11.08%	8/31/2026	$—	(11,426)	—	—	K/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	10.84%	7/25/2029	$60,857	53,931	55,064	—	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.84%	7/25/2029	$2,755,155	2,615,246	2,680,215	0.12%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$—	(580)	—	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$5,717,521	5,577,837	5,774,696	0.27%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$—	10,362	13,931	—	N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	12.44%	12/21/2027	$—	(7,270)	(11,556)	—	K/N
Zilliant Incorporated	First Lien Term Loan (0.25% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	12.44%	12/21/2027	$3,940,859	3,778,246	3,787,165	0.17%	L/N
								246,141,063	249,413,586	11.47%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	12.08%	8/15/2029	$25,102,284	24,355,721	24,750,852	1.14%	G
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.94%	7/2/2026	$10,722,869	10,362,062	10,508,412	0.48%	N
								34,717,783	35,259,264	1.62%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.83%	4/25/2031	$34,673,627	34,245,042	34,240,207	1.57%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.59%	9/8/2027	$25,417,903	24,946,669	25,417,903	1.17%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.59%	9/8/2027	$—	(15,550)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	12.00%	12/30/2026	$24,437,500	24,237,667	23,240,063	1.07%	N
								49,168,786	48,657,966	2.24%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	11.85%	9/17/2026	$14,587,500	14,267,448	14,467,883	0.67%	H/N

Total Debt Investments - 208.3% of Net Assets								1,969,213,150	1,818,666,257	83.59%

Equity Securities
Automobiles
AutoAlert, LLC	Common Stock						540,248	9,085,917	10,228,924	0.47%	D/E/F/N

Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests						91,445	—	—	—	D/E/N
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units					2/7/2030	7,191	673,788	1,084,917	0.05%	D/E/N
								673,788	1,084,917	0.05%
Chemicals
AGY Equity, LLC	Class A Preferred Stock						5,982,385	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock						4,187,669	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock						3,290,312	—	—	—	D/E/N
								485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock						364	—	—	—	D/E/H/N/O

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock						171,813	285,933	127,280	0.01%	D/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	—	—	D/N
						285,933	127,280	0.01%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	1,048,595	0.05%	B/D/E/N

Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock			7/25/2030	3,980	73,107	—	0.00%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	15,793	287,104	—	0.00%	D/E/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	5,430	66,734	—	0.00%	D/E/H/N
Razor US LP	Common Units				263,206	—	—	—	D/N
Razor US LP	Class A Preferred Units	Fixed	3.00%		26,320,670	22,711,306	13,291,846	0.61%	N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	698	13,654	—	—	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			4/28/2028	213	20,680	—	0.00%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	21,826,383	15,774,521	0.73%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	15,774,521	0.73%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Common Units				2,542	5,030,799	6,842,900	0.31%	B/D/E/N
Thras.io, LLC	Common Units				291,605	—	—	0.00%	D/E/N
						63,450,929	51,683,788	2.38%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				27,214,897	27,214,897	49,888,000	2.31%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units				17,800,591	17,675,790	14,240,473	0.65%	E/F/I/N
GACP II, LP (Great American Capital)	Membership Units				861,529	861,529	1,169,230	0.05%	E/I/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	—	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	—	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	373,663	0.02%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	94,157	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/27/2031	508	61	41	—	D/E/H/N
						46,153,823	65,765,564	3.03%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,094	216,336	201	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	47,000	—	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	7,000	—	D/E/N
						11,098,416	54,201	—
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,885,601	0.09%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	—	D/N/E

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	384,394	0.02%	D
Domo, Inc.	Warrants to Purchase Common Stock			2/17/2028	94,136	—	674,264	0.03%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	—	—	D/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	234,748	0.01%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	2,886,957	0.13%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	2,318,369	0.11%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,913,032	0.09%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	57,400	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	20,072	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,300,000	0.24%	D/E/N
						4,000,873	13,769,164	0.63%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	—	—	D/E/N

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	21,500	—	D/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	89,605	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	587,730	0.03%	D/E/H/N
						165,531	698,835	0.03%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	2,056,775	0.09%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	24,199	0.00%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	875,140	0.04%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/26/2027	1,712,930	577,843	—	—	D/E/N
						578,389	2,108	—
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	12,927,033	12,937,553	0.59%	E/N

Total Equity Securities - 18.6% of Net Assets						182,809,743	162,242,644	7.46%

Total Investments - 226.9% of Net Assets						$2,152,022,893	$1,980,908,901	91.05%

Cash and Cash Equivalents - 22.3% of Net Assets							$194,669,436	8.95%

Total Cash and Investments - 249.2% of Net Assets							$2,175,578,337	100.00%	M

	Interest Rate Swap as of June 30, 2024
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Derivative Liability at Fair Value
Interest rate swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	35,000,000	$(838,386)

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

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

Excluding $586,903,708 of investments acquired in connection with the Merger, aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $149,703,285 and 209,290,364, respectively, for the six months ended June 30, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2024 was $1,966,409,617 or 90.4% of total cash and investments of the Company. As of June 30, 2024, approximately 15.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2024

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

The Company has elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. All of the subsidiaries of the Company are treated as disregarded entities.

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

June 30, 2024

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

June 30, 2024

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

At June 30, 2024, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$408,593	$408,593
2	Other direct and indirect observable market inputs (3)	26,552,530	—	—	26,552,530
3	Independent third-party valuation sources that employ significant unobservable inputs	1,725,877,106	66,236,621	160,956,803	1,953,070,530
3	Valuation Designee valuations with significant unobservable inputs	—	—	877,248	877,248
Total		$1,752,429,636	$66,236,621	$162,242,644	$1,980,908,901

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,473,759,405	Income approach	Discount rate	9.7% - 33.5% (13.9%)
	103,787,983	Market quotations	Indicative bid/ask quotes	1 - 3 (1)
	105,326,724	Market comparable companies	Revenue multiples	0.4x - 1.7x (1.1x)
	40,041,693	Market comparable companies	EBITDA multiples	1.0x - 10.3x (4.6x)
	1,629,275	Option Pricing Model	EBITDA/Revenue multiples	3.0x (3.0x)
			Implied volatility	35.0% (35.0%)
			Term	1.9 years (1.9 years)
	1,332,026	Asset approach (2)	N/A	N/A
Other Corporate Debt	13,917,684	Income approach	Discount rate	14.2% (14.2%)
	52,318,937	Market comparable companies	Book value multiples	1.6x (1.6x)
Equity	12,937,553	Income approach	Discount rate	13.4 - 25.0% (13.8%)
	875,140	Market comparable companies	Revenue multiples	1.1x - 6.5x (1.1x)
	3,232,650	Market comparable companies	EBITDA multiples	3.3x - 10.3x (4.6x)
	64,128,473	Market comparable companies	Book value multiples	0.9x - 1.6x (1.4x)
	67,376,480	Option Pricing Model	EBITDA/Revenue multiples	0.8x - 13.8x (9.4x)
			Implied volatility	45.0% - 75.0% (53.9%)
			Term	0.8 years - 3.8 years (2.3 years)
	1,885,601	Transaction approach (3)	N/A	N/A
	11,398,154	Asset approach (4)	N/A	N/A
$1,953,947,778

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

June 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,852,766,795	$71,542,109	$160,570,777	$2,084,879,681
Net realized and unrealized gains (losses)	(81,402,083)	59,452	(5,743,051)	(87,085,682)
Acquisitions (1)	130,850,647	177,626	6,152,684	137,180,957
Dispositions	(179,133,867)	(5,542,566)	(23,607)	(184,700,040)
Transfers into Level 3 (2)	2,795,614	—	—	2,795,614
Ending balance	$1,725,877,106	$66,236,621	$160,956,803	$1,953,070,530

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(74,624,371)	$237,078	$(5,344,064)	$(79,731,357)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$877,248	$877,248
Ending balance	$—	$—	$877,248	$877,248

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—	$—

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,289,587,391	$52,318,937	$164,340,278	$1,506,246,606
Net realized and unrealized gains (losses)	(74,411,433)	803,441	(34,431,832)	(108,039,824)
Acquisitions (1)	685,719,758	18,114,243	33,834,839	737,668,840
Dispositions	(199,278,802)	(5,000,000)	(2,786,482)	(207,065,284)
Transfers into Level 3 (2)	27,512,314	—	—	27,512,314
Transfers out of Level 3 (3)	(3,252,122)	—	—	(3,252,122)
Ending balance	$1,725,877,106	$66,236,621	$160,956,803	$1,953,070,530

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(76,155,049)	$803,441	$(32,713,231)	$(108,064,839)

(1)
Includes payments received in kind and accretion of original issue and market discounts and Level 3 investments acquired in connection with the Merger.
(2)
Comprised of four investments that were transferred from Level 2 due to reduced number of market quotes.
(3)
Comprised of one investment that was transferred to Level 2 due to increased number of market quotes.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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
(3)
Comprised of four investments that were transferred to Level 2 due to increased observable market activity.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$390,944	$842,739	$1,233,683
Net realized and unrealized gains (losses)	—	(305,039)	76,185	(228,854)
Dispositions	—	(85,905)	—	(85,905)
Ending balance	$—	$—	$918,924	$918,924

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$76,185	$76,185

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603
Net realized and unrealized gains (losses)	5,035,436	1,371,823	(9,924,338)	(3,517,079)
Acquisitions (1)	144,481,866	68,177	11,086,597	155,636,640
Dispositions	(111,038,448)	—	(71,392)	(111,109,840)
Transfers into Level 3 (2)	12,140,580	—	—	12,140,580
Transfers out of Level 3 (2)	(47,666,589)	—	—	(47,666,589)
Ending balance	$1,261,005,221	$69,891,437	$188,595,657	$1,519,492,315

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,357,697)	$1,371,823	$(9,922,646)	$(9,908,520)

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

June 30, 2024

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at June 30, 2024 and December 31, 2023.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.5% of total investments at June 30, 2024 and December 31, 2023, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2024

2. Summary of Significant Accounting Policies — (continued)

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

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statement of Assets and Liabilities at June 30, 2024.

Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, Derivatives and Hedging, changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statement of Operations. As of June 30, 2024, the Interest Rate Swap had a fair value of $0.8 million, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract.

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

During the six months ended June 30, 2023, the Company did not enter into any additional derivative transactions.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may either be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgment, the repayment of the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on non-

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies — (continued)

accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

June 30, 2024

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

In connection with the Merger, the Company also entered into a fee waiver agreement with the Advisor (the “Fee Waiver Agreement”). The Fee Waiver Agreement provides that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). For the quarter ended June 30, 2024, no advisory fee waiver was required.

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

June 30, 2024

3. Management Fees, Incentive Fees and Other Expenses — (continued)

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2024 and December 31, 2023, no such reserve was accrued.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured notes due August 2024 issued by the Company (the “2024 Notes”), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) as of the Closing, unsecured notes due February 2026 issued by the Company (the “2026 Notes”), unsecured notes due May 2029 issued by the Company (the “2029 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility entered into by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally entered into by BCIC and assumed by Merger Sub (“Merger Sub Facility”), and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being repaid on March 1, 2022, debt included $140.0 million in convertible senior unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes").

Total debt outstanding and available at June 30, 2024 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	EURIBOR+2.00%	(2)	$7,923,529	$292,076,471	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	—	200,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	182,000,000	83,000,000	265,000,000	(8)
SBA Debentures	2024−2031	2.52%	(9)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.90%		249,908,671	—	249,908,671
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,595,831	—	325,595,831
2029 Notes ($325 million par)	2029	6.95%		321,437,113	—	321,437,113
Total leverage				1,328,865,144	$585,076,471	$1,913,941,615
Unamortized issuance costs				(8,551,698)
Debt, net of unamortized issuance costs				$1,320,313,446

(1)
Except for the 2024 Notes, 2026 Notes and 2029 Notes all carrying values are the same as the principal amounts outstanding.
(2)
As of June 30, 2024, $8.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

June 30, 2024

4. Debt — (continued)

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

The combined weighted-average interest rates on total debt outstanding at June 30, 2024 and December 31, 2023 were 5.00% and 4.29%, respectively.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2024	2023
Interest expense	$30,421,062	$22,027,680
Amortization of deferred debt issuance costs	2,017,896	1,433,974
Commitment fees	518,095	375,821
Total	$32,957,053	$23,837,475

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, the estimated fair value of the Merger Sub Facility was $168.4 million, and the 2024 Notes, the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $248.9 million, $91.9 million, $306.9 million and $317.2 million, respectively. As of December 31, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $246.0 million and $303.9 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2024 Notes, 2026 Notes and 2029 Notes were determined using market quotations, and the estimated fair value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2024 Notes, 2025 Notes, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

4. Debt — (continued)

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

June 30, 2024

4. Debt — (continued)

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

On May 30, 2024, the Company issued $325.0 million of unsecured notes that mature on May 30, 2029, unless previously repurchased or redeemed in accordance with their terms. The 2029 Notes were issued at a discount to the principal amount. The 2029 Notes bear interest at an annual rate of 6.95%, payable semi-annually, and all principal is due upon maturity. The 2029 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a "make whole" premium, as determined pursuant to the indenture governing the 2029 Notes, and any accrued and unpaid interest.

As of June 30, 2024 and December 31, 2023, the components of the carrying value of 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	June 30, 2024				December 31, 2023
	2024 Notes	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2025 Notes	2026 Notes	2029 Notes
Principal amount of debt	$250,000,000	$92,000,000	$325,000,000	$325,000,000	$250,000,000	N/A	$325,000,000	N/A
Original issue (discount)/ premium, net of accretion	(91,329)	—	595,831	(3,562,887)	(403,991)	N/A	791,013	N/A
Carrying value of debt	$249,908,671	$92,000,000	$325,595,831	$321,437,113	$249,596,009	N/A	$325,791,013	N/A

For the six months ended June 30, 2024 and 2023, the components of interest expense for the 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Six Months Ended June 30,
	2024				2023
	2024 Notes	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2025 Notes	2026 Notes	2029 Notes
Stated interest expense	$4,875,000	$2,128,377	$4,631,250	$1,882,292	$4,875,000	N/A	$4,631,250	N/A
Amortization of original issue discount/ (premium)	312,662	—	(195,182)	51,113	296,163	N/A	(190,761)	N/A
Total interest expense	$5,187,662	$2,128,377	$4,436,068	$1,933,405	$5,171,163	N/A	$4,440,489	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

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

On June 15, 2023, the Operating Facility was amended to update the terms of the interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2024, SVCP was in full compliance with such covenants.

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of June 30, 2024, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

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

SBA Debentures

As of June 30, 2024, the SBIC is able to issue up to $160.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2024, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2024 and December 31, 2023 were as follows:

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

June 30, 2024

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$963,927	$723,670
Accordion Partners LLC	8/31/2028	267,403	111,925
Accuserve Solutions, Inc.	3/15/2030	2,886,466	N/A
Acquia, Inc.	11/1/2025	1,134,794	960,792
Alcami Corporation	12/21/2028	N/A	546,266
Alcami Corporation	12/21/2028	1,167,666	874,025
AlphaSense, Inc.	6/27/2029	4,641,664	N/A
Alpine Acquisition Corp II (48Forty)	11/30/2026	169,822	71,628
AmeriLife Holdings, LLC	8/31/2029	742,492	227,273
AmeriLife Holdings, LLC	8/31/2029	N/A	76,212
Applause App Quality, Inc.	9/20/2027	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	625,819	544,531
Aras Corporation	4/13/2029	904,265	116,311
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	1,708,595	1,275,925
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	837,680
Avalara, Inc.	10/19/2028	270,000	45,000
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	2,190,160	1,601,742
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	89,744
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	882,000
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	243,000
CareATC, Inc.	3/14/2026	945,362	607,288
Clever Devices Ltd.	6/12/2030	539,216	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	N/A
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	81,761
CSG Buyer, Inc. (Core States)	3/31/2028	N/A	2,921,165
CSG Buyer, Inc. (Core States)	3/31/2028	1,997,145	1,460,583
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	211,111	194,444
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	604,041	90,909
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	500,000	83,333
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	1,113,597	531,907
ESO Solutions, Inc.	5/3/2027	473,308	700,111
Fusion Holding Corp. (Finalsite)	9/15/2027	224,276	37,736
Fusion Risk Management, Inc.	5/22/2029	642,857	107,143
GTY Technology Holdings Inc.	7/9/2029	1,016,653	N/A
GTY Technology Holdings Inc.	7/9/2029	236,950	41,538
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	N/A
ICIMS, Inc.	8/18/2028	2,926,678	886,195
ICIMS, Inc.	8/18/2028	1,305,145	330,556
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	14,000	10,000
Integrity Marketing Acquisition, LLC	8/19/2026	15,422,318	10,254,564
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	438,327	N/A
Intercept Bidco, Inc.	6/3/2030	416,667	N/A
Intercept Bidco, Inc.	6/3/2030	277,778	N/A
IT Parent, LLC (Insurance Technologies)	10/1/2026	87,500	104,167
James Perse Enterprises, Inc.	9/8/2027	3,416,914	1,944,444
Kaseya, Inc.	6/25/2029	493,432	93,900

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

Kaseya, Inc.	6/25/2029	416,280	75,000
Kellermeyer Bergensons Services, LLC	11/6/2028	39,048	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	222,333	277,917
Madison Logic Holdings, Inc.	12/30/2027	1,429,411	1,069,947
Mesquite Bidco, LLC	11/30/2029	2,125,821	1,585,403
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,646,924	1,229,873
Oversight Systems, Inc.	9/24/2026	285,392	212,667
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	N/A	3,266,234
Pluralsight, Inc.	4/6/2027	N/A	539,019
PMA Parent Holdings, LLC	1/31/2031	750,000	N/A
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	80,100	39,167
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2028	1,536,784	N/A
Razor Group GmbH (Germany)	4/30/2025	N/A	3,834,569
Sailpoint Technologies Holdings, Inc.	8/16/2028	371,281	37,538
Sandata Technologies, LLC	7/23/2024	N/A	1,050,000
SellerX Germany GmbH (Germany)	5/23/2026	6,893,808	5,034,506
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,908,116	N/A
Serrano Parent, LLC (Sumo Logic)	5/13/2030	697,970	90,000
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	1,039,117
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	1,735,279	1,298,896
Sonny’s Enterprises, LLC	8/5/2028	76,355	N/A
Sonny’s Enterprises, LLC	8/5/2027	177,253	N/A
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	4/25/2031	8,668,407	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2027	344,596	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2026	1,585,476	1,256,026
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	592,910	428,647
Wealth Enhancement Group, LLC	10/4/2027	N/A	71,696
Wealth Enhancement Group, LLC	10/4/2027	445,999	26,980
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	N/A
Trintech, Inc.	7/25/2029	152,143	43,469
Vortex Companies, LLC	9/4/2029	704,214	N/A
Vortex Companies, LLC	9/4/2029	129,281	68,547
Xactly Corporation	7/31/2025	854,898	854,898
Zendesk Inc.	11/22/2028	1,393,091	95,503
Zendesk Inc.	11/22/2028	573,626	39,325
Zilliant Incorporated	12/21/2027	296,296	148,148
Total Unfunded Balances		93,481,698	54,556,095

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2024 and December 31, 2023, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.7 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2024 and 2023, expenses allocated pursuant to the Administration Agreement totaled $1.2 million and $0.7 million, respectively.

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
				$0.68	$48,741,856	$771,651

(1)
Dividends reinvested through purchase of shares in the open market.

In addition, the Company paid $7,257,191 of dividends payable assumed in the Merger that were declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024. Such amount was paid from BCIC cash and cash equivalents acquired by the Company in the Merger.

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524	$—
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870	—
				$0.66	$38,126,394	$—

(1)
No dividend reinvestment plan was effective for the six months ended June 30, 2023.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the six months ended June 30, 2024, approximately $0.8 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

7. Stockholders’ Equity and Dividends — (continued)

Share Repurchase Plan

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 24, 2024, to be in effect through the earlier of two trading days after the Company’s second quarter 2024 earnings release unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the six months ended June 30, 2024 and 2023.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets from operations	$(51,276,517)	$16,250,686	$(46,219,376)	$38,964,565
Weighted average shares outstanding	85,591,134	57,767,264	73,819,497	57,767,264
Earnings (loss) per share	$(0.60)	$0.28	$(0.63)	$0.67

9. Subsequent Events

On August 1, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2024 earnings release or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR adjustment, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates.

On August 7, 2024, the Company’s Board of Directors declared a third quarter regular dividend of $0.34 per share payable on September 30, 2024 to shareholders of record as of the close of business on September 16, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

10. Financial Highlights

	Six Months Ended June 30,
	2024	2023
Per Common Share
Per share NAV at beginning of period	$11.90	$12.93

Investment operations:
Net investment income before excise taxes	0.87	0.92
Excise taxes	—	—
Net investment income (1)	0.87	0.92
Net realized and unrealized gain (loss) (1)	(1.61)	(0.25)
Total from investment operations	(0.74)	0.67

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	(0.28)	—

Dividends to common shareholders	(0.68)	(0.66)

Per share NAV at end of period	$10.20	$12.94

Per share market price at end of period	$10.80	$10.91

Total return based on market value (3) (4)	(0.5)%	(10.6)%
Total return based on net asset value (3) (5)	(8.6)%	5.2%

Shares outstanding at end of period	85,591,134	57,767,264

Ratios to average common equity: (6)
Net investment income	17.0%	15.6%
Expenses before incentive fee	12.2%	10.7%
Expenses and incentive fee	13.7%	12.2%

Ending common shareholder equity	$873,104,924	$747,591,961
Portfolio turnover rate	8.1%	3.1%
Weighted-average debt outstanding	$1,211,640,358	$1,016,523,284
Weighted-average interest rate on debt	5.0%	4.4%
Weighted-average number of common shares	73,819,497	57,767,264
Weighted-average debt per share	$16.41	$17.60

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended June 30, 2024.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of June 30, 2024 (Unaudited)	$7,924	$10,735	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Funding Facility I
As of June 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Funding Facility II
As of June 30, 2024 (Unaudited)	$-	$-	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of June 30, 2024 (Unaudited)	$182,000	$10,735	—	N/A
SBA Debentures
As of June 30, 2024 (Unaudited)	$150,000	$10,735	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
2019 Convertible Notes
As of June 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
2022 Convertible Notes
As of June 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2024

11. Senior Securities — (continued)

2022 Notes
As of June 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of June 30, 2024 (Unaudited)	$250,000	$1,738	—	N/A
Fiscal Year 2023	250,000	1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of June 30, 2024 (Unaudited)	$92,000	$1,738	—	N/A
2026 Notes
As of June 30, 2024 (Unaudited)	$325,000	$1,738	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of June 30, 2024 (Unaudited)	$325,000	$1,738	—	N/A

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

June 30, 2024

12. Merger with BlackRock Capital Investment Corporation — (continued)

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

The following table summarizes the allocation of the consideration paid to the assets acquired and liabilities assumed as a result of the Merger:

Common stock issued by the Company (1)	$280,464,610
Transaction costs	2,366,408
Total purchase price	$282,831,018
Assets acquired:
Investments(2)	$586,983,708
Cash and cash equivalents	11,670,610
Interest, dividends and fees receivable	10,373,421
Due from broker	2,048,141
Other assets	3,731,006
Total assets acquired	614,806,886
Liabilities assumed:
Debt	315,296,749
Dividends payable (3)	7,257,191
Management fees payable	1,888,664
Interest rate swap, at fair value	1,674,309
Incentive fees payable	1,363,625
Other liabilities	4,495,330
Total liabilities assumed	331,975,868
Net assets acquired	$282,831,018
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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2024
Hylan Intermediate Holdings II LLC, 2nd Lien Term Loan, SOFR + 10%, 1% SOFR Floor, due 3/11/2027	$230,752	$10,022,086	$(184,796)	$(146,321)	$(5,086,500)	$(4,604,469)	$—
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/1/29	320,437	—	—	(136,406)	11,575,692	—	11,439,286
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Term Loan, SOFR + 8%, 1% SOFR Floor, due 2/22/26	176,882	9,957,945	—	3,987	(4,983,707)	(4,978,225)	—
Hylan Novellus LLC, Class A Units	—	2,827,373	(12,625,342)	10,990,444	(1,192,475)	—	—
Hylan Global LLC, Parent Common Units	—	—	—	310,148	738,447	—	1,048,595
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	55,861	1,324,151	—	—	—	—	1,324,151
Iracore Investments Holdings, Inc., Class A Common Stock	324,433	1,799,178	—	257,597	—	—	2,056,775
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	1,448,818	24,629,566	—	(10,303,863)	1,448,818	—	15,774,521
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	24,629,566	—	(8,855,045)	—	—	15,774,521
TVG-Edmentum Holdings, LLC, Series C-2 Common Units	—	—	—	1,812,101	5,030,799	—	6,842,900
Total	$2,557,183	$75,189,865	$(12,810,138)	$(6,067,358)	$7,531,074	$(9,582,694)	$54,260,749

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)(Unaudited)

Six Months Ended June 30, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2024
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/25	$3,139,911	$52,318,937	$—	$—	$—	$—	$52,318,937
36th Street Capital Partners Holdings, LLC, Membership Units	503,493	50,541,000	—	(653,000)	—	—	49,888,000
Anacomp, Inc., Class A Common Stock	—	843,074	—	32,066	—	—	875,140
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	1,019,043	18,812,631	—	—	—	—	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	727,607	9,256,229	—	—	703,720	—	9,959,949
AA Acquisition Aggregator, LLC, Ordinary Shares	—	9,985,207	—	173,951	69,766	—	10,228,924
Conventional Lending TCP Holdings, LLC, Membership Units	720,271	16,376,544	—	(2,136,071)	—	—	14,240,473
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Fishbowl INC., Common Membership Units	—	135,403	—	(135,403)	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	1,027,121	12,089,579	—	(2,599,260)	—	—	9,490,319
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	—	—	803,432	13,114,252	—	13,917,684
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	101,315	—	166	—	—	101,481
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	1,367,273	—	(136,728)	—	—	1,230,545
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
Total	$7,137,446	$171,827,192	$—	$(4,650,847)	$13,887,738	$—	$181,064,083

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1)

Year Ended December 31, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2023
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$191,149	$1,324,140	$—	$—	$11	$—	$1,324,151
Iracore Investments Holdings, Inc., Class A Common Stock	—	2,983,163	—	(1,183,985)	—	—	1,799,178
Hylan Intermediate Holdings II LLC, 2nd Lien Term Loan, SOFR + 10%, 1% SOFR Floor, due 3/11/2027	581,023	4,789,265	—	104,575	5,260,111	(131,865)	10,022,086
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Term Loan, SOFR + 8%, 1% SOFR Floor, due 2/22/26	683,947	4,978,225	—	1,495	4,978,225	—	9,957,945
Hylan Novellus LLC, Class A Units	—	12,230,088	—	(9,402,715)	—	—	2,827,373
TVG-Edmentum Holdings, LLC, Series A Preferred Units	45,650	—	—	—	—	—	—
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	2,652,917	32,391,197	—	(10,414,537)	2,652,906	—	24,629,566
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	32,391,197	—	(7,761,631)	—	—	24,629,566
Total	$4,154,686	$91,087,275	$—	$(28,656,798)	$12,891,253	$(131,865)	$75,189,865

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1)

Year Ended December 31, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2023
36th Street Capital Partners Holdings, LLC, Membership Units	$(680,883)	$56,272,000	$—	$(6,043,500)	$312,500	$—	$50,541,000
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/1/25	5,937,130	50,131,437	—	—	2,187,500	—	52,318,937
Anacomp, Inc., Class A Common Stock	—	552,432	—	290,642	—	—	843,074
Conventional Lending TCP Holdings, LLC, Membership Units	1,674,050	16,146,544	—	(20,000)	250,000	—	16,376,544
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/22	—	101,315	—	—	—	—	101,315
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/22	—	1,862,701	—	(495,428)	—	—	1,367,273
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, due 05/27/2027	1,261,826	12,089,579	—	—	—	—	12,089,579
Fishbowl INC., Common Membership Units	—	577,277	—	(441,874)	—	—	135,403
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	1,522,939	—	—	—	2,533,793	16,278,838	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	997,865	—	—	—	651,700	8,604,529	9,256,229
AutoAlert, LLC, Class A Common Interest	—	—	—	—	(4,713,886)	4,713,886	—
AutoAlert, LLC, Preferred Equity	—	—	—	—	(4,302,264)	4,302,264	—
AA Acquisition Aggregator, LLC, Ordinary Shares	—	—	—	969,054	9,016,153	—	9,985,207
Total	$10,712,927	$137,733,285	$—	$(5,741,106)	$5,935,496	$33,899,517	$171,827,192

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2024

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/20
AGY Equity, LLC, Class B Preferred Units	9/3/20
AGY Equity, LLC, Class C Common Units	9/3/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	3/30/22
Marsico Holdings, LLC Units	3/15/24
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	4/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Group GmbH, Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/23
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/23
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Stitch Holdings LP, LP Units	3/15/24
Suited Connector, LLC, (Suco Investors, LP), Warrants to Purchase Class A Units	3/6/23
Thras.io, LLC, Common Units	6/18/24
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Series X Shares	6/24/24
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21
WorldRemit Group Limited, Warrants to Purchase Series E Stock	3/15/24

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/20
AGY Equity, LLC, Class B Preferred Units	9/3/20
AGY Equity, LLC, Class C Common Units	9/3/20
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/21
Fidelis (SVC) LLC, Series C Preferred Units	12/31/19
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/17
GACP I, LP (Great American Capital), Membership Units	10/1/15
GACP II, LP (Great American Capital), Membership Units	1/12/18
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/17
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/22
InMobi, Inc., Warrants to Purchase Common Stock	8/22/17
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/15
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/18
Inotiv, Inc., Common Shares	3/30/22
PerchHQ, Warrants for Common Units	9/30/22
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/20
Plate Newco 1 Limited (Avanti), Common Stock	4/13/22
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/19
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/21
Razor Warrants to Purchase Series C Shares	12/23/22
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/19
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/23
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/23
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/21
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/18
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/14
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/15
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/17
Utilidata, Inc., Common Stock	7/6/20
Utilidata, Inc., Series A-1 Preferred Stock	7/6/20
Utilidata, Inc., Series A-2 Preferred Stock	7/6/20
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/21

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
•
our ability to maintain our qualification as a RIC and as a BDC; and
•
the ability to realize benefits anticipated by the Merger; and
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks.

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

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. All of the subsidiaries of the Company are treated as disregarded entities.

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally issued by BCIC and assumed by Merger Sub ("Merger Sub Facility"), $250.0 million in senior unsecured notes issued by the Company maturing in 2024 (the “2024 Notes”), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the "2025 Notes"), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and $160.0 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2024 Notes, the 2025 Notes, the 2026 Notes and the 2029 Notes, the “Leverage Program”). Prior to being repaid on March 1, 2022, debt included $140.0 million in Convertible unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes").

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2024, 84.4% of our total assets were invested in qualifying assets.

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

As of June 30, 2024, 0.0% of our investments were categorized as Level 1, 1.3% were categorized as Level 2, 98.6% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may either be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgment, the repayment of the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on non-accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

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

Portfolio and investment activity

During the three months ended June 30, 2024, we invested approximately $129.7 million, comprised of new investments in 5 new and 5 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $123.5 million, or 95.3% of total acquisitions, were in senior secured loans. The remaining $6.2 million, or 4.7% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $185.0 million in proceeds from sales or repayments of investments during the three months ended June 30, 2024.

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

During the six months ended June 30, 2024, we invested approximately $736.7 million, of which $587.0 million of investments were acquired as a result of the Merger, which were comprised of 95.8% in senior secured loans, 3.1% in unsecured or subordinated debt securities and 1.1% in equity investments. The remaining $149.7 million of investments made by the Company during the six months ended June 30, 2024, included new investments in 8 new and 9 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $142.5 million, or 95.2% of total acquisitions, were in senior secured loans. The remaining $7.3 million or 4.8% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $209.3 million in proceeds from sales or repayments of investments during the six months ended June 30, 2024.

During the six months ended June 30, 2023, we invested approximately $93.1 million, comprised of new investments in 10 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $91.0 million, or 97.8% of total acquisitions, were in senior secured loans. The remaining $2.1 million (2.2% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $50.9 million in proceeds from sales or repayments of investments during the six months ended June 30, 2023.

At June 30, 2024, our consolidated investment portfolio of $1,980.9 million (at fair value) consisted of 158 portfolio companies and was invested 91.8% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 88.5% in senior secured loans, 2.6% in senior secured notes, 0.7% in unsecured debt and 8.2% in equity investments. Our average portfolio company investment at fair value was approximately $12.5 million. Our largest portfolio company investment based on fair value was approximately 5.2% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 17.6% of our portfolio at June 30, 2024.

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

The industry composition of our portfolio at fair value at June 30, 2024 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	13.8%
Software	12.6%
Diversified Financial Services	12.0%
Diversified Consumer Services	7.9%
Professional Services	6.5%
Health Care Technology	3.7%
Hotels, Restaurants and Leisure	3.4%
IT Services	3.1%
Healthcare Providers and Services	2.9%
Road and Rail	2.8%
Capital Markets	2.7%
Textiles, Apparel and Luxury Goods	2.5%
Automobiles	2.4%
Construction and Engineering	2.4%
Paper and Forest Products	2.2%
Media	2.1%
Insurance	1.8%
Specialty Retail	1.8%
Technology Hardware, Storage and Peripherals	1.7%
Consumer Finance	1.5%
Pharmaceuticals	1.3%
Real Estate Management and Development	1.0%
Containers and Packaging	1.0%
Other	6.9%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 13.7% at June 30, 2024 and 14.1% at December 31, 2023, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 12.4% at June 30, 2024 and 13.3% at December 31, 2023. At June 30, 2024, 93.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 6.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.1% at June 30, 2024. Debt investments in ten portfolio companies were on non-accrual status as of June 30, 2024, representing 4.9% of the portfolio at fair value and 10.5% at cost. At December 31, 2023, 95.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.0% at December 31, 2023. Debt investments in four portfolio companies were on non-accrual status as of December 31, 2023, representing 2.0% of the portfolio at fair value and 3.7% at cost.

Results of operations

Investment income

Investment income totaled $71.5 million and $54.0 million, respectively, for the three months ended June 30, 2024 and 2023, of which $69.0 million and $53.0 million were attributable to interest and fees on our debt investments, $2.5 million and $0.9 million to dividend income and $0.0 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $6.0 million and $0.2 million of non-recurring income related to prepayments and $0.2 million and $0.4 million in amendment fees for the three months ended June 30, 2024 and 2023, respectively. The increase in investment income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily reflects an increase in interest income due to higher SOFR rates during the three months ended June 30, 2024 and to additional investment income earned on investments acquired as a result of the Merger.

Investment income totaled $127.3 million and $104.3 million, respectively, for the six months ended June 30, 2024 and 2023, of which $123.7 million and $102.0 million were attributable to interest and fees on our debt investments, $3.5 million and $1.8 million to dividend income and $0.1 million and $0.5 million to other income, respectively. Included in interest and fees on our debt investments were $6.4 million and $0.4 million of non-recurring income related to prepayments and $0.4 million and $0.5 million in amendment fees for the six months ended June 30, 2024 and 2023, respectively. The increase in investment income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily reflects an increase in interest income due to higher SOFR rates during the six months ended June 30, 2024 and to additional investment income earned on investments acquired as a result of the Merger.

Expenses

Total operating expenses for the three months ended June 30, 2024 and 2023 were $35.7 million and $26.4 million, respectively, comprised of $19.7 million and $12.3 million in interest expense and related fees, $6.8 million and $5.9 million in incentive fee expense, $6.6 million and $6.1 million in base management fees, $0.7 million and $0.3 million in professional fees, $0.6 million and $0.4 million in administrative expenses and $1.3 million and $1.4 million in other expenses, respectively. The increase in operating expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 reflects an increase in interest expense due to higher SOFR rates during the three months ended June 30, 2024 and as a result of the higher debt outstanding assumed as a result of the Merger and the issuance of the 2029 Notes, in addition to an increase in incentive fee expense from higher pre-incentive net investment income earned during the three months ended June 30, 2024.

Total operating expenses for the six months ended June 30, 2024 and 2023 were $63.2 million and $51.3 million, respectively, comprised of $33.0 million and $23.8 million in interest expense and related fees, $12.7 million and $11.2 million in incentive fee expense, $12.4 million and $12.0 million in base management fees, $1.6 million and $0.8 million in professional fees, $1.2 million and $0.7 million in administrative expenses and $2.3 million and $2.8 million in other expenses, respectively. The increase in operating expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflects an increase in interest expense due to higher SOFR rates during the six months ended June 30, 2024 and as a result of the higher debt outstanding assumed as a result of the Merger and the issuance of the 2029 Notes, in addition to an increase in incentive fee expense from higher pre-incentive net investment income earned during the six months ended June 30, 2024.

Net investment income

Net investment income was $35.8 million and $27.6 million, respectively, for the three months ended June 30, 2024 and 2023. The increase in net investment income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the three months ended June 30, 2024.

Net investment income was $64.1 million and $53.0 million, respectively, for the six months ended June 30, 2024 and 2023. The increase in net investment income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the six months ended June 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2024 and 2023 was $(35.5) million and $(0.4) million, respectively. Net realized losses for the three months ended June 30, 2024 was comprised primarily of $22.8 million and $12.8 million in losses from the restructuring of our investments in Thras.io and Hylan, respectively.

Net realized gain (loss) for the six months ended June 30, 2024 and 2023 was $(35.7) million and $(31.0) million, respectively. Net realized losses for the six months ended June 30, 2024 was comprised primarily of $22.8 million and $12.8 million in losses from the restructuring of our investments in Thras.io and Hylan, respectively. Net realized loss for the six months ended June 30, 2023 was comprised primarily of a $30.7 million loss from reorganization of our investment in AutoAlert.

For the three months ended June 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(51.6) million and $(11.0) million, respectively. The change in net unrealized depreciation for the three months ended June 30, 2024 primarily reflects a $31.2 million unrealized loss on our investment in SellerX, a $20.8 million unrealized loss on our investment in Pluralsight, a $11.3 million unrealized loss on our investment in Lithium, and a $4.0 million unrealized loss on our investment in Edmentum and other unrealized losses across the portfolio, partially offset by $18.9 million and $12.3 million reversals of previous unrealized losses from the restructuring of our investments in Thras.io and Hylan, respectively. The change in net unrealized depreciation for the three months ended June 30, 2023 primarily reflects a $3.9 million unrealized loss on our investment in Astra Acquisition, a $3.4 million unrealized loss on our investment in Thras.io, a $3.4 million unrealized loss on our investment in Hylan, a $2.2 million unrealized loss on our investment in Magenta Buyer, a $1.8 million unrealized loss on our investment in GACP II, partially offset by a $6.3 million unrealized gain on our investment in Aventiv.

For the six months ended June 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(74.6) million and $17.0 million, respectively. The change in unrealized depreciation of $(74.6) million is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the six months ended June 30, 2024 primarily reflects a

$31.5 million unrealized loss on our investment in SellerX, a $23.0 million unrealized loss on our investment in Pluralsight, a $17.3 million unrealized loss on our investment in Edmentum, a $14.2 million unrealized loss on our investment in Razor, a $13.0 million unrealized loss on our investment in Lithium, an $8.4 million unrealized loss on our investment in Aventiv and a $7.6 million unrealized loss on our investment in Astra, partially offset by $17.0 million, $11.0 million, and $6.3 million reversals of previous unrealized losses from the restructuring of our investments in Thras.io, Hylan and Perch, respectively. The change in net unrealized appreciation for the six months ended June 30, 2023 primarily reflects a $36.8 million reversal of previously recognized unrealized losses from the reorganization of our investment in AutoAlert, partially offset by a $7.1 million unrealized loss on our investment in Astra, a $5.6 million unrealized loss in Hylan and a $3.2 million unrealized loss on our investment in Magenta Buyer.

Incentive compensation

Incentive fees, included in operating expenses for the three months ended June 30, 2024 and 2023 were $6.8 million and $5.9 million, and for the six months ended June 30, 2024 and 2023 were $12.7 million and $11.2 million, respectively, and were each payable due to our performance exceeding the cumulative total return threshold during those periods. The increase in incentive fee expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, was the result of higher pre-incentive fee net investment income earned during the three and six months ended June 30, 2024 which was driven by higher SOFR rates and additional investment income earned on investments acquired as a result of the Merger.

Income tax expense, including excise tax

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its shareholders which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the six months ended June 30, 2024.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(51.3) million and $16.3 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in net assets resulting from operations during the three months ended June 30, 2024 was primarily due to higher net realized and unrealized losses, partially offset by higher net investment income compared to the three months ended June 30, 2023.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(46.2) million and $39.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in net assets resulting from operations during the six months ended June 30, 2024 was primarily due to higher net realized and unrealized losses, partially offset by higher net investment income compared to the six months ended June 30, 2023.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net investment income	$35,825,532	0.42	$27,604,479	0.48	$64,086,805	0.87	$52,977,606	0.92
Less: Purchase accounting discount amortization	3,694,506	0.04	—	—	4,233,997	0.06	—	—
Adjusted net investment income	$32,131,026	0.38	$27,604,479	0.48	$59,852,808	0.81	$52,977,606	0.92

Net realized and unrealized gain (loss)	$(87,102,049)	(1.02)	$(11,353,793)	(0.20)	$(110,306,181)	(1.49)	$(14,013,041)	(0.24)
Less: Realized gain (loss) due to the allocation of purchase discount	5,187,625	0.06	—	—	5,187,625	0.07	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(8,882,131)	(0.10)	—	—	12,465,226	0.17	—	—
Adjusted net realized and unrealized gain (loss)	$(83,407,543)	(0.98)	$(11,353,793)	(0.20)	$(127,959,032)	(1.73)	$(14,013,041)	(0.24)

Net increase (decrease) in net assets resulting from operations	$(51,276,517)	(0.60)	$16,250,686	0.28	$(46,219,376)	(0.63)	$38,964,565	0.67
Less: Purchase accounting discount amortization	3,694,506	0.04	—	—	4,233,997	0.06	—	—
Less: Realized gain (loss) due to the allocation of purchase discount	5,187,625	0.06	—	—	5,187,625	0.07	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(8,882,131)	(0.10)	—	—	12,465,226	0.17	—	—
Adjusted net increase (decrease) in assets resulting from operations	$(51,276,517)	(0.60)	$16,250,686	0.28	$(68,106,224)	(0.93)	$38,964,565	0.67

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the six months ended June 30, 2024, approximately $0.8 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 24, 2024, to be in effect through the earlier of two trading days after our second quarter 2024 earnings release, unless further extended or terminated by our Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the six months ended June 30, 2024 and 2023.

Total leverage outstanding and available under the combined Leverage Program at June 30, 2024 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2026	EURIBOR+2.00%	(2)	$7,923,529	$292,076,471	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	—	200,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	182,000,000	83,000,000	265,000,000	(8)
SBA Debentures	2024−2031	2.52%	(9)	150,000,000	10,000,000	160,000,000
2024 Notes ($250 million par)	2024	3.90%		249,908,671	—	249,908,671
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,595,831	—	325,595,831
2029 Notes ($325 million par)	2029	6.95%		321,437,113	—	321,437,113
Total leverage				1,328,865,144	$585,076,471	$1,913,941,615
Unamortized issuance costs				(8,551,698)
Debt, net of unamortized issuance costs				$1,320,313,446

(1)
Except for the 2024 Notes, 2026 Notes and 2029 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of June 30, 2024, $8.0 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2024, the Company’s asset coverage ratio was 173.8%.

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

Net cash provided by operating activities during the six months ended June 30, 2024 was $119.8 million, consisting primarily of $53.4 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $66.4 million.

Net cash used by financing activities was $37.4 million during the six months ended June 30, 2024, consisting primarily of $297.3 million in net credit facility repayments, $56.0 million in dividends paid to common shareholders (including $7.3 million of dividends declared by BCIC prior to the Merger and paid to former BCIC shareholders out of cash and cash equivalents acquired) and $5.5 million in payments of associated debt issuance costs, offset by $321.4 million in proceeds from the issuance of the 2029 Notes.

At June 30, 2024, we had $194.7 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2024, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, Merger Sub Facility, the 2024 Notes, the 2025 Notes, the 2026 Notes and the 2029 Notes, mature in May 2026, August 2027, September 2028, August 2024, December 2025, February 2026 and May 2029, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

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

The following tables summarize dividends declared for the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
				$0.68	$48,741,856	$771,651

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524	$—
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870	—
				$0.66	$38,126,394	$—

(1)
No dividend reinvestment plan was effective for the six months ended June 30, 2023.

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

Recent Developments

On August 1, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s third quarter 2024 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR adjustment, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates.

On August 7, 2024, the Company’s Board of Directors declared a third quarter regular dividend of $0.34 per share payable on September 30, 2024 to shareholders of record as of the close of business on September 16, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2024, 93.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2024 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$39,044,997	$0.46
Up 200 basis points	26,029,998	0.30
Up 100 basis points	13,014,999	0.15
Down 100 basis points	(13,014,999)	(0.15)
Down 200 basis points	(26,029,998)	(0.30)
Down 300 basis points	(39,036,150)	(0.46)

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

As of June 30, 2024, we were in compliance with applicable covenants under the Leverage Program. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants under the Leverage Program (including any covenants that may be included in future debt arrangements that become part of the Leverage Program). Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

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

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs. In addition, in connection with the acquisition of the Advisor by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. Certain members of the Advisor's investment team that received such bonuses have left the firm. The loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Company if the Advisor were unable to replace such persons in a timely manner.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

No shares were repurchased by the Company under a repurchase plan for the six months ended June 30, 2024 and 2023.

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the six months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first two quarters of the year ended

December 31, 2024 and for each fiscal quarter in the years ended December 31, 2023 and December 31, 2022. On June 30, 2024, the reported closing price of our common stock was $10.80 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37

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

3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)
3.3	Amended and Restated Bylaws of the Registrant (4)
4.13	Fourth Supplemental Indenture, dated as of May 30, 2024, between the BlackRock TCP Capital Corp. and U.S. Bank Trust Company, National Association, as the Trustee (11)
4.14	Form of Global Note of 6.95% due 2029 (included in Exhibit 4.13)(11)
10.1	Borrower Assumption Agreement, dated as of March 18, 2024, by BCIC Merger Sub, LLC and Citibank, N.A., as administrative agent (5)
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
(6)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 18, 2024
(7)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on March 18, 2024
(8)
Incorporated by reference to Exhibit 10.1 filed with BlackRock Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-00712) on April 22, 2022
(9)
Incorporated by reference to Exhibit 10.1 filed with BlackRock Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-00712) on March 14, 2024
(10)
Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed on March 18, 2024
(11)
Incorporated by reference to Exhibit 4.13 to the Registrant's Form 8-K filed on May 30, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: August 7, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: August 7, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer