Form 10-Q
period 2024-09-30
BlackRock TCP Capital Corp.
filed 2024-11-06
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 6, 2024 was 85,591,134.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (unaudited) and December 31, 2023	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	3

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2024 (unaudited) and December 31, 2023	7

	Notes to Consolidated Financial Statements (unaudited)	31

	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2024 (unaudited) and year ended December 31, 2023	61

	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2024 (unaudited) and December 31, 2023	65

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	67

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	83

Item 4.	Controls and Procedures	84

Part II.	Other Information	85

Item 1.	Legal Proceedings	85

Item 1A.	Risk Factors	85

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 3.	Defaults upon Senior Securities	87

Item 4.	Mine Safety Disclosures	87

Item 5.	Other Information	87

Item 6.	Exhibits	89

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,781,311,452 and $1,389,865,889, respectively)	$1,672,494,110	$1,317,691,543
Non-controlled, affiliated investments (cost of $58,628,251 and $63,188,613, respectively)	51,200,328	65,422,375
Controlled investments (cost of $221,093,292 and $198,335,511, respectively)	185,394,923	171,827,192
Total investments (cost of $2,061,032,995 and $1,651,390,013, respectively)	1,909,089,361	1,554,941,110

Cash and cash equivalents	104,181,765	112,241,946
Interest, dividends and fees receivable	25,786,624	25,650,684
Deferred debt issuance costs	6,650,857	3,671,727
Due from broker	784,356	—
Prepaid expenses and other assets	1,207,929	2,266,886
Total assets	2,047,700,892	1,698,772,353

Liabilities
Debt (net of deferred issuance costs of $7,798,616 and $3,355,221, respectively)	1,160,042,987	985,200,609
Interest and debt related payables	11,507,228	10,407,570
Incentive fees payable	6,540,286	5,347,711
Interest Rate Swap, at fair value	652,656	—
Reimbursements due to the Advisor	219,502	844,664
Management fees payable	—	5,690,105
Payable for investments purchased	99,747	960,000
Accrued expenses and other liabilities	3,001,588	2,720,148
Total liabilities	1,182,063,994	1,011,170,807

Commitments and contingencies (Note 5)

Net assets	$865,636,898	$687,601,546

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,591,134 and 57,767,264 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$85,591	$57,767
Paid-in capital in excess of par	1,248,080,041	967,643,255
Distributable earnings (loss)	(382,528,734)	(280,099,476)
Total net assets	865,636,898	687,601,546
Total liabilities and net assets	$2,047,700,892	$1,698,772,353

Net assets per share	$10.11	$11.90

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$61,647,228	$46,722,801	$173,856,058	$138,140,812
Non-controlled, affiliated investments	381,494	48,712	1,113,813	141,950
Controlled investments	2,980,201	2,970,153	8,535,851	7,954,881
PIK interest income:
Non-controlled, non-affiliated investments	3,827,236	3,511,734	8,267,269	8,728,033
Non-controlled, affiliated investments	—	—	92,675	—
Controlled investments	388,897	—	1,092,618	310,993
Dividend income:
Non-controlled, non-affiliated investments	141,677	263,420	1,048,373	821,599
Non-controlled, affiliated investments	1,015,415	672,734	2,747,604	1,960,002
Controlled investments	423,031	—	1,301,106	—
Other income:
Non-controlled, non-affiliated investments	127,308	21,387	132,654	376,209
Non-controlled, affiliated investments	—	—	—	45,650
Total investment income	70,932,487	54,210,941	198,188,021	158,480,129

Operating expenses
Interest and other debt expenses	21,160,551	12,133,863	54,117,604	35,971,338
Incentive fees	6,540,286	6,010,047	19,236,336	17,255,238
Management fees	6,185,025	6,092,673	18,567,719	18,065,948
Professional fees	842,389	745,978	2,443,988	1,519,106
Administrative expenses	547,458	357,921	1,702,669	1,092,268
Director fees	202,500	185,500	616,719	745,319
Insurance expense	214,102	134,212	565,168	426,790
Custody fees	96,574	94,811	285,639	276,727
Other operating expenses	1,265,961	122,860	2,687,733	1,781,273
Total operating expenses	37,054,846	25,877,865	100,223,575	77,134,007

Net investment income before taxes	33,877,641	28,333,076	97,964,446	81,346,122

Excise tax expense	—	13,164	—	48,604
Net investment income	33,877,641	28,319,912	97,964,446	81,297,518

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(31,425,777)	(128,841)	(54,297,646)	(31,153,173)
Non-controlled, affiliated investments	—	—	(12,810,138)	—
Net realized gain (loss)	(31,425,777)	(128,841)	(67,107,784)	(31,153,173)

Net change in unrealized appreciation (depreciation) (1):
Non-controlled, non-affiliated investments	27,118,840	(9,268,963)	(36,652,226)	11,820,648
Non-controlled, affiliated investments	(3,594,328)	(4,131,670)	(9,661,686)	(5,339,736)
Controlled investments	(4,539,213)	(1,967,506)	(9,190,060)	(4,837,760)
Interest Rate Swap	195,797	—	60,894	—
Net change in unrealized appreciation (depreciation)	19,181,096	(15,368,139)	(55,443,078)	1,643,152

Net realized and unrealized gain (loss)	(12,244,681)	(15,496,980)	(122,550,862)	(29,510,021)

Net increase (decrease) in net assets resulting from operations	$21,632,960	$12,822,932	$(24,586,416)	$51,787,497

Basic and diluted earnings (loss) per share	$0.25	$0.22	$(0.32)	$0.90

Basic and diluted weighted average common shares outstanding	85,591,134	57,767,264	77,772,017	57,767,264

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 for the nine months ended September 30, 2024 (see Note 12).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Net investment income	—	—	—	28,261,273	28,261,273
Net realized and unrealized gain (loss)	—	—	—	(23,204,132)	(23,204,132)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at March 31, 2024	85,591,134	$85,591	$1,248,080,041	$(294,683,205)	$953,482,427

Net investment income	—	—	—	35,825,532	35,825,532
Net realized and unrealized gain (loss)	—	—	—	(87,102,049)	(87,102,049)
Dividends paid to shareholders	—	—	—	(29,100,986)	(29,100,986)
Balance at June 30, 2024	85,591,134	$85,591	$1,248,080,041	$(375,060,708)	$873,104,924

Net investment income	—	—	—	33,877,641	33,877,641
Net realized and unrealized gain (loss)	—	—	—	(12,244,681)	(12,244,681)
Dividends paid to shareholders	—	—	—	(29,100,986)	(29,100,986)
Balance at September 30, 2024	85,591,134	$85,591	$1,248,080,041	$(382,528,734)	$865,636,898

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)	$746,753,790

Net investment income	—	—	—	25,373,127	25,373,127
Net realized and unrealized gain (loss)	—	—	—	(2,659,248)	(2,659,248)
Dividends paid to shareholders	—	—	—	(18,485,524)	(18,485,524)
Balance at March 31, 2023	57,767,264	$57,767	$967,890,570	$(216,966,192)	$750,982,145

Net investment income	—	—	—	27,604,479	27,604,479
Net realized and unrealized gain (loss)	—	—	—	(11,353,793)	(11,353,793)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at June 30, 2023	57,767,264	$57,767	$967,890,570	$(220,356,376)	$747,591,961

Net investment income	—	—	—	28,319,912	28,319,912
Net realized and unrealized gain (loss)	—	—	—	(15,496,980)	(15,496,980)
Dividends paid to shareholders	—	—	—	(25,417,596)	(25,417,596)
Balance at September 30, 2023	57,767,264	$57,767	$967,890,570	$(232,951,040)	$734,997,297

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$(24,586,416)	$51,787,497
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	67,107,784	31,153,173
Change in net unrealized (appreciation) depreciation of investments	55,493,801	(1,570,402)
Net amortization of investment discounts and premiums	(15,810,820)	(4,285,353)
Amortization of original issue discount on debt	314,784	159,420
Interest and dividend income paid in kind	(9,452,562)	(7,112,215)
Amortization of deferred debt issuance costs	3,371,840	2,219,197
Cash acquired in the Merger	11,670,610	—
Merger costs capitalized into purchase price	(2,366,408)	—
Changes in assets and liabilities (1):
Purchases of investments (2)	(211,099,269)	(178,394,100)
Proceeds from disposition of investments	348,509,035	176,475,820
Decrease (increase) in interest, dividends and fees receivable	8,324,184	(5,756,427)
Decrease (increase) in due from broker	1,299,363	—
Decrease (increase) in receivable for investments sold	671,442	—
Decrease (increase) in prepaid expenses and other assets	1,358,241	(643,743)
Increase (decrease) in payable for investments purchased	(1,454,317)	(1,937,465)
Increase (decrease) in incentive fees payable	(171,050)	1,126,472
Increase (decrease) in interest and debt related payables	171,473	(5,484,038)
Increase (decrease) in Interest Rate Swap, at fair value	(996,337)	—
Increase (decrease) in reimbursements due to the Advisor	(625,162)	(265,957)
Increase (decrease) in management fees payable	(7,578,769)	(6,084,202)
Increase (decrease) in accrued expenses and other liabilities	(2,691,641)	736,592
Net cash provided by (used in) operating activities	221,459,806	52,124,269

Financing activities
Draws on credit facilities	351,406,248	240,812,360
Repayments of credit facility draws	(559,697,767)	(215,875,730)
Payments of debt issuance costs	(7,514,435)	(1,410,711)
Dividends paid to shareholders (3)	(85,100,033)	(66,432,353)
Repayment of unsecured notes	(250,000,000)	—
Proceeds from issuance of unsecured notes	321,386,000	—
Net cash provided by (used in) financing activities	(229,519,987)	(42,906,434)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(8,060,181)	9,217,835
Cash and cash equivalents (including restricted cash) at beginning of period	112,241,946	82,435,171
Cash and cash equivalents (including restricted cash) at end of period	$104,181,765	$91,653,006

Supplemental cash flow information
Interest payments	$49,362,618	$38,487,722
Excise tax payments	$165,495	$48,604

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$586,983,708	$—
Interest, dividends and fees receivable	10,373,421	—
Due from broker	2,048,141	—
Other assets	3,731,006	—
Total non-cash assets acquired	$603,136,276	$—
Liabilities assumed:
Debt	$315,296,749	$—
Dividends payable	7,257,191	—
Management fees payable	1,888,664	—
Interest Rate Swap, at fair value	1,674,309	—
Incentive fees payable	1,363,625	—
Other liabilities	4,495,330	—
Total liabilities assumed	$331,975,868	$—
Issuance of shares in connection with the Merger	$280,464,610	$—
Merger costs capitalized into purchase price	$2,366,408	$—

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

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.62%	2/25/2026	$7,813,898	$7,699,681	$7,595,109	0.38%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	11.62%	2/25/2026	$896,404	884,150	871,305	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.73%	3/31/2028	$18,812,631	18,812,631	18,812,631	0.93%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40% PIK	14.73%	3/31/2029	$10,330,000	10,330,000	10,330,000	0.51%	F/N
								37,726,462	37,609,045	1.86%
Building Products
Air Distribution Technologies Inc	Sr Secured First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.25%	8/1/2030	$2,005,435	1,965,895	1,965,326	0.10%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.70%	4/30/2027	$9,476,884	9,220,276	8,775,595	0.44%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.25%	2/22/2030	$1,645,833	1,589,728	1,596,458	0.08%	N
								12,775,899	12,337,379	0.62%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	12.82%	2/8/2027	$22,291,007	22,191,577	22,224,134	1.10%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	12.76%	2/8/2027	$24,976,099	24,784,242	24,726,338	1.23%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.60%	1/31/2031	$5,236,875	4,986,030	5,231,638	0.26%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.60%	1/31/2031	$—	(13,344)	(750)	0.00%	K/N
								51,948,505	52,181,360	2.59%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.75% Cash + 3.50% PIK	10.65%	11/6/2028	$1,301,555	1,265,444	1,301,555	0.06%	N
Kellermeyer Bergensons Services, LLC	Subordinated Term Loan	SOFR(Q)	1.00%	1.15% Cash+ 7.00% PIK	13.40%	11/6/2028	$568,735	346,496	568,735	0.03%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.10%	8/23/2028	$1,697,481	1,626,713	1,667,468	0.08%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.10%	8/23/2028	$1,177,395	1,132,648	1,156,577	0.06%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.82%	8/23/2028	$709,553	692,990	697,007	0.03%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.78%	8/23/2027	$425,793	412,764	417,831	0.02%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40% Cash + 0.50% PIK	12.96%	8/31/2029	$10,401,375	10,157,960	10,401,375	0.52%	N
								15,635,015	16,210,548	0.80%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$88,455	58,350	—	0.00%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$265,368	174,283	—	0.00%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$1,071,041	650,880	—	0.00%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$315,185	198,154	—	0.00%	C/H/N
								1,081,667	—	0.00%
Construction and Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(M)	1.00%	8.60% PIK	13.45%	11/23/2027	$8,598,774	7,728,387	5,642,034	0.28%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	9.10% PIK	14.02%	11/23/2027	$793,260	777,782	775,809	0.04%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.60% PIK	13.72%	11/23/2027	$6,252,858	5,755,071	4,103,126	0.20%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(M)	1.00%	8.60% PIK	13.45%	11/23/2027	$1,998,068	1,804,166	1,310,932	0.07%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	2.00%	6.00%	11.31%	4/5/2029	$11,709,782	$11,575,692	$11,399,802	0.57%	B/N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	10.48%	2/1/2029	$—	—	(7,852)	0.00%	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	10.10%	2/1/2030	$2,789,113	2,748,618	2,769,590	0.14%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.48%	2/1/2030	$6,813,617	6,600,270	6,765,922	0.34%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.85%	8/28/2030	$8,686,869	8,557,937	8,556,566	0.43%	N
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.85%	8/28/2030	$—	(19,404)	(19,697)	0.00%	K/N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$1,860,465	1,813,953	1,834,419	0.09%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$—	—	(4,884)	0.00%	K/N
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$—	—	(4,070)	0.00%	K/N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$1,543,873	1,488,551	1,543,873	0.08%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$616,256	622,681	616,255	0.03%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$26,969	26,392	26,969	0.00%	N
								49,480,096	45,308,794	2.27%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	14.54%	9/21/2027	$12,534,668	12,128,303	12,221,301	0.61%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	14.54%	9/21/2027	$4,178,223	4,043,370	4,073,767	0.20%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.19%	3/30/2029	$333,500	322,815	322,178	0.02%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.10%	3/30/2029	$4,286,892	4,129,249	4,199,570	0.21%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.20%	12/14/2027	$8,343,759	8,164,590	8,251,977	0.41%	N
								28,788,327	29,068,793	1.45%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.71%	12/14/2029	$17,639,207	16,832,375	15,610,698	0.78%	N
PVHC Holding Corp.	First Lien Term Loan	SOFR(M)	2.50%	6.15% Cash + 0.75% PIK	10.79%	2/17/2027	$5,040,350	4,892,141	5,040,350	0.25%	N
								21,724,516	20,651,048	1.03%
Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.10%	9/14/2029	$3,599,082	3,460,090	3,535,063	0.18%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	11.10%	9/15/2027	$—	(2,541)	(4,447)	0.00%	K/N
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$61,293,641	59,336,637	56,144,975	2.79%	H/N
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$6,669,599	6,060,307	4,441,953	0.22%	H/N
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$—	(24,582)	(3,901,896)	-0.19%	C/H/K/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$25,602,703	24,990,837	11,111,573	0.55%	C/H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$29,374,777	28,655,901	12,748,653	0.63%	C/H/N
Thras.io, LLC	First Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	15.54%	6/18/2029	$5,483,933	5,354,185	5,483,933	0.27%	N
Thras.io, LLC	Second Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	15.54%	6/18/2029	$15,908,353	13,037,405	13,410,741	0.67%	N
								140,868,239	102,970,548	5.12%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	10.95%	3/26/2026	$14,103,699	13,877,376	14,081,971	0.70%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	10.95%	3/26/2026	$—	(2,337)	(1,485)	0.00%	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	12.00%	12.00%	11/30/2025	$59,756,438	$59,756,438	$59,756,438	2.97%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.85%	8/29/2029	$5,992,741	5,854,344	5,992,741	0.30%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.10%	8/29/2029	$480,042	468,966	480,042	0.02%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.10%	8/31/2028	$267,403	259,372	267,403	0.01%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.50%	8/29/2029	$732,100	715,480	732,100	0.04%	N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$1,434,541	1,426,438	1,446,017	0.07%	N
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$—	(17,105)	23,092	0.00%	K/N
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.26%	13.87%	11/3/2025	$23,709,677	23,120,669	23,709,677	1.18%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$7,742,638	7,388,825	7,628,559	0.38%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$2,150,733	2,052,436	2,119,044	0.11%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	15.96%	10/31/2025	$37,183,232	13,114,243	5,945,598	0.30%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.46%	7/5/2026	$22,633,544	22,276,788	22,361,941	1.11%	N
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	10.20%	6/28/2025	$796,371	792,845	799,556	0.04%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	10.20%	11/30/2027	$1,687,182	1,678,746	1,693,930	0.08%	N
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.10%	12/29/2030	$3,660,371	3,546,781	3,706,126	0.18%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.52%	10/4/2027	$7,733,733	7,441,404	7,669,940	0.38%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	10.52%	10/4/2027	$—	(5,095)	(3,746)	0.00%	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	9.40%	14.42%	2/11/2027	$14,848,199	14,470,827	14,729,413	0.73%	H/N
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan	SOFR(M)	1.00%	9.35%	14.55%	2/11/2027	$1,758,650	1,629,105	1,744,581	0.09%	H/N
								179,846,546	174,882,938	8.69%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	SOFR(Q)	1.00%	1.26% Cash + 8.05% PIK	13.92%	7/31/2026	$28,005,612	24,900,884	8,296,663	0.41%	C

Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2025	$2,110,141	2,110,141	—	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	6/30/2025	$6,578,877	6,578,877	81,185	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	6/30/2025	$5,535,517	5,535,517	1,401,878	0.07%	D/F/H/N
								14,224,535	1,483,063	0.07%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$10,836,788	10,628,775	10,706,746	0.53%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.09%	5/6/2027	$36,813	28,856	27,978	0.00%	N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	12.21%	3/14/2026	$21,316,087	20,909,275	20,953,713	1.04%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	12.21%	3/14/2026	$—	(7,197)	(16,071)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.06%	5/3/2027	$32,182,664	31,503,933	31,667,741	1.57%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.00%	11.75%	5/3/2027	$1,277,932	1,239,527	1,240,068	0.06%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.41%	10/2/2028	$7,744,557	7,589,964	6,505,428	0.32%	N
								71,893,133	71,085,603	3.52%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Healthcare Providers and Services
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.85%	5/20/2030	$2,487,500	$2,462,625	$2,485,013	0.12%	N
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	11.70%	6/28/2028	$7,393,627	6,584,206	3,637,665	0.18%	C/L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.06%	5/4/2028	$13,890,657	13,512,917	13,559,636	0.67%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.06%	5/4/2028	$3,229,513	3,196,541	3,152,552	0.16%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.00%	14.51%	11/13/2028	$34,410,390	33,387,128	34,066,286	1.69%	G/N
								59,143,417	56,901,152	2.82%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	11.24%	6/3/2027	$5,369,500	5,149,576	5,306,185	0.26%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	11.24%	6/3/2027	$3,352,110	3,190,998	3,312,583	0.16%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(Q)	2.00%	6.25%	11.24%	6/3/2027	$—	(4,821)	(5,169)	0.00%	H/K/N
								8,335,753	8,613,599	0.42%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.11%	11/9/2029	$5,101,642	4,879,662	5,127,150	0.25%	N

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$7,299,761	7,048,661	7,299,761	0.36%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.00%	9.70%	8/31/2028	$—	(6,973)	—	0.00%	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	10.08%	8/25/2028	$15,191,754	14,942,163	15,146,179	0.75%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	10.08%	8/25/2028	$—	(399,176)	(46,267)	0.00%	K/N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.60%	10/1/2026	$6,646,924	6,490,974	6,573,808	0.33%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	Prime	1.00%	5.25%	13.25%	10/1/2026	$875,000	855,933	865,375	0.04%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.35%	11/1/2028	$5,867,357	5,741,716	5,832,153	0.29%	N
								34,673,298	35,671,009	1.77%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.35%	12/29/2027	$3,134,176	2,893,560	2,947,434	0.15%	N
Syndigo, LLC	Second Lien Term Loan	SOFR(M)	0.75%	8.11%	13.03%	12/14/2028	$16,815,342	16,288,249	16,016,613	0.80%	G/N
								19,181,809	18,964,047	0.95%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.47%	11/1/2025	$756,529	749,724	756,529	0.04%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.46%	11/1/2025	$25,299,736	25,171,959	25,299,736	1.26%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	13.74%	10/25/2029	$27,879,880	20,344,734	6,858,451	0.34%	C/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$—	(6,765)	(5,317)	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$4,283,754	4,152,029	4,218,114	0.21%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$—	(24,554)	(19,298)	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$15,528,609	15,051,104	15,290,662	0.76%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	8.00%	13.10%	8/19/2028	$59,187,709	$59,161,341	$58,359,081	2.90%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	8/19/2028	$3,681,603	1,191,725	3,394,438	0.17%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.56%	8/29/2029	$—	(8,636)	—	0.00%	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.56%	8/29/2029	$5,500,000	5,247,437	5,605,044	0.28%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	5.26%	9.87%	5/27/2027	$12,089,579	12,089,579	10,590,471	0.53%	F/L/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	11.47%	8/29/2029	$2,612,408	2,550,215	2,612,408	0.13%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	11.47%	8/29/2029	$4,799,354	4,817,664	4,799,354	0.24%	N
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	12.61%	6/8/2028	$19,920,380	19,155,642	15,900,531	0.79%	N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.87%	7/27/2028	$2,318,424	1,996,679	2,203,709	0.11%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.00%	12.12%	7/27/2028	$5,407,002	4,288,415	3,790,309	0.19%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	6.25%	11.37%	7/27/2028	$15,136,422	11,523,524	4,578,768	0.23%	C
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	5.10%	5.10%	7/27/2028	$873,530	862,634	891,000	0.04%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.75%	2/1/2029	$13,175,394	12,929,407	13,149,043	0.65%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	12.50%	2/1/2029	$10,178,938	9,975,359	9,975,359	0.50%	N
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.75%	2/1/2029	$—	(22,373)	(3,294)	0.00%	K/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.70%	6/10/2027	$16,534,587	16,004,386	15,476,374	0.77%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.62%	8/22/2029	$5,731,343	5,457,624	5,731,343	0.28%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	12.62%	8/22/2029	$8,597,015	8,185,848	8,597,015	0.43%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.62%	8/22/2029	$3,020,327	3,020,327	3,020,327	0.15%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	12.11%	10/30/2025	$7,500,000	8,235,568	8,035,560	0.40%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.10%	8/16/2029	$4,574,177	4,446,233	4,574,177	0.23%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.10%	8/16/2028	$—	(487)	—	0.00%	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.43%	1/24/2028	$4,859,929	4,680,677	4,799,064	0.24%	H/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.14%	12/1/2027	$830,799	760,231	599,837	0.03%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	11.31%	12/1/2027	$5,379,779	4,936,317	3,884,200	0.19%	N
								266,923,567	242,962,995	12.09%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.85%	10/19/2028	$2,700,000	2,646,853	2,720,250	0.14%	N
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.85%	10/19/2028	$—	(765)	—	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$—	(1,934)	—	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$1,569,811	1,523,503	1,569,811	0.08%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	12.96%	5/28/2029	$12,000,000	11,802,740	12,000,000	0.60%	G/N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$1,805,556	1,759,722	1,764,028	0.09%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$—	—	(9,583)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$—	—	(6,389)	0.00%	K/N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	12.15%	2/4/2029	$1,923,186	1,817,752	1,877,511	0.09%	G

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.00%	11.85%	12/30/2027	$376,161	$345,083	$337,567	0.02%	N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.85%	12/29/2028	$19,618,645	18,946,503	19,088,942	0.95%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.62%	5/13/2030	$—	(2,887)	—	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.62%	5/13/2030	$6,979,701	6,740,061	6,986,681	0.35%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	11.41%	7/31/2027	$14,671,682	14,671,682	14,686,353	0.73%	N
								60,248,313	61,015,171	3.05%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	14.52%	6/15/2026	$76,497	76,489	74,273	0.00%	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	14.65%	6/15/2026	$152,510	152,234	148,076	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	14.65%	6/15/2026	$2,099,311	2,098,439	2,038,277	0.10%	N
								2,327,162	2,260,626	0.11%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.21%	12/21/2028	$633,196	618,665	639,528	0.03%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.15%	12.11%	12/21/2028	$—	(21,745)	—	0.00%	K/N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.21%	12/21/2028	$8,604,240	8,397,247	8,690,283	0.43%	N
								8,994,167	9,329,811	0.46%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	10.53%	8/5/2028	$19,607,606	19,236,010	19,411,530	0.96%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	10.51%	8/5/2028	$203,664	201,317	201,627	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.40%	10.53%	8/5/2027	$—	—	(1,773)	0.00%	K/N
								19,437,327	19,611,384	0.97%
Media
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(Q)	1.00%	3.51% Cash + 1.50% PIK	9.62%	8/19/2026	$667,733	617,512	642,276	0.03%	L
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	—	7.00%	11.72%	10/19/2026	$17,631,760	16,837,154	14,466,859	0.72%	G
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	14.26%	1/3/2025	$32,398,943	29,766,996	9,330,896	0.46%	C/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.65%	12/31/2024	$42,048	42,048	42,048	0.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 2.25% PIK	14.51%	12/31/2024	$752,231	740,252	579,218	0.03%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.09%	8/23/2026	$13,854,260	13,457,172	13,438,632	0.67%	N
								61,461,134	38,499,929	1.91%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	13.75%	4/12/2028	$842,642	842,642	842,642	0.04%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.92%	10/2/2029	$3,301,494	3,144,225	3,218,956	0.16%	N
								3,986,867	4,061,598	0.20%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.30%	11/30/2026	$31,184,167	30,294,525	27,850,421	1.38%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.30%	11/30/2026	$704,761	673,247	613,986	0.03%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.95%	12/23/2026	$13,806,838	13,402,704	13,819,589	0.69%	N
								44,370,476	42,283,996	2.10%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	11.05%	16.40%	9/11/2026	$27,865,951	$26,702,127	$25,567,173	1.27%	N
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B-1	Fixed	—	20.0% PIK	20.00%	9/11/2026	$1,638,386	1,638,386	1,920,189	0.10%	N
								28,340,513	27,487,362	1.37%
Professional Services
Applause App Quality, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	10.06%	9/20/2027	$15,010,501	15,010,501	15,100,564	0.75%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	10.06%	9/20/2027	$—	(3,533)	—	0.00%	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	SOFR(Q)	1.00%	1.00% Cash + 6.75% PIK	11.60%	12/31/2027	$8,146,376	7,567,314	228,099	0.01%	C/N
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.61%	12.46%	5/14/2029	$15,000,000	14,781,324	15,000,000	0.75%	G/N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$1,476,452	1,419,388	1,446,923	0.07%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$—	(2,643)	(6,452)	0.00%	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$—	(1,586)	(3,871)	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.375% Cash + 3.88% PIK	12.17%	8/18/2028	$16,368,529	15,874,937	16,138,040	0.80%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.25%	11.17%	8/18/2028	$4,449,002	4,389,679	4,390,405	0.22%	N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	3.375% Cash + 3.88% PIK	12.17%	8/18/2028	$—	(10,690)	(38,168)	0.00%	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.75%	11.60%	8/18/2028	$435,048	422,485	414,628	0.02%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.72%	8/17/2025	$22,393,221	22,153,709	21,833,390	1.08%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.72%	8/17/2025	$34,026,647	33,600,256	33,175,967	1.61%	H/L/N
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.60%	10.45%	6/28/2026	$960,262	921,902	959,062	0.05%	N
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.45%	6/28/2026	$3,750,361	3,600,476	3,745,674	0.19%	N
								119,723,519	112,384,261	5.55%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.35%	1/18/2030	$1,571,429	1,502,844	1,538,924	0.08%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.35%	1/18/2030	$—	(4,137)	(8,865)	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.57%	3/2/2026	$6,533,333	6,464,091	6,526,800	0.32%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.46%	3/21/2027	$12,843,151	12,569,404	12,725,744	0.63%	N
								20,532,202	20,782,603	1.03%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	12.21%	4/8/2027	$53,000,000	52,340,133	52,682,000	2.62%	L/N
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Incremental 3 Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	12.21%	4/8/2027	$2,000,000	1,936,166	1,988,000	0.10%	L/N
								54,276,299	54,670,000	2.72%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.20%	12/29/2027	$7,064,286	6,807,655	5,792,715	0.29%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.02%	12/29/2026	$1,449,293	1,231,345	868,576	0.04%	G/N
								8,039,000	6,661,291	0.33%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	2.00%	6.25%	11.11%	6/27/2029	$23,208,319	$22,935,414	$22,935,042	1.14%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	10.10%	4/13/2029	$275,212	267,716	264,596	0.01%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	10.10%	4/13/2029	$17,951,251	17,599,792	17,789,689	0.88%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.65%	12.90%	4/30/2026	$14,765,334	14,534,611	14,765,334	0.73%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	SOFR(M)	1.00%	7.60%	12.56%	4/30/2026	$406,992	400,012	406,992	0.02%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(M)	1.00%	7.60%	12.71%	4/30/2026	$1,778,731	1,744,983	1,778,731	0.09%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	7.25%	12.20%	9/12/2029	$—	(10,071)	(6,865)	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.20%	9/12/2029	$7,737,179	7,399,737	7,667,545	0.38%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	12.33%	9/8/2027	$420,392	414,203	416,266	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	12.33%	9/8/2027	$5,832,706	5,656,982	5,775,451	0.29%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.00%	12.33%	9/8/2027	$322,223	318,030	316,769	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	—	12.35%	9/27/2027	$1,916,674	1,868,629	1,922,002	0.10%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.60%	5/22/2029	$26,250,000	25,987,500	26,040,000	1.29%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.30%	6/12/2030	$196,078	177,696	191,667	0.01%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.30%	6/12/2030	$1,760,294	1,716,287	1,749,732	0.09%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.56%	3/30/2029	$—	(4,378)	—	0.00%	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.56%	3/30/2029	$6,040,409	5,822,727	6,040,409	0.30%	N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$15,259,318	15,032,897	14,999,910	0.75%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$—	(26,935)	(62,032)	0.00%	K/N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$—	(24,486)	(56,393)	0.00%	K/N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$83,266	83,266	51,235	0.00%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$—	(19,599)	(22,557)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	12.82%	1/6/2026	$3,719,435	3,674,353	3,718,059	0.18%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	13.08%	1/6/2026	$7,326,537	7,239,597	7,323,826	0.36%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.08%	5/22/2029	$—	(10,952)	(12,214)	0.00%	K/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.08%	5/22/2029	$5,617,647	5,367,128	5,510,912	0.27%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.48%	7/9/2029	$2,392,986	2,262,950	2,326,157	0.12%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.84%	7/9/2029	$1,848,950	1,752,331	1,797,315	0.09%	N
GTY Technology Holdings Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	2.67% Cash + 4.45% PIK	12.37%	7/9/2029	$424,654	382,141	398,451	0.02%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.25%	13.75%	7/9/2029	$—	(11,146)	(11,029)	0.00%	K/N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	10.60%	9/26/2030	$17,647,059	17,382,705	17,382,353	0.86%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	10.60%	9/26/2030	$—	(35,230)	(35,294)	0.00%	H/K/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.50%	12/17/2027	$5,956,725	5,809,908	5,768,117	0.29%	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	12.20%	12/17/2027	$297,784	280,758	288,356	0.01%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.59%	12/17/2027	$457,944	450,616	443,001	0.02%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.63%	8/5/2028	$8,017,052	7,673,865	7,890,868	0.39%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.75%	6/25/2029	$9,251,221	$8,983,367	$9,251,221	0.46%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 2.50% PIK	10.75%	6/25/2029	$108,233	106,679	108,233	0.01%	N
Kaseya, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.75%	6/25/2029	$34,368	33,278	34,368	0.00%	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	5.50%	10.10%	6/25/2029	$140,252	136,416	140,251	0.01%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.07%	11/1/2027	$9,958,266	9,747,959	9,955,944	0.49%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	12.50%	9/15/2025	$7,318,167	7,224,618	7,227,497	0.36%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(M)	1.00%	5.85%	10.70%	9/24/2026	$284,678	281,594	282,297	0.01%	N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.85%	10.70%	9/24/2026	$6,231,658	6,133,891	6,179,525	0.31%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.75%	11.08%	3/31/2027	$16,273,539	15,992,260	16,208,444	0.81%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(S)	1.00%	5.75%	11.08%	3/31/2027	$—	—	(7,632)	0.00%	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.60%	5/9/2028	$24,432,733	23,988,788	24,285,672	1.21%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	11.06%	5/9/2028	$730,053	708,095	716,871	0.04%	H/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	10.35%	7/25/2029	$60,857	54,233	55,166	0.00%	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.35%	7/25/2029	$2,748,232	2,613,380	2,674,805	0.13%	N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$5,717,521	5,578,169	5,728,956	0.28%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$—	10,220	2,786	0.00%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$—	(572)	—	0.00%	K/N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.95%	12/21/2027	$—	(3,795)	(13,926)	0.00%	K/N
Zilliant Incorporated	First Lien Term Loan (0.25% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.95%	12/21/2027	$3,992,533	3,835,262	3,804,884	0.19%	L/N
								259,517,879	262,387,763	13.04%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.50%	11.10%	8/15/2029	$24,942,397	24,246,543	24,792,743	1.23%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.20%	7/2/2026	$10,645,504	10,328,887	10,485,821	0.52%	N
								34,575,430	35,278,564	1.75%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.62%	4/25/2031	$34,673,627	34,336,894	34,890,338	1.73%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.50%	9/8/2027	$25,417,903	24,974,999	25,417,903	1.26%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.35%	10.60%	9/8/2027	$—	14,835	—	0.00%	K/N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.75%	11.49%	12/30/2026	$24,375,000	24,191,303	23,229,375	1.15%	N
WH Borrower, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.79%	2/15/2027	$99,747	99,747	99,747	0.00%	N
								49,280,884	48,747,025	2.41%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	6.51%	11.12%	9/17/2026	$14,550,000	14,260,785	14,441,194	0.72%	H/N

Total Debt Investments - 200.4% of Net Assets								1,867,740,181	1,735,118,650	86.18%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AutoAlert, LLC	Common Stock				540,248	$9,085,917	$10,134,401	0.50%	D/E/F/N

Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests				91,445	—	50,295	0.00%	D/E/N
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,113,090	0.06%	D/E/N
						673,788	1,163,385	0.06%
Chemicals
AGY Equity, LLC	Class A Preferred Stock				5,982,385	485,322	—	0.00%	D/E/N
AGY Equity, LLC	Class B Preferred Stock				4,187,669	—	—	0.00%	D/E/N
AGY Equity, LLC	Class C Common Stock				3,290,312	—	—	0.00%	D/E/N
						485,322	—	0.00%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock				364	—	—	0.00%	D/E/H/N/O

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	136,734	0.01%	D/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	—	0.00%	D/N
						285,933	136,734	0.01%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	739,924	0.04%	B/D/E/N

Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock			7/25/2030	3,980	73,107	—	0.00%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	15,793	287,104	—	0.00%	D/E/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	5,430	66,734	—	0.00%	D/E/H/N
Razor US LP	Common Units				263,206	—	—	0.00%	D/N
Razor US LP	Class A Preferred Units	Fixed	3.00%		26,320,670	22,711,306	13,449,862	0.67%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	698	13,654	—	0.00%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	213	20,680	—	0.00%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units	Fixed	12.00%		17,858,122	22,583,551	14,769,562	0.73%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	14,769,562	0.73%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	5,289,047	7,033,256	0.35%	B/D/E/N
Thras.io, LLC	Common Units				291,605	—	—	0.00%	D/E/N
						64,466,345	50,022,242	2.48%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				28,277,397	28,277,397	52,824,000	2.64%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units				17,800,591	17,675,790	14,418,479	0.72%	E/F/I/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
GACP II, LP (Great American Capital)	Membership Units				861,529	$861,529	$661,910	0.03%	E/I/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	390,561	0.02%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	87,689	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	58	0.00%	D/E/H/N
						47,216,323	68,382,697	3.41%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	—	0.00%	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	—	0.00%	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,593	216,336	—	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	36,032	0.00%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	5,000	0.00%	D/E/N
						11,098,416	41,032	0.00%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,729,913	0.09%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/N/E

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	373,938	0.02%	D
Domo, Inc.	Warrants to Purchase Common Stock			2/17/2028	94,136	—	995,959	0.05%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	3,772,399	0.19%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	—	0.00%	D/E/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	138,885	0.01%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	2,327,272	0.12%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	1,877,717	0.09%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	2,083,339	0.10%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	7,998,138	0.40%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	48,955	0.00%	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	20,072	—	—	0.00%	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,204,946	0.26%	D/E/N
						11,996,098	24,821,548	1.24%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	$2,001,384	$—	0.00%	D/E/N

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	17,500	0.00%	D/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	70,569	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	588,176	0.03%	D/E/H/N
						165,531	676,245	0.03%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	1,645,580	0.08%	B/D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	24,783	0.00%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	1,099,842	0.05%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	—	0.00%	D/E/N
						578,389	2,108	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	13,336,963	13,350,277	0.66%	E/N

Total Equity Securities - 20.1% of Net Assets						193,292,814	173,970,711	8.65%

Total Investments - 220.5% of Net Assets						$2,061,032,995	$1,909,089,361	94.83%

Cash and Cash Equivalents - 12.0% of Net Assets							$104,181,765	5.17%

Total Cash and Investments - 232.6% of Net Assets							$2,013,271,126	100.00%	M

	Interest Rate Swap as of September 30, 2024
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Derivative Liability at Fair Value
Interest rate swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	35,000,000	$(652,656)

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

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

Excluding $586,903,708 of investments acquired in connection with the Merger, aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $222,465,128 and 348,509,035, respectively, for the nine months ended September 30, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2024 was $1,903,792,831 or 94.6% of total cash and investments of the Company. As of September 30, 2024, approximately 16.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$5,954,228	$5,902,287	$5,817,281	0.35%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.39%	4/15/2026	$662,974	658,294	647,726	0.04%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	10.79%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.13%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40%	14.79%	3/31/2029	$9,256,229	9,256,229	9,256,229	0.55%	F/N
								34,629,441	34,533,867	2.07%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.45%	4/30/2027	$7,063,314	6,974,654	6,554,755	0.39%	N

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.88%	2/7/2025	$21,791,007	21,536,495	21,965,335	1.32%	L/N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.51%	12.89%	2/7/2025	$24,415,870	23,922,187	24,391,455	1.46%	L/N
								45,458,682	46,356,790	2.78%
Commercial Services & Supplies
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/23/2028	$357,969	350,756	352,349	0.02%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	8/23/2028	$248,281	243,106	244,383	0.01%	N
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	Sr Secured Revolver	ABR	0.75%	5.25%	13.75%	8/23/2027	$19,583	18,469	18,684	—	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	12.79%	8/31/2029	$7,767,802	7,676,913	7,426,019	0.45%	N
								8,289,244	8,041,435	0.48%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$88,455	58,350	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$265,368	174,283	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	4/13/2024	$1,071,041	650,880	—	—	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	LIBOR(Q)	—	12.50% PIK	12.50%	10/13/2024	$315,185	198,154	—	—	C/H/N
								1,081,667	—	—
Construction and Engineering
CSG Buyer, Inc. (Core States)	Sr Secured Revolver	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$—	(29,212)	(36,515)	—	K/N
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$8,825,389	8,648,881	8,604,754	0.51%	N
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.26%	11.61%	3/31/2028	$—	(58,423)	(73,029)	—	K/N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$2,481,621	2,438,418	2,352,577	0.14%	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.18%	11/23/2027	$2,788,293	2,744,082	2,643,302	0.16%	N
Homerenew Buyer, Inc. (Project Dream)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.19%	11/23/2027	$690,482	679,463	654,577	0.04%	N
Hylan Intermediate Holding II, LLC	Second Lien Term Loan	SOFR(S)	1.00%	10.00%	15.47%	3/11/2027	$5,237,535	5,086,500	5,232,821	0.31%	B/N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	1.00%	8.00%	13.47%	2/22/2026	$4,983,707	4,983,707	4,979,720	0.30%	B/N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$—	(21,388)	(12,565)	—	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.03%	2/1/2030	$816,228	761,052	784,845	0.05%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$5,126,947	4,990,101	5,050,043	0.30%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$214,651	210,049	210,358	0.01%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$9,578	7,913	8,016	—	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$331,201	324,038	324,577	0.02%	N
								30,765,181	30,723,481	1.84%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$7,500,000	$7,346,913	$7,237,500	0.43%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$2,500,000	2,450,322	2,412,500	0.14%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$—	(7,333)	(4,947)	—	K/N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$2,159,767	2,100,379	2,121,323	0.13%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	13.71%	12/14/2027	$6,852,007	6,732,469	6,714,966	0.41%	N
								18,622,750	18,481,342	1.11%

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	13.04%	12/14/2029	$13,079,848	12,836,393	11,667,224	0.70%	N

Distributors
Colony Display, LLC	First Lien Term Loan (15% Exit Fee)	SOFR(Q)	1.00%	6.76% Cash + 3.00% PIK	15.11%	6/30/2026	$7,037,045	6,962,201	6,389,637	0.38%	L/N

Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$457,642	449,013	453,477	0.03%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$—	(631)	(385)	—	K/N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.00% Cash + 5.00% PIK	15.37%	4/30/2025	$43,330,478	43,409,327	41,632,537	2.50%	H/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$4,818,557	4,818,557	4,659,545	0.28%	H/N
SellerX Germany GmbH (Germany)	First Lien B Delayed Draw Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$—	—	(55,380)	—	H/K/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$18,438,731	18,438,731	18,235,905	1.09%	H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.35%	5/23/2026	$20,812,783	20,812,783	20,583,842	1.23%	H/N
Thras.io, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.26%	14.61%	12/18/2026	$33,034,714	32,603,849	16,076,839	0.96%	C
Whele, LLC (PerchHQ)	First Lien Incremental Term Loan	SOFR(M)	1.00%	11.50% PIK	13.82%	10/15/2025	$19,398,793	19,438,393	13,171,781	0.79%	C/N
								139,970,022	114,758,161	6.88%
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$8,082,534	8,071,292	7,952,405	0.48%	N
2-10 Holdco, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.10%	11.46%	3/26/2026	$—	(841)	(11,651)	—	K/N
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	—	—	12.00%	11/30/2025	$52,318,937	52,318,937	52,318,937	3.13%	E/F/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/29/2029	$1,263,739	1,239,642	1,276,376	0.08%	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$101,227	99,281	102,239	0.01%	N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.35%	8/31/2028	$—	(1,973)	—	—	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.38%	8/29/2029	$154,375	151,371	155,919	0.01%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$696,464	685,047	682,883	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$193,462	190,274	189,690	0.01%	N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	13.97%	7/5/2026	$17,633,544	17,441,040	17,280,873	1.04%	N
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.87%	11/20/2030	$1,000,000	960,000	997,500	0.06%	N
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.23%	10/4/2027	$399,109	397,266	393,271	0.02%	N
Wealth Enhancement Group, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	11.63%	10/4/2027	$—	(94)	(335)	—	K/N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	9.40%	14.78%	2/11/2025	$43,629,951	43,288,691	42,102,902	2.52%	H/L/N
								124,839,933	123,441,009	7.40%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	LIBOR(Q)	1.00%	8.25%	14.26%	10/31/2025	$26,345,954	$26,259,652	$13,831,626	0.83%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2024	$2,110,141	2,110,141	—	—	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	12/31/2023	$6,578,877	6,578,877	101,315	0.01%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	12/31/2023	$5,535,517	5,535,517	1,367,273	0.08%	D/F/H/N
								14,224,535	1,468,588	0.09%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$8,086,281	7,990,592	7,932,642	0.48%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	6.90%	12.32%	5/6/2027	$—	(6,114)	(10,346)	—	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.85%	13.23%	3/14/2026	$13,767,771	13,638,522	13,492,416	0.81%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.85%	13.23%	3/14/2026	$—	(4,367)	(12,146)	—	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$23,802,071	23,478,616	23,159,415	1.39%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	12.36%	5/3/2027	$1,050,166	1,029,786	1,002,909	0.06%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	13.52%	10/2/2028	$5,727,820	5,707,000	5,584,624	0.33%	N
Sandata Technologies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.15%	11.51%	7/23/2024	$860,842	841,342	860,842	0.05%	N
Sandata Technologies, LLC	First Lien Term Loan	SOFR(Q)	—	6.15%	11.50%	7/23/2024	$20,250,000	20,206,261	20,169,000	1.21%	N
Sandata Technologies, LLC	Sr Secured Revolver	SOFR(Q)	—	6.15%	11.52%	7/23/2024	$1,200,000	1,195,468	1,191,000	0.07%	N
								74,077,106	73,370,356	4.40%
Healthcare Providers and Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	12.45%	6/28/2028	$4,621,017	4,553,794	3,830,823	0.23%	L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.50%	5/4/2028	$10,236,675	10,080,420	9,956,190	0.59%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	5/4/2028	$692,838	635,134	584,359	0.04%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(S)	1.00%	9.00%	14.88%	11/13/2028	$27,855,847	27,242,251	26,184,497	1.57%	G/N
								42,511,599	40,555,869	2.43%
Hotels, Restaurants and Leisure
Fishbowl, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.26%	10.61%	5/27/2027	$12,089,579	12,089,579	12,089,579	0.73%	F/N
Mesquite Bidco, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.48%	11/30/2029	$—	(47,562)	(47,562)	—	K/N
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.10%	12.48%	11/30/2029	$26,159,150	25,382,587	25,374,376	1.52%	N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.11%	6/3/2027	$228,588	225,234	225,296	0.01%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	11.11%	6/3/2027	$18,519	18,257	18,252	—	H/N
Showtime Acquisition, L.L.C. (World Choice)	Sr Secured Revolver	SOFR(S)	1.00%	7.60%	12.98%	8/7/2028	$—	(32,730)	(23,380)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.97%	8/7/2028	$—	(26,241)	(18,704)	—	K/N
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.98%	8/7/2028	$18,093,621	17,616,543	17,767,936	1.07%	N
								55,225,667	55,385,793	3.33%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.37%	11/9/2029	$666,667	650,234	640,000	0.04%	Notes

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$1,800,000	$1,769,190	$1,782,000	0.11%	N
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$375,115	367,470	370,601	0.02%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2028	$—	(3,563)	(2,273)	—	K/N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$—	(535,197)	—	—	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/27/2026	$10,152,275	10,015,937	10,152,275	0.61%	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	SOFR(M)	1.00%	6.35%	11.71%	10/1/2026	$4,784,799	4,733,187	4,540,774	0.27%	N
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	SOFR(M)	1.00%	6.35%	11.70%	10/1/2026	$520,833	514,360	488,958	0.03%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.11%	11.47%	11/1/2028	$2,957,002	2,922,362	2,945,174	0.18%	N
								19,783,746	20,277,509	1.22%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.79%	12/29/2027	$954,643	899,762	888,295	0.05%	N
Syndigo, LLC	Second Lien Term Loan	SOFR(M)	0.75%	8.00%	13.48%	12/14/2028	$12,141,870	12,011,417	11,109,811	0.67%	G/N
								12,911,179	11,998,106	0.72%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	10/31/2025	$930,531	918,376	930,531	0.06%	N
Acquia, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.74%	10/31/2025	$25,299,736	25,087,954	25,299,736	1.52%	N
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.85%	8/22/2027	$5,717,940	5,670,100	5,609,300	0.34%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	14.48%	10/25/2029	$20,715,038	20,393,463	12,429,023	0.75%	G/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(6,180)	(4,180)	—	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$3,000,000	2,920,136	2,948,400	0.18%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(22,430)	(15,170)	—	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$10,875,000	10,585,492	10,687,950	0.64%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	5.76% Cash + 2.50% PIK	13.64%	4/1/2025	$57,683,682	57,621,710	57,452,947	3.45%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	—	9.50% PIK	9.50%	4/1/2025	$3,423,038	933,160	3,269,001	0.20%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$—	(1,970)	(2,058)	—	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$916,667	894,416	894,025	0.05%	N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.47%	7/8/2027	$530,257	526,407	530,257	0.03%	N
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% cash + 2.50% PIK	12.96%	6/8/2028	$7,749,018	7,627,539	7,520,422	0.45%	N
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$4,196,286	3,854,119	3,252,122	0.20%	G
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	SOFR(Q)	0.75%	8.51%	13.89%	7/27/2029	$20,000,000	19,770,718	8,000,000	0.48%	G
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.13%	2/1/2029	$—	(26,159)	—	—	K/N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.88%	2/1/2029	$9,838,988	9,620,806	9,947,217	0.60%	N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.84%	6/10/2027	$12,171,367	12,078,305	11,209,829	0.67%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	8.15%	13.56%	4/6/2027	$32,582,872	32,162,182	31,768,301	1.91%	N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	8.15%	13.56%	4/6/2027	$1,878,109	1,850,684	1,817,680	0.11%	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	SOFR(M)	—	8.10%	13.46%	4/2/2027	$9,903,019	9,797,435	9,903,019	0.59%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	12.55%	10/1/2024	$7,500,000	$8,205,097	$8,017,274	0.47%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	11.36%	8/16/2029	$462,462	454,559	462,092	0.03%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	6.00%	11.36%	8/16/2028	$—	(580)	(83)	—	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.53%	1/24/2028	$541,794	533,702	536,431	0.03%	H/I/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.58%	12/1/2027	$584,388	576,331	383,359	0.02%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	13.57%	12/1/2027	$3,629,082	3,577,053	2,380,678	0.14%	N
								235,602,425	215,228,103	12.92%
IT Services
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$—	(903)	—	—	K/N
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$450,000	440,589	456,750	0.03%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$—	(2,003)	(818)	—	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$784,906	765,420	777,057	0.05%	N
Ensono, Inc.	Second Lien Term Loan B	SOFR(M)	—	8.11%	13.47%	5/28/2029	$15,000,000	14,897,865	14,610,000	0.88%	G/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	12.35%	12/30/2027	$—	(25,722)	(29,959)	—	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	12/29/2028	$14,796,820	14,395,217	14,382,509	0.86%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	11.88%	5/13/2030	$—	(2,053)	(540)	—	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.88%	5/13/2030	$900,000	878,238	894,600	0.05%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	12.74%	7/31/2025	$—	—	—	—	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.35%	12.74%	7/31/2025	$14,671,682	14,671,682	14,671,682	0.88%	N
								46,018,330	45,761,281	2.75%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00% cash + 3.50% PIK	14.92%	6/15/2024	$71,413	71,322	68,713	—	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.00% cash + 3.50% PIK	14.94%	6/15/2024	$142,322	142,142	136,942	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00% cash + 3.50% PIK	14.95%	6/15/2024	$1,959,653	1,956,621	1,885,579	0.11%	N
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.10%	12.48%	5/25/2027	$98,500	95,531	99,214	0.01%	G/J
								2,265,616	2,190,448	0.13%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(16,005)	10,925	—	K/N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(25,480)	—	—	K/N
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$6,489,635	6,287,606	6,619,428	0.40%	N
								6,246,121	6,630,353	0.40%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.90%	12.28%	8/5/2028	$13,593,271	13,341,301	13,865,137	0.83%	N
								13,341,301	13,865,137	0.83%
Media
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.11%	12.47%	10/19/2026	$14,500,000	14,189,402	11,672,500	0.70%	G
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	14.39%	1/3/2024	$29,509,107	29,369,194	23,666,304	1.42%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.50% PIK	12.89%	12/31/2024	$375,800	372,235	355,131	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.00%	8/23/2026	$10,364,664	10,236,830	9,214,186	0.55%	N
								54,167,661	44,908,121	2.69%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	14.50%	4/12/2024	$1,324,151	1,324,151	1,324,151	0.08%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	10/2/2029	$1,000,000	970,518	975,000	0.06%	N
								2,294,669	2,299,151	0.14%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$20,158,690	19,877,911	19,467,247	1.17%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$107,443	104,030	101,300	0.01%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.56%	12/23/2026	$10,413,534	10,166,872	10,038,647	0.60%	N
								30,148,813	29,607,194	1.78%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	16.57%	9/11/2026	$23,709,677	22,839,598	20,508,871	1.23%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$15,127,466	$15,097,104	$15,127,466	0.91%	N
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	5.00%	10.40%	9/20/2025	$—	(4,975)	—	—	K/N
CIBT Solutions, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	1.00% Cash + 6.75% PIK	7.75%	6/1/2025	$8,146,376	7,567,314	1,710,739	0.10%	C/N
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	13.13%	4/26/2030	$7,500,000	7,377,765	6,562,500	0.39%	G/N
GI Consilio Parent, LLC	Second Lien Term Loan	SOFR(M)	0.50%	7.50%	12.97%	5/14/2029	$10,000,000	9,937,579	10,000,000	0.60%	G/N
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$—	—	(5,760)	—	K/N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.75%	12.10%	8/18/2028	$66,269	60,824	63,690	—	N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	12.62%	8/18/2028	$8,783,644	8,656,913	8,728,775	0.52%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$18,590,587	18,462,713	18,107,231	1.10%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	14.22%	2/17/2025	$26,409,413	26,210,523	25,722,768	1.54%	H/L/N
								93,365,760	86,017,409	5.16%
Real Estate Management and Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.84%	3/2/2026	$4,666,667	4,666,667	4,634,000	0.28%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	11.97%	3/21/2027	$8,181,818	8,057,028	8,116,364	0.48%	N
								12,723,695	12,750,364	0.76%
Road and Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(M)	1.00%	7.68%	13.18%	4/8/2025	$40,000,000	39,746,666	39,840,000	2.39%	N

Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.79%	12/29/2027	$5,354,918	5,276,269	4,872,975	0.29%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	11.46%	12/29/2026	$1,422,037	1,241,272	1,166,324	0.07%	G/N
								6,517,541	6,039,299	0.36%
Software
Aerospike, Inc.	First Lien Term Loan (0.50% Exit Fee)	SOFR(M)	1.00%	7.50%	12.97%	12/29/2025	$9,958,261	9,867,485	9,878,595	0.59%	L/N
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.47%	3/11/2027	$25,095,612	24,913,264	25,165,879	1.51%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.65%	12.04%	4/13/2027	$756,022	746,002	728,107	0.04%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	3.65% Cash + 3.25% PIK	12.20%	4/13/2027	$13,071,448	12,935,644	12,653,162	0.76%	N
Backoffice Associates Holdings, LLC (Syniti)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	13.14%	4/30/2026	$1,285,939	1,258,628	1,285,940	0.08%	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.19%	4/30/2026	$11,299,209	11,115,593	11,412,201	0.68%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$—	(2,132)	(1,526)	—	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$910,256	888,370	894,782	0.05%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$2,916,353	2,887,546	2,842,277	0.17%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.25%	12.60%	9/8/2027	$83,334	80,684	76,278	—	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Amendment 4 Term Loan	SOFR(Q)	0.75%	8.00% PIK	13.35%	9/8/2027	$866,891	855,048	854,668	0.05%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$—	(1,995)	—	—	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$909,091	888,144	910,909	0.05%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	13.15%	1/6/2026	$2,758,041	2,739,098	2,738,734	0.16%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	13.18%	1/6/2026	$5,432,783	5,401,609	5,394,754	0.32%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$—	(1,938)	(2,250)	—	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$910,052	$892,951	$890,941	0.05%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$270,653	266,496	270,464	0.02%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$209,142	205,823	208,996	0.01%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	PRIME(Q)	0.75%	5.25%	13.75%	7/9/2029	$4,616	3,880	4,583	—	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	3.25% Cash + 3.00% PIK	11.43%	12/17/2027	$4,211,805	4,154,469	4,075,764	0.24%	N
Integrate.com, Inc. (Infinity Data, Inc.)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	11.52%	12/17/2027	$323,333	318,904	312,567	0.02%	K/N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$1,000,000	979,213	985,100	0.06%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$1,649,934	1,629,453	1,641,684	0.10%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$6,153	4,970	5,652	—	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(M)	0.75%	3.50% Cash + 2.50% PIK	11.38%	6/25/2029	$25,269	24,067	24,767	0.00%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.21%	11/1/2027	$6,398,042	6,288,112	6,392,284	0.39%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	13.40%	9/15/2025	$5,438,594	5,402,895	5,315,138	0.32%	N
Oversight Systems, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$—	(3,460)	(2,318)	—	K/N
Oversight Systems, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	11.48%	9/24/2026	$4,679,002	4,623,559	4,628,001	0.28%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.50%	3/31/2027	$10,872,518	10,744,790	10,687,685	0.65%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	12.51%	3/31/2027	$1,163,276	1,150,316	1,143,500	0.07%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.87%	5/9/2028	$16,706,836	16,454,610	16,636,667	1.01%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	0.065	11.87%	5/9/2028	$—	(23,540)	(6,727)	—	H/K/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2027	$10,073,776	9,928,598	9,993,186	0.60%	N
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	SOFR(Q)	1.00%	6.13%	11.47%	8/31/2026	$—	(14,030)	(10,048)	—	K/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$17,388	15,674	15,635	—	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$791,143	768,243	768,358	0.05%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(644)	—	—	K/N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$391,962	385,520	393,922	0.02%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(1,560)	478	—	K/N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$—	(1,967)	(7,259)	—	K/N
Zilliant Incorporated	First Lien Term Loan	SOFR(M)	0.75%	2.10% Cash + 4.50% PIK	11.96%	12/21/2027	$1,921,454	1,895,963	1,827,303	0.11%	N
								140,664,355	141,028,833	8.46%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	12.10%	8/15/2029	$20,773,018	20,186,136	20,170,600	1.21%	G
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	7.60%	12.96%	7/2/2026	$4,456,250	4,406,443	4,327,019	0.26%	N
								24,592,579	24,497,619	1.47%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	12.27%	2/17/2026	$31,114,286	30,738,884	31,612,114	1.90%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal/ Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$15,555,556	$15,393,224	$15,555,556	0.93%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	11.61%	9/8/2027	$—	(17,961)	—	—	K/N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	12/30/2026	$24,562,500	24,322,997	22,695,750	1.36%	N
								39,698,260	38,251,306	2.29%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	11.86%	9/17/2026	$9,775,000	9,629,432	9,679,205	0.58%	H/N

Total Debt Investments - 202.1% of Net Assets								1,486,675,592	1,389,190,356	83.33%

Equity Securities
Automobiles
AutoAlert, LLC	Common Stock						540,248	9,016,151	9,985,207	0.60%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units					2/7/2030	7,030	645,121	1,438,087	0.09%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock						1,786,785	485,322	—	—	D/E/N
AGY Equity, LLC	Class B Preferred Stock						1,250,749	—	—	—	D/E/N
AGY Equity, LLC	Class C Common Stock						982,732	—	—	—	D/E/N
								485,322	—	—
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock						364	—	—	—	D/E/H/N/O

Construction & Engineering
Hylan Novellus LLC	Class A Units						117,124	13,817,817	2,827,373	0.17%	B/D/E/N

Diversified Consumer Services
Elevate Brands Holdco, Inc.	Warrants to Purchase Common Stock					7/25/2030	2,895	—	308,983	0.02%	D/E/N
Elevate Brands Holdco, Inc.	Warrants to Purchase Preferred New Super Senior Shares					7/25/2030	11,532	—	1,230,810	0.07%	D/E/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock					7/25/2030	3,966	—	293,563	0.02%	D/E/H/N
PerchHQ, LLC	Warrants to Purchase Common Stock					10/15/2027	295,667	—	—	—	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares					4/28/2028	516	—	485,055	0.03%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares					4/28/2028	158	—	687,200	0.04%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units						17,858,122	20,377,566	24,629,566	1.47%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units						17,858,122	13,421,162	24,629,566	1.48%	B/D/E/N
								33,798,728	52,264,743	3.13%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units		27,214,897	$27,214,897	$50,541,000	3.03%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units		17,800,591	17,675,790	16,376,544	0.98%	E/F/I/N
GACP I, LP (Great American Capital)	Membership Units		351,847	351,847	107,310	0.01%	E/I/N
GACP II, LP (Great American Capital)	Membership Units		3,716,866	3,716,866	3,914,270	0.23%	E/I/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	34,820	—	148,681	0.01%	D/E/H/N
				48,959,400	71,087,805	4.26%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares		1,000,000	1,000,000	—	—	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares		5,318,860	7,833,333	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares		2,332,594	—	—	—	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares		93,023	1,395,349	—	—	D/E/F/H/N
Utilidata, Inc.	Common Stock		29,094	216,336	—	—	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock		257,369	153,398	34,000	—	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock		500,000	500,000	2,000	—	D/E/N
				11,098,416	36,000	—
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock	9/12/2029	16	275,200	2,055,657	0.12%	D/E/N
Hotels, Restaurants and Leisure
Fishbowl, Inc.	Common Membership Units		604,479	787,032	135,403	0.01%	D/F/N

Internet Software and Services
Domo, Inc.	Common Stock		49,792	1,543,054	512,360	0.03%	D
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock	5/4/2027	2,062,500	508,805	713,161	0.04%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock	8/15/2027	1,327,869	212,360	3,112,163	0.19%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	9/18/2025	1,049,996	276,492	2,491,582	0.15%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock	10/3/2028	1,511,002	93,407	1,288,026	0.08%	D/E/H/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock	10/30/2029	333,370	202,001	70,600	—	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units	3/6/2033	14,337	—	—	—	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock	3/19/2028	1,860,000	377,722	5,300,000	0.32%	D/E/N
				3,213,841	13,487,892	0.81%

IT Services
Fidelis (SVC), LLC	Preferred Unit-C		657,932	2,001,384	—	—	D/E/N

Media
Quora, Inc.	Warrants to Purchase Series D Preferred Stock	4/11/2029	507,704	65,245	108,334	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock	4/29/2025	946,498	79,082	612,069	0.04%	D/E/H/N
				144,327	720,403	0.05%

Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock		16,207	4,177,710	1,799,178	0.11%	B/D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)

Pharmaceuticals
Inotiv, Inc.	Common Stock						14,578	$—	$53,501	—	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock						1,255,527	26,711,048	843,074	0.05%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock					5/6/2032	7,706	—	1,541	—	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock					3/26/2027	1,712,930	577,843	—	—	D/E/N
								577,843	1,541	—

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed		12.50%	12.50%		7,108	9,005,081	9,014,890	0.54%	E/N

Total Equity Securities - 24.1% of Net Assets								164,714,421	165,750,754	9.94%

Total Investments - 226.2% of Net Assets								$1,651,390,013	$1,554,941,110	93.27%

Cash and Cash Equivalents - 16.3% of Net Assets									$112,241,946	6.73%

Total Cash and Investments - 242.5% of Net Assets									$1,667,183,056	100.00%	M

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

At September 30, 2024, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$398,721	$398,721
2	Other direct and indirect observable market inputs (3)	28,450,417	—	—	28,450,417
3	Independent third-party valuation sources that employ significant unobservable inputs	1,640,966,197	65,702,036	172,419,745	1,879,087,978
3	Valuation Designee valuations with significant unobservable inputs	—	—	1,152,245	1,152,245
Total		$1,669,416,614	$65,702,036	$173,970,711	$1,909,089,361

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,375,107,603	Income approach	Discount rate	8.4% - 30.6% (12.6%)
	104,563,526	Market comparable companies	Revenue multiples	0.4x - 1.6x (1.1x)
	101,589,786	Market quotations	Indicative bid/ask quotes	1 (1)
	57,994,120	Market comparable companies	EBITDA multiples	2.5x - 10.3x (6.2x)
	1,483,063	Asset approach (2)	N/A	N/A
	228,099	Option Pricing Model	EBITDA/Revenue multiples	1.3x (1.3x)
			Implied volatility	35.0% (35.0%)
			Term	1.9 years (1.9 years)
Other Corporate Debt	59,756,437	Market comparable companies	Book value multiples	1.6x (1.6x)
	5,945,599	Income approach	Discount rate	13.1% (13.1%)
Equity	67,242,479	Market comparable companies	Book value multiples	0.8x - 1.6x (1.4x)
	54,219,545	Option Pricing Model	EBITDA/Revenue multiples	0.8x - 13.8x (10.7x)
			Implied volatility	45.0% - 75.0% (53.9%)
			Term	0.5 years - 4.0 years (2.1 years)
	26,800,139	Income approach	Discount rate	13.1 - 22.4% (17.9%)
	20,395,766	Market comparable companies	Revenue multiples	0.7x - 4.8x (1.6x)
	2,522,238	Market comparable companies	EBITDA multiples	2.5x - 10.3x (4.6x)
	1,729,913	Transaction approach (3)	N/A	N/A
	661,910	Asset approach (4)	N/A	N/A
$1,880,240,223

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

September 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,725,877,106	$66,236,621	$160,956,803	$1,953,070,530
Net realized and unrealized gains (losses)	(5,646,340)	(7,972,085)	979,871	(12,638,554)
Acquisitions (1)	61,713,343	7,437,500	10,483,071	79,633,914
Dispositions	(139,090,785)	—	—	(139,090,785)
Transfers out of Level 3 (2)	(1,887,127)	—	—	(1,887,127)
Ending balance	$1,640,966,197	$65,702,036	$172,419,745	$1,879,087,978

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,546,233)	$(7,972,085)	$979,871	$(10,538,447)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred to Level 2 due to increased number of market quotes.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$877,248	$877,248
Net realized and unrealized gains (losses)	—	—	274,997	274,997
Ending balance	$—	$—	$1,152,245	$1,152,245

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$274,997	$274,997

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,289,587,391	$52,318,937	$164,340,278	$1,506,246,606
Net realized and unrealized gains (losses)	(74,496,967)	(7,168,644)	(33,451,961)	(115,117,572)
Acquisitions (1)	747,746,344	20,551,743	44,317,910	812,615,997
Dispositions	(326,743,546)	—	(2,786,482)	(329,530,028)
Transfers into Level 3 (2)	4,872,975	—	—	4,872,975
Ending balance	$1,640,966,197	$65,702,036	$172,419,745	$1,879,087,978

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(58,869,518)	$(7,168,644)	$(31,733,365)	$(97,771,527)

(1)
Includes payments received in kind and accretion of original issue and market discounts and Level 3 investments acquired in connection with the Merger.
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$844,615	$844,615
Net realized and unrealized gains (losses)	—	—	307,630	307,630
Ending balance	$—	$—	$1,152,245	$1,152,245

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$307,630	$307,630

At December 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$565,860	$565,860
2	Other direct and indirect observable market inputs (3)	47,284,029	—	—	47,284,029
3	Independent third-party valuation sources that employ significant unobservable inputs	1,289,587,391	52,318,937	164,340,278	1,506,246,606
3	Advisor valuations with significant unobservable inputs	—	—	844,615	844,615
Total		$1,336,871,420	$52,318,937	$165,750,753	$1,554,941,110

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

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

September 30, 2024

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,258,052,376	$68,451,437	$187,504,790	$1,514,008,603
Net realized and unrealized gains (losses)	(3,416,236)	1,373,296	(17,863,231)	(19,906,171)
Acquisitions (1)	184,413,836	306,704	3,006,600	187,727,140
Dispositions	(160,817,496)	(20,000,000)	7,074,097	(173,743,399)
Transfers into Level 3 (2)	16,607,483	—	—	16,607,483
Reclassifications within Level 3 (3)	—	—	(619,621)	(619,621)
Ending balance	$1,294,839,963	$50,131,437	$179,102,635	$1,524,074,035

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,501,868)	$—	$(17,895,662)	$(29,397,530)

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

September 30, 2024

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. There was no restricted cash at September 30, 2024 and December 31, 2023.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.5% of total investments at September 30, 2024 and December 31, 2023, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2024

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

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statement of Assets and Liabilities at September 30, 2024.

Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, Derivatives and Hedging, changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statement of Operations. As of September 30, 2024, the Interest Rate Swap had a fair value of $(0.7) million, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract.

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

During the nine months ended September 30, 2024, the Company did not enter into any additional derivative transactions.

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

September 30, 2024

2. Summary of Significant Accounting Policies — (continued)

accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

September 30, 2024

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

In connection with the Merger, the Company also entered into a fee waiver agreement with the Advisor (the “Fee Waiver Agreement”). The Fee Waiver Agreement provides that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). For the quarter ended September 30, 2024, no advisory fee waiver was required.

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

September 30, 2024

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2024 and December 31, 2023, no such reserve was accrued.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) as of the Closing, unsecured notes due February 2026 issued by the Company (the “2026 Notes”), unsecured notes due May 2029 issued by the Company (the “2029 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility entered into by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally entered into by BCIC and assumed by Merger Sub (“Merger Sub Facility”), and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being repaid on March 1, 2022, debt included $140.0 million in convertible senior unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes"). Prior to being repaid on August 23, 2024, debt included $250.0 million in senior unsecured notes due August 2024 issued by the Company (the "2024 Notes").

Total debt outstanding and available at September 30, 2024 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$121,253,796	$178,746,204	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	51,000,000	149,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	125,000,000	140,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	131,500,000	10,000,000	141,500,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,497,355	—	325,497,355
2029 Notes ($325 million par)	2029	6.95%		321,590,452	—	321,590,452
Total leverage				1,167,841,603	$477,746,204	$1,645,587,807
Unamortized issuance costs				(7,798,616)
Debt, net of unamortized issuance costs				$1,160,042,987

(1)
Except for the 2026 Notes and 2029 Notes all carrying values are the same as the principal amounts outstanding.
(2)
As of September 30, 2024, $113.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.11%. $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

September 30, 2024

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

The combined weighted-average interest rates on total debt outstanding at September 30, 2024 and December 31, 2023 were 5.43% and 4.29%, respectively.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2024	2023
Interest expense	$49,848,875	$33,163,104
Amortization of deferred debt issuance costs	3,371,840	2,219,197
Commitment fees	896,889	589,037
Total	$54,117,604	$35,971,338

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, the estimated fair value of the Merger Sub Facility was $115.6 million, and the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.8 million, $313.8 million and $331.3 million, respectively. As of December 31, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $246.0 million and $303.9 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2024 Notes, 2026 Notes and 2029 Notes were determined using market quotations, and the estimated fair value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2024 Notes, 2025 Notes, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

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

Unsecured Notes

On August 23, 2019, the Company issued $150.0 million of unsecured notes. On November 26, 2019, the Company issued an additional $50.0 million of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes were issued at a discount to the principal amount and bore interest at an annual rate of 3.900%, payable semi-annually. On August 23, 2024, the 2024 Notes matured and all principal was repaid.

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

September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the components of the carrying value of 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	September 30, 2024				December 31, 2023
	2024 Notes	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2026 Notes
Principal amount of debt	N/A	$92,000,000	$325,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	N/A	—	497,355	(3,409,548)	(403,991)	791,013
Carrying value of debt	N/A	$92,000,000	$325,497,355	$321,590,452	$249,596,009	$325,791,013

For the nine months ended September 30, 2024 and 2023, the components of interest expense for the 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Nine Months Ended September 30,
	2024				2023
	2024 Notes	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2026 Notes
Stated interest expense	$6,283,333	$3,955,054	$6,946,875	$7,529,167	$7,312,499	$6,946,875
Amortization of original issue discount/ (premium)	403,991	—	(293,659)	204,452	446,428	(287,008)
Total interest expense	$6,687,324	$3,955,054	$6,653,216	$7,733,619	$7,758,927	$6,659,867

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

4. Debt — (continued)

Operating Facility

The Operating Facility consists of a revolving, multi-currency credit facility which provides for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. The Operating Facility includes a $100.0 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the assets of TCPC Funding and 36th Street Capital Partners Holdings, LLC, are included in the collateral for the facility.

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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of September 30, 2024, SVCP was in full compliance with such covenants.

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of September 30, 2024, TCPC Funding II was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

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

SBA Debentures

As of September 30, 2024, the SBIC is able to issue up to $141.5 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2024, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2024 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
March 25, 2015	March 1, 2025	$9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		$131,500,000	2.45%	*

* Weighted-average interest rate

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

SBA Debentures outstanding as of December 31, 2023 were as follows:

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

September 30, 2024

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$963,927	$723,670
Accordion Partners LLC	8/31/2028	267,403	111,925
Accuserve Solutions, Inc.	3/15/2030	2,886,466	N/A
Acquia, Inc.	11/1/2025	1,134,794	960,792
Alcami Corporation	12/21/2028	N/A	546,266
Alcami Corporation	12/21/2028	1,167,666	874,025
AlphaSense, Inc.	6/27/2029	4,641,664	N/A
Alpine Acquisition Corp II (48Forty)	11/30/2026	144,348	71,628
AmeriLife Holdings, LLC	8/31/2028	742,492	227,273
AmeriLife Holdings, LLC	8/31/2029	N/A	76,212
Applause App Quality, Inc.	9/20/2027	1,133,535	1,133,535
Appriss Health, LLC (PatientPing)	5/6/2027	699,444	544,531
Aras Corporation	4/13/2029	904,265	116,311
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	1,275,925
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	837,680
Avalara, Inc.	10/19/2028	270,000	45,000
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,460,107	1,601,742
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	89,744
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	882,000
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	243,000
CareATC, Inc.	3/14/2026	945,362	607,288
Clever Devices Ltd.	6/12/2030	539,216	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	N/A
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	81,761
CSG Buyer, Inc. (Core States)	3/31/2028	N/A	2,921,165
CSG Buyer, Inc. (Core States)	3/31/2028	N/A	1,460,583
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	233,333	194,444
Douglas Holdings, Inc	8/27/2030	3,648,967	N/A
Douglas Holdings, Inc	8/27/2030	3,317,243	N/A
Douglas Holdings, Inc	8/27/2030	1,800,928	N/A
Douglas Holdings, Inc	8/27/2030	1,326,897	N/A
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	604,041	90,909
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	500,000	83,333
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	1,179,932	531,907
ESO Solutions, Inc.	5/3/2027	1,088,609	700,111
Fusion Holding Corp. (Finalsite)	9/15/2027	299,035	37,736
Fusion Risk Management, Inc.	5/22/2029	642,857	107,143
GTY Technology Holdings Inc.	7/9/2029	1,016,653	N/A
GTY Technology Holdings Inc.	7/9/2029	394,917	41,538
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	N/A
ICIMS, Inc.	8/18/2028	2,710,538	886,195
ICIMS, Inc.	8/18/2028	1,015,113	330,556
Honey Intermediate, Inc. (iLobby)	9/26/2030	2,352,941	N/A
Integrate.com, Inc. (Infinity Data, Inc.)	12/17/2027	14,000	10,000
Integrity Marketing Acquisition, LLC	8/27/2026	N/A	10,254,564
Integrity Marketing Acquisition, LLC	8/25/2028	15,422,318	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	438,327	N/A
Intercept Bidco, Inc.	6/3/2030	416,667	N/A
Intercept Bidco, Inc.	6/3/2030	277,778	N/A
IT Parent, LLC (Insurance Technologies)	10/1/2026	N/A	104,167
James Perse Enterprises, Inc.	9/8/2027	3,416,914	1,944,444
Kaseya, Inc.	6/25/2029	412,951	93,900
Kaseya, Inc.	6/25/2029	416,280	75,000
Kellermeyer Bergensons Services, LLC	11/6/2028	39,048	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	222,333	277,917
Madison Logic Holdings, Inc.	12/30/2027	1,053,250	1,069,947
Mesquite Bidco, LLC	11/30/2029	N/A	1,585,403
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,646,924	1,229,873
Oversight Systems, Inc.	9/24/2026	N/A	212,667
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	N/A	3,266,234
PlayPower, Inc	8/28/2030	1,313,131	N/A
Pluralsight, Inc.	8/22/2029	3,775,409	N/A
Pluralsight, Inc.	4/6/2027	N/A	539,019
Pluralsight, Inc.	8/22/2029	1,849,410	N/A
PMA Parent Holdings, LLC	1/31/2031	750,000	N/A
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	80,100	39,167
Razor Group GmbH (Germany)	4/30/2025	N/A	3,834,569
Sailpoint Technologies Holdings, Inc.	8/16/2028	371,281	37,538
Sandata Technologies, LLC	7/23/2024	N/A	1,050,000
SellerX Germany GmbH (Germany)	5/23/2026	6,893,808	5,034,506
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,908,116	N/A
Serrano Parent, LLC (Sumo Logic)	5/13/2030	697,970	90,000
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	1,039,117
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	1,298,896
Sonny’s Enterprises, LLC	8/5/2027	177,253	N/A
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	4/25/2031	8,668,407	N/A
Superman Holdings, LLC (Foundation Software)	8/31/2026	N/A	1,256,026
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	592,910	428,647
Wealth Enhancement Group, LLC	10/4/2027	N/A	71,696
Wealth Enhancement Group, LLC	10/4/2027	445,999	26,980
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	N/A
Trintech, Inc.	7/25/2029	152,143	43,469
Vortex Companies, LLC	9/4/2029	668,144	N/A
Vortex Companies, LLC	9/4/2029	129,281	68,547
Xactly Corporation	7/31/2027	854,898	854,898
Zendesk Inc.	11/22/2028	1,393,091	95,503
Zendesk Inc.	11/22/2028	573,626	39,325
Zilliant Incorporated	11/22/2028	296,296	148,148
Total Unfunded Balances		$100,639,479	$54,556,095

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2024 and December 31, 2023, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.2 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2024 and 2023, expenses allocated pursuant to the Administration Agreement totaled $1.7 million and $1.1 million, respectively.

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	0.34	29,100,986	722,140
				$1.02	$77,842,842	$1,493,791

(1)
Dividends reinvested through purchase of shares in the open market.

In addition, the Company paid $7,257,191 of dividends payable assumed in the Merger that were declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024. Such amount was paid from BCIC cash and cash equivalents acquired by the Company in the Merger.

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524	$—
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726	—
				$1.10	$63,543,990	$—

(1)
No dividend reinvestment plan was effective for the nine months ended September 30, 2023.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the nine months ended September 30, 2024, approximately $1.5 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

7. Stockholders’ Equity and Dividends — (continued)

Share Repurchase Plan

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on August 1, 2024, to be in effect through the earlier of April 30, 2025, unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

No shares were repurchased by the Company under the Company Repurchase Plan for the nine months ended September 30, 2024 and 2023.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets from operations	$21,632,960	$12,822,932	$(24,586,416)	$51,787,497
Weighted average shares outstanding	85,591,134	57,767,264	77,772,017	57,767,264
Earnings (loss) per share	$0.25	$0.22	$(0.32)	$0.90

9. Subsequent Events

On October 30, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of April 30, 2025, unless further extended or terminated by the Company's Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

On November 6, 2024, the Company’s Board of Directors declared a fourth quarter regular dividend of $0.34 per share and a special dividend of $0.10 per share, both payable on December 31, 2024 to shareholders of record as of the close of business on December 17, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

10. Financial Highlights

	Nine Months Ended September 30,
	2024	2023
Per Common Share
Per share NAV at beginning of period	$11.90	$12.93

Investment operations:
Net investment income before excise taxes	1.26	1.40
Excise taxes	—	—
Net investment income (1)	1.26	1.40
Net realized and unrealized gain (loss) (1)	(1.75)	(0.51)
Total from investment operations	(0.49)	0.89

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	(0.28)	—
Dividends to common shareholders	(1.02)	(1.10)

Per share NAV at end of period	$10.11	$12.72

Per share market price at end of period	$8.29	$11.74

Total return based on market value (3) (4)	(19.3)%	(0.8)%
Total return based on net asset value (3) (5)	(6.5)%	6.9%

Shares outstanding at end of period	85,591,134	57,767,264

Ratios to average common equity: (6)
Net investment income	16.2%	15.1%
Expenses before incentive fee	12.8%	10.6%
Expenses and incentive fee	15.1%	12.9%

Ending common shareholder equity	$865,636,898	$734,997,297
Portfolio turnover rate	11.9%	10.8%
Weighted-average debt outstanding	$1,251,449,814	$1,009,620,469
Weighted-average interest rate on debt	5.3%	4.4%
Weighted-average number of common shares	77,772,017	57,767,264
Weighted-average debt per share	$16.09	$17.48

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended September 30, 2024.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of September 30, 2024 (Unaudited)	$121,254	$6,386	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Funding Facility I
As of September 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Funding Facility II
As of September 30, 2024 (Unaudited)	$51,000	$6,386	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of September 30, 2024 (Unaudited)	$125,000	$6,386	—	N/A
SBA Debentures
As of September 30, 2024 (Unaudited)	$131,500	$6,386	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
2019 Convertible Notes
As of September 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
2022 Convertible Notes
As of September 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2024

11. Senior Securities — (continued)

2022 Notes
As of September 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of September 30, 2024 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of September 30, 2024 (Unaudited)	$92,000	$1,832	—	N/A
2026 Notes
As of September 30, 2024 (Unaudited)	$325,000	$1,832	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of September 30, 2024 (Unaudited)	$325,000	$1,832	—	N/A

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

September 30, 2024

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2024
Hylan Intermediate Holdings II LLC, 2nd Lien Term Loan, SOFR + 10%, 1% SOFR Floor, due 3/11/2027	$231,308	$5,232,821	$(184,796)	$(146,321)	$(5,086,500)	$184,796	$—
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	658,577	—	—	(175,890)	11,575,692	—	11,399,802
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Term Loan, SOFR + 8%, 1% SOFR Floor, due 2/22/26	176,882	4,979,720	—	3,987	(4,983,707)	—	—
Hylan Novellus LLC, Class A Units	—	2,827,373	(12,625,342)	10,990,444	(1,192,475)	—	—
Hylan Global LLC, Parent Common Units	—	—	—	1,477	738,447	—	739,924
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	139,721	1,324,151	—	—	—	(481,509)	842,642
Iracore Investments Holdings, Inc., Class A Common Stock	283,370	1,799,178	—	(153,598)	—	—	1,645,580
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	2,205,986	24,629,566	—	(12,065,990)	2,205,986	—	14,769,562
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	24,629,566	—	(9,860,004)	—	—	14,769,562
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	258,248	—	—	1,744,209	5,289,047	—	7,033,256
Total	$3,954,092	$65,422,375	$(12,810,138)	$(9,661,686)	$8,546,490	$(296,713)	$51,200,328

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2024
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/25	$4,850,405	$52,318,937	$—	$—	$7,437,501	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	254,720	50,541,000	—	1,220,500	1,062,500	—	52,824,000
Anacomp, Inc., Class A Common Stock	—	843,074	—	256,768	—	—	1,099,842
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	1,534,981	18,812,631	—	—	—	—	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	1,820,224	9,256,229	—	—	1,073,771	—	10,330,000
AA Acquisition Aggregator, LLC, Ordinary Shares	—	9,985,207	—	79,428	69,766	—	10,134,401
Conventional Lending TCP Holdings, LLC, Membership Units	1,069,310	16,376,544	—	(1,958,065)	—	—	14,418,479
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Fishbowl INC., Common Membership Units	—	135,403	—	(135,403)	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	1,399,935	12,089,579	—	(1,499,108)	—	—	10,590,471
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	—	—	(7,168,655)	13,114,253	—	5,945,598
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	101,315	—	(20,130)	—	—	81,185
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	1,367,273	—	34,605	—	—	1,401,878
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
Total	$10,929,575	$171,827,192	$—	$(9,190,060)	$22,757,791	$—	$185,394,923

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates (1)

Year Ended December 31, 2023

Security	Dividends or Interest (2)	Fair Value at December 31, 2022	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2023
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, LIBOR + 9%, 1% LIBOR Floor, due 4/12/24	$191,149	$1,324,140	$—	$—	$11	$—	$1,324,151
Iracore Investments Holdings, Inc., Class A Common Stock	—	2,983,163	—	(1,183,985)	—	—	1,799,178
Hylan Intermediate Holdings II LLC, 2nd Lien Term Loan, SOFR + 10%, 1% SOFR Floor, due 3/11/2027	581,023	—	—	104,575	5,260,111	(131,865)	5,232,821
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Term Loan, SOFR + 8%, 1% SOFR Floor, due 2/22/26	683,947	—	—	1,495	4,978,225	—	4,979,720
Hylan Novellus LLC, Class A Units	—		—	(9,402,715)	12,230,088	—	2,827,373
TVG-Edmentum Holdings, LLC, Series A Preferred Units	45,650	—	—	—	—	—	—
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	2,652,917	32,391,197	—	(10,414,537)	2,652,906	—	24,629,566
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	32,391,197	—	(7,761,631)	—	—	24,629,566
Total	$4,154,686	$69,089,697	$—	$(28,656,798)	$25,121,341	$(131,865)	$65,422,375

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2024

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/2021
Fidelis (SVC) LLC, Series C Preferred Units	12/31/2019
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/2017
GACP II, LP (Great American Capital), Membership Units	1/12/2018
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/2017
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/2022
InMobi, Inc., Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2015
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/2018
Inotiv, Inc., Common Shares	3/30/2022
Marsico Holdings, LLC Units	3/15/2024
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Plate Newco 1 Limited (Avanti), Common Stock	4/13/2022
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor US LP, Class A Preferred Units	2/28/2024
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH, Warrants to Purchase Series C Shares	12/23/2022
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/2019
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/2023
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/2023
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/2021
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings LP, LP Units	3/15/2024
Suited Connector, LLC, (Suco Investors, LP), Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
WorldRemit Group Limited, Series X Shares	6/24/2024
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/2021
WorldRemit Group Limited, Warrants to Purchase Series E Stock	3/15/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/2021
Fidelis (SVC) LLC, Series C Preferred Units	12/31/2019
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/2017
GACP I, LP (Great American Capital), Membership Units	10/1/2015
GACP II, LP (Great American Capital), Membership Units	1/12/2018
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/2017
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/2022
InMobi, Inc., Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2015
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/2018
Inotiv, Inc., Common Shares	3/30/2022
PerchHQ, Warrants for Common Units	9/30/2022
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Plate Newco 1 Limited (Avanti), Common Stock	4/13/2022
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Warrants to Purchase Series C Shares	12/23/2022
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/2019
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/2023
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/2023
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/2021
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/2018
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/2014
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/2021

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

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally issued by BCIC and assumed by Merger Sub ("Merger Sub Facility"), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the "2025 Notes"), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and $141.5 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2025 Notes, the 2026 Notes and the 2029 Notes, the “Leverage Program”). Prior to being repaid on March 1, 2022, debt included $140.0 million in Convertible unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes"). Prior to being repaid on August 23, 2024, debt included $250.0 million in unsecured notes due August 2024 issued by the Company (the "2024 Notes").

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2024, 83.1% of our total assets were invested in qualifying assets.

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

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee"). Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

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

As of September 30, 2024, 0.0% of our investments were categorized as Level 1, 1.5% were categorized as Level 2, 98.4% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended September 30, 2024, we invested approximately $72.8 million, comprised of new investments in 6 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $62.7 million, or 86.2% of total acquisitions, were in senior secured loans, and $7.6 million, or 10.4% of total acquisitions, were in senior secured notes. The remaining $2.5 million, or 3.4% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $139.2 million in proceeds from sales or repayments of investments during the three months ended September 30, 2024.

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

During the nine months ended September 30, 2024, we invested approximately $809.5 million, of which $587.0 million of investments were acquired as a result of the Merger which were comprised of 95.8% in senior secured loans, 3.1% in unsecured or subordinated debt securities and 1.1% in equity investments. The remaining $222.5 million of investments made by the Company during the nine months ended September 30, 2024, included new investments in 15 new and 11 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $205.2 million, or 92.2% of total acquisitions, were in senior secured loans, and $7.6 million, or 3.4% of total acquisitions, were in senior secured notes. The remaining $9.7 million or 4.4% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $348.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2024.

During the nine months ended September 30, 2023, we invested approximately $185.5 million, comprised of new investments in 14 new and 8 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $182.5 million, or 98.4% of total acquisitions, were in senior secured loans. The remaining $3.0 million (1.6% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $176.5 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2023.

At September 30, 2024, our consolidated investment portfolio of $1,909.1 million (at fair value) consisted of 156 portfolio companies and was invested 90.9% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.4% in senior secured loans, 3.1% in senior secured notes, 0.4% in unsecured debt and 9.1% in equity investments. Our average portfolio company investment at fair value was approximately $12.2 million. Our largest portfolio company investment based on fair value was approximately 5.9% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 19.0% of our portfolio at September 30, 2024.

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

The industry composition of our portfolio at fair value at September 30, 2024 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.0%
Software	13.7%
Diversified Financial Services	12.7%
Diversified Consumer Services	8.0%
Professional Services	5.9%
Health Care Technology	3.7%
IT Services	3.2%
Healthcare Providers and Services	3.0%
Road and Rail	2.9%
Capital Markets	2.8%
Textiles, Apparel and Luxury Goods	2.6%
Automobiles	2.5%
Construction and Engineering	2.4%
Paper and Forest Products	2.2%
Media	2.1%
Insurance	1.9%
Specialty Retail	1.8%
Technology Hardware, Storage and Peripherals	1.8%
Consumer Finance	1.5%
Pharmaceuticals	1.4%
Real Estate Management and Development	1.1%
Containers and Packaging	1.1%
Machinery	1.0%
Other	6.7%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 13.4% at September 30, 2024 and 14.1% at December 31, 2023, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 11.9% at September 30, 2024 and 13.3% at December 31, 2023. At September 30, 2024, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 7.3% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.0% at September 30, 2024. Debt and preferred equity investments in ten portfolio companies were on non-accrual status as of September 30, 2024, representing 3.8% of the portfolio at fair value and 9.3% at cost. At December 31, 2023, 95.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.0% at December 31, 2023. Debt investments in four portfolio companies were on non-accrual status as of December 31, 2023, representing 2.0% of the portfolio at fair value and 3.7% at cost.

Results of operations

Investment income

Investment income totaled $70.9 million and $54.2 million, respectively, for the three months ended September 30, 2024 and 2023, of which $69.2 million and $53.3 million were attributable to interest and fees on our debt investments, $1.6 million and $0.9 million to dividend income and $0.1 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $6.7 million and $0.7 million of non-recurring income related to prepayments and $0.5 million and $0.4 million in amendment fees for the three months ended September 30, 2024 and 2023, respectively. The increase in investment income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily reflects an increase in interest income due to additional investment income earned on investments acquired as a result of the Merger and higher SOFR rates during the three months ended September 30, 2024.

Investment income totaled $198.2 million and $158.5 million, respectively, for the nine months ended September 30, 2024 and 2023, of which $193.0 million and $155.3 million were attributable to interest and fees on our debt investments, $5.1 million and $2.8 million to dividend income and $0.1 million and $0.4 million to other income, respectively. Included in interest and fees on our debt investments were $13.1 million and $1.0 million of non-recurring income related to prepayments and $0.9 million and $0.9 million in amendment fees for the nine months ended September 30, 2024 and 2023, respectively. The increase in investment income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily reflects an increase in interest income due to additional investment income earned on investments acquired as a result of the Merger and higher SOFR rates during the nine months ended September 30, 2024.

Expenses

Total operating expenses for the three months ended September 30, 2024 and 2023 were $37.1 million and $25.9 million, respectively, comprised of $21.2 million and $12.1 million in interest expense and related fees, $6.5 million and $6.0 million in incentive fee expense, $6.2 million and $6.1 million in base management fees, $0.8 million and $0.7 million in professional fees, $0.5 million and $0.4 million in administrative expenses and $1.9 million and $0.6 million in other expenses, respectively. The increase in operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily reflects an increase in interest expense as a result of the higher debt outstanding assumed as a result of the Merger and the issuance of the 2029 Notes and due to higher SOFR rates during the three months ended September 30, 2024, in addition to an increase in incentive fee expense from higher pre-incentive net investment income earned during the three months ended September 30, 2024.

Total operating expenses for the nine months ended September 30, 2024 and 2023 were $100.2 million and $77.1 million, respectively, comprised of $54.1 million and $36.0 million in interest expense and related fees, $19.2 million and $17.3 million in incentive fee expense, $18.6 million and $18.1 million in base management fees, $2.4 million and $1.5 million in professional fees, $1.7 million and $1.1 million in administrative expenses and $4.2 million and $3.1 million in other expenses, respectively. The increase in operating expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily reflects an increase in interest expense as a result of the higher debt outstanding assumed as a result of the Merger and the issuance of the 2029 Notes and due to higher SOFR rates during the nine months ended September 30, 2024, in addition to an increase in incentive fee expense from higher pre-incentive net investment income earned during the nine months ended September 30, 2024.

Net investment income

Net investment income was $33.9 million and $28.3 million, respectively, for the three months ended September 30, 2024 and 2023. The increase in net investment income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the three months ended September 30, 2024.

Net investment income was $98.0 million and $81.3 million, respectively, for the nine months ended September 30, 2024 and 2023. The increase in net investment income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the nine months ended September 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2024 and 2023 was $(31.4) million and $(0.1) million, respectively. Net realized losses for the three months ended September 30, 2024 was comprised primarily of $24.1 million and $7.4 million in losses from the restructuring of our investments in Pluralsight and McAfee, respectively. Subsequent to its restructuring, our debt investment in Pluralsight is back on accrual status.

Net realized gain (loss) for the nine months ended September 30, 2024 and 2023 was $(67.1) million and $(31.2) million, respectively. Net realized losses for the nine months ended September 30, 2024 was comprised primarily of $24.1 million, $22.8 million, $12.6 million and $7.4 million in losses from the restructuring of our investments in Pluralsight, Thras.io, Hylan and McAfee, respectively. Net realized loss for the nine months ended September 30, 2023 was comprised primarily of a $30.7 million loss from reorganization of our investment in AutoAlert.

For the three months ended September 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $19.2 million and $(15.4) million, respectively. The change in net unrealized appreciation for the three months ended September 30, 2024 primarily reflects $24.1 million and $7.6 million reversals of previous unrealized losses from the restructuring of our investments in Pluralsight and McAfee, respectively, a $4.2 million unrealized gain on our investment in Securus, a $3.6 million unrealized gain on our investment in Domo and other unrealized gains across the portfolio, partially offset by an $8.0 million unrealized loss on our investment in Gordon Brothers, a $4.0 million unrealized loss on our investment in Seller-X, a $3.3 million unrealized loss on our investment in InMoment, a $2.8 million unrealized loss on our investment in Edmentum and a $2.2 million unrealized loss on our investment in Alpine. The change in net unrealized depreciation for the three months ended September 30, 2023 primarily reflects a $4.5 million unrealized loss on our investment in Edmentum, a $4.0 million unrealized loss on our investment in Khoros, a $3.6 million unrealized loss on our investment in Magenta Buyer, a $2.5 million unrealized loss on our investment in 36th Street Capital, a $2.4 million unrealized loss on our investment in Hylan, and a $2.2 million unrealized loss on our investment in CIBT, offset by a $3.2 million unrealized gain on our investment in Astra Acquisition.

For the nine months ended September 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(55.4) million and $1.6 million, respectively. The change in unrealized depreciation of $(55.4) million is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the nine months ended September 30, 2024 primarily reflects a $35.4 million unrealized loss on our investment in Seller-X, a $20.2 million unrealized loss on our investment in Edmentum, a $14.7 million unrealized loss on our investment in Lithium, a $13.3 million unrealized loss on our investment in Razor, and a $7.2 million unrealized loss on our investment in Gordon Brothers, partially offset by $17.0 million, $10.7 million, $6.3 million, and $5.2 million reversals of previous unrealized losses from the restructuring of our investments in Thras.io, Hylan, Perch and McAfee, respectively. The change in net unrealized appreciation for the nine months ended September 30, 2023 primarily reflects a $37.0 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert, offset by a $8.0 million unrealized loss in Hylan, a $6.8 million unrealized loss on our investment in Magenta Buyer, a $5.3 million unrealized loss on our investment in 36th Street, a $5.1 million unrealized loss on our investment in Khoros, a $4.4 million unrealized loss on our investment in Edmentum, a $3.9 million unrealized loss on our investment in Astra Acquisition, and a $3.9 million unrealized loss on our investment in Perch.

Incentive compensation

Incentive fees, included in operating expenses for the three months ended September 30, 2024 and 2023 were $6.5 million and $6.0 million, and for the nine months ended September 30, 2024 and 2023 were $19.2 million and $17.3 million, respectively, and were each payable due to our performance exceeding the cumulative total return threshold during those periods. The increase in incentive fee expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, was the result of higher pre-incentive fee net investment income earned during the three and nine months ended September 30, 2024 which was driven by higher SOFR rates and additional investment income earned on investments acquired as a result of the Merger.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the nine months ended September 30, 2024.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $21.6 million and $12.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase in net assets resulting from operations during the three months ended September 30, 2024 was primarily due to higher net investment income and lower net realized and unrealized losses compared to the three months ended September 30, 2023.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(24.6) million and $51.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in net assets resulting from operations during the nine months ended September 30, 2024 was primarily due to higher net realized and unrealized losses, partially offset by higher net investment income compared to the nine months ended September 30, 2023.

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

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net investment income	$33,877,641	0.40	$28,319,912	0.49	$97,964,446	1.26	$81,297,518	1.41
Less: Purchase accounting discount amortization	3,044,864	0.04	—	—	7,278,861	0.09	—	—
Adjusted net investment income	$30,832,777	0.36	$28,319,912	0.49	$90,685,585	1.17	$81,297,518	1.41

Net realized and unrealized gain (loss)	$(12,244,681)	(0.14)	$(15,496,980)	(0.27)	$(122,550,862)	(1.58)	$(29,510,021)	(0.51)
Less: Realized gain (loss) due to the allocation of purchase discount	2,727,500	0.03	—	—	7,915,125	0.10	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(5,772,364)	(0.07)	—	—	6,692,862	0.09	—	—
Adjusted net realized and unrealized gain (loss)	$(9,199,817)	(0.10)	$(15,496,980)	(0.27)	$(137,158,849)	(1.77)	$(29,510,021)	(0.51)

Net increase (decrease) in net assets resulting from operations	$21,632,960	0.25	$12,822,932	0.22	$(24,586,416)	(0.32)	$51,787,497	0.90
Less: Purchase accounting discount amortization	3,044,864	0.04	—	—	7,278,861	0.09	—	—
Less: Realized gain (loss) due to the allocation of purchase discount	2,727,500	0.03	—	—	7,915,125	0.10	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(5,772,364)	(0.07)	—	—	6,692,862	0.09	—	—
Adjusted net increase (decrease) in assets resulting from operations	$21,632,960	0.25	$12,822,932	0.22	$(46,473,264)	(0.60)	$51,787,497	0.90

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the nine months ended September 30, 2024, approximately $1.5 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on August 1, 2024, to be in effect through the earlier of April 30, 2025, unless further extended or terminated by our Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions. No shares were repurchased by the Company under the Company Repurchase plan for the nine months ended September 30, 2024 and 2023.

Total leverage outstanding and available under the combined Leverage Program at September 30, 2024 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$121,253,796	$178,746,204	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	51,000,000	149,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	125,000,000	140,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	131,500,000	10,000,000	141,500,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,497,355	—	325,497,355
2029 Notes ($325 million par)	2029	6.95%		321,590,452	—	321,590,452
Total leverage				1,167,841,603	$477,746,204	$1,645,587,807
Unamortized issuance costs				(7,798,616)
Debt, net of unamortized issuance costs				$1,160,042,987

(1)
Except for the 2026 Notes and 2029 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of September 30, 2024, $113.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.11%. $8.3 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2024, the Company’s asset coverage ratio was 183.2%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $141.5 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash provided by operating activities during the nine months ended September 30, 2024 was $221.5 million, consisting primarily of $84.8 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $136.7 million.

Net cash used by financing activities was $229.5 million during the nine months ended September 30, 2024, consisting primarily of a $250.0 million repayment of the 2024 Notes, $208.3 million in net credit facility repayments, $85.1 million in dividends paid to common shareholders (including $7.3 million of dividends declared by BCIC prior to the Merger and paid to former BCIC shareholders out of cash and cash equivalents acquired) and $7.5 million in payments of associated debt issuance costs, offset by $321.4 million in proceeds from the issuance of the 2029 Notes.

At September 30, 2024, we had $104.2 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2024, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, Merger Sub Facility, the 2025 Notes, the 2026 Notes and the 2029 Notes, mature in August 2029, August 2027, September 2028, December 2025, February 2026 and May 2029, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	0.34	29,100,986	722,140
				$1.02	$77,842,842	$1,493,791

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524	$—
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726	—
				$1.10	$63,543,990	$—

(1)
No dividend reinvestment plan was effective for the nine months ended September 30, 2023.

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

Recent Developments

From October 1, 2024 through November 5, 2024, the Company has invested approximately $29.5 million primarily in two senior secured loans with a combined effective yield of approximately 10.7%.

On October 30, 2024, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of two trading days after the Company’s fourth quarter 2024 earnings release or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

On November 6, 2024, the Company’s Board of Directors declared a fourth quarter regular dividend of $0.34 per share and a special dividend of $0.10 per share, both payable on December 31, 2024 to shareholders of record as of the close of business on December 17, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2024, 92.7% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2024 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$40,664,011	$0.48
Up 200 basis points	27,109,340	0.32
Up 100 basis points	13,554,670	0.16
Down 100 basis points	(13,554,670)	(0.16)
Down 200 basis points	(27,109,340)	(0.32)
Down 300 basis points	(40,355,695)	(0.47)

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

PART II - Other Information.

Item 1. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. The Company, the affiliated funds and the Advisor intend to vigorously defend against these claims and filed a motion to dismiss the lawsuit on November 6, 2023, which was argued in court on March 6, 2024, and which remains pending. At this time, however, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

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

In addition, by limiting the circumstances in which borrowings may occur under the Operating Facility, Funding Facility II and Merger Sub Facility, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences.

As of September 30, 2024, we were in compliance with applicable covenants under the Leverage Program. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants under the Leverage Program (including any covenants that may be included in future debt arrangements that become part of the Leverage Program). Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

The Operating Facility also has certain “key man” provisions. For example, it is an event of default if the Advisor is controlled by any person or group other than (i) BlackRock, Inc. or a wholly-owned subsidiary of BlackRock, Inc. or (ii) any two of a group of four listed individuals (or any replacement manager or individual reasonably acceptable to the administrative agent and approved by the required lenders), provided that if the Advisor is no longer under the control of at least two of such four individuals (or their previously approved replacements) through an event resulting in the death or disability of such individuals, the Advisor has 60 calendar days to replace such individuals with other managers or individuals reasonably acceptable to the administrative agent and approved by the required lenders, provided further that a default (but not an event of default) shall be deemed to exist during such period.

The Operating Facility matures on August 1, 2029, subject to extension by the lenders at the request of SVCP, the Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II and the Merger Sub Facility matures on September 6, 2028. Any inability to renew, extend or replace the Operating Facility, Funding Facility II or Merger Sub Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

The Operating Facility matures on August 1, 2029, subject to extension by the lenders at the request of SVCP. Borrowings under the Operating Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.10%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base thereunder to the facility commitments, subject to certain limitations. Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II. Borrowings under the Funding Facility II generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%, subject to certain funding requirements, plus an agency fee of 0.15% per annum. The Merger Sub Facility matures on September 6, 2028. Borrowings under the Merger Sub Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.10%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments, subject to certain limitations.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

No shares were repurchased by the Company under a repurchase plan for the nine months ended September 30, 2024 and 2023.

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the nine months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first three quarters of the year ended

December 31, 2024 and for each fiscal quarter in the years ended December 31, 2023 and December 31, 2022. On September 30, 2024, the reported closing price of our common stock was $8.29 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59
Fiscal Year ended December 31, 2022
First Quarter	$14.27	$14.30	$13.10	0.2%	(8.2)%	$0.30
Second Quarter	$13.97	$14.36	$11.87	2.8%	(15.0)%	$0.30
Third Quarter	$14.12	$14.28	$10.92	1.1%	(22.7)%	$0.30
Fourth Quarter	$12.93	$13.54	$10.84	4.7%	(16.2)%	$0.37

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

3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)
3.3	Second Amended & Restated By-Laws of the Registrant (4)
4.13	Fourth Supplemental Indenture, dated as of May 30, 2024, between the BlackRock TCP Capital Corp. and U.S. Bank Trust Company, National Association, as the Trustee (11)
4.14	Form of Global Note of 6.95% due 2029 (included in Exhibit 4.13)(11)
10.1	Borrower Assumption Agreement, dated as of March 18, 2024, by BCIC Merger Sub, LLC and Citibank, N.A., as administrative agent (5)
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
10.7

Amendment No. 7 to Amended & Restated Senior Secured Revolving Credit Agreement, dated August 1, 2024, by and among Special Value Continuation Partners LLC, the subsidiary guarantors party thereto, ING Capital LLC, as administrative agent, arranger and bookrunner and the lenders party thereto (12)

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
(4)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2024
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
(12)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 5, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: November 6, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: November 6, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer