Form 10-K
period 2024-12-31
BlackRock TCP Capital Corp.
filed 2025-02-27
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2024 (the last business day of the Registrant’s most recently completed second quarter) was $924.4 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 27, 2025 was 85,077,297.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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
•
Because we intend to distribute substantially all of our income to our shareholders to maintain our status as a RIC, we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
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
•
Shareholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.
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

"Merger Sub" refers to BCIC Merger Sub, LLC, a Delaware limited liability company;

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

The Advisor

Our investment activities are managed by the Advisor, a wholly-owned indirect subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock”) and a limited liability company registered as an investment advisor under the Investment Advisers Act of 1940. BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. At December 31, 2024, BlackRock's assets under management were $11.6 trillion. BlackRock helps clients meet their goals and overcome challenges with a range of products that include separate accounts, mutual funds, iShares® (exchange-traded funds), and other pooled investment vehicles. BlackRock also offers risk management, advisory and enterprise investment system services to a broad base of institutional investors through BlackRock Solutions®. Headquartered in New York City, as of December 31, 2024, the firm had approximately 21,100 employees in more than 30 countries who serve clients in over 100 countries across the globe, providing a broad range of investment management and technology services to institutional and retail clients worldwide.

The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested approximately $52.6 billion in 958 companies since the Advisor’s inception in 1999, through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

We also benefit from the existing infrastructure and administrative capabilities of an established investment manager. The Administrator, an affiliate of the Advisor, provides us with office space, equipment and office services. The tasks of our Administrator include overseeing our financial records, preparing reports to our shareholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Since the beginning of 2011, the Advisor executed across its funds approximately $40.4 billion in direct origination leveraged loans primarily to middle-market companies, of which approximately $6.5 billion was for our account. There can be no assurance that similar deal flow or terms will be available in the future for loans in which we may invest.

Operating and Regulatory Tax Structure

The Company elected to be treated for U.S. federal income tax purposes as a RIC under the Code. As a RIC, the Company generally does not have to pay corporate-level federal income taxes on any net ordinary income or capital gain that we distribute to our shareholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements. The Company has elected to be regulated as a BDC under the 1940 Act. As a BDC we are required to invest at least 70% of our total assets primarily in securities of private and certain public U.S. companies (other than investment companies and certain financial institutions), cash, cash equivalents, U.S. Government securities, and other high-quality debt investments that mature in one year or less and to comply with other regulatory requirements, including limitations on our use of debt.

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies, building on the Advisor’s established track record of origination and participation in the original syndication of approximately $44.1 billion of leveraged loans to 733 companies since 1999, of which we invested over $7.1 billion in 413 companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $10 million to $50 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2024, our consolidated investment portfolio of $1,794.8 million (at fair value) consisted of 154 portfolio companies and was invested 91.5% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.9% in senior secured loans, 3.3% in senior secured notes, 0.3% in unsecured debt and 8.5% in equity investments. Our average portfolio company investment at fair value was approximately $11.7 million. Our largest portfolio company investment based on fair value was approximately 6.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.3% of our portfolio at December 31, 2024.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2024.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $26.0 billion in committed capital as of December 31, 2024 (approximately 9.3% of which consists of the Company’s committed capital) and which has invested on behalf of institutions since 1999, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of four voting members. In total, the Investment Committee consists of approximately 47 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Philip Tseng, Jason Mehring, Rob DiPaolo and Dan Worrell. Approval by a simple majority vote of the voting members of the Investment Committee for each respective fund is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933 (the “Securities Act”), or the Securities Exchange Act of 1934. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our shareholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without shareholder approval.

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

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $24.0 million and have average annual fully taxed net income not exceeding $8 million for the two most recent fiscal years. In addition, a small business investment company must devote 25% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. We plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

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

As a RIC, in any taxable year with respect to which we timely distribute at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), we (but not our shareholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-term capital gain in excess of short-term capital loss) that we distribute to our shareholders. We intend to distribute annually all or substantially all of such income on a timely basis. To the extent that we retain our net capital gain for investment or any investment company taxable income, we will be subject to U.S. federal income tax at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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

If, in any particular taxable year, we do not satisfy the Annual Distribution Requirement or otherwise were to fail to qualify as a RIC (for example, because we fail the 90% annual gross income requirement described above), and relief is not available as discussed above, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to shareholders, and distributions generally will be taxable to the shareholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

As a RIC, we are permitted to carry forward a net capital loss realized in a taxable year beginning on or after December 23, 2010 to offset capital gain indefinitely. For net capital losses realized in taxable years beginning on or after December 23, 2010, the excess of our net short-term capital loss over our net long-term capital gain is treated as a short-term capital loss arising on the first day of our next taxable year and the excess of our net long-term capital loss over our net short-term capital gain is treated as a long-term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund-level U.S. federal income tax, regardless of whether they are distributed to shareholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2024, debt investments in twelve portfolio companies were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Compliance Policies and Procedures

We and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for their administration. Ariel Hazzard currently serves as our chief compliance officer.

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

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our shareholders. The Advisor reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Privacy Principles

We are committed to maintaining the privacy of our shareholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our shareholders, although certain non-public personal information of our shareholders may become available to us. We do not disclose any non-public personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our shareholders to employees of the Advisor and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our shareholders.

Investment Management Agreement

The Company has entered into an investment management agreement with the Advisor, under which the Advisor, subject to the overall supervision of our Board of Directors, manages the day-to-day operations and provides investment advisory services to the Company. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. Prior to August 1, 2018, SVCP was regulated as a BDC and was also party to an investment management agreement with the Advisor. On January 29, 2018, SVCP amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert its then existing incentive compensation structure from a profit allocation and distribution to its general partner into a fee payable to the Advisor pursuant to such investment management agreement. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company. Accordingly, prior to January 1, 2018, incentive compensation was allocated to SVCP’s general partner as a distribution. Our Board of Directors held in-person meetings on October 30, 2024, in order to consider and reapprove our investment management agreement.

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

Management Fee. The base management fee is calculated at an annual rate of 1.25% on total assets (excluding cash and cash equivalents) equal to or below 200% of the net asset value of the Company, and 1.00% thereafter, payable quarterly in arrears. Prior to the Merger, the Advisor's base management fee rate for managing the Company was calculated at an annual rate of 1.50% on total assets (excluding cash and cash equivalents) up to an amount equal to or below 200% of the net asset value of the Company, and 1.00% thereafter. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets and net asset value (in each case, excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fee for any partial quarter is appropriately prorated.

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
•
the costs of any reports, proxy statements or other notices to our shareholders, including printing costs;
•
costs of holding shareholder meetings;
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

Limitation of liability and indemnification

The investment management agreement provides that the Advisor and its officers, directors, employees and affiliates are not liable to us or any of our shareholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our shareholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreement also provides for indemnification by us of the Advisor’s members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Board and shareholder approval of the investment management agreement

Our Board of Directors held in-person meetings on October 30, 2024, in order to consider and reapprove our investment management agreement. In its consideration of the investment management agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the discussions, the Board of Directors, including a majority of the non-interested directors, concluded that the investment management fee rates are reasonable in relation to the services to be provided.

Duration and termination

The investment management agreement will remain in effect for a period of two years from the date of shareholder approval and thereafter will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our Board of Directors or by vote of our shareholders. See “Risk Factors — Risks related to our business — We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Administration Agreement

We have entered into an administration agreement with the Administrator, which we refer to as the administration agreement, under which the Administrator provides administrative services to us. The Administrator provides services including, but not limited to, the arrangement for the services of, and the overseeing of, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the board of its performance of obligations under the administration agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs that we determine to be desirable. The Administrator is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required by any agreement or to be filed with the Securities and Exchange Commission or any other regulatory authority, including reports on Forms 8-K, 10-Q, 10-K and periodic reports to shareholders, determining the amounts available for distribution as dividends and distributions to be paid by us to our shareholders, reviewing and implementing any share purchase programs authorized by the board, maintaining or overseeing the maintenance of our books and records as required under the 1940 Act, and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for our proper operation. For providing these services, facilities and personnel, we reimburse the Administrator for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of overhead under the administration agreement and the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. From time to time, the Administrator may pay amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Administrator for such amounts paid on our behalf.

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

On August 23, 2019, the Company issued $150.0 million of unsecured notes. On November 26, 2019, the Company issued an additional $50.0 million of unsecured notes as a follow-on issuance of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes were general unsecured obligations of the Company and ranked structurally junior to the Operating Facility, Funding Facility II and the SBA Debentures, and ranked pari passu with the 2026 Notes. The 2024 Notes were issued at a discount to the principal amount and bore interest at an annual rate of 3.900%, payable semi-annually. On August 23, 2024, the 2024 Notes matured and all principal was repaid.

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

The SBIC is able to issue up to $141.5 million in debt under the SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $87.5 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2024. Debt issued under the SBA Debentures is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2024, we were in full compliance with such covenants.

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

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, an increase in interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

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

The current political climate has intensified concerns about potential trade wars between China and the U.S., as each country has imposed tariffs on the other country’s products, and between the U.S. and other nations, with additional tariffs under the new administration in the U.S. also under discussion. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

Inflationary pressures have been elevated in recent years, and there is a risk of the economy entering a recession.

Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Company to accurately or reliably value its portfolio;
•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our shareholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
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

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our independent directors. We generally seek approval from our shareholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage, due to higher inflation that is still cooling or that may increase again. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

For example, the financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. This and similar developments could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, including business development companies such as us, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Advisor.

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

Changes enacted by the current or future presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been, effectuated through executive order. It is not possible to predict which, if any, actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The effect of any changes to such rules is uncertain, both in terms of the direct effect on the taxation of an investment in the Company’s shares and their indirect effect on the value of the Company’s assets, the Company’s shares or market conditions generally.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. For example, more significant tariffs have been proposed by the new administration in the U.S., although it is not possible to predict the extent or focus of any such tariffs at this time. As a result, there remains uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our debt investments are generally based on floating rates, such as EURIBOR, Secured Overnight Financing Rate ("SOFR"), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital.

If interest rates rise, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. During periods of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

The Company borrows money, both directly and indirectly through its subsidiaries. As a result:

•
our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•
adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of leverage;
•
we, and indirectly our common shareholders, bear the entire cost of issuing and paying interest or dividends on any borrowed funds issued by us or our subsidiaries; and
•
our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness would not be available for such dividends.

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

In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Operating Facility, Funding Facility II and the Merger Sub Facility (collectively, the “Credit Facilities”), thereby materially and adversely affecting our liquidity, financial condition and results of operations.

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

In addition, by limiting the circumstances in which borrowings may occur under the Credit Facilities, the credit agreements related to such facilities (the “Credit Agreements”) in effect provide for various asset coverage, credit quality and diversification limitations on our investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase losses or result in adverse tax consequences.

As of February 27, 2025, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

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

The Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II, the Merger Sub Facility matures on September 6, 2028, and the Operating Facility matures on August 1, 2029, subject to extension by the lenders at the request of SVCP. Any inability to renew, extend or replace the Funding Facility II, the Merger Sub Facility and/or the Operating Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

Funding Facility II matures on August 4, 2027, subject to extension by the lender at the request of TCPC Funding II. Borrowings under the Funding Facility II generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%, subject to certain funding requirements, plus an administrative fee of 0.15% per annum. The Merger Sub Facility matures on September 6, 2028. Borrowings under the Merger Sub Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.10%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments, subject to certain limitations. The Operating Facility matures on August 1, 2029, subject to extension by the lenders at the request of SVCP. Borrowings under the Operating Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.10% for one month contracts and 0.15% for three month contracts, respectively, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments, subject to certain limitations.

We do not currently know whether we will renew, extend or replace the Credit Facilities upon their maturities or whether we will be able to do so on terms that are as favorable as the Credit Facilities. In addition, we will be required to liquidate assets to repay amounts due under the Credit Facilities if we do not renew, extend or replace the Credit Facilities prior to their respective maturities.

Upon the termination of the Credit Facilities, there can be no assurance that we will be able to enter into a replacement facility on terms that are as favorable to us, if at all. Our ability to replace the Credit Facilities may be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace the Credit Facilities at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our shareholders and our ability to qualify as a RIC.

The creditors under the Credit Facilities have a first claim on all of the Company’s assets included in the collateral for the respective facilities.

Lenders have fixed dollar claims on our assets that are superior to the claims of our common shareholders. Substantially all of our current assets have been pledged as collateral under the Credit Facilities. If an event of default occurs under any of the Credit Facilities, the respective lenders would be permitted to accelerate amounts due under the respective facilities and liquidate our assets to pay off amounts owed under the respective facilities and limitations would be imposed on us with respect to the purchase or sale of investments. Such limitations may cause us to be unable to make or retain certain potentially attractive investments or to be forced to sell investments at an inappropriate time and consequently impair our profitability or increase our losses or result in adverse tax consequences.

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

If a default has occurred under the Operating Facility, the lenders under the Operating Facility may veto changes in investment policies. The Operating Facility and the Merger Sub Facility also has certain limitations on unusual types of investments such as commodities, real estate and speculative derivatives, which are not part of the Company’s investment strategy or policies in any event.

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

On April 22, 2014, the SBIC received an SBIC license from the SBA. The SBIC license allows the SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC’s assets over our shareholders in the event we liquidate the SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC upon an event of default.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $24 million and an average annual net income after Federal income taxes not exceeding $8.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the SBIC to forego attractive investment opportunities that are not permitted under SBA regulations.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2024, the SBIC had $131.5 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. The SBIC will need to generate sufficient cash flow to make required interest payments on the debentures. If the SBIC is unable to meet their financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the SBIC’s assets over our shareholders in the event we liquidate the SBIC or the SBA exercises its remedies under such debentures as the result of a default by us.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. As of December 31, 2024, the Company is not aware of any contingent liabilities.

Incurring additional indebtedness could increase the risk in investing in shares of our common stock.

As a BDC regulated under the 1940 Act, we are generally required to maintain a certain asset coverage for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock).

Following receipt of the necessary shareholder and Board approvals, effective February 9, 2019, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the "SBCAA") (i.e., from a 1:1 debt to equity ratio to a 2:1 debt to equity ratio). Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in shares of our common stock may increase.

If our asset coverage falls below the required limit, we will not be able to incur additional debt until we are able to comply with the asset coverage applicable to us. This could have a material adverse effect on our operations, and we may not be able to make distributions to shareholders. The actual amount of leverage that we employ will depend on our and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

We have indebtedness outstanding pursuant to the Leverage Program and expect, in the future, to borrow additional amounts under the Credit Facilities and may increase the size of the Credit Facilities or enter into other borrowing arrangements.

In the case of a liquidation event, those lenders would receive proceeds before our shareholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common stock. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2024, which represented borrowings equal to 58.6% of our total assets. On such date, we also had $1,923.0 million in total assets; $1,794.8 million in total investments; an average cost of funds of 5.19% based on contractual terms at December 31, 2024; $1,126.3 million aggregate principal amount of debt outstanding; and $785.1 million of total net assets. In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2024 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 5.19% by the $1,126.3 million of debt) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets at December 31, 2024 to determine the “Corresponding Return to Common Shareholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Shareholders	(30)%	(19)%	(7)%	4%	15%

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
•
we, and indirectly our shareholders, bear the cost of issuing and paying interest or making distributions on such securities;
•
any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock; and
•
our ability to make distributions on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness or preferred stock may not be available for such distributions.

A portion of our distributions to shareholders may include a return of shareholder capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. A portion of such distributions may include a return of shareholder capital. Distributions in excess of our current and accumulated earnings and profits are considered non-taxable distributions and serve to reduce the basis of our shares in the hands of the shareholders rather than being currently taxable, and as a result of the reduction of the basis of our shares, shareholders may incur additional capital gains taxes or may have lower capital losses.

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
•
For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.
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

To address actual and potential conflicts associated with allocation of investments, BlackRock has developed an investment allocation policy (the “Investment Allocation Policy”) and related guidelines. In addition, certain BlackRock Entities and business units have supplemental allocation policies for making allocation decisions among Client Accounts managed by such BlackRock Entities (together with the Investment Allocation Policy and related guidelines, the “Allocation Policy”). The Allocation Policy is intended to ensure that investment opportunities are allocated on a fair and equitable basis among Client Accounts over time, taking into account various factors including the Client Account’s investment objective, guidelines and restrictions and other portfolio construction considerations; available capital and liquidity needs; tax, regulatory and contractual considerations; risk or investment concentration parameters; supply or demand for a security at a given price level; size of available investment; unfunded capital commitments or cash availability and liquidity requirements; leverage limitations; regulatory restrictions; contractual restrictions (including with other clients); minimum investment size; relative size; and such other factors as may be relevant to a particular transaction or Client Account. The BlackRock Entities reserve the right to allocate investment opportunities appropriate for the investment objectives of the Company and other Client Accounts in any other manner deemed fair and equitable by the BlackRock Entities consistent with the Allocation Policy, the Order and applicable law. The application of the Allocation Policy, the Order and the foregoing considerations may result in a particular Client Account, including the Company, not receiving an allocation of an investment opportunity that has been allocated to other Client Accounts following the same or similar strategy, or receiving a smaller allocation than other Client Accounts or an allocation on an other than pro rata basis. Furthermore, as the investment programs of the Company and the other applicable Client Accounts change and develop over time, additional issues and considerations may affect the Allocation Policy and the expectations of the BlackRock Entities with respect to the allocation of investment opportunities to the Company and other Client Accounts. BlackRock and the Advisor reserve the right to change the Allocation Policy and guidelines relating thereto from time to time without the consent of or notice to shareholders, subject to the disclosure requirements of applicable law.

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

Under certain circumstances and subject to the Order and applicable law, the Company may invest directly or indirectly in a transaction in which one or more other Client Accounts are expected, or seek, to participate or already have made, or concurrently will make or seek to make, an investment. The Company and the other Client Accounts may have conflicting interests and objectives in connection with such investments, including with respect to views on the operations or activities of the project or company involved, the targeted returns from the investment and the timeframe for, and method of, exiting the investment. For example, the Advisor’s decisions on behalf of other Client Accounts to sell, redeem from or otherwise liquidate a security in which the Company is invested may adversely affect the Company, including by causing such investment to be less liquid or more concentrated, or by causing the Company to no longer participate in a controlling position in the investment or to lose the benefit of certain negotiated terms, including, without limitation, fee discounts. Conflicts will also arise in cases where the Company, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, including circumstances in which one or more Client Accounts may own private securities or obligations of an issuer and other Client Accounts may own public securities of the same issuer. If an issuer in which the Company, directly or indirectly, and one or more other Client Accounts hold different classes of securities (or other assets, instruments or obligations issued by such issuer) encounters financial problems, decisions over the terms of any workout will raise potential conflicts of interests (including, for example, conflicts regarding the terms of recapitalizations and proposed waivers, amendments or enforcement of debt covenants). As a result, one or more Client Accounts may pursue or enforce rights with respect to a particular issuer in which the Company has directly or indirectly invested, and those activities may have an adverse effect on the Company. Because of the different legal rights associated with debt and equity of the same portfolio company, BlackRock expects to face a potential conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Company versus another Client Account (e.g., the terms of debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). For example, if the Company holds debt securities of an issuer and a Client Account directly or indirectly holds equity securities of the same issuer, then, if the issuer experiences financial or operational challenges, the Company may seek a liquidation of the issuer in which it may be paid in full, whereas the Client Account, as a direct or indirect equity holder, might prefer a reorganization that holds the potential to create value for the equity holders. Similarly, if additional capital is necessary as a result of financial or other difficulties, or to finance growth of other opportunities, subject to the Order and applicable law and regulation, a Client Account may not provide such additional capital and the Company may do so, or vice versa. In the event of an insolvency, bankruptcy or similar proceeding of an issuer, the Company may be limited (by applicable law, courts or otherwise) in the positions or actions it may be permitted to take due to other interests held or actions or positions taken by other Client Accounts. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Advisor and the other BlackRock Entities may find that their own interests, the interests of the Company and/or the interests of one or more other Client Accounts could conflict. Any of the foregoing conflicts of interest will be discussed and resolved on a case-by-case basis. The resolution of such conflicts will take into consideration the interests of the relevant parties, the circumstances giving rise to the conflict, the Order to the extent applicable and applicable law. Shareholders should be aware that conflicts will not necessarily be resolved in favor of the Company and that the Company could be adversely affected by the actions taken by BlackRock Entities on behalf of Client Accounts.

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

Moreover, the Advisor’s investment professionals, its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Company or shareholders. In addition, certain of the personnel employed by the Advisor or focused on the Company’s business may change in ways that are detrimental to the Company’s business.

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

Proxy Voting. The Board of Directors has delegated to the Advisor discretion with respect to voting and consent rights of the assets of the Company. Consistent with applicable rules under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Company that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Company. Shareholders may receive a copy of BlackRock’s proxy voting policy, upon request, and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

Investment Terms of Other Client Accounts. The investment terms offered to other Client Accounts or to investors in other Client Accounts with similar investment objectives as the Company may be different than those applicable to our shareholders and may create conflicts. In particular, with respect to investors in other Client Accounts that are managed as dedicated funds or with respect to other Client Accounts investing through separate accounts with similar investment objectives to the Company, information sharing may, to the extent permitted under applicable law and regulation, be more extensive, detailed and timely as compared to information available to our shareholders, and the other Client Accounts’ liquidity may not be subject to the restrictions that apply to our shareholders.

Management of the Company. In connection with the management of the Company, the Board of Directors and/or the Advisor will have the right to make certain determinations on behalf of the Company, in its discretion. Any such determinations may affect shareholders differently and some shareholders may be adversely affected by such determinations by the Board of Directors or Advisor. Shareholders may be situated differently in a number of ways, including being resident of, or organized in, various jurisdictions, being subject to different tax rules or regulatory structures and/or having different internally- or externally-imposed investment policies, restrictions or guidelines. As a result, conflicts of interest may arise in connection with decisions made by the Board of Directors or the Advisor that may be more beneficial for certain shareholders. In making determinations on behalf of the Company, including in structuring and completing investments, the Advisor intends to consider the investment and tax objectives of the Company and the shareholders as a whole, not the investment, tax or other objectives of any shareholder individually.

Subject to applicable law, including the 1940 Act, and the terms of the applicable contracts with the Company, BlackRock Entities may from time to time, and without notice to the Company or shareholders, insource or outsource to third-parties, including parties which are affiliated with BlackRock, certain processes or functions in connection with a variety of services that they provide to the Company in their administrative or other capacities. Such in-sourcing or outsourcing may give rise to potential conflicts of interest.

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

Furthermore, our shareholders’ rights to information regarding the Advisor or the Company generally will be limited to applicable reporting obligations and information requirements under the Exchange Act and applicable state law. It is anticipated that the Advisor and its affiliates will obtain certain types of material information from or relating to the Company’s investments that will not be disclosed to shareholders because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of BlackRock’s control. Such limitations on the disclosure of such information may have adverse consequences for shareholders in a variety of circumstances and may make it difficult for a shareholder to monitor the Advisor and its performance.

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

Temporary Investments in Cash Management Products. Subject to applicable law, the Company may invest, on a temporary basis, in short-term, high-grade assets or other cash management products, including SEC-registered investment funds (open-end or closed-end) or unregistered funds, including any such funds that are sponsored, managed or serviced by advisory BlackRock Entities. In connection with any of these investments, the Company will bear all fees pertaining to the investment, including advisory, administrative or 12b-1 fees, and no portion of any fees otherwise payable by the Company will be offset against fees payable in accordance with any of these investments (i.e., there could be “double fees” involved in making any of these investments which would not arise in connection with a shareholder’s direct investment in such money market or liquidity funds, because a BlackRock Entity could receive fees with respect to both the management of the Company, on one hand, and such cash management products, on the other). In these circumstances, as well as in other circumstances in which any BlackRock Entities receive any fees or other compensation in any form relating to the provision of services, subject to the Company’s Governing Documents, no accounting, repayment to the Company or offset of the Advisory Fee will be required.

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

Transactions with Certain Shareholders. The Company is permitted to enter into transactions with certain shareholders, subject to applicable law. For example, the Advisor may be presented with opportunities to receive financing and/or other services in connection with the Company’s operations and/or the Company’s investments from certain shareholders or their affiliates that are engaged in lending or related business, which subjects the Advisor to conflicts of interest.

The Company’s Use of Investment Consultants and BlackRock’s Relationship with Investment Consultants. Shareholders may work with pension or other institutional investment consultants (collectively, “Investment Consultants”). Investment Consultants provide a wide array of services to pension plans and other institutions, including assisting in the selection and monitoring of investment advisers such as the Advisor. From time to time, Investment Consultants who recommend the Advisor to, and provide oversight of the Advisor for, shareholders may also provide services to or purchase services from the BlackRock Entities. For example, the BlackRock Entities purchase certain index and performance-related databases and human resources-related information from Investment Consultants and their affiliates. The BlackRock Entities also utilize brokerage execution services of Investment Consultants or their affiliates, and BlackRock Entities personnel may attend conferences sponsored by Investment Consultants. Conversely, from time to time, the BlackRock Entities may be hired by Investment Consultants and their affiliates to provide investment management and/or risk management services, creating possible conflicts of interest.

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

Legal Representation. The Company, as well as the Advisor and/or other BlackRock Entities, have engaged several counsel to represent them. In connection with such representation, counsel has relied upon certain information furnished to them by the Advisor and the BlackRock Entities, and has not investigated or verified the accuracy or completeness of such information. Such counsel’s engagement is limited to the specific matters as to which they are consulted and, therefore, there may exist facts or circumstances that could have a bearing on the Company’s or BlackRock’s financial condition or operations with respect to which counsel has not been consulted and for which they expressly disclaim any responsibility. Counsel has not represented and will not be representing shareholders. No independent counsel has been retained (or is expected to be retained) to represent shareholders. No attorney-client relationship exists between any counsel and any shareholder solely by such shareholder making an investment in the Company. As a result, shareholders are urged to retain their own counsel.

Resolution of Conflicts. Any conflicts of interest that arise between the Company or particular shareholders, on the one hand, and other Client Accounts or BlackRock Entities or affiliates thereof, on the other hand, will be discussed and resolved on a case-by-case basis by business, legal and compliance officers of the Advisor and its affiliates, as applicable. Any such discussions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflicts. Shareholders should be aware that conflicts will not necessarily be resolved in favor of the interests of the Company or any affected shareholder. There can be no assurance that any actual or potential conflicts of interest will not result in the Company receiving less favorable investment or other terms with respect to investments, transactions or services than if such conflicts of interest did not exist.

Potential Impact on the Company. It is difficult to predict the circumstances under which one or more of the foregoing conflicts could become material, but it is possible that such relationships could require the Company to refrain from making all or a portion of any investment or a disposition in order for BlackRock to comply with its fiduciary duties, the 1940 Act, the Advisers Act or other applicable law. The Advisor may, under certain circumstances, seek to have conflicts or transactions involving conflicts approved in accordance with the governing agreements of the Company. Copies of Part 2A of the Advisor’s Form ADV, which includes additional detail regarding conflicts of interest that are relevant to BlackRock’s investment management business, are available at www.sec.gov and will be provided to current and prospective shareholders upon request.

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

The incentive compensation payable by us to the Advisor may create an incentive for the Advisor to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation is determined may encourage the Advisor to increase the use of leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Advisor with respect to our cumulative investment income. Although the incentive compensation is subject to a total return hurdle, the Advisor may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in our best interests to not yet realize gains. Our directors monitor our use of leverage and the Advisor’s management of our investment program in the best interests of our common shareholders.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive compensation to the Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common shareholders will bear his or her share of our management and incentive compensation as well as indirectly bear the management and performance fees and other expenses of any investment companies in which we invest.

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

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company’s affairs. In addition, in connection with the acquisition of the Advisor by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. The loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Company if the Advisor were unable to replace such persons in a timely manner.

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

Preferred stock, which is another form of leverage, has the same risks to our common shareholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders and preferred shareholders are not subject to any of our expenses or losses, and are not entitled to participate in any income or appreciation in excess of their stated preference.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common shareholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

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

Because we intend to distribute substantially all of our income to our shareholders to maintain our status as a RIC, under the Code we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our shareholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a result, we intend to distribute to our shareholders substantially all of our annual taxable income, except that we may retain certain net capital gains for reinvestment in common interests of SVCP, and treat such amounts as deemed distributions to our shareholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our shareholders and our shareholders will receive a tax credit for such amounts and an increase in basis. A shareholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally will not be permitted to issue equity securities priced below net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value or common stock price could decline.

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

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effect of which may be adverse.

Our Board of Directors has the authority to modify or waive certain of our investment objective, operating policies and strategies without prior notice and without shareholder approval (except as required by the 1940 Act). However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our common stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions to our shareholders.

BlackRock Acquisition of HPS.

On December 3, 2024, BlackRock entered into an agreement with HPS LLC for BlackRock to acquire 100% of the business and assets of HPS LLC (the “BlackRock/HPS Transaction”). The BlackRock/HPS Transaction remains subject to a number of conditions, including the receipt of certain HPS LLC investor consents, regulatory approvals and satisfaction of other customary closing conditions. There can be no assurances that the BlackRock/HPS Transaction will take place. However, the operation of BlackRock and the Advisor may nonetheless be adversely affected as a result of efforts expended pursuing the completion of the BlackRock/HPS Transaction.

If the BlackRock/HPS Transaction occurs, HPS LLC will be owned by BlackRock. There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisor will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisor will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisor may not continue with the Advisor after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisor may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisor for an undetermined period. There can be no assurances that BlackRock or the Advisor will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisor. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisor. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisor, including for the foregoing reasons, our operations and investment results may be adversely affected.

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

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our shareholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Payment-in-kind Interest Risk. Our loans may contain a payment-in-kind, or PIK, interest provision. PIK investments carry additional risk as holders of these types of securities receive no cash until the cash payment date unless a portion of such securities is sold. If the issuer defaults the Company may obtain no return on its investment. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to shareholders in cash distributions or, in the event that we determine to do so and in certain cases, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, we may have to distribute a taxable stock dividend to account for PIK interest even though we have not yet collected the cash.

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

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. Rule 18f-4 under the 1940 Act requires the Company to implement and comply with limits on the amount of derivatives the Company can enter into and treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require the Company, if the Company’s use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager.

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

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Our portfolio companies may incur debt that ranks equally in right of payment with, or senior to, our investments in such companies.

The portfolio companies we invest in usually have, or may be permitted to incur, other debt that ranks equally in right of payment with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally in right of payment with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally in right of payment with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

•
Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure, preferred shareholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common shareholders. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common shareholders or otherwise be in the best interests of our common shareholders.
•
Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value, or issue securities convertible into common stock, without first obtaining the required approvals from our shareholders and our independent directors. If our common stock trades at a discount to net asset value, those restrictions could adversely affect our ability to raise equity capital. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our shareholders. If we raise additional capital by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common shareholders at that time would decrease, and our common shareholders may experience dilution.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2024, approximately $324.0 million, or approximately 16.9%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.

Although we are currently qualified as a RIC, no assurance can be given that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to its shareholders, we generally must meet the annual distribution, source-of-income and asset diversification requirements described below.

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our shareholders. Since we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of our Credit Facility, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

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

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. Additionally, a portion of such distributions may include a return of shareholder capital. Distributions in excess of our current and accumulated earnings and profits are considered nontaxable distributions and serve to reduce the basis of our shares in the hands of the common shareholders rather than being currently taxable. As a result of the reduction of the basis of our shares, common shareholders may incur additional capital gains taxes or may have lower capital losses.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

Cybersecurity failures or breaches by the Advisor, any sub-adviser(s) and other third-party service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, such plans and systems could prove to be inadequate, and, if compromised, could become inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our third-party service providers and issuers in which we invest. We and our shareholders could be negatively impacted as a result.

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
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our shareholders.

Risks related to our common stock and other securities

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including BDCs, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our shareholders and our independent directors. We generally seek approval from our shareholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval.

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
•
loss of a major funding source.

Shareholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

We generally seek approval from our shareholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value, but in some years we may not obtain such approval. We received authority from our shareholders at our 2013 annual meeting to issue warrants, options or other rights to subscribe for, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures. This authorization has no expiration date.

In addition, we may also issue shares of common stock in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service, and we may also issue subscription rights exercisable for shares of common stock at a price below net asset value per share in accordance with the requirements of the 1940 Act. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a shareholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Such effects may be material, and we undertake to describe material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If we were to sell our common stock at prices below net asset value for a sustained period of time, such sales may result in an increased risk of our common stock trading at a discount to its net asset value.

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

We may distribute taxable dividends that are payable to our shareholders in part through the issuance of shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, U.S. taxable shareholders receiving such dividends generally will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. In addition, to the extent our stock is trading below our net asset value per share, our net asset value per share will be diluted.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common shareholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

Holders of any preferred stock we might issue would have the right to elect members of our Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred shareholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be affected in time to meet the tax requirements.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our amended certificate of incorporation and our amended and restated bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. Our certificate of incorporation and bylaws also provide that special meetings of the shareholders may only be called by our Board of Directors, Chairman, Chief Executive Officer or Secretary. These provisions, as well as other provisions of our amended certificate of incorporation and our amended and restated bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering we may conduct. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, shareholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our shareholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

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

As of December 31, 2024, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Item 3. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. The Company, the affiliated funds and the Advisor intend to vigorously defend against these claims and filed a motion to dismiss the lawsuit on November 6, 2023, which was argued in court on March 6, 2024. On November 8, 2024, the court issued a decision, granting in part and denying in part the motion to dismiss. As a result, on December 6, 2024, the plaintiffs filed an amended complaint containing substantially similar allegations but without the claims dismissed by the court. On January 23, 2025, the Company, the Advisor and the funds managed by it, along with other defendants, filed a motion to dismiss one of the counts in the amended complaint, which remains pending. At this time, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2024 and 2023. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$0.44
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59

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

As of February 26, 2025, we had approximately 56,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 164 shareholders of record. On February 26, 2025, the last reported sales price of our common stock was $9.34 per share.

The table below sets forth each class of our outstanding securities as of February 27, 2025.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	-	85,077,297

Distributions

Our quarterly dividends and distributions to common shareholders are recorded on the ex-dividend date and are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. Changes in investment results or focus, expense levels and other factors may have an effect on the amount of distributions we pay in the future. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	0.34	29,100,986	722,140
November 6, 2024	December 17, 2024	December 31, 2024	Regular	0.34	28,929,237	637,485
November 6, 2024	December 17, 2024	December 31, 2024	Special	0.10	8,508,599	187,495
				$1.46	$115,280,678	$2,318,771

(1)
Dividends reinvested through purchase of shares in the open market.

In addition, the Company paid $7,257,191 of dividends payable assumed in the Merger that were declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024. Such amount was paid from BCIC cash and cash equivalents acquired by the Company in the Merger.

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524	$—
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726	—
November 2, 2023	December 15, 2023	December 29, 2023	Regular	0.34	19,640,870	—
November 2, 2023	December 15, 2023	December 29, 2023	Special	0.25	14,441,816	—
				$1.69	$97,626,676	$—

(1)
No dividend reinvestment plan was effective for the year ended December 31, 2023.

Tax characteristics of all dividends are reported to shareholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

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

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKROCK TCP CAPITAL CORP., S&P 500 TOTAL RETURN INDEX, S&P LSTA LEVERAGED LOAN INDEX AND S&P BUSINESS DEVELOPMENT COMPANY INDEX

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

Shareholder Transaction Expenses
Sales Load (as a percentage of offering price)	—	(1)
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—	(3)
Total Shareholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock) (4)
Base Management Fees	2.70%	(5)
Incentive Compensation Payable Under the Investment Management Agreement	2.81%	(6)
Interest Payments on Borrowed Funds	6.80%	(7)
Other Expenses	1.13%	(8)
Total Annual Expenses	13.44%

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
(4)
The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $992.7 million for the year ended December 31, 2024.
(5)
The base management fee is calculated at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) up to an amount equal to 200% of the net asset value of the Company and 1.00% thereafter, payable quarterly in arrears, as provided in the Amended and Restated Investment Advisory Agreement (as defined below) which was executed in connection with the Merger. The percentage shown in the table, which assumes all capital and leverage is invested at the maximum level, is calculated by determining the ratio that the aggregate base management fee bears to our net assets attributable to common stock and not total assets. We make this conversion because all of our interest is indirectly borne by our common shareholders. If we borrow money or issue preferred stock and invest the proceeds other than in cash and cash equivalents, our base management fees will increase. The base management fee for any partial quarter is appropriately prorated.
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

(7)
“Interest Payments on Borrowed Funds” represents interest and fees estimated to be accrued on the Credit Facilities and amortization of debt issuance costs, and assumes the Credit Facilities are fully drawn (subject to asset coverage limitations under the 1940 Act) and that the interest rate on the debt issued is the rate in effect as of December 31, 2024 (i) under the Operating Facility, which was 6.58%, (ii) under the Funding Facility II which was 6.60% and (iii) under the Merger Sub Facility which was 6.63%. “Interest Payments on Borrowed Funds” additionally represents interest and fees estimated to be accrued on our $92.0 million in aggregate principal amount of notes due 2025, which bear interest at an annual rate of 6.85% on the fixed tranche and 7.71% on the floating tranche, payable semi-annually and quarterly, respectively, $325.4 million in aggregate principal amount of notes due 2026, which bear interest at an annual rate of 2.85%, payable semi-annually, our $321.7 million in aggregate principal amount of notes due 2029, which bear interest at an annual rate of 6.95%, payable semi-annually and our $141.5 million of committed leverage from the SBA, which SBA debentures, once drawn, bear an interim interest rate of LIBOR plus 30 basis points, are non-recourse and may be prepaid at any time without penalty, and assumes that the committed leverage from the SBA is fully drawn. When we borrow money or issue preferred stock, all of our interest and preferred stock dividend payments are indirectly borne by our common shareholders.
(8)
“Other Expenses” includes our estimated overhead expenses, including expenses of our Advisor reimbursable under the investment management agreement and of the Administrator reimbursable under the administration agreement except for certain administration overhead costs which are not currently contemplated to be charged to us. Such expense estimate, other than the Administrator expenses, is based on actual other expenses for the year ended December 31, 2024.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses (including shareholder transaction expenses and annual expenses) that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(1)	$127	$311	$476	$812
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(2)	$127	$311	$476	$812

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

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. There is no incentive compensation either on income or on capital gains under our investment management agreement assuming a 5% annual return and therefore it is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive compensation of a material amount, our distributions to our common shareholders and our expenses would likely be higher. In addition, the example assumes reinvestment of all dividends and distributions at net asset value.

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC ("TCPC Funding II") TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the 1934 Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC ("BCIA"), an indirect wholly owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. All of the subsidiaries of the Company are treated as disregarded entities.

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally issued by BlackRock Capital Investment Corporation, a Delaware corporation ("BCIC"), and assumed by Merger Sub ("Merger Sub Facility"), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the "2025 Notes"), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and $141.5 million in committed leverage from the SBA (the “SBA Program” and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2025 Notes, the 2026 Notes and the 2029 Notes, the “Leverage Program”). Prior to being repaid on March 1, 2022, debt included $140.0 million in Convertible unsecured notes due March 2022 issued by the Company (the "2022 Convertible Notes"). Prior to being repaid on August 23, 2024, debt included $250.0 million in unsecured notes due August 2024 issued by the Company (the "2024 Notes").

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

On September 6, 2023, the Company entered into an agreement and plan of merger with BCIC, Merger Sub, and, solely for the limited purposes set forth therein, BCIA and the Advisor (such agreement, as amended, the "Merger Agreement"). On March 18, 2024, BCIC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP and an indirect wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, BCIC’s separate existence ceased.

In accordance with the terms of the Merger Agreement, at the closing of the Merger, each outstanding share of BCIC’s common stock was converted into the right to receive 0.3834 shares (the “Exchange Ratio”) of common stock, par value $0.001 per share of the Company (with BCIC shareholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued 27,823,870 shares of its common stock to former BCIC shareholders, after adjustment for BCIC’s shareholders receiving cash in lieu of fractional shares.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2024, 83.1% of our total assets were invested in qualifying assets.

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the "Amended and Restated Investment Advisory Agreement"), pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor’s base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The Company also entered into a fee waiver agreement with the Advisor (the "Fee Waiver Agreement"). The Fee Waiver Agreement provided that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter).

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

As of December 31, 2024, 0.0% of our investments were categorized as Level 1, 1.6% were categorized as Level 2, 98.3% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the year ended December 31, 2024, we invested approximately $930.2 million, of which $587.0 million of investments were acquired as a result of the Merger which were comprised of 95.8% in senior secured loans, 3.1% in unsecured or subordinated debt securities and 1.1% in equity investments. The remaining $343.2 million of investments made by the Company during the year ended December 31, 2024, included new investments in 24 new and 20 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $324.5 million, or 94.5% of total acquisitions, were in senior secured loans and $7.6 million, or 2.3% of total acquisitions, were in senior secured notes. The remaining $11.1 million, or 3.2% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $517.1 million in proceeds from sales or repayments of investments during the year ended December 31, 2024.

During the year ended December 31, 2023, we invested approximately $226.1 million, comprised of new investments in 19 new and 9 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $219.6 million, or 97.1% of total acquisitions, were in senior secured loans, $2.2 million, or 1.0% of total acquisitions, were in senior secured notes. The remaining $4.3 million, or 1.9% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $218.7 million in proceeds from sales or repayments of investments during the year ended December 31, 2023.

At December 31, 2024, our consolidated investment portfolio of $1,794.8 million (at fair value) consisted of 154 portfolio companies and was invested 91.5% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.9% in senior secured loans, 3.3% in senior secured notes, 0.3% in unsecured debt and 8.5% in equity investments. Our average portfolio company investment at fair value was approximately $11.7 million. Our largest portfolio company investment based on fair value was approximately 6.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 18.3% of our portfolio at December 31, 2024.

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

The industry composition of our portfolio at fair value at December 31, 2024 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.6%
Software	13.8%
Diversified Financial Services	11.2%
Diversified Consumer Services	6.8%
Professional Services	5.9%
Health Care Technology	4.0%
Healthcare Providers and Services	3.2%
Road and Rail	3.0%
Media	2.8%
Textiles, Apparel and Luxury Goods	2.7%
IT Services	2.7%
Automobiles	2.7%
Capital Markets	2.6%
Construction and Engineering	2.5%
Paper and Forest Products	2.3%
Insurance	2.2%
Specialty Retail	2.0%
Technology Hardware, Storage and Peripherals	2.0%
Consumer Finance	1.6%
Real Estate Management and Development	1.2%
Containers and Packaging	1.1%
Machinery	1.1%
Other	8.0%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 12.4% at December 31, 2024 and 14.1% at December 31, 2023, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 11.1% at December 31, 2024 and 13.3% at December 31, 2023. At December 31, 2024, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.5% at December 31, 2024. Debt and preferred equity investments in twelve portfolio companies were on non-accrual status as of December 31, 2024, representing 5.6% of the portfolio at fair value and 14.4% at cost. At December 31, 2023, 95.6% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 4.4% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.0% at December 31, 2023. Debt and preferred equity investments in four portfolio companies were on non-accrual status as of December 31, 2023, representing 2.0% of the portfolio at fair value and 3.7% at cost.

Results of operations

Investment income

Investment income totaled $259.4 million, $209.3 million and $181.0 million, respectively, for the years ended December 31, 2024, 2023 and 2022, of which $251.4 million, $205.1 million and $172.8 million were attributable to interest and fees on our debt investments, $7.9 million, $3.8 million and $7.2 million to dividend income and $0.1 million, $0.4 million and $1.0 million to other income, respectively. Included in interest and fees on our debt investments were $16.5 million, $1.8 million and $8.3 million of non-recurring income related to prepayments and $1.1 million, $0.9 million and $0.5 million in amendment fees for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects an increase in interest income due to additional investment income earned on investments acquired as a result of the Merger and higher SOFR rates during the year ended December 31, 2024. The increase in investment income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily reflects an increase in interest income due to the rise in LIBOR/SOFR rates, partially offset by the lower dividend income and other income received during the year ended December 31, 2023.

Expenses

Total operating expenses for the years ended December 31, 2024, 2023 and 2022 were $127.2 million, $102.5 million and $92.6 million, respectively, comprised of $72.2 million, $47.8 million and $39.4 million in interest expense and related fees, $24.5 million, $24.0 million and $26.3 million in base management fees, $19.2 million, $22.6 million and $18.8 million in incentive fee expense, $3.2 million, $2.2 million and $1.8 million in professional fees, $2.4 million, $1.5 million and $1.8 million in administrative expenses and $5.7 million, $4.4 million and $4.5 million in other expenses, respectively. The increase in operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects an increase in interest expense as a result of the higher debt outstanding assumed as a result of the Merger and the issuance of the 2029 Notes during the year ended December 31, 2024. The increase in operating expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflects an increase in interest expense due to the rise in LIBOR/SOFR rates and an increase in incentive fee expense, partially offset by the lower management fees during the year ended December 31, 2023.

Net investment income

Net investment income was $131.8 million, $106.6 million and $88.4 million, respectively, for the years ended December 31, 2024, 2023 and 2022. The increase in net investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the year ended December 31, 2024. The increase in net investment income for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the year ended December 31, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2024, 2023 and 2022 was $(67.1) million, $(31.6) million and $(18.2) million, respectively. Net realized losses for the year ended December 31, 2024 were comprised primarily of $24.1 million, $22.8 million, $12.6 million and $7.4 million in losses from the restructuring of our investments in Pluralsight, Thras.io, Hylan and McAfee, respectively. Net realized losses for the year ended December 31, 2023 were comprised primarily of a $30.7 million loss from reorganization of our investment in Autoalert. Net realized losses for the year ended December 31, 2022 were comprised primarily of a $13.8 million loss from reorganization of our investment in Fishbowl, a $13.3 million loss from the restructuring of our investment in Avanti, partially offset by a $11.2 million gain from the exit of our debt investment in CORE Entertainment.

For the years ended December 31, 2024, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $(127.8) million, $(36.4) million and $(79.4) million, respectively. The change in unrealized depreciation of $(127.8) million is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the year ended December 31, 2024 primarily reflects a $63.7 million unrealized loss on our investment in Razor, a $21.9 million unrealized loss on our investment in Edmentum, an $20.6 million unrealized loss on our investment in Seller-X, a $16.0 million unrealized loss on our investment in Lithium, a $12.0 million unrealized loss on our investment in Astra, and a $11.4 million unrealized loss on our investment in Securus, partially offset by $17.1 million, $10.2 million, $6.3 million, and $5.5 million reversals of previous unrealized losses from the restructuring of our investments in Thras.io, Hylan, Perch and McAfee, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 primarily reflects an $18.2 million unrealized loss on our investment in Edmentum, a $12.3 million unrealized loss on our investment in Thras.io, a $9.3 million unrealized loss on our investment in Hylan, an $8.6 million unrealized loss on our investment in Magenta Buyer, a $6.3 million unrealized loss on our investment in Astra, a $6.0 million unrealized loss on our investment in 36th Street Capital, a $5.5 million unrealized loss on our investment in Khoros, a $4.8 million unrealized loss on our investment in Perch, offset by a $36.2 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2022 primarily reflects $34.3 million in unrealized losses from Autoalert, $14.9 million reversal of previously recognized unrealized gains from the disposition of our investment in CORE Entertainment, $11.1 million of unrealized losses on Edmentum, as well as unrealized losses across the portfolio from widening market spreads, offset by $20.9 million in unrealized gains on our investment in 36th Street Capital, $13.9 million reversal of previously recognized unrealized losses from the restructuring of our investment in Fishbowl and $12.3 million reversal of previously recognized unrealized losses from the restructuring of our investment in Avanti.

Incentive compensation

Incentive fees, included in operating expenses for the years ended December 31, 2024, 2023 and 2022 were $19.2 million, $22.6 million and $18.8 million. The decrease in incentive fee expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the Company not accruing incentive fees in the three months ended December 31, 2024 as a result of the cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2024, an excise tax expense of $0.5 million was recorded, based on the amount of tax-basis ordinary income for the years ended December 31, 2024 and 2023. For the year ended December 31, 2023, an excise tax expense of $0.2 million was recorded, based on the amount of tax-basis ordinary income for the years ended December 31, 2023 and 2022. No excise tax was incurred for the year ended December 31, 2022.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(63.1) million, $38.5 million and $(9.2) million for the years ended December 31, 2024, 2023 and 2022, respectively. The net decrease in net assets resulting from operations during the year ended December 31, 2024 was primarily due to the higher net realized and unrealized losses, partially offset by higher net investment income compared to the year ended December 31, 2023. The higher net increase in net assets resulting from operations during the year ended December 31, 2023 was primarily due to the higher net investment income and the lower realized and unrealized losses compared to the year ended December 31, 2022.

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

	Year ended December 31,
	2024		2023
	Amount	Per Share	Amount	Per Share
Net investment income	$131,757,870	1.65	$106,556,758	1.84
Less: Purchase accounting discount amortization	10,303,754	0.13	—	—
Adjusted net investment income	$121,454,116	1.52	$106,556,758	1.84

Net realized and unrealized gain (loss)	$(194,895,042)	(2.45)	$(68,082,326)	(1.18)
Less: Realized gain (loss) due to the allocation of purchase discount	9,798,978	0.12	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	1,784,116	0.02	—	—
Adjusted net realized and unrealized gain (loss)	$(206,478,136)	(2.59)	$(68,082,326)	(1.18)

Net increase (decrease) in net assets resulting from operations	$(63,137,172)	(0.79)	$38,474,432	0.67
Less: Purchase accounting discount amortization	10,303,754	0.13	—	—
Less: Realized gain (loss) due to the allocation of purchase discount	9,798,978	0.12	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	1,784,116	0.02	—	—
Adjusted net increase (decrease) in assets resulting from operations	$(85,024,020)	(1.06)	$38,474,432	0.67

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the year ended December 31, 2024, approximately $2.3 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2024:

	2024	2023
Shares Repurchased	510,687	—
Price Per Share *	$8.86	—
Total Cost	$4,524,639	—

* Weighted-average price per share

No shares were repurchased by the Company under the Company Repurchase plan for the year ended December 31, 2023.

Total leverage outstanding and available under the combined Leverage Program at December 31, 2024 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$120,670,788	$179,329,212	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	75,000,000	125,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	60,000,000	205,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	131,500,000	10,000,000	141,500,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,398,402	—	325,398,402
2029 Notes ($325 million par)	2029	6.95%		321,745,636	—	321,745,636
Total leverage				1,126,314,826	$519,329,212	$1,645,644,038
Unamortized issuance costs				(7,974,601)
Debt, net of unamortized issuance costs				$1,118,340,225

(1)
Except for the 2026 Notes and 2029 Notes all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2024, $113.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $7.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2024, the Company’s asset coverage ratio was 178.9%.

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

Net cash provided by operating activities during the year ended December 31, 2024 was $293.1 million, consisting primarily of $107.1 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $186.0 million.

Net cash used by financing activities was $313.8 million during the year ended December 31, 2024, consisting primarily of a $250.0 million repayment of the 2024 Notes, $249.7 million in net credit facility repayments, $122.5 million in dividends paid to common shareholders (including $7.3 million of dividends declared by BCIC prior to the Merger and paid to former BCIC shareholders out of cash and cash equivalents acquired), $8.4 million in payments of associated debt issuance costs and a $4.5 million repurchase of shares, offset by $321.4 million in proceeds from the issuance of the 2029 Notes.

At December 31, 2024, we had $91.6 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2024, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the year ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	0.34	29,100,986	722,140
November 6, 2024	December 17, 2024	December 31, 2024	Regular	0.34	28,929,237	637,485
November 6, 2024	December 17, 2024	December 31, 2024	Special	0.10	8,508,599	187,495
				$1.46	$115,280,678	$2,318,771

(2)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524	$—
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726	—
November 2, 2023	December 15, 2023	December 29, 2023	Regular	0.34	19,640,870	—
November 2, 2023	December 15, 2023	December 29, 2023	Special	0.25	14,441,816	—
				$1.69	$97,626,676	$—

(2)
No dividend reinvestment plan was effective for the year ended December 31, 2023.

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

Recent Developments

On February 25, 2025, the Advisor voluntarily agreed to waive one-third of its base management fee with respect to the Company for three calendar quarters beginning on January 1, 2025 and ending on September 30, 2025.

On February 27, 2025, the Company’s Board of Directors declared a first quarter regular dividend of $0.25 per share and a special dividend of $0.04 per share, both payable on March 31, 2025 to shareholders of record as of the close of business on March 17, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2024, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2024 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$40,800,662	$0.48
Up 200 basis points	27,200,441	0.32
Up 100 basis points	13,600,221	0.16
Down 100 basis points	(13,600,221)	(0.16)
Down 200 basis points	(26,966,107)	(0.32)
Down 300 basis points	(39,076,186)	(0.46)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock TCP Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes and consolidating schedules and statements listed in Index Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by Tennenbaum Capital Partners, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $1,765,787,785 as of December 31, 2024.

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

Accounting for the Merger with BlackRock Capital Investment Corporation ("BCIC") – Refer to Note 12 to the Financial Statements

Critical Audit Matter Description

On March 18, 2024, the Company completed its merger with BCIC for the purchase price of $282.83 million of its common stock (the “Merger"). The Company accounted for the Merger as an asset acquisition under accounting principles generally accepted in the United States of America and the fair value of the consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of the transaction.

We identified the accounting for the Merger as a critical audit matter because of judgments necessary for management to apply the merger accounting. This required a high degree of auditor judgement and extensive audit effort, when performing audit procedures to audit management’s application of the merger accounting.

How the Critical Audit Matter Were Addressed in the Audit:

Our audit procedures related to the application of the merger accounting included the following, among others:

•
We tested the effectiveness of management’s controls over the Merger, including those related to the determination and application of appropriate accounting policies for asset acquisition.
•
We evaluated the appropriateness of the merger accounting based on the significant terms of the merger agreement, the determination of net asset value of BCIC on the merger date, and the allocation of the merger considerations to the assets acquired and liabilities assumed, including the Level 3 investments acquired through the Merger.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2025

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock TCP Capital Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2025

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,737,804,418 and $1,389,865,889, respectively)	$1,565,603,753	$1,317,691,543
Non-controlled, affiliated investments (cost of $59,606,472 and $63,188,613, respectively)	49,444,695	65,422,375
Controlled investments (cost of $221,803,172 and $198,335,511, respectively)	179,709,888	171,827,192
Total investments (cost of $2,019,214,062 and $1,651,390,013, respectively)	1,794,758,336	1,554,941,110

Cash and cash equivalents	91,589,702	112,241,946
Interest, dividends and fees receivable	22,784,825	25,650,684
Deferred debt issuance costs	6,235,009	3,671,727
Receivable for investments sold	4,487,697	—
Due from broker	817,969	—
Prepaid expenses and other assets	2,357,825	2,266,886
Total assets	1,923,031,363	1,698,772,353

Liabilities
Debt (net of deferred issuance costs of $7,974,601 and $3,355,221, respectively)	1,118,340,225	985,200,609
Interest and debt related payables	8,306,126	10,407,570
Management fees payable	5,750,971	5,690,105
Reimbursements due to the Advisor	932,224	844,664
Interest Rate Swap, at fair value	731,830	—
Payable for investments purchased	99,494	960,000
Incentive fees payable	—	5,347,711
Accrued expenses and other liabilities	3,746,826	2,720,148
Total liabilities	1,137,907,696	1,011,170,807

Commitments and contingencies (Note 5)

Net assets	$785,123,667	$687,601,546

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,080,447 and 57,767,264 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$85,080	$57,767
Paid-in capital in excess of par	1,731,057,459	967,643,255
Distributable earnings (loss)	(946,018,872)	(280,099,476)
Total net assets	785,123,667	687,601,546
Total liabilities and net assets	$1,923,031,363	$1,698,772,353

Net assets per share	$9.23	$11.90

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$223,638,775	$183,528,944	$157,012,042
Non-controlled, affiliated investments	1,475,521	1,046,044	148,805
Controlled investments	10,469,100	10,061,227	7,710,565
PIK interest income:
Non-controlled, non-affiliated investments	14,084,097	9,422,286	7,899,134
Non-controlled, affiliated investments	89,620	410,074	—
Controlled investments	1,653,364	651,700	—
Dividend income:
Non-controlled, non-affiliated investments	1,549,846	1,133,826	1,017,828
Non-controlled, affiliated investments	3,725,827	2,652,918	2,357,066
Controlled investments	2,606,160	—	3,794,889
Other income:
Non-controlled, non-affiliated investments	145,080	376,214	881,611
Non-controlled, affiliated investments	—	45,650	180,520
Total investment income	259,437,390	209,328,883	181,002,459

Operating expenses
Interest and other debt expenses	72,164,042	47,810,740	39,358,896
Management fees	24,541,027	24,020,766	26,259,584
Incentive fees	19,236,336	22,602,949	18,759,613
Professional fees	3,196,682	2,173,123	1,767,652
Administrative expenses	2,389,479	1,532,284	1,760,905
Director fees	821,219	936,819	1,090,654
Insurance expense	783,631	558,020	638,006
Custody fees	380,582	365,107	339,886
Other operating expenses	3,643,968	2,525,002	2,589,090
Total operating expenses	127,156,966	102,524,810	92,564,286

Net investment income before taxes	132,280,424	106,804,073	88,438,173

Excise tax expense	522,554	247,315	—
Net investment income	131,757,870	106,556,758	88,438,173

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(54,300,808)	(31,648,232)	(29,278,589)
Non-controlled, affiliated investments	(12,810,138)	—	11,172,439
Controlled investments	—	—	(124,801)
Net realized gain (loss)	(67,110,946)	(31,648,232)	(18,230,951)

Net change in unrealized appreciation (depreciation) (1):
Non-controlled, non-affiliated investments	(99,794,086)	(2,036,190)	(72,517,792)
Non-controlled, affiliated investments	(12,395,543)	(28,656,798)	(27,307,855)
Controlled investments	(15,584,976)	(5,741,106)	20,393,093
Interest Rate Swap	(9,491)	—	—
Net change in unrealized appreciation (depreciation)	(127,784,096)	(36,434,094)	(79,432,554)

Net realized and unrealized gain (loss)	(194,895,042)	(68,082,326)	(97,663,505)

Net increase (decrease) in net assets resulting from operations	$(63,137,172)	$38,474,432	$(9,225,332)

Basic and diluted earnings (loss) per share	$(0.79)	$0.67	$(0.16)

Basic and diluted weighted average common shares outstanding	79,670,868	57,767,264	57,767,264

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 for the year ended December 31, 2024 (see Note 12).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2021	57,767,264	$57,767	$966,409,911	$(137,011,042)	$829,456,636

Cumulative effect adjustment for the adoption of ASU 2020-06 (1)	—	—	(3,309,596)	3,196,507	(113,089)
Net investment income	—	—	—	88,438,173	88,438,173
Net realized and unrealized gain (loss)	—	—	—	(97,663,505)	(97,663,505)
Dividends paid to shareholders	—	—	—	(73,364,425)	(73,364,425)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	4,790,255	(4,790,255)	—
Balance at December 31, 2022	57,767,264	$57,767	$967,890,570	$(221,194,547)	$746,753,790

Net investment income	—	—	—	106,556,758	106,556,758
Net realized and unrealized gain (loss)	—	—	—	(68,082,326)	(68,082,326)
Dividends paid to shareholders	—	—	—	(97,626,676)	(97,626,676)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(247,315)	247,315	—
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Repurchase of common stock	(510,687)	(511)	(4,524,128)	—	(4,524,639)
Net investment income	—	—	—	131,757,870	131,757,870
Net realized and unrealized gain (loss)	—	—	—	(194,895,042)	(194,895,042)
Dividends paid to shareholders	—	—	—	(115,280,678)	(115,280,678)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	487,501,546	(487,501,546)	—
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

(1)
See Note 2 and Note 4 for further information related to the adoption of ASU 2020-06.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(63,137,172)	$38,474,432	$(9,225,332)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	67,110,946	31,648,232	18,230,951
Change in net unrealized (appreciation) depreciation of investments	127,718,167	36,256,621	79,727,077
Net amortization of investment discounts and premiums	(21,849,303)	(5,835,136)	(9,558,688)
Amortization of original issue discount on debt	371,015	214,762	199,265
Interest and dividend income paid in kind	(15,827,081)	(10,392,996)	(7,899,134)
Amortization of deferred debt issuance costs	4,678,811	3,037,427	3,011,599
Cash acquired in the Merger	11,670,610	—	—
Merger costs capitalized into purchase price	(2,366,408)	—	—
Changes in assets and liabilities (1):
Purchases of investments (2)	(325,794,590)	(215,700,132)	(330,408,650)
Proceeds from disposition of investments	517,085,063	218,669,941	481,458,510
Decrease (increase) in interest, dividends and fees receivable	11,673,902	(4,746,887)	(842,693)
Decrease (increase) in due from broker	1,274,539	—	—
Decrease (increase) in receivable for investments sold	(3,816,255)	—	6,024,981
Decrease (increase) in prepaid expenses and other assets	208,345	559,118	(159,893)
Increase (decrease) in payable for investments purchased	(1,454,570)	(977,465)	(27,056,925)
Increase (decrease) in incentive fees payable	(6,711,336)	464,136	1,141,132
Increase (decrease) in interest and debt related payables	(3,029,629)	1,146,832	(1,602,945)
Increase (decrease) in Interest Rate Swap, at fair value	(996,337)	—	—
Increase (decrease) in reimbursements due to the Advisor	87,560	(654,069)	556,639
Increase (decrease) in management fees payable	(1,827,798)	(394,097)	(219,974)
Increase (decrease) in accrued expenses and other liabilities	(1,946,403)	682,979	572,604
Net cash provided by (used in) operating activities	293,122,075	92,453,698	203,948,524

Financing activities
Draws on credit facilities	372,843,137	292,695,015	572,601,699
Repayments of credit facility draws	(622,500,000)	(253,416,188)	(503,191,263)
Payments of debt issuance costs	(8,440,948)	(1,410,711)	—
Dividends paid to shareholders (3)	(122,537,869)	(100,515,039)	(70,476,062)
Repurchase of shares	(4,524,639)	—	—
Repayment of convertible notes	—	—	(140,000,000)
Repayment of unsecured notes	(250,000,000)	—	—
Proceeds from issuance of unsecured notes	321,386,000	—	—
Net cash provided by (used in) financing activities	(313,774,319)	(62,646,923)	(141,065,626)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(20,652,244)	29,806,775	62,882,898
Cash and cash equivalents (including restricted cash) at beginning of period	112,241,946	82,435,171	19,552,273
Cash and cash equivalents (including restricted cash) at end of period	$91,589,702	$112,241,946	$82,435,171

Supplemental cash flow information
Interest payments	$68,818,965	$42,591,908	$36,920,429
Excise tax payments	$165,495	$48,604	$—
Distributions payable	$—	$—	$2,888,363

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$586,983,708	$—	$—
Interest, dividends and fees receivable	10,373,421	—	—
Due from broker	2,048,141	—	—
Other assets	3,731,006	—	—
Total non-cash assets acquired	$603,136,276	$—	$—
Liabilities assumed:
Debt	$315,296,749	$—	$—
Dividends payable	7,257,191	—	—
Management fees payable	1,888,664	—	—
Interest Rate Swap, at fair value	1,674,309	—	—
Incentive fees payable	1,363,625	—	—
Other liabilities	4,495,330	—	—
Total liabilities assumed	$331,975,868	$—	$—
Issuance of shares in connection with the Merger	$280,464,610	$—	$—
Merger costs capitalized into purchase price	$2,366,408	$—	$—

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

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	10.02%	12/4/2029	$—	$(129,218)	$(131,250)	-0.01%	K/N
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	10.02%	12/4/2029	$13,125,000	12,995,270	12,993,750	0.69%	N
								12,866,052	12,862,500	0.68%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.34%	2/25/2026	$7,734,970	7,640,976	7,688,560	0.41%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	11.34%	2/25/2026	$896,404	886,220	891,025	0.05%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.99%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.00%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40% PIK	13.99%	3/31/2029	$10,718,897	10,718,897	10,718,897	0.57%	F/N
								38,058,724	38,111,113	2.03%
Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.55%	8/1/2030	$2,000,421	1,961,606	1,976,416	0.10%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.43%	4/30/2027	$9,452,421	9,215,178	8,422,107	0.45%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.59%	2/22/2030	$1,635,417	1,579,667	1,633,372	0.09%	N
								12,756,451	12,031,895	0.64%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	12.17%	2/8/2027	$22,291,007	22,198,712	22,268,716	1.18%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	12.10%	2/8/2027	$17,285,388	17,165,438	17,129,820	0.91%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$5,236,875	4,986,030	5,247,349	0.28%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$—	(13,344)	—	0.00%	K/N
								44,336,836	44,645,885	2.37%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	12/26/2030	$500,000	490,006	490,000	0.03%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.90% Cash + 3.50% PIK	9.99%	11/6/2028	$1,333,891	1,299,716	1,333,891	0.07%	N
Kellermeyer Bergensons Services, LLC	Subordinated Term Loan	SOFR(Q)	1.00%	1.15% Cash + 7.00% PIK	12.74%	11/6/2028	$588,214	373,598	588,214	0.03%	N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$1,693,151	1,625,755	1,671,292	0.09%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$1,174,408	1,131,768	1,159,247	0.06%	N
Modigent, LLC (Pueblo)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$707,766	659,082	678,788	0.04%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2027	$425,793	413,629	419,925	0.02%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.10%	11.91%	8/31/2029	$10,383,054	10,152,539	10,383,054	0.55%	N
								16,146,093	16,724,411	0.89%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$88,455	58,350	—	0.00%	C/H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$265,368	$174,283	$-	0.00%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$1,071,041	650,880	—	0.00%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$315,185	198,154	—	0.00%	C/H/N
								1,081,667	—	0.00%
Construction and Engineering
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	8.60% PIK	12.96%	11/23/2027	$8,894,358	7,953,937	3,193,859	0.17%	C/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	9.10% PIK	13.44%	11/23/2027	$822,292	806,814	822,292	0.04%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.60% PIK	12.96%	11/23/2027	$6,471,731	5,948,389	2,323,466	0.12%	C/N
Homerenew Buyer, Inc. (Renovo)	Sr Secured Revolver	SOFR(M)	1.00%	8.60% PIK	12.94%	11/23/2027	$2,091,019	1,885,901	750,429	0.04%	C/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	11.10% PIK	15.44%	3/13/2025	$1,802,075	1,509,083	1,802,075	0.10%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	9.10% PIK	13.54%	3/13/2025	$367,667	363,290	367,667	0.02%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	11.10% PIK	15.46%	3/13/2025	$1,008,793	889,617	1,008,793	0.05%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(M)	2.00%	6.25%	10.80%	4/5/2029	$11,709,782	11,575,692	11,376,522	0.60%	B/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.51%	2/1/2030	$2,782,103	2,743,656	2,793,231	0.15%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.53%	2/1/2030	$6,796,324	6,593,218	6,823,509	0.36%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$8,665,152	8,538,830	8,621,826	0.46%	N
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$—	(18,610)	(17,333)	0.00%	K/N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$1,855,814	1,809,419	1,857,670	0.10%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$—	—	349	0.00%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$1,539,980	1,485,512	1,524,580	0.08%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$1,281,179	1,280,384	1,268,367	0.07%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$15,411	14,863	13,848	0.00%	N
								53,379,995	44,531,150	2.36%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	13.53%	9/21/2027	$12,376,001	12,000,219	12,066,601	0.64%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.66%	9/21/2027	$4,125,334	4,000,528	4,022,200	0.21%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.83%	3/30/2029	$333,500	323,357	322,806	0.02%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.83%	3/30/2029	$4,276,012	4,125,110	4,193,741	0.22%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.92%	12/14/2027	$8,249,426	8,083,104	8,166,931	0.43%	N
								28,532,318	28,772,279	1.52%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.65%	12.16%	12/14/2029	$17,639,207	16,860,816	15,116,800	0.80%	N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	6.15% Cash + 0.75% PIK	11.18%	2/17/2027	$5,037,221	4,902,190	5,075,000	0.27%	N
								21,763,006	20,191,800	1.07%
Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	9/14/2029	$3,589,924	$3,456,341	$3,528,788	0.19%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.58%	9/15/2027	$—	(2,326)	(4,085)	0.00%	K/N
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$61,293,641	59,486,911	23,230,290	1.23%	C/H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$6,669,599	6,114,187	—	0.00%	C/H/N
Razor Group Holdings II, Inc. (Germany)	First Out Delayed Draw Term Loan	Fixed	0.00%	15.00%	15.00%	9/15/2027	$1,353,054	1,353,054	2,018,756	0.11%	H/N
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.57%	10/28/2026	$807,613	795,100	807,613	0.04%	H/N
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	9.00%	13.49%	11/22/2029	$1,346,023	1,346,022	1,346,022	0.07%	H/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$25,602,703	24,990,837	16,206,511	0.86%	C/H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$29,374,777	28,655,901	18,594,234	0.99%	C/H/N
Thras.io, LLC	First Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.55%	6/18/2029	$5,701,730	5,571,982	5,701,730	0.30%	N
Thras.io, LLC	Second Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.55%	6/18/2029	$16,540,161	13,669,214	14,092,217	0.75%	N
								145,437,223	85,522,076	4.54%

Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed (Q)	—	12.00%	12.00%	11/30/2025	$59,756,438	59,756,438	59,756,438	3.17%	E/F/N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$—	(3,220)	(3,281)	0.00%	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$—	(4,830)	(4,921)	0.00%	K/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$5,905,719	5,876,190	5,876,190	0.31%	N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$2,041,751	2,030,049	2,058,085	0.11%	N
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR (Q)	1.00%	5.25%	10.03%	3/15/2030	$—	(13,470)	18,185	0.00%	K/N
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	11.26%	15.59%	11/3/2025	$22,096,774	21,673,656	22,096,774	1.17%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$7,723,086	7,388,545	7,616,430	0.40%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$2,145,302	2,052,359	2,115,675	0.11%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	15.36%	10/31/2025	$37,183,232	13,114,243	5,016,017	0.27%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.97%	7/5/2026	$22,633,544	22,314,462	22,543,010	1.20%	N
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$—	(1,703)	(1,724)	0.00%	I/K/N
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$5,000,000	4,950,000	4,950,000	0.26%	I/N
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	9.93%	6/28/2025	$796,371	794,161	802,742	0.04%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.93%	11/30/2027	$1,687,182	1,678,746	1,700,679	0.09%	N
								141,605,626	134,540,299	7.13%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	SOFR(Q)	1.00%	1.26% Cash + 8.05% PIK	13.92%	10/31/2025	$29,001,528	24,900,884	1,044,055	0.06%	C/N

Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$—	(65,281)	(53,793)	0.00%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$—	—	(26,897)	0.00%	K/N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$11,206,897	11,040,870	11,072,414	0.59%	N
								10,975,589	10,991,724	0.59%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2025	$2,110,141	2,110,141	—	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	6/30/2025	$6,578,877	6,578,877	60,889	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	6/30/2025	$5,535,517	5,535,517	1,235,527	0.07%	D/F/H/N
								14,224,535	1,296,416	0.07%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$10,795,373	$10,605,638	$10,795,373	0.57%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$—	(7,205)	—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.70%	3/14/2026	$21,199,958	20,865,861	20,839,559	1.10%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.70%	3/14/2026	$—	(5,947)	(16,071)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.27%	5/3/2027	$32,182,664	31,560,852	31,860,837	1.69%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.28%	5/3/2027	$1,656,579	1,621,476	1,632,914	0.09%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.68%	10/2/2028	$7,744,557	7,598,405	6,815,210	0.36%	N
								72,239,080	71,927,822	3.81%

Healthcare Providers and Services
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	5/20/2030	$2,481,250	2,456,438	2,493,656	0.13%	N
INH Buyer, Inc. (IMA Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	11.43%	6/28/2028	$8,313,711	6,584,206	3,599,837	0.19%	C/L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.51%	5/4/2028	$13,855,131	13,498,203	13,547,409	0.72%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.51%	5/4/2028	$3,221,439	3,193,277	3,149,891	0.17%	N
Team Services Group, LLC	Second Lien Term Loan	Prime	1.00%	9.11%	13.47%	11/13/2028	$34,410,390	33,434,554	34,066,286	1.81%	G/N
								59,166,678	56,857,079	3.02%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.69%	6/3/2027	$5,355,802	5,155,794	5,312,260	0.28%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.69%	6/3/2027	$3,343,666	3,182,960	3,316,482	0.18%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	10.78%	6/3/2027	$109,582	105,198	106,018	0.01%	H/N
								8,443,952	8,734,760	0.47%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.45%	11/9/2029	$5,088,792	4,874,571	5,114,236	0.27%	N

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$7,281,424	7,030,955	7,281,424	0.39%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.00%	9.70%	8/31/2028	$—	(6,973)	—	0.00%	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$15,153,775	14,918,894	15,214,390	0.81%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$—	(374,357)	—	0.00%	K/N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.60%	10/1/2026	$6,629,659	6,490,358	6,629,659	0.35%	N
IT Parent, LLC	Sr Secured Revolver	Prime	1.00%	5.25%	12.75%	10/1/2026	$875,000	857,841	875,000	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.67%	10/1/2026	$3,114,413	3,070,793	3,114,413	0.17%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	11/1/2028	$5,852,362	5,731,681	5,840,657	0.31%	N
								37,719,192	38,955,543	2.08%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	SOFR(Q)	0.75%	8.26%	12.89%	12/14/2028	$16,815,342	16,347,562	16,584,131	0.88%	G/N
								16,347,562	16,584,131	0.88%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.75%	11/1/2025	$1,059,141	1,053,670	1,059,141	0.06%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.73%	11/1/2025	$25,299,736	25,196,264	25,299,736	1.34%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	13.47%	10/25/2029	$27,879,880	20,344,734	390,318	0.02%	C/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$—	(6,383)	—	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$4,283,754	4,157,095	4,290,094	0.23%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$—	(23,167)	—	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$15,528,609	15,069,469	15,551,592	0.82%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash + 5.00% PIK	12.49%	8/19/2028	$59,930,639	$59,907,358	$59,930,639	3.18%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed (M)	—	9.50% PIK	9.50%	8/19/2028	$3,769,734	1,279,857	3,445,537	0.18%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$—	(10,648)	—	0.00%	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$5,500,000	5,258,817	5,610,000	0.30%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	2.63% Cash + 2.63% PIK	9.59%	5/27/2027	$12,410,563	12,410,563	7,843,476	0.42%	F/L/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$2,635,114	2,574,806	2,640,384	0.14%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$4,841,068	4,859,379	4,850,750	0.26%	N
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.00% Cash + 2.50% PIK	11.95%	6/8/2028	$20,089,415	19,325,057	13,044,057	0.69%	C/N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	7.01%	11.60%	7/27/2028	$2,318,424	2,010,891	2,144,542	0.11%	N
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 6.25% PIK	12.60%	7/27/2028	$5,480,222	4,393,010	3,297,258	0.17%	N
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 5.50% PIK	11.85%	7/27/2028	$15,316,797	11,298,021	5,388,220	0.29%	C/N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.84%	7/27/2028	$873,530	862,954	891,275	0.05%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$13,175,394	12,939,930	13,228,096	0.70%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.82%	2/1/2029	$10,178,938	9,975,359	10,046,612	0.53%	N
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$—	(21,114)	—	0.00%	K/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.05%	6/10/2027	$16,285,946	15,798,508	15,401,028	0.82%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.01%	8/22/2029	$5,753,313	5,487,638	5,753,313	0.30%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	12.01% PIK	12.01%	8/22/2029	$8,874,302	8,473,778	8,874,302	0.47%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.01%	8/22/2029	$3,031,905	3,031,905	3,031,905	0.16%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	11.49%	10/30/2025	$7,500,000	8,231,990	7,472,513	0.40%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.52%	8/16/2029	$2,991,914	2,910,650	2,991,914	0.16%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.52%	8/16/2028	$—	(456)	—	0.00%	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	Sr Secured Revolver	SOFR(M)	0.75%	6.90%	11.25%	1/24/2028	$—	(14,707)	(2,039)	0.00%	H/K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(M)	0.75%	6.90%	11.25%	1/24/2028	$9,634,621	9,457,545	9,610,149	0.51%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	11.78%	1/24/2028	$4,937,553	4,769,792	4,885,018	0.26%	H/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.63%	12/1/2027	$870,965	804,486	649,740	0.03%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	12.72%	12/1/2027	$5,641,222	5,223,409	4,208,352	0.22%	N
								277,030,460	241,827,922	12.82%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$2,700,000	2,648,914	2,720,250	0.14%	N
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$—	(718)	—	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$—	(1,858)	—	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$1,569,811	1,524,762	1,590,219	0.08%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$1,805,556	1,759,722	1,767,639	0.09%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$—	—	(8,750)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$—	—	(5,833)	0.00%	K/N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.47%	2/4/2029	$1,923,186	1,821,864	1,872,703	0.10%	G/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.50%	11.84%	12/30/2027	$—	$(15,114)	$(29,341)	0.00%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.59% Cash + 1.51% PIK	11.84%	12/29/2028	$19,674,810	18,986,911	18,907,492	1.00%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$—	(2,767)	—	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$6,979,701	6,747,736	7,014,600	0.37%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.86%	7/31/2027	$14,671,682	14,671,682	14,642,338	0.78%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.35%	10.86%	7/31/2027	$—	—	(1,710)	0.00%	K/N
								48,141,134	48,469,607	2.56%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	13.92%	6/15/2026	$78,258	78,258	76,673	0.00%	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	13.99%	6/15/2026	$156,038	155,877	152,877	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	13.99%	6/15/2026	$2,148,003	2,147,749	2,104,485	0.11%	N
								2,381,884	2,334,035	0.12%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.55%	12/21/2028	$631,605	617,706	636,026	0.03%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	11.44%	12/21/2028	$87,575	67,110	87,575	0.00%	N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.66%	12/21/2028	$8,582,346	8,390,263	8,642,420	0.46%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$1,312,500	1,116,844	1,115,625	0.06%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$6,562,500	6,496,879	6,496,875	0.34%	N
								16,688,802	16,978,521	0.89%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	10.17%	8/5/2028	$19,557,127	19,207,809	18,794,399	1.00%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	10.17%	8/5/2028	$203,153	200,923	195,230	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.60%	10.05%	8/5/2027	$44,313	44,313	37,400	0.00%	N
								19,453,045	19,027,029	1.01%
Media
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	3.36% Cash + 1.50% PIK	9.22%	8/19/2026	$668,568	618,476	612,743	0.03%	L/N
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	11.47%	10/19/2026	$17,631,760	16,917,972	14,350,930	0.76%	G/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	15.59%	1/3/2025	$33,745,227	29,766,996	8,031,364	0.43%	C/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(M)	1.00%	9.76% PIK	14.09%	3/31/2025	$28,490	28,375	28,490	0.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$43,644	43,641	43,644	0.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$43,644	43,644	43,644	0.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$743,288	743,288	446,716	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.73%	10.98%	8/23/2026	$13,777,956	13,426,875	13,474,841	0.71%	N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.61%	12/31/2030	$12,142,857	11,900,034	11,900,000	0.63%	N
								73,489,301	48,932,372	2.58%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	13.48%	4/12/2026	$842,642	842,642	842,642	0.04%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.23%	10/2/2029	$3,293,178	3,140,991	3,280,005	0.17%	N
								3,983,633	4,122,647	0.21%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	1.00 Cash + 5.33% PIK	10.65%	11/30/2026	$31,071,415	30,279,880	27,026,848	1.43%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	1.00 Cash + 5.33% PIK	10.65%	11/30/2026	$365,117	337,220	254,588	0.01%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.33%	12/23/2026	$13,771,747	13,413,087	13,783,178	0.73%	N
								44,030,187	41,064,614	2.17%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$—	$(25,202)	$(24,847)	0.00%	K/N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$13,077,192	12,820,778	12,828,725	0.68%	N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$—	(72,490)	(72,834)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$—	(28,996)	(29,134)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$12,041,942	11,891,418	11,891,418	0.63%	N
CIBT Solutions, Inc.	Second Lien Term Loan	SOFR(M)	1.00%	6.75% PIK	11.11%	12/31/2027	$8,146,376	7,567,314	57,025	0.00%	C/N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$1,472,742	1,415,822	1,466,851	0.08%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$—	(2,643)	(1,290)	0.00%	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$—	(1,586)	(774)	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.38%	8/18/2028	$16,380,862	15,911,506	15,928,750	0.84%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.88%	8/18/2028	$4,449,002	4,392,093	4,393,167	0.23%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.34%	8/18/2028	$290,032	278,222	250,008	0.01%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.22%	8/17/2025	$22,108,019	21,940,945	21,533,210	1.14%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.22%	8/17/2025	$33,593,280	33,294,162	32,719,855	1.73%	H/L/N
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.60%	9.96%	6/28/2026	$957,738	924,215	956,541	0.05%	N
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	9.96%	6/28/2026	$3,740,360	3,609,349	3,735,685	0.20%	N
								113,914,907	105,632,356	5.59%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$1,571,429	1,502,844	1,547,590	0.08%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$—	(4,137)	(6,501)	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.57%	3/2/2026	$6,533,333	6,464,091	6,526,800	0.35%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.97%	3/21/2027	$12,843,151	12,589,778	12,768,275	0.68%	N
								20,552,576	20,836,164	1.11%
Road and Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.72%	4/8/2027	$53,000,000	52,400,270	52,735,000	2.80%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental 3 Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.72%	4/8/2027	$2,000,000	1,941,731	1,990,000	0.11%	L/N
								54,342,001	54,725,000	2.91%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.71%	12/29/2027	$7,017,191	6,776,288	5,613,753	0.30%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	10.44%	12/29/2026	$1,799,856	1,603,486	1,166,555	0.06%	G/N
								8,379,774	6,780,308	0.36%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.58%	6/27/2029	$23,208,319	$22,946,913	$22,951,263	1.22%	N
Aras Corporation	Sr Secured Revolver	SOFR(M)	1.00%	5.25%	9.59%	4/13/2029	$452,133	445,848	449,774	0.02%	N
Aras Corporation	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.58%	4/13/2029	$17,906,260	17,568,039	17,870,448	0.95%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$—	(9,558)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$11,307,053	10,931,006	11,318,360	0.60%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	11.43%	9/8/2027	$420,392	414,749	416,567	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	11.33%	9/8/2027	$5,832,706	5,670,708	5,779,628	0.31%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.00%	11.33%	9/8/2027	$355,556	352,148	350,500	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.75% PIK	12.08%	9/27/2027	$1,977,185	1,932,927	1,982,127	0.11%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.11%	5/22/2029	$26,250,000	25,987,500	25,935,000	1.37%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.36%	6/12/2030	$294,118	275,735	294,118	0.02%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.66%	6/12/2030	$1,755,882	1,711,985	1,773,441	0.09%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$—	(4,133)	—	0.00%	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$7,217,706	6,987,763	7,246,577	0.38%	N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$15,259,318	15,037,497	15,045,688	0.80%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(25,853)	(51,086)	0.00%	K/N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(23,503)	(46,441)	0.00%	K/N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$294,566	294,566	268,187	0.01%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(18,796)	(18,577)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	12.28%	1/6/2026	$3,719,435	3,682,746	3,748,633	0.20%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	12.35%	1/6/2026	$7,326,537	7,257,544	7,384,050	0.39%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$—	(10,389)	(9,643)	0.00%	K/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$5,670,157	5,428,312	5,585,104	0.30%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$2,419,263	2,293,674	2,355,975	0.12%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$1,871,167	1,778,246	1,822,217	0.10%	N
GTY Technology Holdings Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	2.67% Cash + 4.55% PIK	11.68%	7/9/2029	$429,487	386,974	404,859	0.02%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$—	(10,580)	(10,331)	0.00%	K/N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$17,799,702	17,538,706	17,568,306	0.93%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$—	(33,803)	(30,588)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.23%	12/17/2027	$5,976,918	5,837,139	5,783,983	0.31%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.56%	12/17/2027	$298,779	282,915	289,135	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.23%	12/17/2027	$460,549	454,049	445,230	0.02%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.02%	8/5/2028	$8,017,052	7,692,397	7,890,543	0.42%	N
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$—	(624)	(625)	0.00%	K/N
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$405,983	400,951	400,985	0.02%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	6/30/2028	$—	(25,808)	(93,157)	0.00%	K/N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	6/30/2028	$2,272,120	2,250,270	2,232,994	0.12%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$9,228,521	$8,974,649	$9,228,521	0.49%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$108,233	106,774	108,233	0.01%	N
Kaseya, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$34,368	33,278	34,368	0.00%	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.83%	6/25/2029	$140,252	136,634	140,251	0.01%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.42%	11/1/2027	$10,039,397	9,841,626	10,034,578	0.53%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	12.50%	9/15/2025	$7,318,167	7,245,434	7,220,542	0.38%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$16,273,539	16,016,631	16,224,718	0.86%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$—	—	(5,724)	0.00%	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.02%	5/9/2028	$24,969,887	24,547,067	24,897,224	1.32%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.52%	5/9/2028	$730,053	709,380	723,680	0.04%	H/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$60,857	54,533	55,473	0.00%	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$2,741,310	2,611,479	2,672,010	0.14%	N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$5,703,590	5,564,578	5,760,626	0.31%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$—	10,220	13,931	0.00%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$—	(572)	—	0.00%	K/N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.00% Cash + 5.00% PIK	11.36%	12/21/2027	$—	(3,273)	(13,037)	0.00%	K/N
Zilliant Incorporated	First Lien Term Loan (0.25% Exit Fee)	SOFR(M)	0.75%	2.00% Cash + 5.00% PIK	11.36%	12/21/2027	$4,043,766	3,895,391	3,865,840	0.20%	L/N
								245,422,089	248,294,478	13.18%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	11.08%	8/15/2028	$24,782,510	24,132,689	24,782,510	1.31%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.71%	7/2/2026	$10,568,138	10,291,947	10,441,320	0.55%	N
								34,424,636	35,223,830	1.86%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.01%	4/25/2031	$34,673,627	34,341,438	35,150,390	1.86%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.35%	10.50%	9/8/2027	$25,417,903	25,010,731	25,417,903	1.35%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(A)	1.00%	6.25%	10.34%	9/8/2027	$410,030	426,214	410,030	0.02%	N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.75%	11.49%	12/30/2026	$24,312,500	24,154,229	23,388,625	1.24%	N
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.15%	2/15/2027	$99,494	99,494	100,986	0.01%	N
								49,690,668	49,317,544	2.62%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	6.51%	10.84%	9/17/2026	$14,512,500	14,259,245	14,417,008	0.76%	H/N

Total Debt Investments - 209.2% of Net Assets								1,825,381,814	1,642,572,999	87.08%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC (AutoAlert)	Common Stock				540,248	$9,085,917	$9,513,635	0.50%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,182,309	0.06%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock				5,982,385	485,322	—	0.00%	D/E/N
AGY Equity, LLC	Class B Preferred Stock				4,187,669	—	—	0.00%	D/E/N
AGY Equity, LLC	Class C Common Stock				3,290,312	—	—	0.00%	D/E/N
						485,322	—	0.00%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock				364	—	—	0.00%	D/E/H/N/O

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	61,128	0.00%	D/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	—	0.00%	D/N
						285,933	61,128	0.00%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	298,333	0.02%	B/D/E/N

Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Common Stock			7/25/2030	3,980	73,107	—	0.00%	D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	15,793	287,104	—	0.00%	D/E/H/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	5,430	66,734	—	0.00%	D/E/H/N
Razor US LP	Common Units				263,206	—	—	0.00%	D/N
Razor US LP	Class A Preferred Units	Fixed	3.00%		26,320,670	22,711,306	—	0.00%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	698	13,654	—	0.00%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	213	20,680	—	0.00%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units	Fixed	12.00%		17,858,122	23,363,434	14,458,626	0.77%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	14,458,626	0.77%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	5,487,386	6,959,570	0.37%	B/E/N
Thras.io, LLC	Common Units				291,605	—	—	0.00%	D/E/N
						65,444,567	35,876,822	1.91%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				28,277,397	28,277,397	51,054,000	2.73%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units				17,800,591	17,675,790	14,543,083	0.77%	E/F/I/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Gordon Brothers Finance Company	Common Stock				10,612	$-	$-	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	395,762	0.02%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	97,445	0.01%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	58	0.00%	D/E/H/N
						46,354,794	66,090,348	3.53%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	—	0.00%	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	—	0.00%	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,593	216,336	211	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	50,143	0.00%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	6,425	0.00%	D/E/N
						11,098,416	56,779	0.00%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,610,592	0.09%	D/E/N

Healthcare Providers and Services
INH Buyer, Inc. (IMA Health)	Preferred Stock				$3,977,966	—	—	0.00%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/N/E

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	352,527	0.02%	D
Domo, Inc.	Warrants to Purchase Common Stock			2/17/2028	94,136	—	995,959	0.05%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	3,772,399	0.20%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	—	0.00%	D/E/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	139,519	0.01%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	2,246,381	0.11%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	1,815,871	0.10%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	2,318,220	0.12%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	3,887,269	0.21%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	42,131	0.00%	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	44,928	—	—	0.00%	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,197,770	0.28%	D/E/N
						11,996,098	20,768,046	1.10%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	$2,001,384	$—	0.00%	D/E/N

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	41,695	0.00%	D/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	68,789	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	572,593	0.03%	D/E/H/N
						165,531	683,077	0.03%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	1,050,376	0.06%	B/D/E/N

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock				$2,347	—	—	0.00%	D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	60,353	0.00%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	1,155,295	0.06%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	—	0.00%	D/E/N
						578,389	2,108	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	13,759,704	13,776,136	0.73%	E/N

Total Equity Securities - 19.4% of Net Assets						193,832,248	152,185,337	8.06%

Total Investments - 228.6% of Net Assets						$2,019,214,062	$1,794,758,336	95.14%

Cash and Cash Equivalents - 11.7% of Net Assets							$91,589,702	4.86%

Total Cash and Investments - 240.3% of Net Assets							$1,886,348,038	100.00%	M

	Interest Rate Swap as of December 31, 2024
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Derivative Liability at Fair Value
Interest rate swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	35,000,000	$(731,830)

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

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

Excluding $586,983,708 of investments acquired in connection with the Merger, aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $343,187,049 and $517,085,063, respectively, for the year ended December 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2024 was $1,789,534,628 or 94.9% of total cash and investments of the Company. As of December 31, 2024, approximately 16.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2023

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

December 31, 2024

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

December 31, 2024

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

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information as of balance sheet date and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

At December 31, 2024, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$412,880	$412,880
2	Other direct and indirect observable market inputs (3)	28,557,671	—	—	28,557,671
3	Independent third-party valuation sources that employ significant unobservable inputs	1,549,242,872	64,772,456	150,615,054	1,764,630,382
3	Valuation Designee valuations with significant unobservable inputs	—	—	1,157,403	1,157,403
Total		$1,577,800,543	$64,772,456	$152,185,337	$1,794,758,336

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,243,224,730	Income approach	Discount rate	9.1% - 22.4% (12.3%)
	127,397,885	Market comparable companies	Revenue multiples	0.4x - 1.4x (0.9x)
	95,787,823	Market quotations	Indicative bid/ask quotes	1 (1)
	41,621,909	Asset approach (2)	N/A	N/A
	40,763,182	Market comparable companies	EBITDA multiples	3.5x - 10.8x (4.4x)
	447,343	Option Pricing Model	EBITDA/Revenue multiples	1.2x - 5.3x (4.7x)
			Implied volatility	35.0% (35.0%)
			Term	1.5 years - 1.8 years (1.5 years)
Other Corporate Debt	59,756,438	Market comparable companies	Book value multiples	1.5x (1.5x)
	5,016,018	Income approach	Discount rate	13.5% (13.5%)
Equity	65,597,083	Market comparable companies	Book value multiples	0.8x - 1.5x (1.3x)
	53,598,606	Option Pricing Model	EBITDA/Revenue multiples	1.3x - 13.8x (10.7x)
			Implied volatility	40.0% - 75.0% (54.0%)
			Term	0.3 years - 3.8 years (1.9 years)
	15,738,508	Market comparable companies	Revenue multiples	0.4x - 4.8x (2.1x)
	15,227,668	Market comparable companies	EBITDA multiples	3.5x - 12.0x (11.3x)
	1,610,592	Transaction approach (3)	N/A	N/A
$1,765,787,785

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

December 31, 2024

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,289,587,391	$52,318,937	$164,340,278	$1,506,246,606
Net realized and unrealized gains (losses)	(123,839,154)	(8,098,224)	(56,062,993)	(188,000,371)
Acquisitions (1)	871,166,493	20,551,743	45,718,873	937,437,109
Dispositions	(492,544,833)	—	(3,381,104)	(495,925,937)
Transfers into Level 3 (2)	4,872,975	—	—	4,872,975
Ending balance	$1,549,242,872	$64,772,456	$150,615,054	$1,764,630,382

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(110,587,996)	$(8,098,224)	$(53,880,086)	$(172,566,306)

(1)
Includes payments received in kind and accretion of original issue and market discounts and Level 3 investments acquired in connection with the Merger.
(2)
Comprised of one investment that was transferred from Level 2 due to reduced number of market quotes.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$844,615	$844,615
Net realized and unrealized gains (losses)	—	—	312,788	312,788
Ending balance	$—	$—	$1,157,403	$1,157,403

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$312,788	$312,788

At December 31, 2023, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$565,860	$565,860
2	Other direct and indirect observable market inputs (3)	47,284,029	—	—	47,284,029
3	Independent third-party valuation sources that employ significant unobservable inputs	1,289,587,391	52,318,937	164,340,278	1,506,246,606
3	Valuation Designee valuations with significant unobservable inputs	—	—	844,615	844,615
Total		$1,336,871,420	$52,318,937	$165,750,753	$1,554,941,110

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2024, included in cash and cash equivalents was $1.4 million (0.2% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.42% and $59.2 million (7.5% of net assets) held in the Allspring Government Money Market Fund with a 7-day yield of 4.36%. There was no restricted cash at December 31, 2024 or December 31, 2023.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.5% of total investments at December 31, 2024 and December 31, 2023, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2024 and December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies — (continued)

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

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statement of Assets and Liabilities at December 31, 2024.

Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, Derivatives and Hedging, changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statement of Operations. As of December 31, 2024, the Interest Rate Swap had a fair value of $(0.7) million, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract.

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

During the years ended December 31, 2024 and 2023, the Company did not enter into any additional derivative transactions.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies — (continued)

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

36th Street Capital Partners, LLC

In accordance with Rules 3-09 and 4-08(g of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development company to determine if any of our controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded. Our investment in 36th Street Capital Partners Holdings, LLC as of December 31, 2024 exceeded the threshold in at least one of the tests for both Rule 3-09 and Rule 4-08(g). Accordingly, we are attaching the audited financial statements of 36th Street Capital Partners Holdings, LLC to this Form 10-K (refer to Exhibits).

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2024 and December 31, 2023, the following permanent differences, primarily attributable to treatment of expenses, amortization methods for premiums and discounts on fixed income securities, were reclassified as follows:

	December 31, 2024	December 31, 2023
Paid-in capital	$487,501,546	$(247,315)
Accumulated Earnings (Loss)	(487,501,546)	247,315

For the year ended December 31, 2024, the Company reclassified $487,501,546 between accumulated earnings and paid-in-capital, respectively on the Consolidated Statement of Assets and Liabilities, including $488,077,104 related to the merger with BCIC. These reclassification entries did not impact total net assets.

The tax character of distributions paid was as follows:

	December 31, 2024	December 31, 2023
Ordinary income	$115,280,678	$97,626,676

2. Summary of Significant Accounting Policies — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

As of December 31, 2024 and December 31, 2023, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2024	December 31, 2023
Undistributed Ordinary Income	$15,180,444	$6,611,456
Non-Expiring Capital Loss Carryforwards (1) (2)	(636,962,720)	(206,680,323)
Net Unrealized Gains (Losses) (3)	(324,236,596)	(80,030,609)
Total Accumulated Earnings (Loss)	$(946,018,872)	$(280,099,476)

______________

(1) Amount available to offset future realized capital gains.

(2) Amount subject to limitations.

(3) The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of partnership income, amortization methods on fixed income securities, accounting for swap agreements and the accrual of income on securities in default.

As of December 31, 2024 and December 31, 2023, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023
Tax Cost	$2,120,958,894	$1,631,931,217

Gross Unrealized Appreciation	$165,148,618	$65,463,168
Gross Unrealized Depreciation	(489,385,214)	(142,453,275)
Net Unrealized Appreciation (Depreciation)	$(324,236,596)	$(76,990,107)

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

Important Tax Information (Unaudited)

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2024:

December 31, 2024
Interest Related Dividends for Non-U.S. Residents	$93,545,085

The Fund hereby designates the following amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend for the fiscal year ended December 31, 2024:

December 31, 2024
Section 163(j) Interest Dividends	114,034,527

The following amount, or maximum amount allowable by law, is hereby designated as qualified dividend income for individuals for the fiscal year ended December 31, 2024:

December 31, 2024
Qualified Dividend Income	$361,338

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies — (continued)

The following percentage, or maximum percentage allowable by law, of ordinary income distributions paid during the fiscal year ended December 31, 2024 qualified for the dividends-received deduction for corporate shareholders:

December 31, 2024
Dividends-Received Deduction	0.31%

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 for more information on the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

In connection with the Merger, the Company also entered into a fee waiver agreement with the Advisor (the “Fee Waiver Agreement”). The Fee Waiver Agreement provides that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). For the year ended December 31, 2024, no advisory fee waiver was required.

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of December 31, 2024, the Company's cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three months ended December 31, 2024.

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2024 and December 31, 2023, no such reserve was accrued.

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

December 31, 2024

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

Total debt outstanding and available at December 31, 2024 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$120,670,788	$179,329,212	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	75,000,000	125,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	60,000,000	205,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	131,500,000	10,000,000	141,500,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,398,402	—	325,398,402
2029 Notes ($325 million par)	2029	6.95%		321,745,636	—	321,745,636
Total leverage				1,126,314,826	$519,329,212	$1,645,644,038
Unamortized issuance costs				(7,974,601)
Debt, net of unamortized issuance costs				$1,118,340,225

(1)
Except for the 2026 Notes and 2029 Notes all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2024, $113.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $7.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

4. Debt — (continued)

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

The combined weighted-average interest rates on total debt outstanding at December 31, 2024 and December 31, 2023 were 5.19% and 4.29%, respectively.

Total expenses related to debt included the following:

	Year Ended December 31,
	2024	2023	2022
Interest expense	$66,160,351	$43,953,502	$35,516,749
Amortization of deferred debt issuance costs	4,678,811	3,037,427	3,011,599
Commitment fees	1,324,880	819,811	830,548
Total	$72,164,042	$47,810,740	$39,358,896

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $55.5 million. The 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.7 million, $315.9 million and $338.8 million, respectively. As of December 31, 2023, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values, and the 2024 Notes and the 2026 Notes had estimated fair values of $246.0 million and $303.9 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2024 Notes, 2026 Notes and 2029 Notes were determined using market quotations, and the estimated fair value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2024 Notes, 2025 Notes, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

Prior to the adoption of ASU 2020-06, the Company had determined that the embedded conversion options in 2022 Convertible Notes were not required to be separately accounted for as derivatives under GAAP. At the time of issuance the estimated values of the debt and equity components of the 2022 Convertible Notes were approximately 97.6% and 2.4%, respectively. During the year ended December 31, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company recombined the equity conversion component of our 2022 Convertible Notes outstanding, and accounted for the 2022.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

4. Debt — (continued)

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

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense for the convertible notes were as follows:

	Year Ended December 31,
	2024	2023	2022
Stated interest expense	NA	NA	$1,079,167
Amortization of original issue discount	NA	NA	—
Total interest expense	NA	NA	$1,079,167

The estimated effective interest rate of the debt component of the 2022 Convertible Notes, equal to the stated interest of 4.625% plus the accretion of the original issue discount, was approximately 5.125% for the year ended December 31, 2022. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. As a result of the adoption, the Company did not recognize any amortization of original discount on the 2022 Convertible Notes during the year ended December 31, 2022 (see Note 2).

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

As of December 31, 2024 and December 31, 2023, the components of the carrying value of 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	December 31, 2024				December 31, 2023
	2024 Notes	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2026 Notes
Principal amount of debt	N/A	$92,000,000	$325,000,000	$325,000,000	$250,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	N/A	—	398,402	(3,254,364)	(403,991)	791,013
Carrying value of debt	N/A	$92,000,000	$325,398,402	$321,745,636	$249,596,009	$325,791,013

4. Debt — (continued)

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense for the 2022 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Year Ended December 31,
	2024				2023		2022
	2024 Notes	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Stated interest expense	$6,283,333	$5,695,845	$9,262,500	$13,176,042	$9,750,000	$9,262,500	$9,750,000	$9,262,500
Amortization of original issue discount/ (premium)	403,991	—	(392,611)	359,636	598,483	(383,721)	574,357	(375,092)
Total interest expense	$6,687,324	$5,695,845	$8,869,889	$13,535,678	$10,348,483	$8,878,779	$10,324,357	$8,887,408

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2024, SVCP was in full compliance with such covenants.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

4. Debt — (continued)

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of December 31, 2024, TCPC Funding II was in full compliance with such covenants.

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

SBA Debentures

As of December 31, 2024, the SBIC is able to issue up to $141.5 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2024, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of December 31, 2024 were as follows:

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

December 31, 2024

4. Debt — (continued)

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

December 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2024	December 31, 2023
2-10 Holdco, Inc.	3/26/2026	$—	$723,670
Accordion Partners LLC	11/15/2031	984,286	NA
Accordion Partners LLC	11/15/2031	656,191	NA
Accordion Partners LLC	8/31/2028	NA	111,925
Accuserve Solutions, Inc.	3/15/2030	2,273,092	NA
Acquia, Inc.	11/1/2025	832,182	960,792
Alcami Corporation	12/21/2028	NA	546,266
Alcami Corporation	12/21/2028	1,080,091	874,025
AlphaSense, Inc.	6/27/2029	4,641,664	NA
Alpine Acquisition Corp II (48Forty)	11/30/2026	483,992	71,628
AmeriLife Holdings, LLC	8/31/2028	742,492	NA
AmeriLife Holdings, LLC	8/31/2029	NA	76,212
AmeriLife Holdings, LLC	8/31/2028	NA	227,273
Applause App Quality, Inc.	9/20/2025	NA	1,133,535
Applause App Quality, Inc.	10/24/2029	1,307,719	NA
Appriss Health, LLC (PatientPing)	5/6/2027	736,257	544,531
Aras Corporation	4/13/2029	727,344	116,311
Avalara, Inc.	10/19/2028	270,000	45,000
Backoffice Associates Holdings, LLC (Syniti)	4/30/2026	NA	428,647
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	89,744
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	200,000	194,444
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	882,000
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	243,000
CareATC, Inc.	3/14/2026	945,362	607,288
Clever Devices Ltd.	6/12/2030	441,176	NA
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	NA
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	81,761
CSG Buyer, Inc. (Core States)	3/31/2028	NA	2,921,165
CSG Buyer, Inc. (Core States)	3/31/2028	NA	1,460,583
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	604,041	90,909
DNAnexus, Inc	12/20/2029	18,375,000	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	3,648,967	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	3,317,243	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	1,589,628	NA
Douglas Holdings, Inc (Docupace)	8/27/2030	1,326,897	NA
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	748,071	83,333
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	829,369	531,907
ESO Solutions, Inc.	5/3/2027	709,962	700,111
Fusion Holding Corp. (Finalsite)	9/15/2027	299,035	37,736
Fusion Risk Management, Inc.	5/22/2029	642,857	107,143
GTY Technology Holdings Inc.	7/9/2029	1,016,653	NA
GTY Technology Holdings Inc.	7/9/2029	394,917	41,538
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	2,352,941	NA
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	NA
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	NA
ICIMS, Inc.	8/18/2028	NA	886,195
ICIMS, Inc.	8/18/2028	1,160,129	330,556
Integrate.com, Inc.	12/17/2027	14,000	10,000
Integrity Marketing Acquisition, LLC	8/27/2026	NA	10,254,564
Integrity Marketing Acquisition, LLC	8/25/2028	15,422,318	NA
Intercept Bidco, Inc.	6/3/2030	416,667	NA

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	December 31, 2024	December 31, 2023
Intercept Bidco, Inc.	6/3/2030	277,778	NA
IT Parent, LLC (Insurance Technologies)	10/1/2026	NA	104,167
James Perse Enterprises, Inc.	9/8/2027	3,006,884	1,944,444
Kaseya, Inc.	6/25/2029	412,951	93,900
Kaseya, Inc.	6/25/2029	416,280	75,000
Kellermeyer Bergensons Services, LLC	11/6/2028	39,048	NA
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	5,826,746	NA
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,330,698	NA
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	NA	1,275,925
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	837,680
Logicmonitor, Inc	11/19/2031	50,748	NA
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	222,333	277,917
Madison Logic Holdings, Inc.	12/30/2027	752,321	1,069,947
Mesquite Bidco, LLC	11/30/2029	NA	1,585,403
Modigent, LLC (Pueblo)	8/23/2027	80,100	39,167
Modigent, LLC (Pueblo)	8/23/2028	1,536,784	NA
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	328,745	NA
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,646,924	1,229,873
Oversight Systems, Inc.	9/24/2026	NA	212,667
Persado, Inc.	6/10/2027	101,431	NA
PHC Buyer, LLC (Patriot Home Care)	5/4/2028	NA	3,266,234
PlayPower, Inc	8/28/2030	1,313,131	NA
Pluralsight, Inc.	8/22/2029	3,775,409	NA
Pluralsight, Inc.	4/6/2027	NA	539,019
Pluralsight, Inc.	8/22/2029	1,849,410	NA
PMA Parent Holdings, LLC	1/31/2031	750,000	NA
Razor Group GmbH (Germany)	4/30/2025	NA	3,834,569
Rialto Management Group, LLC	12/5/2030	172,414	NA
Sailpoint Technologies Holdings, Inc.	8/16/2028	371,281	37,538
Sandata Technologies, LLC	7/23/2024	NA	1,050,000
SellerX Germany GmbH (Germany)	11/22/2029	1,346,022	NA
SellerX Germany GmbH (Germany)	5/23/2026	NA	5,034,506
SellerX Germany GmbH (Germany)	10/28/2026	538,409	NA
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,460,107	1,601,742
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,908,116	NA
Serrano Parent, LLC (Sumo Logic)	5/13/2030	697,970	90,000
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	NA	1,039,117
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	NA	1,298,896
Skydio, Inc	12/4/2029	6,562,500	NA
Skydio, Inc	12/4/2029	6,562,500	NA
Sonny’s Enterprises, LLC	8/5/2027	132,940	NA
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,482,759	NA
Spark Buyer, LLC (Sparkstone)	10/15/2031	2,241,379	NA
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	802,885	NA
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	8,668,407	NA
Superman Holdings, LLC (Foundation Software)	8/31/2026	NA	1,256,026
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	5,409,810	NA
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	NA
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	NA
Trintech, Inc.	7/25/2029	152,143	43,469
Vortex Companies, LLC	9/4/2029	140,839	68,547
Wealth Enhancement Group, LLC	10/4/2027	NA	71,696
Wealth Enhancement Group, LLC	10/4/2027	NA	26,980
Xactly Corporation	7/31/2027	854,898	854,898
Zendesk Inc.	11/22/2028	1,393,091	95,503
Zendesk Inc.	11/22/2028	573,626	39,325
Zilliant Incorporated	12/21/2027	296,296	148,148
Total Unfunded Balances		$143,915,382	$54,556,095

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15.1 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. The Company, the affiliated funds and the Advisor intend to vigorously defend against these claims. On November 6, 2023, the Company, the affiliated funds, and the Advisor, and certain other defendants filed motions to dismiss the lawsuit, which was fully briefed on February 12, 2024 and was argued in court on March 6, 2024. On November 8, 2024, the court issued a decision, granting in part and denying in part the motion to dismiss. As a result, on December 6, 2024, the plaintiffs filed an amended complaint containing substantially similar allegations but without the claims dismissed by the court. On January 23, 2025, the Company, the Advisor and the funds managed by it, along with other defendants, filed a motion to dismiss one of the counts in the amended complaint. At this time, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2024 and December 31, 2023, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2024 and December 31, 2023, amounts reimbursable to the Advisor totaled $0.9 million and $0.8 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2024, 2023 and 2022, expenses allocated pursuant to the Administration Agreement totaled $2.4 million, $1.5 million and $1.8 million, respectively.

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	0.34	29,100,986	722,140
November 6, 2024	December 17, 2024	December 31, 2024	Regular	0.34	28,929,237	637,485
November 6, 2024	December 17, 2024	December 31, 2024	Special	0.10	8,508,599	187,495
				$1.46	$115,280,678	$2,318,771

(1)
Dividends reinvested through purchase of shares in the open market.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

7. Stockholders’ Equity and Dividends — (continued)

In addition, the Company paid $7,257,191 of dividends payable assumed in the Merger that were declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024. Such amount was paid from BCIC cash and cash equivalents acquired by the Company in the Merger.

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 28, 2023	March 17, 2023	March 31, 2023	Regular	$0.32	$18,485,524	$—
May 4, 2023	June 16, 2023	June 30, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Regular	0.34	19,640,870	—
August 3, 2023	September 15, 2023	September 29, 2023	Special	0.10	5,776,726	—
November 2, 2023	December 15, 2023	December 29, 2023	Regular	0.34	19,640,870	—
November 2, 2023	December 15, 2023	December 29, 2023	Special	0.25	14,441,816	—
				$1.69	$97,626,676	$—

(1)
No dividend reinvestment plan was effective for the year ended December 31, 2023.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the year ended December 31, 2024, approximately $2.3 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

7. Stockholders’ Equity and Dividends — (continued)

Share Repurchase Plan

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 24, 2024, to be in effect through the earlier of April 30, 2025, unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2024:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	510,687	$8.86	$4,524,639

* Weighted-average price per share

No shares were repurchased by the Company under the Company Repurchase Plan for the year ended December 31, 2023.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets from operations	$(63,137,172)	$38,474,432	$(9,225,332)
Weighted average shares outstanding	79,670,868	57,767,264	57,767,264
Earnings (loss) per share	$(0.79)	$0.67	$(0.16)

9. Subsequent Events

On February 25, 2025, the Advisor voluntarily agreed to waive one-third of its base management fee with respect to the Company for three calendar quarters beginning on January 1, 2025 and ending on September 30, 2025.

On February 27, 2025, the Company’s Board of Directors declared a first quarter regular dividend of $0.25 per share and a special dividend of $0.04 per share, both payable on March 31, 2025 to shareholders of record as of the close of business on March 17, 2025.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

10. Financial Highlights

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Common Share
Per share NAV at beginning of period	$11.90	$12.93	$14.36	$13.24	$13.21

Investment operations:
Net investment income before excise taxes	1.66	1.85	1.53	1.26	1.43
Excise taxes	0.00	(0.01)	—	—	—
Net investment income (1)	1.66	1.84	1.53	1.26	1.43
Net realized and unrealized gain (loss) (1)	(2.60)	(1.18)	(1.69)	1.17	(0.16)
Total from investment operations	(0.94)	0.66	(0.16)	2.43	1.27

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	(0.28)	—	—	—
Repurchase of common stock	0.01	—	—	—	0.12
Issuance of convertible debt	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	(0.11)	(0.04)
Cumulative effect adjustment for the adoption of ASU 2020-06 (3)	—	—	0.00	—	—

Ordinary income dividends	(1.46)	(1.69)	(1.27)	(1.20)	(1.13)
Tax basis returns of capital	—	—	—	—	(0.19)
Dividends to common shareholders (4)	(1.46)	(1.69)	(1.27)	(1.20)	(1.32)

Per share NAV at end of period	$9.23	$11.90	$12.93	$14.36	$13.24

Per share market price at end of period	$8.71	$11.54	$12.94	$13.51	$11.24

Total return based on market value (5)	(11.9)%	2.2%	5.2%	30.9%	(10.6)%
Total return based on net asset value (6)	(10.2)%	5.1%	-1.1%	17.5%	10.2%

Shares outstanding at end of period	85,080,447	57,767,264	57,767,264	57,767,264	57,767,264

Ratios to average common equity:
Net investment income (7)	15.6%	14.2%	10.8%	9.0%	11.3%
Expenses before incentive fee (8)	12.8%	10.7%	9.0%	9.3%	10.0%
Expenses and incentive fee (9)	15.1%	13.7%	11.3%	11.5%	12.1%

Ending common shareholder equity	$785,123,667	$687,601,546	$746,753,790	$829,456,636	$764,986,578
Portfolio turnover rate	18.3%	13.5%	19.4%	35.6%	28.3%
Weighted-average debt outstanding	$1,234,022,372	$1,001,667,440	$1,023,880,532	$985,506,056	$936,157,021
Weighted-average interest rate on debt	5.4%	4.4%	3.5%	3.6%	3.9%
Weighted-average number of common shares	79,670,868	57,767,264	57,767,264	57,767,264	57,991,233
Weighted-average debt per share	$15.49	$17.34	$17.72	$17.06	$16.14

Asset Coverage:	As of December 31,
	2024	2023	2022	2021	2020
Debt
Debt outstanding (10)	$1,126,314,826	$988,555,830	$949,062,241	$1,019,339,449	$856,324,371
Asset coverage per $1,000 of debt outstanding (11)	$1,789	$1,643	$1,929	$1,948	$2,058
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
(4)
Dividends to common shareholders include a tax return of capital of $0 ($0.00 per share), $0 ($0.00 per share), $0 ($0.00 per share), $13,563,291 ($0.23 per share) and $11,313,222 ($0.19 per share) for the years ended December 31, 2024, 2023 and 2022, 2021 and 2020, respectively.
(5)
Total return based on market value is calculated by determining the percentage change in market value per share during the period.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

10. Financial Highlights — (continued)

(6)
Total return based on net asset value is calculated by determining the percentage change in net asset value per share during the period, including incentive compensation and all Company expenses including interest and other debt costs.
(7)
Net of incentive compensation and excise taxes.
(8)
Includes interest and other debt costs but excludes excise taxes.
(9)
Includes incentive compensation and all Company expenses including interest and other debt costs.
(10)
Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.
(11)
Excludes SBA Debentures.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended December 31, 2024.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
Fiscal Year 2024	$120,671	$6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Fiscal Year 2015	124,500	3,076	—	N/A
Funding Facility I
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Fiscal Year 2015	229,000	3,076	—	N/A
Funding Facility II
Fiscal Year 2024	$75,000	$6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	-	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
Fiscal Year 2024	$60,000	$6,932	—	N/A
SBA Debentures
Fiscal Year 2024	$131,500	$6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
Fiscal Year 2015	42,800	3,076	—	N/A
2019 Convertible Notes
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
Fiscal Year 2015	108,000	2,429	—	N/A
2022 Convertible Notes
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
Fiscal Year 2024	$92,000	$1,789	—	N/A
2026 Notes
Fiscal Year 2024	$325,000	$1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
Fiscal Year 2024	$325,000	$1,789	—	N/A

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

December 31, 2024

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

12. Merger with BlackRock Capital Investment Corporation — (continued)

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

13. Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s Chief Operating Decision Maker (the “CODM”). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1)

Year Ended December 31, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2024
Hylan Intermediate Holdings II LLC, 2nd Lien Term Loan, SOFR + 10%, 1% SOFR Floor, due 3/11/2027	$228,253	$5,232,821	$(184,796)	$(146,321)	$(5,086,500)	$184,796	$—
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	990,675	—	—	(199,170)	11,575,692	—	11,376,522
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Term Loan, SOFR + 8%, 1% SOFR Floor, due 2/22/26	176,882	4,979,720	—	3,987	(4,983,707)	—	—
Hylan Novellus LLC, Class A Units	—	2,827,373	(12,625,342)	10,990,444	(1,192,475)	—	—
Hylan Global LLC, Parent Common Units	—	—	—	(440,114)	738,447	—	298,333
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	169,332	1,324,151	—	—	—	(481,509)	842,642
Iracore Investments Holdings, Inc., Class A Common Stock	283,370	1,799,178	—	(748,802)	—	—	1,050,376
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	2,985,869	24,629,566	—	(13,156,809)	2,985,869	—	14,458,626
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	24,629,566	—	(10,170,940)	—	—	14,458,626
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	456,587	—	—	1,472,182	5,487,388	—	6,959,570
Total	$5,290,968	$65,422,375	$(12,810,138)	$(12,395,543)	$9,524,714	$(296,713)	$49,444,695

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1)

Year Ended December 31, 2024

Security	Dividends or Interest (2)	Fair Value at December 31, 2023	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2024
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/25	$6,643,097	$52,318,937	$—	$—	$7,437,501	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	1,359,774	50,541,000	—	(549,500)	1,062,500	—	51,054,000
Anacomp, Inc., Class A Common Stock	—	843,074	—	312,221	—	—	1,155,295
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	2,015,428	18,812,631	—	—	—	—	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	1,499,820	9,256,229	—	—	1,462,668	—	10,718,897
AA Acquisition Aggregator, LLC, Ordinary Shares	—	9,985,207	—	(541,338)	69,766	—	9,513,635
Conventional Lending TCP Holdings, LLC, Membership Units	1,456,847	16,376,544	—	(1,833,461)	—	—	14,543,083
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Fishbowl INC., Common Membership Units	—	135,403	—	(135,403)	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	1,753,658	12,089,579	—	(4,567,088)	320,985	—	7,843,476
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	—	—	(8,098,235)	13,114,252	—	5,016,017
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	101,315	—	(40,426)	—	—	60,889
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	1,367,273	—	(131,746)	—	—	1,235,527
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
Total	$14,728,624	$171,827,192	$—	$(15,584,976)	$23,467,672	$—	$179,709,888

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/2021
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/2023
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/2023
Fidelis (SVC) LLC, Series C Preferred Units	12/31/2019
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/2017
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
InMobi, Inc., Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2015
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/2018
Inotiv, Inc., Common Shares	3/30/2022
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Plate Newco 1 Limited (Avanti), Common Stock	4/13/2022
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH, Warrants to Purchase Series C Shares	12/23/2022
Razor US LP, Class A Preferred Units	2/28/2024
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/2019
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/2021
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings LP, LP Units	3/15/2024
Suited Connector, LLC, (Suco Investors, LP), Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
WorldRemit Group Limited, Series X Shares	6/24/2024
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/2021
WorldRemit Group Limited, Warrants to Purchase Series E Stock	3/15/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2023

Investment	Acquisition Date
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/2021
Fidelis (SVC) LLC, Series C Preferred Units	12/31/2019
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/2017
GACP I, LP (Great American Capital), Membership Units	10/1/2015
GACP II, LP (Great American Capital), Membership Units	1/12/2018
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/2017
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/2022
InMobi, Inc., Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2015
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/2018
Inotiv, Inc., Common Shares	3/30/2022
PerchHQ, Warrants for Common Units	9/30/2022
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Plate Newco 1 Limited (Avanti), Common Stock	4/13/2022
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Warrants to Purchase Series C Shares	12/23/2022
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/2019
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/2023
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/2023
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/2021
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/2018
Soraa, Inc., Warrants to Purchase Preferred Stock	8/29/2014
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Suited Connector, LLC, (Suco Investors, LP) Warrants to Purchase Class A Units	3/6/2023
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/2021

Supplementary Data (unaudited)

The following is a schedule of financial highlights as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Common Share
Per share NAV at beginning of period	$14.13	$14.80	$14.91	$14.78	$15.01

Investment operations:
Net investment income before excise taxes	1.61	1.59	1.99	1.88	2.07
Excise taxes	—	—	—	(0.01)	(0.02)
Net investment income	1.61	1.59	1.99	1.87	2.05
Net realized and unrealized gain (loss)	(1.09)	(0.82)	(0.40)	—	(0.45)
Dividends on Series A preferred equity facility	—	—	—	—	(0.01)
Incentive allocation reserve and distributions	N/A	N/A	(0.40)	(0.37)	(0.41)
Total from investment operations	0.52	0.77	1.19	1.50	1.18

Issuance of common stock	—	—	0.14	0.01	—
Issuance of convertible debt	—	—	—	0.06	—
Repurchase of Series A preferred interests	—	—	—	—	0.03
Distributions to common shareholders from:
Net investment income	(1.44)	(1.44)	(1.44)	(1.44)	(1.44)
Per share NAV at end of period	$13.21	$14.13	$14.80	$14.91	$14.78

Per share market price at end of period	$14.05	$13.04	$15.28	$16.90	$13.93

Total return based on market value	18.8%	(5.2)%	(1.1)%	31.7%	(8.4)%
Total return based on net asset value	3.7%	5.2%	8.9%	10.6%	8.1%

Shares outstanding at end of period	58,766,426	58,774,607	58,847,256	53,041,900	48,834,734

Ratios to average common equity: (1)
Net investment income (2)	11.6%	10.8%	10.6%	10.1%	10.9%
Expenses (3)	9.8%	8.5%	7.3%	6.9%	6.2%
Expenses and incentive compensation (4)	12.3%	11.2%	9.9%	9.4%	8.9%

Ending common shareholder equity	$776,318,386	$830,474,727	$870,728,126	$790,935,991	$721,977,017
Portfolio turnover rate	35.9%	32.3%	45.9%	37.9%	37.8%
Weighted-average leverage outstanding (5)	$902,977,493	$769,065,775	$623,666,655	$542,421,190	$513,312,510
Weighted-average interest rate on leverage (6)	4.6%	4.6%	4.5%	3.9%	3.2%
Weighted-average number of common shares	58,766,362	58,815,216	57,000,658	50,948,035	48,863,188
Average leverage per share (5)	$15.37	$13.08	$10.94	$10.65	$10.51

Asset Coverage:	As of December 31,
	2019	2018	2017	2016	2015
Debt
Debt outstanding (7)	$915,514,071	$812,007,389	$733,824,353	$579,906,288	$502,410,321
Asset coverage per $1,000 of debt outstanding	$1,992	$2,157	$2,335	$2,344	$2,423

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

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9C: Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable

PART III - Other Information.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 15. Exhibits and Consolidated Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
2.1

Amended and Restated Agreement and Plan of Merger among BlackRock Capital Investment Corporation, BlackRock TCP Capital Corp., Project Spurs Merger Sub, LLC and, for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC and Tennenbaum Capital Partners, LLC, dated as of January 10, 2024 (28)**

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Second Amended and Restated Bylaws of the Registrant (3)
4.1	Second Supplemental Indenture, dated as of August 23, 2019, by and between the Registrant and U.S. Bank National Association, as the Trustee (4)
4.2	Form of Global Note of 3.900% Notes due 2024 (included in Exhibit 4.1)(4)
4.3	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee(11)
4.4	Form of Global Note of 5.25% Convertible Senior Notes Due 2019 (included in Exhibit 4.3)(11)
4.5	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee(12)
4.6	Form of Global Note of 4.625% Convertible Senior Notes due 2022 (included in Exhibit 4.5) (12)
4.7	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(13)
4.8	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee(14)
4.9	Form of Global Note of 4.125% Notes Due 2022 (included in Exhibit 4.8)(14)
4.10	Description of Securities(15)
4.11	Third Supplemental Indenture, dated as of February 9, 2021, by and between the Registrant and U.S. Bank National Association, as the Trustee(17)
4.12	Form of Global Note of 2.850% due 2026 (included in Exhibit 4.11)(17)
4.13	Fourth Supplemental Indenture, dated as of May 30, 2024, between the BlackRock TCP Capital Corp. and U.S. BankTrust Company, National Association, as the Trustee (18)
4.14	Form of Global Note of 6.95% Notes due 2029 (included in Exhibit 4.13) (18)
4.15	Assumption Agreement, dated as of March 18, 2024, made by BCIC Merger Sub, LLC for the benefit of the holders of Notes issued under the Master Note Purchase Agreement (35)
4.16	Master Note Purchase Agreement, dated as of April 21, 2022, between BlackRock Capital Investment Corporation and the purchasers party thereto(36)
4.17	First Amendment to Master Note Purchase Agreement, dated as of March 13, 2024, among BlackRock Capital Investment Corporation and the holders of the Notes party thereto(37)
10.1	Form of Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(5)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC(6)
10.3	Amended and Restated Investment Management Agreement By and Between Registrant and Tennenbaum Capital Partners, LLC(7)
10.4	Form of Administration Agreement of the Registrant(8)
10.5	Custodial Agreement dated as of July 31, 2006(9)
10.6	Form of Transfer Agency and Registrar Services Agreement(10)
10.7	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018(16)
10.8	Amended and Restated Credit Agreement dated as of May 6, 2019(19)
10.9	Amended and Restated Guaranty, Pledge and Security Agreement dated as of May 6, 2019(20)
10.10	Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 6, 2019(21)

10.11	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 6, 2019(22)
10.12	Incremental Commitment Agreement dated as of April 25, 2020(23)
10.13	Loan and Servicing Agreement dated as of August 4, 2020(24)
10.14	Form of License Agreement (25)
10.15	Amendment No. 4 to Amended & Restated Senior Secured Revolving Credit Agreement (26)
10.16	Second Amendment to Loan and Servicing Agreement (27)
10.17	Amendment No. 5 to Amended and Restated Credit Agreement dated as of June 22, 2021(28)
10.18	Waiver and Fifth Amendment to Loan and Servicing Agreement, dated as of August 4, 2023 (30)
10.19	Second Amended and Restated Investment Management Agreement between BlackRock TCP Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (31)
10.20	Fee Waiver Agreement between BlackRock TCP Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (32)
10.21	Borrower Assumption Agreement, dated as of March 18, 2024, by BCIC Merger Sub, LLC and Citibank, N.A., as administrative agent(33)
10.22

Eighth Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 6, 2023, by and among BlackRock Capital Investment Corporation, the subsidiary guarantors party thereto,the lenders party thereto and Citibank, N.A., as Administrative Agent(34)

10.23	Dividend Reinvestment Plan(38)
10.24	Amendment No. 6 to Amended and Restated Credit Agreement dated as of June 7, 2023*
10.25	Amendment No. 7 to Amended and Restated Credit Agreement dated as of August 1, 2024(39)
11.	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12.	Computation of Ratios (included in the notes to the financial statements contained in this report)
19.1	Inside Trading Policy*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm of 36th Street Capital Partners, LLC*
23.3	Consent of Independent Registered Public Accounting Firm of 36th Street Capital Partners, LLC*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
97.1	Prohibitions Against Payment of Incentive-Based Compensation and Indemnification for Executive Officers of Listed BDCs (40)
99.1	Audited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2024*
99.2	Unaudited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2023*
99.3	Audited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2022, 2021 and 2020*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Exhibits and schedules to Exhibits 2.1 and 10.23 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)
Incorporated by reference to Exhibit (a)(2) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(2)
Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018.
(3)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2024.
(4)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on August 23, 2019.
(5)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2018.
(6)
Incorporated by reference to Exhibit (k)(8) to the Registrant’s Registration Statement under the Securities Act of 1933 (File No. 333-172669), on Form N-2, filed on May 13, 2011.
(7)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on February 12, 2019.
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
(16)
Incorporated by reference to Exhibit 3 to Special Value Continuation Partner, LP’s Form 8-K filed on January 30, 2018.
(17)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on February 9, 2021.
(18)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on May 30, 2024.
(19)
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 8, 2019.
(20)
Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on May 8, 2019.
(21)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 28, 2020.
(22)
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 28, 2020.
(23)
Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 28, 2020.
(24)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 6, 2020.
(25)
Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K filed on February 25, 2021.
(26)
Incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K filed on February 25, 2021.
(27)
Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed on February 25, 2021.
(28)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 24, 2021.
(29)
Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on January 11, 2024.

(30)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 8, 2023.
(31)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 6, 2023.
(32)
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 6, 2023.
(33)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 18, 2024.
(34)
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on March 18, 2024.
(35)
Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on March 18, 2024.
(36)
Incorporated by reference to Exhibit 10.1 filed with BlackRock Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-00712) on April 22, 2022.
(37)
Incorporated by reference to Exhibit 10.1 filed with BlackRock Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-00712) on March 14, 2024.
(38)
Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed on March 18, 2024.
(39)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 5, 2024.
(40)
Incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed on February 29, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

By:	/s/ Phil Tseng
Name:	Phil Tseng
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title
February 27, 2025	/s/ Phil Tseng	Chief Executive Officer, Chairman of
	Phil Tseng	the Board and Director (Principal Executive Officer)

February 27, 2025	/s/ Eric J. Draut	Director
Eric J. Draut

February 27, 2025	/s/ Maureen Usifer	Director
Maureen Usifer

February 27, 2025	/s/ John Baron	Director
John Baron

February 27, 2025	/s/ Andrea Petro	Director
Andrea Petro

February 27, 2025	/s/ Karen L. Leets	Director
Karen L. Leets

February 27, 2025	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer)
Erik L. Cuellar