Form 10-Q
period 2025-03-31
BlackRock TCP Capital Corp.
filed 2025-05-08
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 8, 2025 was 85,037,797.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,681,083,767 and $1,737,804,418, respectively)	$1,535,379,600	$1,565,603,753
Non-controlled, affiliated investments (cost of $60,615,529 and $59,606,472, respectively)	51,374,907	49,444,695
Controlled investments (cost of $222,488,210 and $221,803,172, respectively)	182,519,261	179,709,888
Total investments (cost of $1,964,187,506 and $2,019,214,062, respectively)	1,769,273,768	1,794,758,336

Cash and cash equivalents	99,114,852	91,589,702
Interest, dividends and fees receivable	23,283,768	22,784,825
Deferred debt issuance costs	5,604,687	6,235,009
Due from broker	785,840	817,969
Receivable for investments sold	—	4,487,697
Prepaid expenses and other assets	840,644	2,357,825
Total assets	1,898,903,559	1,923,031,363

Liabilities
Debt (net of deferred issuance costs of $7,299,104 and $7,974,601, respectively)	1,098,904,196	1,118,340,225
Interest and debt related payables	10,829,846	8,306,126
Management fees payable	3,487,137	5,750,971
Interest Rate Swap, at fair value	740,526	731,830
Reimbursements due to the Advisor	514,342	932,224
Payable for investments purchased	219,091	99,494
Accrued expenses and other liabilities	2,889,497	3,746,826
Total liabilities	1,117,584,635	1,137,907,696

Commitments and contingencies (Note 5)

Net assets	$781,318,924	$785,123,667

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,077,297 and 85,080,447 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$85,077	$85,080
Paid-in capital in excess of par	1,731,030,547	1,731,057,459
Distributable earnings (loss)	(949,796,700)	(946,018,872)
Total net assets	781,318,924	785,123,667
Total liabilities and net assets	$1,898,903,559	$1,923,031,363

Net assets per share	$9.18	$9.23

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$43,456,737	$48,646,193
Non-controlled, affiliated investments	337,999	347,635
Controlled investments	2,309,269	2,859,080
PIK interest income:
Non-controlled, non-affiliated investments	5,788,915	2,405,677
Non-controlled, affiliated investments	—	92,675
Controlled investments	681,561	349,969
Dividend income:
Non-controlled, non-affiliated investments	435,951	312,324
Non-controlled, affiliated investments	1,009,057	713,703
Controlled investments	1,868,860	—
Other income:
Non-controlled, non-affiliated investments	566	2,053
Total investment income	55,888,915	55,729,309

Operating expenses
Interest and other debt expenses	17,084,633	13,230,224
Management fees	5,483,844	5,819,505
Professional fees	867,447	919,676
Administrative expenses	641,464	561,003
Insurance expense	218,463	145,113
Director fees	192,500	216,719
Custody fees	93,185	89,920
Incentive fees	—	5,880,378
Other operating expenses	932,658	605,498
Total operating expenses, before management fee waiver	25,514,194	27,468,036
Management fee waiver (Note 3)	(1,827,948)	—
Total operating expenses, after management fee waiver	23,686,246	27,468,036

Net investment income	32,202,669	28,261,273

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(40,917,338)	(168,077)
Net realized gain (loss)	(40,917,338)	(168,077)

Net change in unrealized appreciation (depreciation) (1):
Non-controlled, non-affiliated investments	26,554,993	(6,152,059)
Non-controlled, affiliated investments	921,158	(14,378,028)
Controlled investments	2,124,335	(2,512,907)
Interest Rate Swap	8,771	6,939
Net change in unrealized appreciation (depreciation)	29,609,257	(23,036,055)

Net realized and unrealized gain (loss)	(11,308,081)	(23,204,132)

Net increase (decrease) in net assets resulting from operations	$20,894,588	$5,057,141

Basic and diluted earnings (loss) per share	$0.25	$0.08

Basic and diluted weighted average common shares outstanding	85,077,619	62,047,859

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 for the three months ended March 31, 2024 (see Note 12).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

Repurchase of common stock	(3,150)	(3)	(26,912)	—	(26,915)
Net investment income	—	—	—	32,202,669	32,202,669
Net realized and unrealized gain (loss)	—	—	—	(11,308,081)	(11,308,081)
Dividends paid to shareholders	—	—	—	(24,672,416)	(24,672,416)
Balance at March 31, 2025	85,077,297	$85,077	$1,731,030,547	$(949,796,700)	$781,318,924

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Net investment income	—	—	—	28,261,273	28,261,273
Net realized and unrealized gain (loss)	—	—	—	(23,204,132)	(23,204,132)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at March 31, 2024	85,591,134	$85,591	$1,248,080,041	$(294,683,205)	$953,482,427

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$20,894,588	$5,057,141
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	40,917,338	168,077
Change in net unrealized (appreciation) depreciation of investments	(29,609,257)	23,269,548
Net amortization of investment discounts and premiums	(4,462,943)	(2,163,945)
Amortization of original issue discount on debt	59,263	57,238
Interest and dividend income paid in kind	(6,470,476)	(4,615,977)
Amortization of deferred debt issuance costs	1,305,819	854,100
Cash acquired in the Merger	—	11,670,610
Merger costs capitalized into purchase price	—	(2,366,408)
Changes in assets and liabilities (1):
Purchases of investments (2)	(58,472,499)	(15,394,688)
Proceeds from disposition of investments	84,703,889	24,318,666
Decrease (increase) in interest, dividends and fees receivable	(1,520,366)	928,207
Decrease (increase) in due from broker	49,595	(25,605)
Decrease (increase) in receivable for investments sold	4,487,697	(1,401,084)
Decrease (increase) in prepaid expenses and other assets	1,517,181	1,208,428
Increase (decrease) in payable for investments purchased	119,597	(1,554,064)
Increase (decrease) in incentive fees payable	—	(830,958)
Increase (decrease) in interest and debt related payables	2,523,720	(5,610,615)
Increase (decrease) in reimbursements due to the Advisor	(417,882)	(800,491)
Increase (decrease) in management fees payable	(2,263,834)	(116,779)
Increase (decrease) in accrued expenses and other liabilities	(857,329)	761,197
Net cash provided by (used in) operating activities	52,504,101	33,412,598

Financing activities
Draws on credit facilities	55,000,000	45,891,453
Repayments of credit facility draws	(75,279,620)	(44,075,226)
Payments of debt issuance costs	—	—
Dividends paid to shareholders (3)	(24,672,416)	(26,898,061)
Repurchase of shares	(26,915)	—
Repayment of convertible notes	—	—
Repayment of unsecured notes	—	—
Proceeds from issuance of unsecured notes	—	—
Proceeds from shares issued in connection with dividend reinvestment plan	—	—
Net cash provided by (used in) financing activities	(44,978,951)	(25,081,834)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	7,525,150	8,330,764
Cash and cash equivalents (including restricted cash) at beginning of period	91,589,702	112,241,946
Cash and cash equivalents (including restricted cash) at end of period	$99,114,852	$120,572,710

Supplemental cash flow information
Interest payments	$12,787,585	$17,704,405
Excise tax payments	$478,159	$165,495

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$—	$586,983,708
Interest, dividends and fees receivable	—	10,373,421
Due from broker	—	2,048,141
Other assets	—	3,731,006
Total non-cash assets acquired	$—	$603,136,276
Liabilities assumed:
Debt	$—	$315,296,749
Dividends payable	—	7,257,191
Management fees payable	—	1,888,664
Interest Rate Swap, at fair value	—	1,674,309
Incentive fees payable	—	1,363,625
Other liabilities	—	4,495,330
Total liabilities assumed	$—	$331,975,868
Issuance of shares in connection with the Merger	$—	$280,464,610
Merger costs capitalized into purchase price	$—	$2,366,408

(1)
Adjusted for assets acquired and liabilities assumed as a result of the Merger (as defined in Note 1 “Organization and Nature of Operations”), as applicable for the three months ended March 31, 2024.
(2)
Excludes $586,983,708 of cost of investments acquired in connection with the Merger for the three months ended March 31, 2024.
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
(5)
Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company's initial cost basis in the investments, and reflects the impact of a $21,886,848 purchase discount for the three months ended March 31, 2024.

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$13,215,441	$13,096,089	$13,083,287	0.70%	N
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(61,365)	(65,625)	0.00%	K/N
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(61,365)	(65,625)	0.00%	K/N
								12,973,359	12,952,037	0.70%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$7,656,042	7,585,304	7,625,418	0.41%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$448,202	440,457	444,616	0.02%	G/N
AutoAlert, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.71%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.01%	F/N
AutoAlert, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.40% PIK	13.71%	3/31/2029	$11,106,379	11,106,379	11,106,379	0.59%	F/N
								37,944,771	37,989,044	2.03%
Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	8/1/2030	$1,995,408	1,958,716	1,983,424	0.11%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.40%	4/30/2027	$9,427,959	9,218,481	8,145,756	0.44%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.31%	2/22/2030	$1,625,000	1,569,605	1,612,813	0.09%	N
								12,746,802	11,741,993	0.64%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	11.80%	2/8/2027	$22,291,007	22,217,122	22,335,589	1.20%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	11.80%	2/8/2027	$17,285,388	17,190,208	17,181,676	0.92%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	1/31/2031	$5,236,875	4,986,030	5,257,823	0.28%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	1/31/2031	$—	(13,344)	—	0.00%	K/N
								44,380,016	44,775,088	2.40%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	12/26/2030	$493,750	484,507	482,888	0.03%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.90% Cash + 3.50% PIK	9.69%	11/6/2028	$1,364,830	1,333,273	1,364,830	0.07%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.15% Cash + 7.00% PIK	12.44%	11/6/2028	$607,358	401,276	607,358	0.03%	N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$1,688,821	1,626,204	1,667,508	0.09%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$1,171,422	1,131,855	1,156,638	0.06%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$1,274,532	1,222,309	1,246,228	0.07%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2027	$—	(11,055)	(5,524)	0.00%	K/N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.71%	8/31/2029	$10,383,054	10,164,075	10,383,054	0.56%	N
								16,352,444	16,902,980	0.91%
Construction and Engineering
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$3,154,517	2,724,116	993,988	0.05%	C/L/N
Homerenew Buyer, Inc. (Renovo)	First Lien Incremental Delayed Draw Term Loan 1 (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$883,730	782,703	278,198	0.01%	C/L/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$5,146,760	4,447,118	1,620,200	0.09%	C/L/N
Homerenew Buyer, Inc. (Renovo)	First Lien Super Priority Team Loan	SOFR(M)	2.50%	11.10%	15.42%	4/14/2025	$2,409,614	2,131,409	2,409,614	0.13%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	9.10% PIK	13.42%	11/23/2027	$850,512	835,034	850,512	0.05%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Incremental Delayed Draw Term Loan 2 (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$6,684,738	5,948,389	2,106,361	0.11%	C/L/N
Homerenew Buyer, Inc. (Renovo)	Sr Secured Revolver (2.0% Exit Fee)	SOFR(M)	1.00%	8.60% PIK	12.92%	11/23/2027	$2,159,932	1,885,901	679,731	0.04%	C/L/N
Homerenew Buyer, Inc. (Renovo)	First Lien Super Priority Team Loan	SOFR(M)	2.50%	11.10% PIK	15.42%	4/14/2025	$1,873,264	1,873,264	1,873,264	0.10%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Priority Term Loan	SOFR(M)	2.50%	9.10% PIK	13.42%	4/14/2025	$380,174	384,924	380,174	0.02%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Homerenew Buyer, Inc. (Renovo)	First Lien Super Priority Team Loan	SOFR(M)	2.50%	11.10% PIK	15.42%	4/14/2025	$1,048,213	$1,046,755	$1,048,213	0.06%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(M)	2.00%	6.25%	10.57%	4/5/2029	$11,709,782	11,575,692	11,352,400	0.61%	B/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$2,775,092	2,739,318	2,775,092	0.15%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$6,779,031	6,587,484	6,779,031	0.36%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$8,643,434	8,525,284	8,600,217	0.46%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$1,268,973	1,256,593	1,262,628	0.07%	N
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$—	(17,803)	(17,333)	0.00%	K/N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	5/30/2030	$1,851,163	1,804,884	1,858,567	0.10%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	5/31/2030	$—	—	1,395	0.00%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$881,985	848,419	876,693	0.05%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$654,102	634,433	650,177	0.03%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$854,027	842,769	848,903	0.05%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$423,931	434,929	421,387	0.02%	N

Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$15,411	14,894	14,473	0.00%	N
								57,306,509	47,663,885	2.56%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	13.53%	9/21/2027	$12,217,335	11,861,106	11,911,901	0.64%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.66%	9/21/2027	$4,072,445	3,958,160	3,970,634	0.21%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$411,316	401,806	401,045	0.02%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$4,265,131	4,121,192	4,186,312	0.22%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.67%	12/14/2027	$8,197,731	8,047,575	8,156,743	0.44%	N
								28,389,839	28,626,635	1.53%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.65%	11.96%	12/14/2029	$17,639,207	16,890,429	12,876,621	0.69%	N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	6.15% Cash + 0.75% PIK	11.23%	2/17/2027	$5,034,401	4,917,068	5,072,159	0.27%	N
								21,807,497	17,948,780	0.96%
Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.55%	9/14/2029	$3,580,766	3,452,463	3,522,113	0.19%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	12.75%	9/15/2027	$149,517	147,414	145,744	0.01%	N
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	0.00%	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$63,345,275	59,486,911	15,202,866	0.81%	C/H/N
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$6,864,777	6,114,187	—	0.00%	C/H/N
Razor Group Holdings II, Inc. (Germany)	First Out Delayed Draw Term Loan	Fixed	0.00%	15.00%	15.00%	9/15/2027	$1,353,054	1,353,054	2,010,638	0.11%	H/N
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.30%	10/28/2026	$807,613	796,848	807,613	0.04%	H/N
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(S)	0.00%	9.00%	13.27%	11/22/2029	$2,692,045	2,692,045	2,692,045	0.14%	H/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	13.49%	5/23/2026	$25,602,703	24,990,837	15,515,238	0.83%	C/H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	13.49%	5/23/2026	$29,374,777	28,655,901	17,801,115	0.95%	C/H/N
SellerX Germany GmbH (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	9.00%	13.30%	11/22/2029	$2,692,045	2,692,045	2,692,045	0.14%	H/N
Thras.io, LLC	First Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.55%	6/18/2029	$5,925,828	5,796,080	5,925,828	0.32%	N
Thras.io, LLC	Second Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.55%	6/18/2029	$17,190,247	14,319,300	13,563,105	0.73%	N
								150,497,085	79,878,350	4.27%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	12.00%	12.00%	11/30/2025	$59,756,438	59,756,438	59,756,438	3.20%	E/F/N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.54%	11/15/2031	$—	(3,027)	(2,625)	0.00%	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.54%	11/15/2031	$157,485	152,879	153,549	0.01%	N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$5,905,719	5,878,337	5,882,096	0.31%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	9.53%	3/15/2030	$2,337,880	$2,324,422	$2,347,231	0.13%	N
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.53%	3/15/2030	$—	(11,674)	7,880	0.00%	K/N
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	11.26%	15.56%	11/3/2025	$22,096,774	21,806,152	22,096,774	1.18%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$7,703,534	7,392,882	7,602,771	0.41%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$2,139,870	2,053,565	2,111,881	0.11%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	15.30%	6/8/2029	$37,183,232	13,114,243	2,352,709	0.13%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.94%	7/5/2026	$22,633,544	22,370,770	22,543,010	1.21%	N
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.32%	12/5/2030	$—	(1,633)	(2,414)	0.00%	I/K/N
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.32%	12/5/2030	$4,889,655	4,843,877	4,821,200	0.26%	I/N
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	9.90%	6/28/2025	$796,371	795,036	801,946	0.04%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.90%	11/30/2027	$1,687,182	1,678,746	1,698,992	0.09%	N
								142,151,013	132,171,438	7.08%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$—	(62,871)	(49,310)	0.00%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$—	—	(24,655)	0.00%	K/N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$11,178,879	11,019,325	11,055,912	0.59%	N
								10,956,454	10,981,947	0.59%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	0.00%	0.00%	0.00%	7/2/2025	$2,110,141	2,110,141	—	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	0.00%	0.00%	0.00%	9/30/2025	$6,578,877	6,578,877	50,657	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	0.00%	0.00%	0.00%	9/30/2025	$5,535,517	5,535,517	1,195,118	0.06%	D/F/H/N
								14,224,535	1,245,775	0.06%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.48%	5/6/2027	$10,753,959	10,590,535	10,753,959	0.58%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.48%	5/6/2027	$—	(6,437)	—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.65%	3/14/2026	$21,083,829	20,822,768	20,796,668	1.11%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.65%	3/14/2026	$—	(4,709)	(16,204)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.07%	5/3/2027	$32,182,664	31,628,976	31,957,385	1.71%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.07%	5/3/2027	$1,798,571	1,767,374	1,782,006	0.10%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.39%	10/2/2028	$7,744,557	7,609,085	6,660,319	0.36%	N
								72,407,592	71,934,133	3.86%

Healthcare Providers and Services
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.55%	12/23/2027	$2,475,000	2,450,250	2,475,000	0.13%	N
INH Buyer, Inc. (IMA Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	11.40%	6/28/2028	$8,313,711	6,584,206	2,918,113	0.16%	C/L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.31%	5/4/2028	$13,819,605	13,489,237	13,574,722	0.73%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.31%	5/4/2028	$3,213,385	3,191,398	3,156,444	0.17%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.26%	13.55%	11/13/2028	$34,410,390	33,503,694	34,066,286	1.82%	G/N
								59,218,785	56,190,565	3.01%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/3/2027	$5,342,105	5,159,099	5,312,723	0.28%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/3/2027	$3,335,222	3,174,922	3,316,879	0.18%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	10.57%	6/3/2027	$328,745	324,877	326,334	0.02%	H/N
								8,658,898	8,955,936	0.48%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	11/9/2029	$5,285,221	5,082,725	5,331,467	0.29%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.26%	8/31/2029	$7,263,101	$7,013,262	$7,263,101	0.39%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.00%	9.26%	8/31/2028	$—	(6,973)	—	0.00%	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.31%	8/25/2028	$10,546,151	10,386,116	10,588,336	0.57%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.31%	8/25/2028	$—	(336,093)	—	0.00%	K/N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.60%	10/1/2026	$747,707	733,916	747,707	0.04%	N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.60%	10/1/2026	$5,864,688	5,757,651	5,864,688	0.31%	N
IT Parent, LLC	Sr Secured Revolver	Prime	1.00%	5.25%	12.75%	10/1/2026	$875,000	860,132	875,000	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.67%	10/1/2026	$3,106,608	3,069,956	3,106,608	0.17%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	9.82%	11/1/2028	$4,170,690	4,091,726	4,158,178	0.22%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	5.50%	9.82%	11/1/2028	$1,666,675	1,634,862	1,661,675	0.09%	N
								33,204,555	34,265,293	1.84%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	SOFR(Q)	0.75%	8.26%	12.55%	12/14/2028	$16,815,342	16,349,071	16,563,112	0.89%	G/N

Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.45%	11/1/2026	$1,891,323	1,883,249	1,891,323	0.10%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.44%	11/1/2025	$25,299,736	25,235,964	25,299,736	1.35%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	10.14%	14.44%	10/25/2029	$27,879,880	20,344,734	334,559	0.02%	C/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$—	(5,996)	—	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$4,283,754	4,164,086	4,289,837	0.23%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$—	(21,762)	—	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$15,528,609	15,095,504	15,550,660	0.83%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash + 5.00% PIK	12.32%	8/19/2028	$60,691,286	60,691,286	60,691,286	3.25%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	0.00%	9.50% PIK	9.50%	8/19/2028	$3,860,986	1,371,108	3,598,439	0.19%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$149,614	139,535	149,614	0.01%	N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	8/29/2029	$5,500,000	5,268,448	5,610,000	0.30%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	5.26% PIK	9.56%	5/27/2027	$12,708,119	12,708,119	8,025,177	0.43%	F/L/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.94%	8/29/2029	$2,656,582	2,599,933	2,680,492	0.14%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.94%	8/29/2029	$4,880,508	4,898,819	4,924,433	0.26%	N
InMoment, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00% Cash + 2.50% PIK	11.32%	6/8/2028	$19,751,393	18,956,184	12,093,778	0.65%	C/N
InMoment, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.00%	11.32%	6/8/2028	$509,411	499,565	(274,717)	-0.01%	C/K/N
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.30%	7/27/2028	$2,318,424	2,026,052	2,104,805	0.11%	N
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 6.25% PIK	12.30%	7/27/2028	$5,567,754	4,516,153	2,889,664	0.15%	N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.54%	7/27/2028	$873,530	863,917	888,598	0.05%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.04%	2/1/2029	$13,175,394	12,955,530	13,162,219	0.70%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.54%	2/1/2029	$10,178,938	9,975,359	10,005,896	0.54%	N
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.04%	2/1/2029	$—	(19,821)	(1,647)	0.00%	K/N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.82%	6/10/2027	$6,339,413	6,249,833	6,041,460	0.32%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.82%	6/10/2027	$9,200,612	8,871,893	8,768,184	0.47%	L/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	8.83%	8/22/2029	$5,775,847	$5,521,781	$5,775,847	0.31%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	11.83%	8/22/2029	$9,152,683	8,769,022	9,152,683	0.49%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	8.83%	8/22/2029	$3,043,780	3,043,780	3,043,780	0.16%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.55%	8/16/2028	$—	(425)	—	0.00%	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	10.70%	1/24/2028	$9,686,006	9,524,524	9,654,527	0.52%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.40%	10.70%	1/24/2028	$5,012,679	4,857,898	4,956,688	0.27%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.40%	10.70%	1/24/2028	$—	(13,521)	(2,609)	0.00%	H/K/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.52%	12/1/2027	$890,397	828,260	607,250	0.03%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.52%	12/1/2027	$5,768,132	5,377,567	3,933,866	0.21%	N
								257,176,578	225,845,828	12.08%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	11.07%	11/8/2030	$—	(1,778)	(1,635)	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.07%	11/8/2030	$1,569,811	1,526,736	1,554,113	0.08%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$1,805,556	1,759,722	1,774,861	0.09%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	—	(7,083)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	—	(4,722)	0.00%	K/N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.19%	2/4/2029	$1,923,186	1,827,327	1,719,646	0.09%	G
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	11.32%	12/30/2027	$—	(13,887)	(30,845)	0.00%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.63% Cash + 1.47% PIK	11.42%	12/29/2028	$19,741,276	19,097,365	18,931,884	1.01%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$—	(2,632)	(16,751)	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$6,979,701	6,756,884	6,812,188	0.36%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.66%	7/31/2027	$14,671,682	14,671,682	14,818,399	0.79%	N
								45,621,419	45,550,055	2.42%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.42%	12/21/2028	$630,014	617,180	636,314	0.03%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	11.42%	12/21/2028	$87,575	68,366	87,575	0.00%	N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.46%	12/21/2028	$8,560,453	8,380,540	8,646,057	0.46%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$1,312,500	1,126,921	1,115,625	0.06%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$6,562,500	6,501,670	6,496,875	0.35%	N
								16,694,677	16,982,446	0.90%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.95%	8/5/2028	$19,506,647	19,186,256	18,492,301	0.99%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.97%	8/5/2028	$202,641	200,638	192,104	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.95%	8/5/2027	$102,807	102,807	93,590	0.01%	N
								19,489,701	18,777,995	1.01%
Media
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	0.00%	7.26%	11.57%	10/19/2026	$17,631,760	17,003,602	13,532,376	0.72%	G/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(M)	1.00%	4.50% Cash + 4.50% PIK	13.30%	1/3/2026	$34,680,495	29,766,996	6,623,975	0.35%	C/N
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$283,151	283,151	283,151	0.02%	N
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	0.00%	1.00% Cash + 5.50% PIK	10.80%	3/31/2029	$263,375	263,375	263,375	0.01%	N
Streamland Media Midco LLC	First Lien Rollup Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$9,811	9,811	9,811	0.00%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	Fixed	0.00%	4.00% Cash +6.00% PIK	10.00%	8/23/2026	$13,685,047	13,392,390	13,411,347	0.72%	N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.57%	12/31/2030	$12,112,500	11,881,946	11,858,138	0.63%	N
								72,601,271	45,982,173	2.45%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	13.45%	4/12/2026	$842,642	$842,642	$842,642	0.05%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.07%	10/2/2029	$3,284,862	3,140,496	3,288,146	0.18%	N
								3,983,138	4,130,788	0.23%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$1,315,430	1,259,415	1,059,039	0.06%	N
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$14,951,560	14,643,653	12,037,351	0.64%	N
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$11,250,805	11,089,046	9,057,911	0.48%	N
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$4,225,270	4,051,620	3,401,723	0.18%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$322,662	298,789	157,162	0.01%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.94%	12/23/2026	$13,736,656	13,418,073	13,736,656	0.74%	N
								44,760,596	39,449,842	2.11%
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	10.29%	10/24/2029	$261,544	237,654	244,543	0.01%	N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.30%	10/24/2029	$13,077,192	12,835,845	12,907,188	0.69%	N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$—	(34,772)	(93,228)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$—	(27,939)	(37,291)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$12,041,942	11,899,379	11,849,271	0.63%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$1,469,032	1,412,255	1,469,032	0.08%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$—	(2,643)	—	0.00%	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$—	(1,586)	—	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.04%	8/18/2028	$16,380,862	15,941,890	15,952,503	0.85%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.54%	8/18/2028	$4,449,002	4,397,087	4,396,103	0.24%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.04%	8/18/2028	$159,517	148,621	121,596	0.01%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$5,020,508	4,978,530	4,884,954	0.26%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$30,079,020	29,936,345	29,266,886	1.57%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$10,026,340	9,986,231	9,755,629	0.52%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$4,357,651	4,343,365	4,239,994	0.23%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.32%	8/17/2025	$8,715,302	8,677,160	8,479,989	0.45%	H/L/N
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	9.92%	6/28/2026	$955,214	927,226	955,214	0.05%	N
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.60%	9.92%	6/28/2026	$3,730,360	3,620,985	3,730,360	0.20%	N
								109,275,633	108,122,743	5.79%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	1/18/2030	$1,571,429	1,502,844	1,570,784	0.08%	N
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	9.57%	1/18/2030	$599,435	593,909	599,189	0.03%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.57%	1/18/2030	$—	(4,137)	(176)	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.69%	3/2/2026	$6,533,333	6,464,091	6,513,733	0.35%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.94%	3/21/2027	$12,843,151	12,618,444	12,775,467	0.68%	N
								21,175,151	21,458,997	1.14%
Road and Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$10,119,063	10,070,894	10,038,110	0.54%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$13,280,937	13,158,523	13,174,690	0.71%	L/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$29,600,000	$29,237,725	$29,363,200	1.57%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$2,000,000	1,946,924	1,984,000	0.11%	L/N
								54,414,066	54,560,000	2.93%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.67%	12/29/2027	$6,970,096	6,749,596	5,227,572	0.28%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	10.42%	12/29/2026	$2,091,992	1,917,878	1,327,230	0.07%	G/N
								8,667,474	6,554,802	0.35%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$23,208,319	23,010,838	23,002,925	1.23%	N
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$—	(46,417)	(41,079)	0.00%	K/N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.55%	4/13/2029	$452,133	447,258	436,800	0.02%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.55%	4/13/2029	$17,861,269	17,545,237	17,629,073	0.94%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.80%	9/12/2029	$—	(9,048)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.80%	9/12/2029	$11,307,053	10,949,735	11,397,510	0.61%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.07%	5/30/2029	$26,250,000	25,987,500	25,961,250	1.39%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$98,039	79,657	98,039	0.01%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$1,751,471	1,707,684	1,768,985	0.09%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.81%	3/30/2029	$—	(3,883)	—	0.00%	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.81%	3/30/2029	$7,217,706	6,999,581	7,224,924	0.39%	N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$15,259,318	15,052,504	15,045,688	0.81%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$—	(22,467)	(46,441)	0.00%	K/N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$503,400	503,400	477,021	0.03%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$—	(17,980)	(18,577)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	12.07%	1/6/2026	$3,719,435	3,692,461	3,719,435	0.20%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	12.05%	1/6/2026	$7,326,537	7,274,306	7,326,537	0.39%	H/N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$418,269	414,192	414,086	0.02%	N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$43,005	42,586	42,575	0.00%	N
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$—	(369)	(386)	0.00%	K/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$—	(9,807)	(5,143)	0.00%	K/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$5,670,157	5,440,124	5,624,795	0.30%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$6,666,667	6,577,754	6,566,667	0.35%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$—	(21,226)	(21,429)	0.00%	K/N
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$152,381	130,952	130,952	0.01%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$2,444,928	2,325,455	2,408,987	0.13%	N
GTY Technology Holdings Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$2,993,261	2,949,053	2,949,260	0.16%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,891,017	1,802,345	1,863,220	0.10%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,451,027	1,398,348	1,429,697	0.08%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	12.50%	7/9/2029	$246,682	219,792	224,018	0.01%	N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.57%	9/26/2030	$17,950,310	17,704,323	17,699,005	0.95%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.57%	9/26/2030	$—	(32,317)	(32,941)	0.00%	H/K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$5,638,078	$5,518,237	$5,432,965	0.29%	N
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$358,402	350,902	345,363	0.02%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$299,821	285,297	288,914	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.20%	12/17/2027	$463,139	457,564	445,781	0.02%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.80%	8/5/2028	$8,017,052	7,711,625	7,860,559	0.42%	N
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.79%	11/19/2031	$—	(602)	(614)	0.00%	K/N
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.79%	11/19/2031	$405,983	401,268	401,075	0.02%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$4,047,214	4,003,585	3,996,187	0.21%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$2,266,440	2,245,991	2,245,022	0.12%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.06%	9/15/2026	$7,318,167	7,260,506	7,232,983	0.39%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$14,700,679	14,494,442	14,700,679	0.79%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$1,572,860	1,551,292	1,572,860	0.08%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	10.81%	5/9/2028	$25,481,762	25,091,677	25,400,221	1.36%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.30%	5/9/2028	$730,053	711,034	723,045	0.04%	H/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.82%	7/25/2029	$60,857	54,871	57,500	0.00%	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.82%	7/25/2029	$2,734,387	2,611,265	2,691,294	0.14%	N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$5,689,659	5,550,986	5,621,383	0.30%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$—	10,220	(16,717)	0.00%	K/N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$—	(572)	(6,884)	0.00%	K/N
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.42%	12/21/2027	$3,460,842	3,339,216	3,312,026	0.18%	L/N
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.42%	12/21/2027	$633,682	616,532	606,433	0.03%	L/N
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.42%	12/21/2027	$—	(2,756)	(12,741)	0.00%	K/L/N
								234,354,151	236,172,787	12.65%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	11.05%	8/15/2028	$24,622,623	24,022,490	24,696,491	1.32%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.67%	7/2/2026	$10,490,772	10,261,576	10,490,772	0.56%	N
								34,284,066	35,187,263	1.88%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.83%	4/25/2031	$34,673,627	34,356,792	34,977,022	1.87%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$22,222,222	21,941,154	22,222,222	1.19%	N
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$3,195,681	3,108,680	3,195,681	0.17%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(A)	1.00%	6.25%	10.51%	9/8/2027	$615,045	632,450	615,045	0.03%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	10.96%	12/30/2026	$17,449,333	17,339,258	17,257,390	0.92%	N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	10.96%	12/30/2026	$6,800,667	6,778,177	6,725,860	0.36%	N
								49,799,719	50,016,198	2.67%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.00%	6.51%	10.81%	9/17/2026	$14,475,000	14,261,691	14,392,203	0.77%	H/N

Total Debt Investments - 204.0% of Net Assets								1,765,568,073	1,594,279,600	85.33%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC (AutoAlert)	Common Stock				540,248	$9,085,917	$14,770,384	0.79%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,214,163	0.06%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock				5,982,385	485,322	—	0.00%	D/E/N
AGY Equity, LLC	Class B Preferred Stock				4,187,669	—	—	0.00%	D/E/N
AGY Equity, LLC	Class C Common Stock				3,290,312	—	—	0.00%	D/E/N
						485,322	—	0.00%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	17,181	0.00%	D/E/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	—	0.00%	D/E/N
						285,933	17,181	0.00%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	—	0.00%	B/D/E/N

Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Common Stock			7/25/2030	3,980	73,107	—	0.00%	D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	15,793	287,104	—	0.00%	D/E/H/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	5,430	66,734	—	0.00%	D/E/H/N
Razor US LP	Common Units				263,206	—	—	0.00%	D/E/N
Razor US LP	Class A Preferred Units	Fixed	3.00%		26,320,670	22,711,306	—	0.00%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	698	13,654	—	0.00%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	213	20,680	—	0.00%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units	Fixed	12.00%		17,858,122	24,166,714	15,397,273	0.82%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	15,397,273	0.82%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	5,693,163	7,769,328	0.42%	B/E/N
Thras.io, LLC	Common Units				291,605	—	—	0.00%	D/E/N
						66,453,624	38,563,874	2.06%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				28,277,397	28,277,397	51,054,000	2.73%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units				17,800,591	17,675,790	14,240,473	0.76%	E/F/I/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	407,456	0.02%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	90,640	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	57	0.00%	D/E/H/N
						46,354,794	65,792,626	3.51%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	—	0.00%	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	—	0.00%	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,593	216,336	13,483	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	117,260	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	239,410	0.01%	D/E/N
						11,098,416	370,153	0.02%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,634,835	0.09%	D/E/N

Healthcare Providers and Services
INH Buyer, Inc. (IMA Health)	A1 Preferred Stock				3,977,966	—	—	0.00%	D/E/N
INH Buyer, Inc. (IMA Health)	Preferred Stock				4	—	—	0.00%	D/E/N
						—	—	—
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/E/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	386,386	0.02%	D
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	94,136	—	995,959	0.05%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	4,322,977	0.23%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	—	0.00%	D/E/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	132,081	0.01%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	3,067,377	0.16%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	2,393,991	0.13%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,843,422	0.10%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	2,607,762	0.14%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	30,500	0.00%	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	44,928	—	—	0.00%	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,429,135	0.29%	D/E/N
						11,996,098	21,209,590	1.13%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	$2,001,384	—	0.00%	D/E/N

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	271,394	0.01%	D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	61,681	0.00%	D/E/N
Streamland Media Holdings LLC	Common Units				2,636	134,515	134,515	0.01%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	564,577	0.03%	D/E/H/N
						300,046	1,032,167	0.05%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	615,992	0.03%	B/D/E/N

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock				2,347	—	—	0.00%	D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	32,217	0.00%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	1,155,295	0.06%	D/E/F/N
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				255,112	3,207,662	13,541,705	0.72%	D/E/H/N
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				17,007	—	826,245	0.04%	D/E/H/N
						29,918,710	15,523,245	0.82%
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	—	0.00%	D/E/N
						578,389	2,108	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	14,195,655	14,215,633	0.76%	E/N

Total Equity Securities - 22.4% of Net Assets						198,619,433	174,994,168	9.37%

Total Investments - 226.4% of Net Assets						$1,964,187,506	$1,769,273,768	94.70%

Cash and Cash Equivalents - 12.7% of Net Assets							$99,114,852	5.30%

Total Cash and Investments - 239.1% of Net Assets							$1,868,388,620	100.00%	M

	Interest Rate Swap as of March 31, 2025
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Derivative Liability at Fair Value
Interest rate swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	35,000,000	$(740,526)

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2025

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $65,964,399 and 84,703,889, respectively, for the three months ended March 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2025 was $1,763,568,446 or 94.4% of total cash and investments of the Company. As of March 31, 2025, approximately 17.4% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Notes to Consolidated Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the "Securities Act"). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
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

March 31, 2025

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

March 31, 2025

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

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information as of the balance sheet date and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on the Company’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Company’s assets.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

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

At March 31, 2025, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$418,603	$418,603
2	Other direct and indirect observable market inputs (3)	21,135,089	—	—	21,135,089
3	Independent third-party valuation sources that employ significant unobservable inputs	1,511,035,364	62,109,147	173,418,162	1,746,562,673
3	Valuation Designee valuations with significant unobservable inputs	—	—	1,157,403	1,157,403
Total		$1,532,170,453	$62,109,147	$174,994,168	$1,769,273,768

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,212,062,540	Income approach	Discount rate	8.7% - 35.0% (11.8%)
	124,693,816	Market comparable companies	Revenue multiples	0.3x - 1.4x (1.0x)
	96,516,846	Market quotations	Indicative bid/ask quotes	1 (1)
	76,181,828	Market comparable companies	EBITDA multiples	3.5x - 11.8x (5.7x)
	1,245,775	Asset approach (2)	N/A	N/A
	334,559	Option Pricing Model	EBITDA/Revenue multiples	5.3x (5.3x)
			Implied volatility	35.0% (35.0%)
			Term	1.0 year (1.0 year)
Other Corporate Debt	59,756,438	Market comparable companies	Book value multiples	1.6x (1.6x)
	2,352,709	Asset approach (2)	N/A	N/A
Equity	65,294,473	Market comparable companies	Book value multiples	0.8x - 1.6x (1.4x)
	58,275,988	Option Pricing Model	EBITDA/Revenue multiples	1.3x - 36.9x (10.8x)
			Implied volatility	40.0% - 75.0% (54.8%)
			Term	0.1 years - 3.5 years (2.4 years)
	34,250,069	Market comparable companies	Revenue multiples	0.3x - 4.8x (1.1x)
	14,215,633	Income approach	Discount rate	13.4% (13.4%)
	1,634,835	Transaction approach (3)	N/A	N/A
	904,567	Market comparable companies	EBITDA multiples	3.5x - 11.8x (4.6x)
$1,747,720,076

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

March 31, 2025

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,549,242,872	$64,772,456	$150,615,054	$1,764,630,382
Net realized and unrealized gains (losses)	(23,925,202)	(2,663,309)	18,015,924	(8,572,587)
Acquisitions (1)	40,408,121	—	4,787,184	45,195,305
Dispositions	(54,690,427)	—	—	(54,690,427)
Ending balance	$1,511,035,364	$62,109,147	$173,418,162	$1,746,562,673

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(22,911,710)	$(2,663,309)	$18,015,924	$(7,559,095)

(1)
Includes payments received in kind and accretion of original issue and market discounts.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,157,403	$1,157,403
Net realized and unrealized gains (losses)	(31)	—	—	(31)
Acquisitions (1)	31	—	—	31
Ending balance	$—	$—	$1,157,403	$1,157,403

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(31)	$—	$—	$(31)

(1)
Includes payments received in kind and accretion of original issue and market discounts.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

2. Summary of Significant Accounting Policies — (continued)

At December 31, 2024, the Company’s investments were categorized as follows:

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

March 31, 2025

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

March 31, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2025, included in cash and cash equivalents was $40.8 million (5.2% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 4.26% and $49.1 million (6.3% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 4.21%. At December 31, 2024, included in cash and cash equivalents was $1.4 million (0.2% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.42% and $59.2 million (7.5% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 4.36%. There was no restricted cash at March 31, 2025 and December 31, 2024.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.0% and 0.4% of total investments at March 31, 2025 and December 31, 2024, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

March 31, 2025

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

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statement of Assets and Liabilities at March 31, 2025.

Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, Derivatives and Hedging, changes in the fair value of the swap contract, net of any periodic interest accruals, are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statement of Operations. As of March 31, 2025, the Interest Rate Swap had a fair value of $(0.7) million, which is reflected as a liability on the Consolidated Statements of Assets and Liabilities; such fair value is inclusive of any net periodic interest accruals and payments on the contract.

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

During the three months ended March 31, 2025 and 2024, the Company did not enter into any additional derivative transactions.

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

March 31, 2025

2. Summary of Significant Accounting Policies — (continued)

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

36th Street Capital Partners, LLC

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development company to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2), whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded. Our investment in 36th Street Capital Partners Holdings, LLC as of December 31, 2024 exceeded the threshold in at least one of the tests for both Rule 3-09 and Rule 4-08(g). Accordingly, we included the audited financial statements of 36th Street Capital Partners Holdings, LLC as an exhibit to our annual report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, we did not have any investments that exceeded the threshold.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2024, the Company had non-expiring capital loss carryforwards in the amount of $636,962,720 available to offset future realized capital gains.

As of December 31, 2024, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2024
Tax Cost	$2,120,958,894

Gross Unrealized Appreciation	$165,148,618
Gross Unrealized Depreciation	(489,385,214)
Net Unrealized Appreciation (Depreciation)	$(324,236,596)

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

March 31, 2025

2. Summary of Significant Accounting Policies — (continued)

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023- 07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 for more information on the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Company plans to adopt the ASU for the annual reporting period beginning on January 1, 2025 and does not expect a material impact on its consolidated financial statements.

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) that became effective at the Closing, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor's base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The base management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears. On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. For the three months ended March 31, 2025, the Advisor waived $1.8 million in management fees.

In connection with the Merger, the Company also entered into a fee waiver agreement with the Advisor (the “Fee Waiver Agreement”). The Fee Waiver Agreement provides that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). No advisory fee waiver was required for the four (4) fiscal quarters following the Closing pursuant to the Fee Waiver Agreement. The Fee Waiver Agreement is not applicable to the periods after December 31, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

3. Management Fees, Incentive Fees and Other Expenses — (continued)

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of March 31, 2025, the Company's cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three months ended March 31, 2025.

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2025 and December 31, 2024, no such reserve was accrued.

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

March 31, 2025

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

Total debt outstanding and available at March 31, 2025 was as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$120,000,000	$180,000,000	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	25,000,000	240,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	122,000,000	10,000,000	132,000,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,298,791	—	325,298,791
2029 Notes ($325 million par)	2029	6.95%		321,904,509	—	321,904,509
Total leverage				1,106,203,300	$530,000,000	$1,636,203,300
Unamortized issuance costs				(7,299,104)
Debt, net of unamortized issuance costs				$1,098,904,196

(1)
Except for the 2026 Notes and 2029 Notes all carrying values are the same as the principal amounts outstanding.
(2)
The outstanding amount was subject to a SOFR credit adjustment of 0.10%.
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

Total debt outstanding and available at December 31, 2024 was as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$120,670,788	$179,329,212	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	75,000,000	125,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	60,000,000	205,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	131,500,000	10,000,000	141,500,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,398,402	—	325,398,402
2029 Notes ($325 million par)	2029	6.95%		321,745,636	—	321,745,636
Total leverage				1,126,314,826	$519,329,212	$1,645,644,038
Unamortized issuance costs				(7,974,601)
Debt, net of unamortized issuance costs				$1,118,340,225

(1)
Except for the 2026 Notes and the 2029 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2024, $113.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $7.7 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

4. Debt — (continued)

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
(10)
The 2025 Notes consist of two tranches: $35.0 million aggregate principal amount with a fixed interest rate of 6.85% and $57.0 million aggregate principal amount bearing interest at a rate equal to SOFR plus 3.14%

The combined weighted-average interest rates on total debt outstanding at March 31, 2025 and December 31, 2024 were 5.17% and 5.19%, respectively.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2025	2024
Interest expense	$15,330,111	$12,151,028
Amortization of deferred debt issuance costs	1,305,819	854,100
Commitment fees	448,703	225,096
Total	$17,084,633	$13,230,224

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2025, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $22.6 million. As of March 31, 2025, the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.6 million, $315.7 million and $325.3 million, respectively. As of December 31, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $55.5 million. As of December 31, 2024, the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.7 million, $315.9 million and $338.8 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2026 Notes and 2029 Notes were determined using market quotations, and the estimated fair value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2025 Notes, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

March 31, 2025

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

As of March 31, 2025 and December 31, 2024, the components of the carrying value of 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	March 31, 2025			December 31, 2024
	2025 Notes	2026 Notes	2029 Notes	2025 Notes	2026 Notes	2029 Notes
Principal amount of debt	$92,000,000	$325,000,000	$325,000,000	$92,000,000	$325,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	—	298,791	(3,095,491)	—	398,402	(3,254,364)
Carrying value of debt	$92,000,000	$325,298,791	$321,904,509	$92,000,000	$325,398,402	$321,745,636

For the three months ended March 31, 2025 and 2024, the components of interest expense for the 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Three Months Ended March 31,
	2025			2024
	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2025 Notes	2026 Notes
Stated interest expense	$1,675,277	$2,315,625	$5,646,875	$2,437,500	$313,711	$2,315,625
Amortization of original issue discount/ (premium)	—	(99,611)	158,874	154,594	—	(97,356)
Total interest expense	$1,675,277	$2,216,014	$5,805,749	$2,592,094	$313,711	$2,218,269

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

March 31, 2025

4. Debt — (continued)

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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2025, SVCP was in full compliance with such covenants.

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of March 31, 2025, TCPC Funding II was in full compliance with such covenants.

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

March 31, 2025

4. Debt — (continued)

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

SBA Debentures

As of March 31, 2025, the SBIC is able to issue up to $132.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2025, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2025 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		$122,000,000	2.45%	*

* Weighted-average interest rate

SBA Debentures outstanding as of December 31, 2024 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
March 25, 2015	March 1, 2025	$9,500,000	2.52%		0.36%
September 23, 2015	September 1, 2025	10,800,000	2.83%		0.36%
March 23, 2016	March 1, 2026	4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		$131,500,000	2.45%	*

* Weighted-average interest rate

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	March 31, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$826,801	$984,286
Accordion Partners LLC	11/15/2031	656,191	656,191
Accuserve Solutions, Inc.	3/15/2030	1,970,013	2,273,092
Acquia, Inc.	11/1/2025	N/A	832,182
Alcami Corporation	12/21/2028	1,080,091	1,080,091
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	448,202	N/A
AlphaSense, Inc.	6/27/2029	4,641,664	4,641,664
Alpine Acquisition Corp II (48Forty)	11/30/2029	526,447	483,992
Alpine Acquisition Corp II (48Forty)	11/30/2029	N/A	N/A
AmeriLife Holdings, LLC	8/31/2028	742,492	742,492
Applause App Quality, Inc.	10/24/2029	1,046,175	1,307,719
Appriss Health, LLC (PatientPing)	5/6/2027	736,257	736,257
Aras Corporation	4/13/2029	727,344	727,344
Avalara, Inc.	10/19/2028	N/A	270,000
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	762,821
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	N/A	200,000
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	1,259,424
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	346,984
CareATC, Inc.	3/14/2026	945,362	945,362
Clever Devices Ltd.	6/12/2030	637,255	441,176
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	428,571
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	163,522
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	604,041	604,041
DNAnexus, Inc	12/20/2029	18,375,000	18,375,000
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	3,648,967
Douglas Holdings, Inc (Docupace)	8/27/2030	3,317,243	3,317,243
Douglas Holdings, Inc (Docupace)	8/27/2030	1,380,794	1,589,628
Douglas Holdings, Inc (Docupace)	8/27/2030	1,326,897	1,326,897
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	598,457	748,071
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	537,233	829,369
ESO Solutions, Inc.	5/3/2027	567,970	709,962
FirstUp, Inc	7/13/2027	38,620	N/A
Fusion Holding Corp. (Finalsite)	9/15/2027	149,518	299,035
Fusion Risk Management, Inc.	5/22/2029	642,857	642,857
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,428,571	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,276,190	N/A
GTY Technology Holdings Inc.	7/9/2029	N/A	1,016,653
GTY Technology Holdings Inc.	7/9/2029	1,295,079	394,917
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	2,352,941	2,352,941
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	322,581
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	193,548
ICIMS, Inc.	8/18/2028	1,290,644	1,160,129

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	March 31, 2025	December 31, 2024
InMoment, Inc.	6/8/2028	$1,513,103	N/A
Integrate.com, Inc.	12/17/2027	14,000	14,000
Integrity Marketing Acquisition, LLC	8/25/2028	14,941,249	15,422,318
Intercept Bidco, Inc.	6/3/2030	416,667	416,667
Intercept Bidco, Inc.	6/3/2030	277,778	277,778
James Perse Enterprises, Inc.	9/8/2027	2,801,869	3,006,884
Kaseya, Inc.	6/25/2029	N/A	412,951
Kaseya, Inc.	6/25/2029	N/A	416,280
Kellermeyer Bergensons Services, LLC	11/6/2028	N/A	39,048
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	5,826,746	5,826,746
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,330,698	2,330,698
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	1,121,737
Logicmonitor, Inc	11/19/2031	50,748	50,748
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	144,517	222,333
Madison Logic Holdings, Inc.	12/30/2027	752,321	752,321
Modigent, LLC (Pueblo)	8/23/2027	505,893	80,100
Modigent, LLC (Pueblo)	8/23/2028	968,230	1,536,784
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	109,582	328,745
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,646,924	1,646,924
Persado, Inc.	6/10/2027	N/A	101,431
PlayPower, Inc	8/28/2030	1,313,131	1,313,131
Pluralsight, Inc.	8/22/2029	3,775,409	3,775,409
Pluralsight, Inc.	8/22/2029	1,849,410	1,849,410
PMA Parent Holdings, LLC	1/31/2031	750,000	750,000
Rialto Management Group, LLC	12/5/2030	172,414	172,414
Sailpoint Technologies Holdings, Inc.	8/16/2028	371,281	371,281
SellerX Germany GmbH (Germany)	11/22/2029	N/A	1,346,022
SellerX Germany GmbH (Germany)	10/28/2026	538,409	538,409
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,460,107	1,460,107
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	1,908,116	1,908,116
Serrano Parent, LLC (Sumo Logic)	5/13/2030	697,970	697,970
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Sonny’s Enterprises, LLC	8/5/2027	74,446	132,940
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,482,759	4,482,759
Spark Buyer, LLC (Sparkstone)	10/15/2031	2,241,379	2,241,379
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	N/A	802,885
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	802,885	N/A
Streamland Media Midco LLC	3/31/2029	42,046	N/A
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	8,668,407	8,668,407
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	1,352,453	5,409,810
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	348,837
Titan Home Improvement, LLC (Renuity)	5/30/2030	290,698	290,698
Trintech, Inc.	7/25/2029	152,143	152,143
Vortex Companies, LLC	9/4/2029	140,839	140,839
Xactly Corporation	7/31/2027	854,898	854,898
Zendesk Inc.	11/22/2028	1,393,091	1,393,091
Zendesk Inc.	11/22/2028	573,626	573,626
Zilliant Incorporated	12/21/2027	296,296	296,296
Total Unfunded Balances		$134,741,912	$143,915,382

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

March 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

2023, the Company, the affiliated funds, and the Advisor, and certain other defendants filed motions to dismiss the lawsuit, which was fully briefed on February 12, 2024 and was argued in court on March 6, 2024. On November 8, 2024, the court issued a decision, granting in part and denying in part the motion to dismiss. As a result, on December 6, 2024, the plaintiffs filed an amended complaint containing substantially similar allegations but without the claims dismissed by the court. On January 23, 2025, the Company, the Advisor and the funds managed by it, along with other defendants, filed a motion to dismiss one of the counts in the amended complaint. As of the date of this report, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2025 and December 31, 2024, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At March 31, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $0.5 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2025 and 2024, expenses allocated pursuant to the Administration Agreement totaled $0.6 million and $0.6 million, respectively.

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
				$0.29	$24,672,416	$1,351,047

(1)
Dividends reinvested through purchase of shares in the open market.

The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
				$0.34	$19,640,870	$—

(1)
No dividend reinvestment plan was effective for the three months ended March 31, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the three months ended March 31, 2025, approximately $1.4 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2025:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	3,150	$8.54	$26,915

* Weighted-average price per share

No shares were repurchased by the Company under the Company Repurchase Plan for the three months ended March 31, 2024.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets from operations	$20,894,588	$5,057,141
Weighted average shares outstanding	85,077,619	62,047,859
Earnings (loss) per share	$0.25	$0.08

9. Subsequent Events

On April 29, 2025, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of April 30, 2026, unless further extended or terminated by the Company's Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

From April 1, 2025 through May 7, 2025, the Company repurchased 39,500 shares at a weighted average price of $6.70, for a total cost of $264,706.

On May 2, 2025, SVCP entered into Amendment No. 8 and Limited Waiver to the Operating Facility (the “Operating Facility Amendment”). The Operating Facility Amendment (i) clarified that, for purposes of the Operating Facility, “control” does not include “negative” control or “blocking” rights, and (ii) provided that the administrative agent and the lenders under the Operating Facility waived any default or event of default under the Operating Facility resulting from the failure of SVCP to cause TCPC Holdings Blocker, LLC, a Delaware limited liability company, to become a “Subsidiary Guarantor” within the time required under the Operating Facility.

On May 8, 2025, the Company’s Board of Directors declared a second quarter regular dividend of $0.25 per share and a special dividend of $0.04 per share, both payable on June 30, 2025 to shareholders of record as of the close of business on June 16, 2025.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

10. Financial Highlights

	Three Months Ended March 31,
	2025	2024
Per Common Share
Per share NAV at beginning of period	$9.23	$11.90

Investment operations:
Net investment income (1)	0.38	0.45
Net realized and unrealized gain (loss) (1)	(0.14)	(0.59)
Total from investment operations	0.24	(0.14)

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	—	(0.28)
Repurchase of common stock	0.00	—

Dividends to common shareholders	(0.29)	(0.34)

Per share NAV at end of period	$9.18	$11.14

Per share market price at end of period	$8.01	$10.43

Total return based on market value (3) (4)	(4.7)%	(6.7)%
Total return based on net asset value (3) (5)	2.6%	(3.6)%

Shares outstanding at end of period	85,077,297	85,591,134

Ratios to average common equity: (6)
Net investment income	16.4%	17.4%
Expenses before incentive fee	12.1%	11.5%
Expenses and incentive fee	12.1%	12.3%

Ending common shareholder equity	$781,318,924	$953,482,427
Portfolio turnover rate	3.7%	1.2%
Weighted-average debt outstanding	$1,149,296,631	$1,048,352,926
Weighted-average interest rate on debt	5.4%	4.7%
Weighted-average number of common shares	85,077,619	62,047,859
Weighted-average debt per share	$13.51	$16.90

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended March 31, 2025.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of March 31, 2025 (Unaudited)	$120,000	$7,204	—	N/A
Fiscal Year 2024	120,671	6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Funding Facility I
As of March 31, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Funding Facility II
As of March 31, 2025 (Unaudited)	$100,000	$7,204	—	N/A
Fiscal Year 2024	75,000	6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of March 31, 2025 (Unaudited)	$25,000	$7,204	—	N/A
Fiscal Year 2024	60,000	6,932	—	N/A
SBA Debentures
As of March 31, 2025 (Unaudited)	$122,000	$7,204	—	N/A
Fiscal Year 2024	131,500	6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
2019 Convertible Notes
As of March 31, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
2022 Convertible Notes
As of March 31, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2025

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
As of March 31, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of March 31, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of March 31, 2025 (Unaudited)	$92,000	$1,790	—	N/A
Fiscal Year 2024	92,000	1,789	—	N/A
2026 Notes
As of March 31, 2025 (Unaudited)	$325,000	$1,790	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of March 31, 2025 (Unaudited)	$325,000	$1,790	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A

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

March 31, 2025

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

March 31, 2025

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2025
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	$309,606	$11,376,522	$—	$(24,122)	$—	$—	$11,352,400
Hylan Global LLC, Parent Common Units	—	298,333	—	(298,333)	—	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	28,394	842,642	—	—	—	—	842,642
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,050,376	—	(434,383)	—	—	615,993
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	803,280	14,458,626	—	135,367	803,278	—	15,397,271
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	14,458,626	—	938,647	—	—	15,397,273
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	205,776	6,959,570	—	603,982	205,776	—	7,769,328
Total	$1,347,056	$49,444,695	$—	$921,158	$1,009,054	$—	$51,374,907

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Three Months Ended March 31, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at March 31, 2025
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/25	$1,792,693	$59,756,438	$—	$—	$—	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	1,490,805	51,054,000	—	—	—	—	51,054,000
Anacomp, Inc., Class A Common Stock	—	1,155,295	—	—	—	—	1,155,295
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	456,845	18,812,631	—	—	—	—	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	380,620	10,718,897	—	—	387,483	—	11,106,380
AA Acquisition Aggregator, LLC, Ordinary Shares	—	9,513,635	—	5,256,749	—	—	14,770,384
Conventional Lending TCP Holdings, LLC, Membership Units	396,402	14,543,083	—	(302,610)	—	—	14,240,473
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Fishbowl INC., Common Membership Units	—	—	—	—	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	342,325	7,843,476	—	(115,854)	297,555	—	8,025,177
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	5,016,017	—	(2,663,310)	—	—	2,352,707
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	60,889	—	(10,231)	—	—	50,658
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	1,235,527	—	(40,409)	—	—	1,195,118
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
Total	$4,859,690	$179,709,888	$—	$2,124,335	$685,038	$—	$182,519,261

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Stock	9/3/2020
AGY Equity, LLC, Class B Preferred Stock	9/3/2020
AGY Equity, LLC, Class C Common Stock	9/3/2020
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
INH Buyer, Inc. (IMA Health), A1 Preferred Stock	12/16/2024
INH Buyer, Inc. (IMA Health), Preferred Stock	12/16/2024
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
MXP Prime Platform GmbH (SellerX) (Germany) ,Warrants to Purchase Common Stock	11/23/2021
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH (Germany) ,Warrants to Purchase Preferred Series A1 Shares	4/30/2021
Razor Group GmbH (Germany) ,Warrants to Purchase Series C Shares	12/23/2022
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SellerX Germany GMBH & Co. KG (Germany) ,Warrants to Purchase Common Stock	7/26/2023
SellerX Germany GMBH & Co. KG (Germany) ,Warrants to Purchase Preferred New Super Senior Shares	7/26/2023
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd. (United Kingdom) ,Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc. ,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/2021
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/2023
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/2023
Fidelis (SVC) LLC, Series C Preferred Units	12/31/2019
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/2017
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
InMobi, Inc., Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2015
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/2018
Inotiv, Inc., Common Shares	3/30/2022
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Plate Newco 1 Limited (Avanti), Common Stock	4/13/2022
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH, Warrants to Purchase Series C Shares	12/23/2022
Razor US LP, Class A Preferred Units	2/28/2024
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/2019
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/2021
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings LP, LP Units	3/15/2024
Suited Connector, LLC, (Suco Investors, LP), Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
WorldRemit Group Limited, Series X Shares	6/24/2024
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/2021
WorldRemit Group Limited, Warrants to Purchase Series E Stock	3/15/2024

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC ("TCPC Funding II"), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the 1934 Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC ("BCIA"), an indirect wholly owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. All of the subsidiaries of the Company are treated as disregarded entities.

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally issued by BlackRock Capital Investment Corporation, a Delaware corporation ("BCIC"), and assumed by Merger Sub ("Merger Sub Facility"), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the "2025 Notes"), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and $132.0 million in committed leverage from the SBA (the “SBA Program”) and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2025 Notes, the 2026 Notes and the 2029 Notes, the “Leverage Program”). Prior to being repaid on August 23, 2024, debt included $250.0 million in unsecured notes due August 2024 issued by the Company (the "2024 Notes").

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2025, 82.6% of our total assets were invested in qualifying assets.

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the "Amended and Restated Investment Advisory Agreement"), pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor’s base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The Company also entered into a fee waiver agreement with the Advisor (the "Fee Waiver Agreement"). The Fee Waiver Agreement provided that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. For the three months ended March 31, 2025, the Advisor waived $1.8 million in management fees.

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

As of March 31, 2025, 0.0% of our investments were categorized as Level 1, 1.2% were categorized as Level 2, 98.7% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended March 31, 2025, we invested approximately $66.0 million, comprised of new investments in 2 new and 9 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $60.5 million, or 91.7% of total acquisitions, were in senior secured loans. The remaining $5.5 million, or 8.3% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $84.9 million in proceeds from sales or repayments of investments during the three months ended March 31, 2025.

During the three months ended March 31, 2024, we invested approximately $607.0 million, of which $587.0 million of investments were acquired as a result of the Merger, which were comprised of 95.8% in senior secured loans, 3.1% in unsecured or subordinated debt securities and 1.1% in equity investments.The remaining $20.0 million of investments made by the Company during the three months ended March 31, 2024, included new investments in 4 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $18.9 million, or 94.5% of total acquisitions, were in senior secured loans. The remaining $1.1 million (5.5% of total acquisitions) was comprised of equity investments. Additionally, we received approximately $24.3 million in proceeds from sales or repayments of investments during the three months ended March 31, 2024.

At March 31, 2025, our consolidated investment portfolio of $1,769.3 million (at fair value) consisted of 146 portfolio companies and was invested 90.1% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.6% in senior secured loans, 3.4% in senior secured notes, 0.1% in unsecured debt and 9.9% in equity investments. Our average portfolio company investment at fair value was approximately $12.1 million. Our largest portfolio company investment based on fair value was approximately 6.3% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 19.8% of our portfolio at March 31, 2025.

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

The industry composition of our portfolio at fair value at March 31, 2025 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	14.0%
Software	12.9%
Diversified Financial Services	11.2%
Professional Services	7.0%
Diversified Consumer Services	6.7%
Health Care Technology	4.1%
Healthcare Providers and Services	3.2%
Road and Rail	3.1%
Automobiles	3.0%
Textiles, Apparel and Luxury Goods	2.8%
Construction and Engineering	2.7%
Media	2.7%
Capital Markets	2.6%
IT Services	2.6%
Paper and Forest Products	2.2%
Specialty Retail	2.0%
Technology Hardware, Storage and Peripherals	2.0%
Insurance	1.9%
Consumer Finance	1.6%
Real Estate Management and Development	1.2%
Machinery	1.1%
Containers and Packaging	1.0%
Life Sciences Tools and Services	1.0%
Commercial Services and Supplies	1.0%
Other	6.4%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 12.2% at March 31, 2025 and 12.4% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.8% at March 31, 2025 and 11.1% at December 31, 2024. At March 31, 2025, 94.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 6.0% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.9% at March 31, 2025. Debt and preferred equity investments in eight portfolio companies were on non-accrual status as of March 31, 2025, representing 4.4% of the portfolio at fair value and 12.6% at cost. At December 31, 2024, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.5% at December 31, 2024. Debt and preferred equity investments in twelve portfolio companies were on non-accrual status as of December 31, 2024, representing 5.6% of the portfolio at fair value and 14.4% at cost.

Results of operations

Investment income

Investment income totaled $55.9 million and $55.7 million, respectively, for the three months ended March 31, 2025 and 2024, of which $52.6 million and $54.7 million were attributable to interest and fees on our debt investments, $3.3 million and $1.0 million to dividend income and $0.0 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $2.4 million and $0.4 million of non-recurring income related to prepayments and $0.2 million and $0.1 million in amendment fees for the three months ended March 31, 2025 and 2024, respectively. The increase in investment income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily reflects an increase in dividend income and additional investment income earned on investments acquired as a result of the Merger, partially offset by lower interest income due to lower SOFR rates during the three months ended March 31, 2025.

Expenses

Total operating expenses for the three months ended March 31, 2025 and 2024 were $23.7 million and $27.5 million, respectively, comprised of $17.1 million and $13.2 million in interest expense and related fees, $5.5 million and $5.8 million in base management fees, $1.8 million and $0.0 million in management fee waivers, $0.9 million and $0.9 million in professional fees, $0.6 million and $0.6 million in administrative expenses, $0.0 million and $5.9 million in incentive fee expense, $1.4 million and $1.1 million in other expenses, respectively. The decrease in operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily reflects a decrease in incentive fee expense due to the Company not accruing incentive fees in the three months ended March 31, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle and a decrease in management fees due to the application of a management fee waiver during the three months ended March 31, 2025, partially offset by an increase in interest expense as a result of the higher debt outstanding assumed as a result of the Merger and the issuance of the 2029 Notes.

Net investment income

Net investment income was $32.2 million and $28.3 million, respectively, for the three months ended March 31, 2025 and 2024. The increase in net investment income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily reflects the decrease in expenses during the three months ended March 31, 2025.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2025 and 2024 was $(40.9) million and $(0.2) million, respectively. Net realized loss for the three months ended March 31, 2025 was comprised primarily of $24.5 million, $7.6 million, and $6.7 million in losses from the dispositions of our investments in Securus, CIBT, and McAfee, respectively.

For the three months ended March 31, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $29.6 million and $(23.0) million, respectively. The change in net unrealized appreciation for the three months ended March 31, 2025 primarily reflects $23.9 million, $7.5 million and $5.3 million reversals of previously recognized unrealized losses from the dispositions of our investments in Securus, CIBT and McAfee, respectively, a $10.8 million unrealized gain on our investment in Job and Talent and a $5.3 million unrealized gain on our investment in AutoAlert, partially offset by an $8.0 million unrealized loss on our investment in Razor, a $2.7 million unrealized loss on our investment in Gordon Brothers, a $2.3 million unrealized loss on our investment in Alpine, and a $2.3 million unrealized loss on our investment in Brook & Whittle. The change in net unrealized depreciation for the three months ended March 31, 2024 of $(23.0) million is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the three months ended March 31, 2024 primarily reflects a $13.4 million unrealized loss on our investment in Edmentum, a $13.2 million unrealized loss on our investment in Razor, a $6.8 million unrealized loss on our investment in Aventiv, a $6.4 million unrealized loss on our investment in Astra, a $3.3 million unrealized loss on our investment in Thras.io and a $3.1 million unrealized loss on our investment in 36th Street Capital, partially offset by a $6.3 million reversal of previously recognized unrealized loss upon the restructure of our investment in Perch.

Incentive compensation

Incentive fees, included in operating expenses for the three months ended March 31, 2025 and 2024 were $0.0 million and $5.9 million. The decrease in incentive fee expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to the Company not accruing incentive fees for the three months ended March 31, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the three months ended March 31, 2025.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $20.9 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. The higher net increase in net assets resulting from operations during the three months ended March 31, 2025 was primarily due to lower net realized and unrealized losses and higher net investment income compared to the three months ended March 31, 2024.

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

	Three months ended March 31,
	2025		2024
	Amount	Per Share	Amount	Per Share
Net investment income	$32,202,669	0.38	$28,261,273	0.46
Less: Purchase accounting discount amortization	1,502,373	0.02	539,491	0.01
Adjusted net investment income	$30,700,296	0.36	$27,721,782	0.45

Net realized and unrealized gain (loss)	$(11,308,081)	(0.13)	$(23,204,132)	(0.37)
Less: Realized gain (loss) due to the allocation of purchase discount	2,685,479	0.03	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(4,187,852)	(0.05)	21,347,357	0.34
Adjusted net realized and unrealized gain (loss)	$(9,805,708)	(0.11)	$(44,551,489)	(0.71)

Net increase (decrease) in net assets resulting from operations	$20,894,588	0.25	$5,057,141	0.08
Less: Purchase accounting discount amortization	1,502,373	0.02	539,491	0.01
Less: Realized gain (loss) due to the allocation of purchase discount	2,685,479	0.03	—	—
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(4,187,852)	(0.05)	21,347,357	0.34
Adjusted net increase (decrease) in assets resulting from operations	$20,894,588	0.25	$(16,829,707)	(0.27)

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the three months ended March 31, 2025, approximately $1.4 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2025:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	3,150	$8.54	$26,915

No shares were repurchased by the Company under the Company Repurchase Plan for the three months ended March 31, 2024.

Total leverage outstanding and available under the combined Leverage Program at March 31, 2025 were as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$120,000,000	$180,000,000	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	25,000,000	240,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	122,000,000	10,000,000	132,000,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,298,791	—	325,298,791
2029 Notes ($325 million par)	2029	6.95%		321,904,509	—	321,904,509
Total leverage				1,106,203,300	$530,000,000	$1,636,203,300
Unamortized issuance costs				(7,299,104)
Debt, net of unamortized issuance costs				$1,098,904,196

(1)
Except for the 2026 Notes and 2029 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
The outstanding amount was subject to a SOFR credit adjustment of 0.10%.
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2025, the Company’s asset coverage ratio was 179.0%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $132.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash provided by operating activities during the three months ended March 31, 2025 was $52.5 million, consisting primarily of $21.7 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $30.8 million.

Net cash used by financing activities was $45.0 million during the three months ended March 31, 2025, consisting primarily of a $20.3 million in net credit facility repayments, $24.7 million in dividends paid to common shareholders and $0.0 million in repurchases of shares.

At March 31, 2025, we had $99.1 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2025, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
				$0.29	$24,672,416	$1,351,047

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
				$0.34	$19,640,870	$—

(1)
No dividend reinvestment plan was effective for the three months ended March 31, 2024.

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

Recent Developments

From April 1, 2025 through May 7, 2025, the Company has invested approximately $43.6 million primarily in two senior secured loans with a combined effective yield of approximately 10.0%.

On April 29, 2025, the Company’s Board of Directors re-approved the Company Repurchase Plan, to be in effect through the earlier of April 30, 2026, unless further extended or terminated by the Company's Board of Directors, or such time as the approved $50 million repurchase amount has been fully utilized, subject to certain conditions.

From April 1, 2025 through May 7, 2025, the Company repurchased 39,500 shares at a weighted average price of $6.70, for a total cost of $264,706.

On May 2, 2025, SVCP entered into Amendment No. 8 and Limited Waiver to the Operating Facility (the “Operating Facility Amendment”). The Operating Facility Amendment (i) clarified that, for purposes of the Operating Facility, “control” does not include “negative” control or “blocking” rights, and (ii) provided that the administrative agent and the lenders under the Operating Facility waived any default or event of default under the Operating Facility resulting from the failure of SVCP to cause TCPC Holdings Blocker, LLC, a Delaware limited liability company, to become a “Subsidiary Guarantor” within the time required under the Operating Facility.

On May 8, 2025, the Company’s Board of Directors declared a second quarter regular dividend of $0.25 per share and a special dividend of $0.04 per share, both payable on June 30, 2025 to shareholders of record as of the close of business on June 16, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2025, 94.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2025 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$39,391,880	$0.46
Up 200 basis points	26,261,253	0.31
Up 100 basis points	13,130,627	0.15
Down 100 basis points	(13,130,627)	(0.15)
Down 200 basis points	(26,014,014)	(0.31)
Down 300 basis points	(37,600,879)	(0.44)

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

PART II - Other Information.

Item 1. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. The Company, the affiliated funds and the Advisor intend to vigorously defend against these claims and filed a motion to dismiss the lawsuit on November 6, 2023, which was argued in court on March 6, 2024. On November 8, 2024, the court issued a decision, granting in part and denying in part the motion to dismiss. As a result, on December 6, 2024, the plaintiffs filed an amended complaint containing substantially similar allegations but without the claims dismissed by the court. On January 23, 2025, the Company, the Advisor and the funds managed by it, along with other defendants, filed a motion to dismiss one of the counts in the amended complaint, which remains pending. As of the date of this report, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Tariffs may adversely affect us or our portfolio companies.

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect the results of their operations, and may cause a general economic slowdown or recession. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us, our portfolio companies or the economy.

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

Efforts by the Federal Reserve and other central banks globally to combat inflation and restore price stability, as well as other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or to what extent a recession will occur in the near future.

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

In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment under the Operating Facility, Funding Facility II and the Merger Sub Facility (collectively, the "Credit Facilities"), thereby materially and adversely affecting our liquidity, financial condition and results of operations.

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

As of March 31, 2025, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

The Operating Facility also has certain “key man” provisions. For example, it is an event of default if the Advisor is controlled by any person or group other than (i) BlackRock, Inc. or a wholly-owned subsidiary of BlackRock, Inc. or (ii) any two of the listed individuals (or any replacement manager or individual reasonably acceptable to the administrative agent and approved by the required lenders), provided that if the Advisor is no longer under the control of at least two of such four individuals (or their previously approved replacements) through an event resulting in the death or disability of such individuals, the Advisor has 60 calendar days to replace such individuals with other managers or individuals reasonably acceptable to the administrative agent and approved by the required lenders, provided further that a default (but not an event of default) shall be deemed to exist during such period.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2025.

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	3,150	$8.54	$26,915

No shares were repurchased by the Company under the Company Repurchase Plan for the three months ended March 31, 2024.

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first quarter of the year ended December 31, 2025 and for each fiscal quarter in the years ended December 31, 2024 and December 31, 2023. On March 31, 2025, the reported closing price of our common stock was $8.01 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2025
First Quarter	$9.18	$9.45	$7.72	2.9%	(15.9)%	$0.29
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$—
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59

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
10.1

Amendment No. 8 and Limited Waiver to Amended & Restated Senior Secured Revolving Credit Agreement, dated May 2, 2025, by and among Special Value Continuation Partners LLC, the subsidiary guarantors party thereto, ING Capital LLC, as administrative agent, arranger and bookrunner and the lenders party thereto*

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

* Filed herewith.

**Exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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

BlackRock TCP Capital Corp.

Date: May 8, 2025	By:	/s/ Phil Tseng
	Name:	Phil Tseng
	Title:	Chief Executive Officer

Date: May 8, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer