Form 10-Q
period 2025-06-30
BlackRock TCP Capital Corp.
filed 2025-08-07
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 7, 2025 was 85,036,467.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,678,142,294 and $1,737,804,418, respectively)	$1,572,754,933	$1,565,603,753
Non-controlled, affiliated investments (cost of $60,684,317 and $59,606,472, respectively)	48,240,284	49,444,695
Controlled investments (cost of $225,604,659 and $221,803,172, respectively)	171,339,626	179,709,888
Total investments (cost of $1,964,431,270 and $2,019,214,062, respectively)	1,792,334,843	1,794,758,336

Cash and cash equivalents	107,317,578	91,589,702
Interest, dividends and fees receivable	22,972,092	22,784,825
Receivable for investments sold	8,240,705	4,487,697
Deferred debt issuance costs	4,968,000	6,235,009
Due from broker	—	817,969
Prepaid expenses and other assets	1,135,382	2,357,825
Total assets	1,936,968,600	1,923,031,363

Liabilities
Debt (net of deferred issuance costs of $6,623,403 and $7,974,601, respectively)	1,174,640,591	1,118,340,225
Interest and debt related payables	8,515,799	8,306,126
Payable for investments purchased	5,018,897	99,494
Management fees payable	3,486,216	5,750,971
Reimbursements due to the Advisor	1,395,800	932,224
Interest Rate Swap, at fair value	—	731,830
Accrued expenses and other liabilities	3,434,359	3,746,826
Total liabilities	1,196,491,662	1,137,907,696

Commitments and contingencies (Note 5)

Net assets	$740,476,938	$785,123,667

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,036,467 and 85,080,447 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$85,036	$85,080
Paid-in capital in excess of par	1,730,756,125	1,731,057,459
Distributable earnings (loss)	(990,364,223)	(946,018,872)
Total net assets	740,476,938	785,123,667
Total liabilities and net assets	$1,936,968,600	$1,923,031,363

Net assets per share	$8.71	$9.23

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$41,609,217	$63,562,637	$85,065,954	$112,208,830
Non-controlled, affiliated investments	338,648	384,684	676,647	732,319
Controlled investments	2,270,542	2,696,570	4,579,811	5,555,650
PIK interest income:
Non-controlled, non-affiliated investments	5,449,424	2,034,356	11,238,339	4,440,033
Non-controlled, affiliated investments	—	—	—	92,675
Controlled investments	394,202	353,752	1,075,763	703,721
Dividend income:
Non-controlled, non-affiliated investments	449,575	594,372	885,526	906,696
Non-controlled, affiliated investments	213,493	1,018,486	1,222,550	1,732,189
Controlled investments	738,497	878,075	2,607,357	878,075
Other income:
Non-controlled, non-affiliated investments	1,399	3,293	1,965	5,346
Total investment income	51,464,997	71,526,225	107,353,912	127,255,534

Operating expenses
Interest and other debt expenses	17,087,833	19,726,829	34,172,466	32,957,053
Management fees	5,461,118	6,563,189	10,944,962	12,382,694
Professional fees	947,452	681,923	1,814,899	1,601,599
Administrative expenses	509,930	594,208	1,151,394	1,155,211
Insurance expense	218,463	205,953	436,926	351,066
Director fees	192,500	197,500	385,000	414,219
Custody fees	91,348	99,145	184,533	189,065
Incentive fees	—	6,815,672	—	12,696,050
Other operating expenses	1,182,050	816,274	2,114,708	1,421,772
Total operating expenses, before management fee waiver	25,690,694	35,700,693	51,204,888	63,168,729
Management fee waiver (Note 3)	(1,820,372)	—	(3,648,320)	—
Total operating expenses, after management fee waiver	23,870,322	35,700,693	47,556,568	63,168,729

Net investment income	27,594,675	35,825,532	59,797,344	64,086,805

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(66,287,884)	(22,703,792)	(107,205,222)	(22,871,869)
Non-controlled, affiliated investments	—	(12,810,138)	—	(12,810,138)
Interest Rate Swap	(9,491)	—	(9,491)	—
Net realized gain (loss)	(66,297,375)	(35,513,930)	(107,214,713)	(35,682,007)

Net change in unrealized appreciation (depreciation) (1):
Non-controlled, non-affiliated investments	40,313,699	(57,619,007)	66,868,692	(63,771,066)
Non-controlled, affiliated investments	(3,203,412)	8,310,670	(2,282,254)	(6,067,358)
Controlled investments	(14,296,084)	(2,137,940)	(12,171,749)	(4,650,847)
Interest Rate Swap	(18,087)	(141,842)	(9,316)	(134,903)
Net change in unrealized appreciation (depreciation)	22,796,116	(51,588,119)	52,405,373	(74,624,174)

Net realized and unrealized gain (loss)	(43,501,259)	(87,102,049)	(54,809,340)	(110,306,181)

Net increase (decrease) in net assets resulting from operations	$(15,906,584)	$(51,276,517)	$4,988,004	$(46,219,376)

Basic and diluted earnings (loss) per share	$(0.19)	$(0.60)	$0.06	$(0.63)

Basic and diluted weighted average common shares outstanding	85,042,931	85,591,134	85,060,179	73,819,497

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 for the six months ended June 30, 2024 (see Note 12).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

Repurchase of common stock	(3,150)	(3)	(26,912)	—	(26,915)
Net investment income	—	—	—	32,202,669	32,202,669
Net realized and unrealized gain (loss)	—	—	—	(11,308,081)	(11,308,081)
Dividends paid to shareholders	—	—	—	(24,672,416)	(24,672,416)
Balance at March 31, 2025	85,077,297	$85,077	$1,731,030,547	$(949,796,700)	$781,318,924

Repurchase of common stock	(40,830)	(41)	(274,422)	—	(274,463)
Net investment income	—	—	—	27,594,675	27,594,675
Net realized and unrealized gain (loss)	—	—	—	(43,501,259)	(43,501,259)
Dividends paid to shareholders	—	—	—	(24,660,939)	(24,660,939)
Balance at June 30, 2025	85,036,467	$85,036	$1,730,756,125	$(990,364,223)	$740,476,938

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Net investment income	—	—	—	28,261,273	28,261,273
Net realized and unrealized gain (loss)	—	—	—	(23,204,132)	(23,204,132)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at March 31, 2024	85,591,134	$85,591	$1,248,080,041	$(294,683,205)	$953,482,427

Net investment income	—	—	—	35,825,532	35,825,532
Net realized and unrealized gain (loss)	—	—	—	(87,102,049)	(87,102,049)
Dividends paid to shareholders	—	—	—	(29,100,986)	(29,100,986)
Balance at June 30, 2024	85,591,134	$85,591	$1,248,080,041	$(375,060,708)	$873,104,924

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$4,988,004	$(46,219,376)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	107,214,713	35,682,007
Change in net unrealized (appreciation) depreciation of investments	(52,405,373)	74,624,174
Net amortization of investment discounts and premiums	(7,353,577)	(8,917,216)
Amortization of original issue discount on debt	119,956	168,593
Interest and dividend income paid in kind	(12,314,102)	(7,644,181)
Amortization of deferred debt issuance costs	2,618,207	2,017,896
Cash acquired in the Merger	—	11,670,610
Merger costs capitalized into purchase price	—	(2,366,408)
Changes in assets and liabilities (1):
Purchases of investments (2)	(163,597,176)	(142,018,224)
Proceeds from disposition of investments	132,596,189	209,290,364
Decrease (increase) in interest, dividends and fees receivable	(1,786,299)	2,426,108
Decrease (increase) in due from broker	851,683	997,346
Decrease (increase) in receivable for investments sold	(3,753,008)	671,442
Decrease (increase) in prepaid expenses and other assets	1,222,443	(422,524)
Increase (decrease) in payable for investments purchased	4,919,403	(1,554,064)
Increase (decrease) in incentive fees payable	—	104,336
Increase (decrease) in interest and debt related payables	209,673	1,116,938
Increase (decrease) in Interest Rate Swap, at fair value	(774,861)	(835,923)
Increase (decrease) in reimbursements due to the Advisor	463,576	(175,858)
Increase (decrease) in management fees payable	(2,264,755)	(7,578,769)
Increase (decrease) in accrued expenses and other liabilities	(312,467)	(1,205,669)
Net cash provided by (used in) operating activities	10,642,229	119,831,602

Financing activities
Draws on credit facilities	137,000,000	113,800,092
Repayments of credit facility draws	(82,279,620)	(411,091,157)
Payments of debt issuance costs	—	(5,500,000)
Dividends paid to shareholders (3)	(49,333,355)	(55,999,047)
Repurchase of shares	(301,378)	—
Proceeds from issuance of unsecured notes	—	321,386,000
Net cash provided by (used in) financing activities	5,085,647	(37,404,112)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	15,727,876	82,427,490
Cash and cash equivalents (including restricted cash) at beginning of period	91,589,702	112,241,946
Cash and cash equivalents (including restricted cash) at end of period	$107,317,578	$194,669,436

Supplemental cash flow information
Interest payments	$30,489,695	$29,135,531
Excise tax payments	$478,159	$165,495

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$—	$586,983,708
Interest, dividends and fees receivable	—	10,373,421
Due from broker	—	2,048,141
Other assets	—	3,731,006
Total non-cash assets acquired	$—	$603,136,276
Liabilities assumed:
Debt	$—	$315,296,749
Dividends payable	—	7,257,191
Management fees payable	—	1,888,664
Interest Rate Swap, at fair value	—	1,674,309
Incentive fees payable	—	1,363,625
Other liabilities	—	4,495,330
Total liabilities assumed	$—	$331,975,868
Issuance of shares in connection with the Merger	$—	$280,464,610
Merger costs capitalized into purchase price	$—	$2,366,408

(1)
Adjusted for assets acquired and liabilities assumed as a result of the Merger (as defined in Note 1 “Organization and Nature of Operations”), as applicable for the six months ended June 30, 2024.
(2)
Excludes $586,983,708 of cost of investments acquired in connection with the Merger for the six months ended June 30, 2024.
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
(5)
Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company's initial cost basis in the investments, and reflects the impact of a $21,886,848 purchase discount for the six months ended June 30, 2024.

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$13,306,506	$13,193,280	$13,173,441	0.69%	N
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(58,133)	(65,625)	0.00%	K/N
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(58,133)	(65,625)	0.00%	K/N
								13,077,014	13,042,191	0.69%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$7,577,113	7,524,404	7,577,113	0.40%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	6.86%	11.19%	2/25/2026	$448,202	442,520	448,202	0.02%	G/N
AutoAlert, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	3/31/2028	$18,812,631	18,812,631	18,812,631	0.99%	F/N
AutoAlert, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.40% PIK	13.70%	3/31/2029	$11,482,833	11,482,833	11,482,833	0.60%	F/N
								38,262,388	38,320,779	2.01%
Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	8/1/2030	$1,990,394	1,955,049	1,998,356	0.11%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.40%	4/30/2027	$9,403,496	9,218,016	8,115,217	0.43%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	3/1/2030	$1,614,583	1,559,543	1,574,219	0.08%	N
								12,732,608	11,687,792	0.62%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	11.75%	2/8/2027	$22,291,007	22,229,894	22,402,462	1.18%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	11.79%	2/8/2027	$17,285,388	17,204,048	17,285,388	0.91%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$5,223,783	4,973,565	5,276,021	0.28%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$—	(13,344)	—	0.00%	K/N
								44,394,163	44,963,871	2.37%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	12/26/2030	$487,500	478,706	475,800	0.03%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.90% Cash +3.50% PIK	9.68%	11/6/2028	$1,394,427	1,364,989	1,394,427	0.07%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.15% Cash +7.00% PIK	12.43%	11/6/2028	$626,038	428,878	626,038	0.03%	N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$1,684,490	1,625,770	1,664,540	0.09%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$1,168,435	1,131,321	1,154,597	0.06%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$1,573,051	1,520,524	1,546,527	0.08%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2027	$168,631	158,693	163,628	0.01%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.73%	8/31/2029	$10,383,054	10,170,605	10,383,054	0.55%	N
								16,879,486	17,408,611	0.92%
Construction and Engineering
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.82%	5/16/2030	$468,293	444,377	440,000	0.02%	N
Brown & Settle, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.83%	5/16/2030	$9,024,390	8,802,147	8,762,683	0.46%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	9.65%	13.97%	4/14/2030	$1,641,996	1,095,615	1,641,996	0.09%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	6.65%	10.96%	4/14/2030	$2,898,055	2,898,055	2,898,055	0.15%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	8.15%	12.46%	4/14/2030	$1,253,783	1,253,783	1,253,783	0.07%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	9.65%	13.96%	4/14/2030	$5,452,570	5,452,570	5,452,570	0.29%	N
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$—	(35,612)	(17,806)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$—	(13,355)	(6,677)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$5,119,237	5,016,852	5,068,045	0.27%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$—	(4,750)	(1,963)	0.00%	K/N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$1,088,018	1,072,126	1,084,754	0.06%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	2.00%	6.25%	10.33%	4/5/2029	$11,563,401	$11,430,987	$10,888,098	0.57%	B/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$2,768,081	2,733,651	2,781,921	0.15%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$6,761,737	6,579,390	6,795,546	0.36%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$8,621,717	8,507,768	8,578,609	0.45%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$1,265,776	1,253,826	1,259,447	0.07%	N
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$—	(16,968)	(17,333)	0.00%	K/N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$1,846,512	1,800,349	1,864,977	0.10%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$—	—	3,488	0.00%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$879,752	846,271	877,113	0.05%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$652,441	633,768	650,484	0.03%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$851,880	840,650	849,324	0.04%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$422,856	434,258	421,588	0.02%	N

Vortex Companies, LLC	Sr Secured Revolver	Prime	1.00%	4.00%	11.50%	9/4/2029	$28,804	28,315	28,335	0.00%	N
								61,054,073	61,557,037	3.25%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(M)	1.00%	9.10%	13.42%	9/21/2027	$12,058,668	11,735,374	11,938,081	0.63%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.43%	9/21/2027	$4,019,556	3,915,237	3,979,360	0.21%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$411,316	402,247	401,486	0.02%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$4,254,251	4,118,624	4,179,011	0.22%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.68%	12/14/2027	$8,146,037	8,009,232	7,958,678	0.42%	N
								28,180,714	28,456,616	1.50%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.65%	11.98%	12/14/2029	$17,639,207	16,906,920	7,038,043	0.37%	C/N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	5.65% Cash + 0.75% PIK	10.70%	2/17/2027	$5,031,260	4,927,630	5,094,151	0.27%	N
								21,834,550	12,132,194	0.64%
Diversified Consumer Services
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.59%	4/10/2031	$—	(16,045)	(8,333)	0.00%	K/N
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.46%	4/10/2031	$28,333,385	28,062,368	28,191,718	1.48%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.55%	9/14/2029	$3,571,608	3,449,005	3,485,878	0.18%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	12.75%	9/15/2027	$276,607	274,674	271,705	0.01%	N
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	0.00%	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$63,345,275	59,486,911	12,922,436	0.68%	C/H/N
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	0.00%	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$6,864,777	6,114,187	—	0.00%	C/H/N
Razor Group Holdings II, Inc. (Germany)	First Out Delayed Draw Term Loan	Fixed	0.00%	15.00%	15.00%	9/15/2027	$1,461,580	1,461,580	2,239,140	0.12%	H/N
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.26%	10/28/2026	$807,613	798,614	807,613	0.04%	H/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.31%	6/18/2029	$7,909,228	8,328,327	7,909,228	0.42%	H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	9.00%	13.31%	12/31/2028	$7,072,231	7,072,231	7,072,231	0.37%	H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	9.00%	13.31%	12/31/2028	$8,114,159	8,114,159	8,114,159	0.43%	H/N
Thras.io, LLC	First Out Term Loan	SOFR(M)	1.00%	10.11% PIK	14.44%	6/18/2029	$6,297,579	6,167,831	6,297,579	0.33%	N
Thras.io, LLC	Second Out Term Loan	SOFR(M)	1.00%	10.11% PIK	14.44%	6/18/2029	$18,268,660	15,397,713	13,935,334	0.73%	C/N
								144,711,555	91,238,688	4.79%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	12.00%	12.00%	11/30/2025	$59,756,438	59,756,438	59,756,438	3.15%	E/F/N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$—	(2,907)	(2,625)	0.00%	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.56%	11/15/2031	$157,485	153,081	153,549	0.01%	N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$5,890,954	5,864,424	5,867,391	0.31%	N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$2,330,930	2,317,512	2,288,973	0.12%	N
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$—	(11,674)	(35,460)	0.00%	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$—	$(1,999)	$(2,000)	0.00%	K/N
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$800,000	792,001	792,000	0.04%	N
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	11.26%	15.56%	11/3/2025	$19,115,226	18,976,757	19,115,226	1.01%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$7,683,981	7,393,618	7,615,044	0.40%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$2,134,439	2,053,770	2,115,290	0.11%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	15.30%	6/8/2029	$34,644,008	10,575,543	128,183	0.01%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.94%	7/5/2026	$22,633,544	22,420,455	22,588,277	1.19%	N
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$—	(1,562)	—	0.00%	I/K/N
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$4,772,414	4,729,361	4,801,048	0.25%	I/N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	5/14/2031	$18,227,001	18,143,725	18,172,320	0.96%	N
								153,158,543	143,353,654	7.56%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$—	(60,492)	(237,586)	-0.01%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	10/15/2031	$224,138	224,138	105,345	0.01%	N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$11,150,862	10,996,404	10,559,866	0.56%	N
								11,160,050	10,427,625	0.56%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	0.00%	0.00%	0.00%	9/2/2025	$2,110,141	2,110,141	—	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	0.00%	0.00%	0.00%	12/31/2025	$6,578,877	6,578,877	40,789	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	0.00%	0.00%	0.00%	12/31/2025	$5,535,517	5,535,517	1,022,410	0.05%	D/F/H/N
								14,224,535	1,063,199	0.05%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.90%	9.22%	5/6/2027	$5,382,416	5,310,117	5,382,416	0.28%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.90%	9.22%	5/6/2027	$—	(5,672)	—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.66%	3/14/2026	$21,081,367	20,865,522	20,849,472	1.10%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.66%	3/14/2026	$—	(3,500)	(10,399)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.09%	5/3/2027	$32,182,664	31,679,030	32,021,751	1.69%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.09%	5/3/2027	$2,366,541	2,338,974	2,354,709	0.12%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.38%	10/2/2028	$7,744,557	7,614,550	7,380,563	0.39%	N
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$—	(551)	(1,111)	0.00%	K/N
MRO Parent Corporation	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$—	(1,102)	(1,111)	0.00%	K/N
MRO Parent Corporation	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$851,852	839,116	839,074	0.04%	N
								68,636,484	68,815,364	3.62%
Healthcare Providers and Services
INH Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	8.50%	12.90%	3/2/2026	$—	—	(4,239)	0.00%	K/N
INH Buyer, Inc.	First Lien Amendment No. 8 Term Loan	SOFR(Q)	0.00%	8.50% PIK	12.90%	3/2/2026	$269,321	269,321	265,281	0.01%	N
INH Buyer, Inc.	First Lien Term Loan	SOFR(Q)	0.00%	7.00%	11.40%	6/28/2028	$8,313,711	6,584,206	1,646,115	0.09%	C/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.33%	5/4/2028	$13,784,079	13,470,159	13,555,520	0.71%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.33%	5/4/2028	$3,205,352	3,187,274	3,152,203	0.17%	N
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.58%	12/23/2027	$2,468,750	2,444,063	2,468,750	0.13%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.26%	13.54%	11/13/2028	$34,410,390	33,565,598	34,410,390	1.81%	G/N
								59,520,621	55,494,020	2.92%
Hotels, Restaurants and Leisure
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2031	$—	(1,421)	(2,903)	0.00%	K/N
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2030	$—	(1,890)	(1,935)	0.00%	K/N
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.33%	5/16/2031	$677,419	667,409	667,258	0.04%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.57%	6/3/2027	$5,328,407	$5,163,504	$5,302,054	0.28%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.57%	6/3/2027	$3,326,779	3,166,885	3,310,326	0.17%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	10.57%	6/3/2027	$438,327	434,796	436,159	0.02%	H/N
								9,429,283	9,710,959	0.51%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.56%	11/9/2029	$5,271,841	5,078,454	5,324,559	0.28%	N

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	4.75%	9.01%	8/31/2029	$7,244,778	6,995,569	7,244,778	0.38%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.08%	8/31/2028	$61,875	54,901	61,874	0.00%	N
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$—	(3,880)	(7,764)	0.00%	K/N
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$—	(2,587)	(2,588)	0.00%	K/N
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.29%	7/1/2032	$3,105,469	3,074,417	3,074,414	0.16%	N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$2,366,127	2,347,939	2,366,127	0.12%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$—	(300,869)	—	0.00%	K/N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.60%	10/1/2026	$745,755	734,441	745,755	0.04%	N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.60%	10/1/2026	$5,849,375	5,761,587	5,849,375	0.31%	N
IT Parent, LLC	Sr Secured Revolver	SOFR(A)	1.00%	6.35%	10.32%	10/1/2026	$875,000	862,422	875,000	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.67%	10/1/2026	$3,098,802	3,068,390	3,098,802	0.16%	N
								22,592,330	23,305,773	1.22%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	SOFR(Q)	0.75%	8.26%	12.54%	12/14/2028	$16,815,342	16,380,536	16,689,227	0.88%	G/N

Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.43%	11/1/2026	$1,891,323	1,889,024	1,891,323	0.10%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.41%	11/1/2026	$25,299,736	25,257,421	25,299,736	1.33%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	10.14%	14.44%	10/25/2029	$27,879,880	20,344,734	—	0.00%	C/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(5,606)	—	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$4,283,754	4,171,329	4,289,513	0.23%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(20,348)	—	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$15,528,609	15,121,692	15,549,484	0.82%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash +5.00% PIK	12.32%	8/19/2028	$61,461,590	61,461,590	61,461,590	3.24%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed	0.00%	9.50% PIK	9.50%	8/19/2028	$3,954,447	1,464,569	3,744,861	0.20%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$249,357	239,851	249,357	0.01%	N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$5,500,000	5,278,428	5,596,861	0.29%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	5.26% PIK	9.56%	5/27/2027	$13,015,243	13,224,044	7,744,069	0.41%	C/F/L/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash +3.25% PIK	10.94%	8/29/2029	$2,678,467	2,624,120	2,705,251	0.14%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash +3.25% PIK	10.94%	8/29/2029	$4,920,713	4,939,023	4,969,920	0.26%	N
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.29%	7/27/2028	$2,318,424	2,041,177	1,948,125	0.10%	N
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.26%	11.54%	7/27/2028	$5,578,386	4,563,797	2,641,366	0.14%	N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.53%	7/27/2028	$873,530	864,461	885,541	0.05%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.03%	2/1/2029	$13,175,394	12,967,099	13,305,184	0.70%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.53%	2/1/2029	$10,178,938	9,975,359	10,208,533	0.54%	N
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.03%	2/1/2029	$—	(18,543)	—	0.00%	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.82%	6/10/2027	$6,035,121	$5,958,545	$5,848,032	0.31%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.82%	6/10/2027	$8,758,983	8,477,339	8,487,455	0.45%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.83%	8/22/2029	$5,797,988	5,556,726	5,797,988	0.31%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	11.83%	8/22/2029	$9,429,356	9,064,821	9,429,356	0.50%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.83%	8/22/2029	$3,055,448	3,055,448	3,055,448	0.16%	N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	6.65%	10.93%	1/24/2028	$9,686,006	9,540,471	9,649,367	0.51%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.93%	1/24/2028	$5,012,679	4,868,489	4,993,718	0.26%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.65%	10.93%	1/24/2028	$—	(12,327)	(3,037)	0.00%	H/K/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.51%	12/1/2027	$909,258	851,517	592,836	0.03%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.51%	12/1/2027	$5,889,558	5,526,969	3,839,992	0.20%	N
								239,271,219	214,181,869	11.29%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$—	(1,699)	(2,126)	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$1,569,811	1,528,254	1,549,404	0.08%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$1,805,556	1,759,722	1,776,667	0.09%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	—	(6,667)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	—	(4,444)	0.00%	K/N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.18%	2/4/2029	$1,923,186	1,832,680	1,706,828	0.09%	G
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/30/2027	$—	(12,646)	(41,378)	0.00%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/29/2028	$19,808,107	19,197,358	18,718,661	0.99%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.71%	5/13/2030	$—	(2,499)	(16,751)	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.71%	5/13/2030	$6,979,701	6,764,936	6,812,188	0.36%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.68%	7/31/2027	$14,671,682	14,671,682	14,671,682	0.77%	N
								45,737,788	45,164,064	2.38%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.41%	12/21/2028	$628,423	616,390	634,708	0.03%	N
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$—	(17,968)	—	0.00%	K/N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$8,538,559	8,369,880	8,623,945	0.45%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/18/2029	$1,312,500	1,136,137	1,115,625	0.06%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$6,562,500	6,502,410	6,496,875	0.34%	N
								16,606,849	16,871,153	0.88%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.95%	8/5/2028	$19,456,167	19,150,715	18,444,447	0.97%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.96%	8/5/2028	$202,130	200,285	191,619	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.95%	8/5/2027	$89,879	89,880	80,663	0.00%	N
								19,440,880	18,716,729	0.98%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	Fixed	0.00%	10.00%	10.00%	5/23/2030	$5,978,250	5,978,250	5,978,250	0.31%	N
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	0.00%	7.26%	11.59%	10/19/2026	$17,631,760	17,090,751	9,521,150	0.50%	G/N
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	1.00% Cash + 5.50% PIK	10.07%	3/31/2029	$16,818	16,818	16,818	0.00%	N
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	1.00% Cash + 5.50% PIK	10.06%	3/31/2029	$288,098	288,098	288,098	0.02%	N
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	0.00%	1.00% Cash + 6.50% PIK	11.06%	3/31/2029	$269,999	269,999	269,999	0.01%	N
Streamland Media Midco LLC	First Lien Rollup Term Loan	SOFR(Q)	1.00%	1.00% Cash + 5.50% PIK	10.06%	3/31/2029	$10,033	10,033	10,033	0.00%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	Fixed	0.00%	4.00% Cash + 6.00% PIK	10.00%	8/23/2026	$13,585,251	13,346,941	13,340,716	0.70%	N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	12/31/2030	$12,082,143	11,859,392	11,792,171	0.62%	N
								48,860,282	41,217,235	2.16%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	13.45%	4/12/2026	$842,642	$842,642	$842,642	0.04%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.06%	10/2/2029	$3,276,545	3,138,552	3,273,269	0.17%	N
								3,981,194	4,115,911	0.21%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$1,334,039	1,278,024	913,778	0.05%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$15,163,075	14,866,462	10,386,268	0.55%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$11,409,966	11,252,132	7,815,498	0.41%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$4,285,044	4,117,752	2,935,131	0.15%	C/N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.10%	10.43%	11/30/2029	$678,014	655,496	410,513	0.02%	C/N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.86%	12/23/2026	$13,133,737	12,866,137	13,119,741	0.69%	N
								45,036,003	35,580,929	1.87%
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	10.21%	10/24/2029	$261,544	238,930	247,159	0.01%	N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.30%	10/24/2029	$13,077,192	12,847,078	12,933,343	0.68%	N
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$—	(20,845)	(21,605)	0.00%	K/N
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$—	(13,902)	(7,202)	0.00%	K/N
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.26%	4/15/2031	$13,683,128	13,550,697	13,614,712	0.72%	N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$—	(33,637)	(134,015)	-0.01%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$—	(26,954)	(53,606)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$12,011,837	11,876,626	11,735,565	0.62%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$1,465,323	1,408,689	1,465,323	0.08%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$—	(2,643)	—	0.00%	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$—	(1,586)	—	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.03%	8/18/2028	$16,380,862	15,971,222	15,977,893	0.84%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.53%	8/18/2028	$4,449,002	4,400,524	4,399,173	0.23%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.03%	8/18/2028	$217,524	207,419	181,850	0.01%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$5,111,117	5,096,033	4,968,517	0.26%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$30,621,884	30,577,593	29,767,533	1.57%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$10,207,294	10,192,334	9,922,511	0.52%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$4,436,297	4,431,336	4,312,525	0.23%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.33%	8/17/2025	$8,872,595	8,860,727	8,625,049	0.45%	H/L/N
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	9.93%	6/28/2026	$952,690	930,104	955,072	0.05%	N
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.60%	9.93%	6/28/2026	$3,720,359	3,632,095	3,729,659	0.20%	N
								124,121,840	122,619,456	6.46%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$1,571,429	1,502,844	1,569,673	0.08%	N
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$599,435	594,189	598,765	0.03%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$—	(4,137)	(479)	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.69%	3/2/2026	$6,533,333	6,464,091	6,500,667	0.34%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.94%	3/21/2027	$12,843,151	12,644,515	12,758,095	0.67%	N
								21,201,502	21,426,721	1.12%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Road and Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$10,119,063	$10,074,697	$10,038,110	0.53%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$13,280,937	13,167,074	13,174,690	0.69%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$29,600,000	29,272,894	29,363,200	1.55%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.69%	4/8/2027	$2,000,000	1,952,412	1,984,000	0.10%	L/N
								54,467,077	54,560,000	2.87%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.73%	12/29/2027	$6,923,001	6,720,605	4,846,100	0.26%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	12.50%	12/29/2026	$2,625,746	2,473,341	1,817,259	0.10%	G/N
								9,193,946	6,663,359	0.36%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$23,208,319	23,015,317	23,012,437	1.21%	N
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$—	(46,417)	(39,176)	0.00%	K/N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	9.80%	4/13/2029	$452,133	448,541	452,133	0.02%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.80%	4/13/2029	$17,816,279	17,517,745	17,834,095	0.94%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$—	(8,560)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$11,307,053	10,962,975	11,420,124	0.60%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.08%	5/30/2029	$26,250,000	25,987,500	25,987,500	1.37%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.33%	6/12/2030	$98,039	79,657	97,304	0.01%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$1,747,059	1,703,382	1,745,312	0.09%	N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.30%	6/26/2030	$—	(10,305)	(10,311)	0.00%	H/K/N
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	9.30%	6/26/2030	$2,356,713	2,322,850	2,322,847	0.12%	H/N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	11.33%	3/30/2029	$—	(3,652)	—	0.00%	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.33%	3/30/2029	$7,217,706	7,008,054	7,217,706	0.38%	N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$15,259,318	15,057,488	15,045,688	0.79%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$398,069	373,818	351,628	0.02%	N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$719,248	719,248	692,869	0.04%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.42%	8/27/2030	$—	(17,137)	(18,577)	0.00%	K/N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$—	(23,987)	(24,000)	0.00%	K/N
Dragos, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$3,600,000	3,564,008	3,564,000	0.19%	N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	12.09%	1/6/2026	$3,719,435	3,701,252	3,719,435	0.20%	H/L/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	12.02%	1/6/2026	$7,326,537	7,289,151	7,326,537	0.39%	H/L/N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$418,269	414,697	415,759	0.02%	N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$43,005	42,638	42,747	0.00%	N
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$—	(329)	(232)	0.00%	K/N
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	5.50%	9.84%	6/30/2029	$—	—	(43,333)	0.00%	K/N
Flexport Capital, LLC	First Lien Term Loan	SOFR(Q)	2.00%	5.50%	9.84%	6/30/2029	$5,666,667	5,610,011	5,610,000	0.30%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.32%	5/22/2029	$128,571	119,320	123,429	0.01%	N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$5,670,157	5,452,782	5,624,795	0.30%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$6,666,667	6,579,307	6,586,667	0.35%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$—	(20,388)	(17,143)	0.00%	K/N
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$152,381	130,952	135,238	0.01%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$2,470,421	$2,356,424	$2,435,482	0.13%	N
GTY Technology Holdings Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$3,024,815	2,982,611	2,982,035	0.16%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,910,735	1,826,116	1,883,712	0.10%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,466,277	1,413,598	1,445,540	0.08%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	12.50%	7/9/2029	$616,705	591,316	594,899	0.03%	N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$18,103,884	17,864,475	17,832,326	0.94%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$—	(30,909)	(35,294)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.20%	12/17/2027	$5,656,962	5,545,784	5,444,926	0.29%	N
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.20%	12/17/2027	$359,565	352,608	346,088	0.02%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.22%	12/17/2027	$300,813	287,411	289,538	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	11.22%	12/17/2027	$465,802	460,900	447,818	0.02%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.80%	8/5/2028	$8,017,052	7,727,971	7,895,254	0.42%	N
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$—	(579)	(603)	0.00%	K/N
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$405,983	401,489	401,160	0.02%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$4,037,070	3,995,924	3,954,673	0.21%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$2,260,760	2,242,395	2,226,196	0.12%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(M)	1.00%	7.50%	11.93%	9/15/2026	$7,318,167	7,267,699	7,246,574	0.38%	N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	10.80%	5/9/2028	$25,974,061	25,614,973	25,896,520	1.36%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.80%	5/9/2028	$—	(17,356)	(6,538)	0.00%	H/K/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.83%	7/25/2029	$60,857	55,197	57,637	0.00%	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.83%	7/25/2029	$2,727,465	2,610,445	2,686,231	0.14%	N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$5,675,728	5,537,395	5,675,728	0.30%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$436,068	441,912	436,069	0.02%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$—	(572)	—	0.00%	K/N
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.43%	12/21/2027	$3,504,768	3,391,648	3,361,072	0.18%	L/N
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.43%	12/21/2027	$641,724	626,290	615,414	0.03%	L/N
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.43%	12/21/2027	$—	(2,246)	(12,148)	0.00%	K/L/N
								231,512,837	233,275,787	12.33%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.50%	10.80%	8/15/2028	$24,462,736	23,913,337	24,560,586	1.29%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.63%	7/2/2026	$10,413,407	10,228,506	10,413,407	0.55%	N
								34,141,843	34,973,993	1.84%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.83%	4/25/2031	$34,673,627	34,375,175	35,020,364	1.84%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$22,222,222	21,955,252	22,222,222	1.17%	N
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$3,195,681	3,116,406	3,195,681	0.17%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(A)	1.00%	6.25%	10.20%	9/8/2027	$1,184,530	1,203,067	1,184,530	0.06%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	10.98%	12/30/2026	$17,404,360	17,308,930	17,247,721	0.91%	N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	10.98%	12/30/2026	$6,783,140	6,763,635	6,722,092	0.35%	N
								50,347,290	50,572,246	2.66%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.05%	6/11/2029	$14,438,813	14,181,669	14,223,018	0.75%	H/N

Total Debt Investments - 216.4% of Net Assets								1,733,784,781	1,602,174,993	84.34%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC (AutoAlert)	Common Stock				540,248	$9,085,917	$5,190,624	0.27%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,307,905	0.07%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock				5,982,385	485,322	—	0.00%	D/E/N
AGY Equity, LLC	Class B Preferred Stock				4,187,669	—	—	0.00%	D/E/N
AGY Equity, LLC	Class C Common Stock				3,290,312	—	—	0.00%	D/E/N
						485,322	—	0.00%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	5,378	0.00%	D/E/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	—	0.00%	D/E/N
						285,933	5,378	0.00%
Construction & Engineering
Homerenew Buyer, Inc. (Renovo)	Class A Preferred Units				6,165	2,203,054	1,305,582	0.07%	D/E/N
Homerenew Buyer, Inc. (Renovo)	Class B-1 Preferred Units				9,908	—	—	0.00%	D/E/N
Homerenew Buyer, Inc. (Renovo)	Class C-1 Common Units				15,501	—	—	0.00%	D/E/N
Hylan Global LLC	Common Stock				738,447	738,447	—	0.00%	B/D/E/N
						2,941,501	1,305,582	0.07%
Diversified Consumer Services
Razor US LP	Common Units				263,206	—	—	0.00%	D/E/N
Razor US LP	Class A Preferred Units	Fixed	3.00%		26,320,670	22,711,306	—	0.00%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	698	13,654	—	0.00%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	213	20,680	—	0.00%	D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Common Shares				706,179	8,197	—	0.00%	D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Preferred Units				48,576,519	15,107,298	15,108,710	0.80%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	24,166,714	13,900,952	0.73%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	13,900,952	0.73%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	5,906,656	8,198,047	0.43%	B/E/N
Thras.io, LLC	Common Units				291,605	—	—	0.00%	D/E/N
						81,355,667	51,108,661	2.69%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				28,277,397	32,955,166	51,054,000	2.69%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units				17,885,591	17,760,790	14,952,354	0.79%	E/F/I/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	415,173	0.02%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	35,876	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	16	0.00%	D/E/H/N
						51,117,563	66,457,419	3.50%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	—	0.00%	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	—	0.00%	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,593	216,336	13,440	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	138,152	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	230,665	0.01%	D/E/N
						11,098,416	382,257	0.02%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	$275,200	$2,175,938	0.11%	D/E/N

Healthcare Providers and Services
INH Buyer, Inc. (IMA Health)	A1 Preferred Stock				3,977,966	—	—	0.00%	D/E/N
INH Buyer, Inc. (IMA Health)	Preferred Stock				4	—	—	0.00%	D/E/N
						—	—	—
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/E/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	695,594	0.04%	D
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	94,136	—	1,143,862	0.06%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	5,861,771	0.31%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	—	0.00%	D/E/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	123,301	0.01%	D/E/N
Igloo Parent Holdings LLC (InMoment)	Common Units				97	7,661,666	7,699,406	0.41%	D/E/I/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	2,924,135	0.15%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	2,343,045	0.12%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	2,199,562	0.12%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	515,821	0.03%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	30,003	0.00%	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	44,928	—	—	0.00%	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,614,076	0.30%	D/E/N
						19,657,764	29,150,576	1.55%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	—	0.00%	D/E/N

Media
Khoros, LLC (Lithium)	Preferred Units				63,768	1,302,031	1,279,996	0.07%	D/E/N
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	233,966	0.01%	D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	54,093	0.00%	D/E/N
Streamland Media Holdings LLC	Common Units				2,636	134,515	126,917	0.01%	D/E/N
						1,522,995	1,694,972	0.09%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	509,594	0.03%	B/D/E/N

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock				4,335	—	—	0.00%	D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	26,532	0.00%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	1,155,295	0.06%	D/E/F/N
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				255,112	3,207,662	13,485,570	0.71%	D/E/H/N
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				17,007	—	780,979	0.04%	D/E/H/N
						29,918,710	15,421,844	0.81%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Road and Rail
Motive Technologies, Inc (Keep Trucking)	Warrants to Purchase Common Stock				825,000	$825,000	$751,336	0.04%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	—	0.00%	D/E/N
						578,389	2,108	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	14,645,230	14,669,124	0.77%	E/N

Total Equity Securities - 25.7% of Net Assets						230,646,489	190,159,850	10.01%

Total Investments - 242.1% of Net Assets						$1,964,431,270	$1,792,334,843	94.35%

Cash and Cash Equivalents - 14.5% of Net Assets							$107,317,578	5.65%

Total Cash and Investments - 256.5% of Net Assets							$1,899,652,421	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2025

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $177,510,310 and 132,596,189, respectively, for the six months ended June 30, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2025 was $1,784,633,616 or 93.9% of total cash and investments of the Company. As of June 30, 2025, approximately 16.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

At June 30, 2025, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$722,126	$722,126
2	Other direct and indirect observable market inputs (3)	16,703,010	—	—	16,703,010
3	Independent third-party valuation sources that employ significant unobservable inputs	1,525,587,362	59,884,621	188,280,321	1,773,752,304
3	Valuation Designee valuations with significant unobservable inputs	—	—	1,157,403	1,157,403
Total		$1,542,290,372	$59,884,621	$190,159,850	$1,792,334,843

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,243,923,648	Income approach	Discount rate	8.4% - 15.2% (11.2%)
	109,888,151	Market comparable companies	Revenue multiples	0.2x - 1.4x (1.0x)
	95,443,480	Market quotations	Indicative bid/ask quotes	1 (1)
	75,268,884	Market comparable companies	EBITDA multiples	3.0x - 14.0x (8.1x)
	1,063,199	Asset approach (2)	N/A	N/A
Other Corporate Debt	59,756,438	Market comparable companies	Book value multiples	1.6x (1.6x)
	128,183	Asset approach (2)	N/A	N/A
Equity	66,006,354	Market comparable companies	Book value multiples	0.8x - 1.6x (1.4x)
	57,129,229	Option Pricing Model	EBITDA/Revenue multiples	2.0x - 13.5x (10.2x)
			Implied volatility	45.0% - 75.0% (58.8%)
			Term	0.3 years - 3.3 years (2.4 years)
	23,868,693	Market comparable companies	Revenue multiples	0.2x - 5.0x (0.9x)
	23,557,054	Market comparable companies	EBITDA multiples	3.0x - 18.0x (8.6x)
	16,700,456	Income approach	Discount rate	13.4% - 40.0% (15.5%)
	2,175,938	Transaction approach (3)	N/A	N/A
$1,774,909,707

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

June 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,511,035,364	$62,109,147	$173,418,162	$1,746,562,673
Net realized and unrealized gains (losses)	(23,598,192)	314,698	(17,591,845)	(40,875,339)
Acquisitions (1)	81,074,012	—	33,223,320	114,297,332
Dispositions	(42,923,822)	(2,539,224)	(769,316)	(46,232,362)
Ending balance	$1,525,587,362	$59,884,621	$188,280,321	$1,773,752,304

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(16,497,886)	$314,175	$(17,106,349)	$(33,290,060)

(1) Includes payments received in kind and accretion of original issue and market discounts.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,157,403	$1,157,403
Ending balance	$—	$—	$1,157,403	$1,157,403

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—	$—

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,549,242,872	$64,772,456	$150,615,054	$1,764,630,382
Net realized and unrealized gains (losses)	(47,523,851)	(2,348,611)	912,897	(48,959,565)
Acquisitions (1)	121,482,589	—	38,010,505	159,493,094
Dispositions	(97,614,248)	(2,539,224)	(1,258,135)	(101,411,607)
Ending balance	$1,525,587,362	$59,884,621	$188,280,321	$1,773,752,304

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(34,410,339)	$(2,349,135)	$917,592	$(35,841,882)

(1)
Includes payments received in kind and accretion of original issue and market discounts.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,157,403	$1,157,403
Ending balance	$—	$—	$1,157,403	$1,157,403

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—	$—

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

____________________

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

____________________

(1) Includes payments received in kind and accretion of original issue and market discounts and Level 3 investments acquired in connection with the Merger.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2025, included in cash and cash equivalents was $20.2 million (2.7% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 4.21% and $78.5 million (10.6% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 4.20%. At December 31, 2024, included in cash and cash equivalents was $1.4 million (0.2% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.42% and $59.2 million (7.5% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 4.36%. There was no restricted cash at June 30, 2025 and December 31, 2024.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.0% and 0.4% of total investments at June 30, 2025 and December 31, 2024, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are generally classified as Level 2 in the GAAP valuation hierarchy.

Merger Sub entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of Merger Sub’s 2025 Notes (as defined below) (see Note 4). The notional amount of the Interest Rate Swap is $35.0 million. Under the swap agreement, Merger Sub received a fixed interest rate of 2.633% and paid a floating interest rate of SOFR with payments due annually. The Interest Rate Swap matured on June 9, 2025.

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid were included as assets within Due from broker on the Consolidated Statement of Assets and Liabilities prior to its maturity on June 9, 2025.

Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, Derivatives and Hedging, changes in the fair value of the swap contract, net of any periodic interest accruals, were presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statement of Operations.

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

During the six months ended June 30, 2025 and 2024, the Company did not enter into any additional derivative transactions.

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

June 30, 2025

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

June 30, 2025

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) that became effective at the Closing, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor's base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The base management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears. On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. For the three months ended March 31, 2025, the Advisor waived $1.8 million in management fees. For the six months ended June 30, 2025, the Advisor waived $3.6 million in management fees.

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

June 30, 2025

3. Management Fees, Incentive Fees and Other Expenses — (continued)

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of June 30, 2025, the Company's cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three and six months ended June 30, 2025.

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2025 and December 31, 2024, no such reserve was accrued.

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

June 30, 2025

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

Total debt outstanding and available at June 30, 2025 was as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$202,000,000	$98,000,000	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	18,000,000	247,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	122,000,000	10,000,000	132,000,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,198,700	—	325,198,700
2029 Notes ($325 million par)	2029	6.95%		322,065,294	—	322,065,294
Total leverage				1,181,263,994	$455,000,000	$1,636,263,994
Unamortized issuance costs				(6,623,403)
Debt, net of unamortized issuance costs				$1,174,640,591

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

June 30, 2025

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

The combined weighted-average interest rates on total debt outstanding at June 30, 2025 and December 31, 2024 were 5.26% and 5.19%, respectively.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2025	2024
Interest expense	$30,651,094	$30,421,062
Amortization of deferred debt issuance costs	2,618,207	2,017,896
Commitment fees	903,165	518,095
Total	$34,172,466	$32,957,053

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2025, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $16.6 million. As of June 30, 2025, the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.2 million, $319.5 million and $335.9 million, respectively. As of December 31, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $55.5 million. As of December 31, 2024, the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.7 million, $315.9 million and $338.8 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2026 Notes and 2029 Notes were determined using market quotations, and the estimated fair value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2025 Notes, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

June 30, 2025

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

As of June 30, 2025 and December 31, 2024, the components of the carrying value of 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	June 30, 2025			December 31, 2024
	2025 Notes	2026 Notes	2029 Notes	2025 Notes	2026 Notes	2029 Notes
Principal amount of debt	$92,000,000	$325,000,000	$325,000,000	$92,000,000	$325,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	—	198,700	(2,934,706)	—	398,402	(3,254,364)
Carrying value of debt	$92,000,000	$325,198,700	$322,065,294	$92,000,000	$325,398,402	$321,745,636

For the six months ended June 30, 2025 and 2024, the components of interest expense for the 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Six Months Ended June 30,
	2025			2024
	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2025 Notes	2026 Notes	2029 Notes
Stated interest expense	$3,346,539	$4,631,250	$11,293,750	$4,875,000	$2,128,377	$4,631,250	$1,882,292
Amortization of original issue discount/ (premium)	—	(199,703)	319,659	312,662	—	(195,182)	51,113
Total interest expense	$3,346,539	$4,431,547	$11,613,409	$5,187,662	$2,128,377	$4,436,068	$1,933,405

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

June 30, 2025

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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2025, SVCP was in full compliance with such covenants.

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. As of June 30, 2025, TCPC Funding II was in full compliance with such covenants.

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

June 30, 2025

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

SBA Debentures

As of June 30, 2025, the SBIC is able to issue up to $132.0 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of June 30, 2025, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of June 30, 2025 were as follows:

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

June 30, 2025

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$826,801	$984,286
Accordion Partners LLC	11/15/2031	656,191	656,191
Accuserve Solutions, Inc.	3/15/2030	1,970,013	2,273,092
Acquia, Inc.	11/1/2025	N/A	832,182
Alcami Corporation	12/21/2028	1,167,666	1,080,091
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	448,202	N/A
AlphaSense, Inc.	6/27/2029	4,641,664	4,641,664
Alpine Acquisition Corp II (48Forty)	11/30/2029	171,095	483,992
AmeriLife Holdings, LLC	8/31/2028	680,617	742,492
Applause App Quality, Inc.	10/24/2029	1,046,175	1,307,719
Appriss Health, LLC (PatientPing)	5/6/2027	736,257	736,257
Aras Corporation	4/13/2029	727,344	727,344
Avalara, Inc.	10/19/2028	N/A	270,000
Beekeeper Buyer Inc. (Archway)	6/30/2031	200,000	N/A
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	762,821
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	N/A	200,000
Brown & Settle, Inc.	5/16/2030	507,317	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	1,259,424
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	346,984
CareATC, Inc.	3/14/2026	945,362	945,362
Chronicle Parent LLC (Lexitas)	4/15/2031	4,320,988	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	1,440,329	N/A
Clever Devices Ltd.	6/12/2030	637,255	441,176
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	428,571
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	163,522
Deepl Se (Germany)	6/26/2030	2,062,124	N/A
Deepl Se (Germany)	6/26/2030	581,163	N/A
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	604,041	604,041
DNAnexus, Inc	12/18/2029	18,375,000	18,375,000
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	3,648,967
Douglas Holdings, Inc (Docupace)	8/27/2030	2,919,174	3,317,243
Douglas Holdings, Inc (Docupace)	8/27/2030	1,164,946	1,589,628
Douglas Holdings, Inc (Docupace)	8/27/2030	1,326,897	1,326,897
Dragos, Inc.	6/30/2030	2,400,000	N/A
Dragos, Inc.	6/30/2030	881,172	N/A
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	776,367	N/A
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	258,789	N/A
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	498,714	748,071
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	3,479	829,369
ESO Solutions, Inc.	5/3/2027	N/A	709,962
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,666,615	N/A
FirstUp, Inc	7/13/2027	38,620	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	June 30, 2025	December 31, 2024
Flexport Capital, LLC	6/30/2029	$4,333,333	N/A
Fusion Holding Corp. (Finalsite)	9/15/2027	22,428	299,035
Fusion Risk Management, Inc.	5/22/2029	514,286	642,857
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,428,571	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,276,190	N/A
GTY Technology Holdings Inc.	7/9/2029	N/A	1,016,653
GTY Technology Holdings Inc.	7/9/2029	925,056	394,917
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	2,352,941	2,352,941
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	322,581
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	193,548
ICIMS, Inc.	8/18/2028	1,232,637	1,160,129
INH Buyer, Inc.	3/2/2026	282,604	N/A
Integrate.com, Inc.	12/17/2027	14,000	14,000
Integrity Marketing Acquisition, LLC	8/25/2028	14,532,289	15,422,318
Intercept Bidco, Inc.	6/3/2030	416,667	416,667
Intercept Bidco, Inc.	6/3/2030	277,778	277,778
James Perse Enterprises, Inc.	9/8/2027	2,232,384	3,006,884
JF Acquisition, LLC (JF Petroleum)	6/18/2030	1,780,604	N/A
JF Acquisition, LLC (JF Petroleum)	6/18/2030	667,727	N/A
Kaseya, Inc.	6/25/2029	N/A	412,951
Kaseya, Inc.	6/25/2029	N/A	416,280
Kellermeyer Bergensons Services, LLC	11/6/2028	N/A	39,048
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	5,826,746	5,826,746
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,330,698	2,330,698
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	1,121,737
Logicmonitor, Inc	11/19/2031	50,748	50,748
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	144,517	222,333
Madison Logic Holdings, Inc.	12/30/2027	752,321	752,321
Modigent, LLC (Pueblo)	8/23/2027	337,262	80,100
Modigent, LLC (Pueblo)	8/23/2028	666,503	1,536,784
MRO Parent Corporation	6/9/2032	74,074	N/A
MRO Parent Corporation	6/9/2032	74,074	N/A
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	N/A	328,745
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	1,646,924	1,646,924
Persado, Inc.	6/10/2027	N/A	101,431
PlayPower, Inc	8/28/2030	1,313,131	1,313,131
Pluralsight, Inc.	8/22/2029	3,775,409	3,775,409
Pluralsight, Inc.	8/22/2029	1,849,410	1,849,410
PMA Parent Holdings, LLC	1/31/2031	750,000	750,000
Rialto Management Group, LLC	12/5/2030	172,414	172,414
Sailpoint Technologies Holdings, Inc.	8/16/2028	N/A	371,281
SellerX Germany GMBH & Co. KG (Germany)	6/18/2029	3,666,564	N/A
SellerX Germany GmbH (Germany)	11/22/2029	N/A	1,346,022
SellerX Germany GmbH (Germany)	10/28/2026	538,409	538,409
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	2,190,160	1,460,107
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	N/A	1,908,116
Serrano Parent, LLC (Sumo Logic)	5/13/2030	697,970	697,970
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Sonny’s Enterprises, LLC	8/5/2027	87,374	132,940
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,482,759	4,482,759
Spark Buyer, LLC (Sparkstone)	10/15/2031	2,017,241	2,241,379
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	N/A	802,885
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	802,885	N/A
Stonebridge Companies, LLC	5/16/2031	193,548	N/A
Stonebridge Companies, LLC	5/16/2030	129,032	N/A
Streamland Media Midco LLC	3/31/2029	25,228	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	June 30, 2025	December 31, 2024
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	8,668,407	8,668,407
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	1,352,453	5,409,810
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	348,837
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	290,698
Trintech, Inc.	7/25/2029	152,143	152,143
Vortex Companies, LLC	9/4/2029	654,447	N/A
Vortex Companies, LLC	9/4/2029	127,446	140,839
Xactly Corporation	7/31/2027	854,898	854,898
Zendesk Inc.	11/22/2028	955,930	1,393,091
Zendesk Inc.	11/22/2028	573,626	573,626
Zilliant Incorporated	12/21/2027	296,296	296,296
Total Unfunded Balances		$153,564,645	$143,915,382

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

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2025 and December 31, 2024, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $1.4 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2025 and 2024, expenses allocated pursuant to the Administration Agreement totaled $1.2 million and $1.2 million, respectively.

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

June 30, 2025

7. Stockholders’ Equity and Dividends — (continued)

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	$3,403,092	$186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	0.04	$3,401,509	$63,840
				$0.58	$49,333,355	$1,813,887

(1)
Dividends reinvested through purchase of shares in the open market.

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
				$0.68	$48,741,856	$771,651

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

The Plan Administrator will acquire newly issued common stock on behalf of Participants if, on the distribution payment date, the closing market price per share of the Company’s common stock on the NASDAQ Global Select Market (or if no sale is reported for such day, the midpoint of the reported bid and asked prices) plus estimated per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) (the “Market Price”) is greater than the most recently published net asset value per common stock (“NAV”) (such condition referred to as a “market premium”). The number of shares of newly issued common stock

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

7. Stockholders’ Equity and Dividends — (continued)

to be credited to a Participant’s account will be determined by dividing the dollar amount of the distribution otherwise payable to the Participant by the greater of (i) the NAV or (ii) 95% of the Market Price on the distribution payment date.

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the six months ended June 30, 2025, approximately $1.8 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

Share Repurchase Plan

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 29, 2025, to be in effect through the earlier of April 30, 2026, unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2025:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	43,980	$6.85	$301,378

* Weighted-average price per share

No shares were repurchased by the Company under the Company Repurchase Plan for the six months ended June 30, 2024.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets from operations	$(15,906,584)	$(51,276,517)	$4,988,004	$(46,219,376)
Weighted average shares outstanding	85,042,931	85,591,134	85,060,179	73,819,497
Earnings (loss) per share	$(0.19)	$(0.60)	$0.06	$(0.63)

9. Subsequent Events

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS
Investment Partners (“HPS”), a leading global credit investment manager (the “Acquisition”). In connection with the Acquisition, certain senior personnel of HPS joined the Adviser’s investment committee for the Company’s portfolio as voting members. As of July 1, 2025, the voting members of the Adviser’s investment committee for the Company are Philip Tseng, Jason Mehring, Dan Worrell, Rob DiPaolo, Vikas Keswani, Michael Fenstermacher, and Grishma Parekh.

On July 21, 2025, the Company caused notices to be issued to the holders of the 2025 Notes regarding the Company’s exercise of its option to prepay $35,000,000 in aggregate principal amount of issued and outstanding Tranche A Notes and $57,000,000 in aggregate principal amount of issued and outstanding Tranche B Notes, which represent the entire amount of the 2025 Notes outstanding, pursuant to the terms of the Note Purchase Agreement. The Company prepaid all $35,000,000 in aggregate principal amount of the Tranche A Notes and $57,000,000 in aggregate principal amount of the Tranche B Notes on July 31, 2025, at 100% of their principal amount, plus the accrued and unpaid interest thereon in accordance with the terms of the Note Purchase Agreement.

On July 31, 2025, TCPC Funding II entered into a Sixth Amendment to the Loan and Servicing Agreement (the “Sixth
Amendment”) among TCPC Funding II, as borrower, SVCP, as servicer, Morgan Stanley Asset Funding Inc., as administrative agent and Morgan Stanley Bank, N.A. and City National Bank, as lenders. The Sixth Amendment amends Funding Facility II to extend the revolving period from August 4, 2025, to July 31, 2027, and incorporates certain other changes set forth in the Sixth Amendment.

On August 7, 2025, the Company’s Board of Directors declared a third quarter regular dividend of $0.25 per share and a special dividend of $0.04 per share, both payable on September 30, 2025 to shareholders of record as of the close of business on September 16, 2025.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

10. Financial Highlights

	Six Months Ended June 30,
	2025	2024
Per Common Share
Per share NAV at beginning of period	$9.23	$11.90

Investment operations:
Net investment income (1)	0.70	0.87
Net realized and unrealized gain (loss) (1)	(0.64)	(1.61)
Total from investment operations	0.06	(0.74)

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	—	(0.28)
Repurchase of common stock	0.00	—

Dividends to common shareholders	(0.58)	(0.68)

Per share NAV at end of period	$8.71	$10.20

Per share market price at end of period	$7.70	$10.80

Total return based on market value (3) (4)	(4.9)%	(0.5)%
Total return based on net asset value (3) (5)	0.7%	(8.6)%

Shares outstanding at end of period	85,036,467	85,591,134

Ratios to average common equity: (6)
Net investment income	15.4%	17.0%
Expenses, before incentive fee and management fee waiver	13.1%	12.2%
Expenses, net of incentive fee, before management fee waiver	13.1%	13.7%
Expenses, net of incentive fee and management fee waiver	12.2%	13.7%

Ending common shareholder equity	$740,476,938	$873,104,924
Portfolio turnover rate	7.4%	8.1%
Weighted-average debt outstanding	$1,145,193,596	$1,211,640,358
Weighted-average interest rate on debt	5.4%	5.0%
Weighted-average number of common shares	85,060,179	73,819,497
Weighted-average debt per share	$13.46	$16.41

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended June 30, 2025.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of June 30, 2025 (Unaudited)	$202,000	$5,604	—	N/A
Fiscal Year 2024	120,671	6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Funding Facility I
As of June 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Funding Facility II
As of June 30, 2025 (Unaudited)	$100,000	$5,604	—	N/A
Fiscal Year 2024	75,000	6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of June 30, 2025 (Unaudited)	$18,000	$5,604	—	N/A
Fiscal Year 2024	60,000	6,932	—	N/A
SBA Debentures
As of June 30, 2025 (Unaudited)	$122,000	$5,604	—	N/A
Fiscal Year 2024	131,500	6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
2019 Convertible Notes
As of June 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
2022 Convertible Notes
As of June 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

June 30, 2025

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
As of June 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of June 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of June 30, 2025 (Unaudited)	$92,000	$1,698	—	N/A
Fiscal Year 2024	92,000	1,789	—	N/A
2026 Notes
As of June 30, 2025 (Unaudited)	$325,000	$1,698	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of June 30, 2025 (Unaudited)	$325,000	$1,698	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A

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

June 30, 2025

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

June 30, 2025

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2025
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	$619,606	$11,376,522	$—	$(343,718)	$1,676	$(146,382)	$10,888,098
Hylan Global LLC, Parent Common Units	—	298,333	—	(298,333)	—	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	57,041	842,642	—	—	—	—	842,642
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,050,376	—	(540,782)	—	—	509,594
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	803,280	14,458,626	—	(1,360,954)	803,280	—	13,900,952
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	14,458,626	—	(557,674)	—	—	13,900,952
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	419,270	6,959,570	—	819,207	419,269	—	8,198,046
Total	$1,899,197	$49,444,695	$—	$(2,282,254)	$1,224,225	$(146,382)	$48,240,284

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Six Months Ended June 30, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2025
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/25	$3,585,386	$59,756,438	$—	$—	$—	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	2,189,300	51,054,000	—	(4,677,770)	4,677,770	—	51,054,000
Anacomp, Inc., Class A Common Stock	—	1,155,295	—	—	—	—	1,155,295
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	918,007	18,812,631	—	—	—	—	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	778,208	10,718,897	—	—	763,936	—	11,482,833
AA Acquisition Aggregator, LLC, Ordinary Shares	—	9,513,635	—	(4,323,011)	—	—	5,190,624
Conventional Lending TCP Holdings, LLC, Membership Units	453,090	14,543,083	—	324,271	85,000	—	14,952,354
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Conergy Asia Holdings Limited, Class B Shares	—	—	—	—	—	—	—
Fishbowl INC., Common Membership Units	—	—	—	—	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	338,940	7,843,476	—	(912,888)	297,555	515,926	7,744,069
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	5,016,017	—	(2,349,134)	—	(2,538,700)	128,183
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	60,889	—	(20,100)	—	—	40,789
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	1,235,527	—	(213,117)	—	—	1,022,410
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	—	—	—	—
Total	$8,262,931	$179,709,888	$—	$(12,171,749)	$5,824,261	$(2,022,774)	$171,339,626

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Stock	9/3/2020
AGY Equity, LLC, Class B Preferred Stock	9/3/2020
AGY Equity, LLC, Class C Common Stock	9/3/2020
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
Homerenew Buyer, Inc., Class A Preferred Units	4/14/2025
Homerenew Buyer, Inc., Class B-1 Preferred Units	4/14/2025
Homerenew Buyer, Inc., Class C-1 Common Units	4/14/2025
Igloo Parent Holdings LLC, Common Units	5/9/2025
INH Buyer, Inc. (IMA Health), A1 Preferred Stock	12/16/2024
INH Buyer, Inc. (IMA Health), Preferred Stock	12/16/2024
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
Khoros, LLC (f/k/a Lithium Technologies, LLC), Preferred Units	5/23/2025
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH (Germany) ,Warrants to Purchase Preferred Series A1 Shares	4/30/2021
Razor Group GmbH (Germany) ,Warrants to Purchase Series C Shares	12/23/2022
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SellerX Germany GMBH & Co. KG (Germany), Common Shares	6/27/2025
SellerX Germany GMBH & Co. KG (Germany), Preferred Non Convertible Shares Series Z	6/27/2025
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc. ,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Stock	9/3/2020
AGY Equity, LLC, Class B Preferred Stock	9/3/2020
AGY Equity, LLC, Class C Common Stock	9/3/2020
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
INH Buyer, Inc. (IMA Health), A1 Preferred Stock	12/16/2024
INH Buyer, Inc. (IMA Health), Preferred Stock	12/16/2024
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
MXP Prime Platform GmbH (SellerX) (Germany) ,Warrants to Purchase Common Stock	11/23/2021
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH (Germany) ,Warrants to Purchase Preferred Series A1 Shares	4/30/2021
Razor Group GmbH (Germany) ,Warrants to Purchase Series C Shares	12/23/2022
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SellerX Germany GMBH & Co. KG (Germany) ,Warrants to Purchase Common Stock	7/26/2023
SellerX Germany GMBH & Co. KG (Germany) ,Warrants to Purchase Preferred New Super Senior Shares	7/26/2023
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd. (United Kingdom) ,Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc. ,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2025, 83.4% of our total assets were invested in qualifying assets.

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the "Amended and Restated Investment Advisory Agreement"), pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor’s base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The Company also entered into a fee waiver agreement with the Advisor (the "Fee Waiver Agreement"). The Fee Waiver Agreement provided that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. For the six months ended June 30, 2025, the Advisor waived $3.6 million in management fees.

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

As of June 30, 2025, 0.0% of our investments were categorized as Level 1, 0.9% were categorized as Level 2, 99.0% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended June 30, 2025, we invested approximately $111.5 million, comprised of new investments in 11 new and 2 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $102.2 million, or 91.6% of total acquisitions, were in senior secured loans. The remaining $9.3 million, or 8.4% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $47.9 million in proceeds from sales or repayments of investments during the three months ended June 30, 2025.

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

During the six months ended June 30, 2025, we invested approximately $177.5 million, comprised of new investments in 13 new and 11 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $162.6 million, or 91.6% of total acquisitions, were in senior secured loans. The remaining $14.9 million or 8.4% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $132.6 million in proceeds from sales or repayments of investments during the six months ended June 30, 2025.

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

At June 30, 2025, our consolidated investment portfolio of $1,792.3 million (at fair value) consisted of 153 portfolio companies and was invested 89.4% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.0% in senior secured loans, 3.3% in senior secured notes, 0.1% in unsecured debt and 10.6% in equity investments. Our average portfolio company investment at fair value was approximately $11.7 million. Our largest portfolio company investment based on fair value was approximately 6.2% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 19.6% of our portfolio at June 30, 2025.

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

The industry composition of our portfolio at fair value at June 30, 2025 was as follows:

Industry	Percent of Total Investments
Internet Software and Services	13.6%
Software	13.0%
Diversified Financial Services	11.7%
Diversified Consumer Services	7.9%
Professional Services	7.7%
Health Care Technology	3.8%
Construction and Engineering	3.5%
Healthcare Providers and Services	3.1%
Road and Rail	3.1%
Textiles, Apparel and Luxury Goods	2.8%
Capital Markets	2.6%
IT Services	2.5%
Automobiles	2.4%
Media	2.4%
Paper and Forest Products	2.0%
Technology Hardware, Storage and Peripherals	2.0%
Specialty Retail	2.0%
Consumer Finance	1.6%
Insurance	1.3%
Real Estate Management and Development	1.2%
Machinery	1.0%
Commercial Services and Supplies	1.0%
Other	7.8%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 12.0% at June 30, 2025 and 12.4% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.6% at June 30, 2025 and 11.1% at December 31, 2024. At June 30, 2025, 93.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 6.2% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 96.9% at June 30, 2025. Debt and preferred equity investments in eight portfolio companies were on non-accrual status as of June 30, 2025, representing 3.7% of the portfolio at fair value and 10.4% at cost. At December 31, 2024, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.5% at December 31, 2024. Debt and preferred equity investments in twelve portfolio companies were on non-accrual status as of December 31, 2024, representing 5.6% of the portfolio at fair value and 14.4% at cost.

Results of operations

Investment income

Investment income totaled $51.5 million and $71.5 million, respectively, for the three months ended June 30, 2025 and 2024, of which $50.1 million and $69.0 million were attributable to interest and fees on our debt investments, $1.4 million and $2.5 million to dividend income and $0.0 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $0.5 million and $6.0 million of non-recurring income related to prepayments and $0.9 million and $0.2 million in amendment fees for the three months ended June 30, 2025 and 2024, respectively. The decrease in investment income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the three months ended June 30, 2025.

Investment income totaled $107.4 million and $127.3 million, respectively, for the six months ended June 30, 2025 and 2024, of which $102.6 million and $123.7 million were attributable to interest and fees on our debt investments, $4.7 million and $3.5 million to dividend income and $0.1 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $2.9 million and $6.4 million of non-recurring income related to prepayments and $1.1 million and $0.4 million in amendment fees for the six months ended June 30, 2025 and 2024, respectively. The decrease in investment income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the six months ended June 30, 2025.

Expenses

Total operating expenses for the three months ended June 30, 2025 and 2024 were $23.9 million and $35.7 million, respectively, comprised of $17.1 million and $19.7 million in interest expense and related fees, $5.5 million and $6.6 million in base management fees, $0.9 million and $0.7 million in professional fees, $0.5 million and $0.6 million in administrative expenses, $0.0 million and $6.8 million in incentive fee expense, and $1.7 million and $1.3 million in other expenses, respectively, offset by $1.8 million and $0.0 million in management fee waivers. The decrease in operating expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily reflects a decrease in incentive fee expense due to the Company not accruing incentive fees in the three months ended June 30, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle, a decrease in interest expense due to lower SOFR rates during the three months ended June 30, 2025 and as a result of lower debt outstanding, and a decrease in management fees due to the application of a management fee waiver during the three months ended June 30, 2025.

Total operating expenses for the six months June 30, 2025 and 2024 were $47.6 million and $63.2 million, respectively, comprised of $34.2 million and $33.0 million in interest expense and related fees, $10.9 million and $12.4 million in base management fees, $1.8 million and $1.6 million in professional fees, $1.2 million and $1.2 million in administrative expenses, $0.0 million and $12.7 million in incentive fee expense, and $3.1 million and $2.3 million in other expenses, respectively, offset by $3.6 million and $0.0 million in management fee waivers. The decrease in operating expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily reflects a decrease in incentive fee expense due to the Company not accruing incentive fees in the six months ended June 30, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle and a decrease in management fees due to the application of a management fee waiver during the six months ended June 30, 2025.

Net investment income

Net investment income was $27.6 million and $35.8 million, respectively, for the three months ended June 30, 2025 and 2024. The decrease in net investment income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily reflects the decrease in total investment income, partially offset by a decrease in expenses during the three months ended June 30, 2025.

Net investment income was $59.8 million and $64.1 million, respectively, for the six months ended June 30, 2025 and 2024. The decrease in net investment income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses during the six months ended June 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2025 and 2024 was $(66.3) million and $(35.5) million, respectively. Net realized loss for the three months ended June 30, 2025 was comprised primarily of $23.8 million, $22.5 million, $11.1 million, and $10.7 million in losses from the restructuring of our investments in SellerX, Khoros, InMoment, and Renovo, respectively. Net realized loss for the three months ended June 30, 2024 was comprised primarily of $22.8 million and $12.8 million in losses from the restructuring of our investments in Thras.io and Hylan, respectively.

Net realized gain (loss) for the six months ended June 30, 2025 and 2024 was $(107.2) million and $(35.7) million, respectively. Net realized loss for the six months ended June 30, 2025 was comprised primarily of a $24.5 million loss from the disposition of our investment in Securus and $23.8 million, $22.5 million, $11.5 million, and $10.7 million in losses from the restructuring of our investments in SellerX, Khoros, InMoment, and Renovo, respectively. Net realized loss for the six months ended June 30, 2024 was comprised primarily of $22.8 million and $12.8 million in losses from the restructuring of our investments in Thras.io and Hylan, respectively.

For the three months ended June 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $22.8 million and $(51.6) million, respectively. The change in net unrealized appreciation for the three months ended June 30, 2025 primarily reflects $23.1 million, $20.3 million, $9.5 million and $7.7 million reversals of previously recognized unrealized losses from the restructuring of our investments in Khoros, SellerX, Renovo and InMoment, respectively, partially offset by a $9.6 million unrealized loss on our investment in AutoAlert, a $5.9 million unrealized loss on our investment in Brook & Whittle, a $4.7 million unrealized loss on our investment in 36th Street Capital, a $4.1 million unrealized loss on our investment in NEP Group, and a $4.1 million unrealized loss on our investment in Alpine. The change in net unrealized depreciation for the three months ended June 30, 2024 primarily reflects a $31.2 million unrealized loss on our investment in SellerX, a $20.8 million unrealized loss on our investment in Pluralsight, an $11.3 million unrealized loss on our investment in Lithium, and a $4.0 million unrealized loss on our investment in Edmentum and other unrealized losses across the portfolio, partially offset by $18.9 million and $12.3 million reversals of previous unrealized losses from the restructuring of our investments in Thras.io and Hylan, respectively.

For the six months June 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $52.4 million and $(74.6) million, respectively. The change in net unrealized appreciation for the six months ended June 30, 2025 primarily reflects a $23.9 million reversal of previously recognized unrealized loss from the disposition of our investment in Securus, $21.7 million, $18.8 million and $8.7 million reversals of previously recognized unrealized losses from the restructuring of our investments in Khoros, SellerX and Renovo, respectively, and a $10.5 million unrealized gain on our investment in Job and Talent, partially offset by a $10.2 million unrealized loss on our investment in Razor, an $8.1 million unrealized loss on our investment in Brook & Whittle, a $6.4 million unrealized loss on our investment in Alpine, and a $5.0 million unrealized loss on our investment in NEP Group. The change in net unrealized depreciation for the six months ended June 30, 2024 of $(74.6) million is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the six months ended June 30, 2024 primarily reflects a $31.5 million unrealized loss on our investment in Seller-X, a $23.0 million unrealized loss on our investment in Pluralsight, a $17.3 million unrealized loss on our investment in Edmentum, a $14.2 million unrealized loss on our investment in Razor, a $13.0 million unrealized loss on our investment in Lithium, an $8.4 million unrealized loss on our investment in Aventiv and a $7.6 million unrealized loss on our investment in Astra, partially offset by $17.0 million, $11.0 million, and $6.3 million reversals of previously recognized unrealized losses from the restructuring of our investments in Thras.io, Hylan and Perch, respectively.

Incentive compensation

Incentive fees, included in operating expenses for the three months ended June 30, 2025 and 2024 were $0.0 million and $6.8 million, and for the six months ended June 30, 2025 and 2024 were $0.0 million and $12.7 million, respectively. The decrease in incentive fee expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was due to the Company not accruing incentive fees for the three and six months ended June 30, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the six months ended June 30, 2025.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(15.9) million and $(51.3) million for the three months ended June 30, 2025 and 2024, respectively. The lower net decrease in net assets resulting from operations during the three months ended June 30, 2025 was primarily due to lower net realized and unrealized losses, partially offset by lower net investment income compared to the three months ended June 30, 2024.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $5.0 million and $(46.2) million for the six months ended June 30, 2025 and 2024, respectively. The increase in net assets resulting from operations during the six months ended June 30, 2025 was primarily due to lower net realized and unrealized losses, partially offset by lower net investment income compared to the six months ended June 30, 2024.

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

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net investment income	$27,594,675	0.32	$35,825,532	0.42	$59,797,344	0.70	$64,086,805	0.87
Less: Purchase accounting discount amortization	1,293,521	0.01	3,694,506	0.04	2,795,894	0.03	4,233,997	0.06
Adjusted net investment income	$26,301,154	0.31	$32,131,026	0.38	$57,001,450	0.67	$59,852,808	0.81

Net realized and unrealized gain (loss)	$(43,501,259)	(0.51)	$(87,102,049)	(1.02)	$(54,809,340)	(0.64)	$(110,306,181)	(1.49)
Less: Realized gain (loss) due to the allocation of purchase discount	4,000,208	0.05	5,187,625	0.06	6,685,687	0.08	5,187,625	0.07
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(5,293,729)	(0.06)	(8,882,131)	(0.10)	(9,481,581)	(0.11)	12,465,226	0.17
Adjusted net realized and unrealized gain (loss)	$(42,207,738)	(0.50)	$(83,407,543)	(0.98)	$(52,013,446)	(0.61)	$(127,959,032)	(1.73)

Net increase (decrease) in net assets resulting from operations	$(15,906,584)	(0.19)	$(51,276,517)	(0.60)	$4,988,004	0.06	$(46,219,376)	(0.63)
Less: Purchase accounting discount amortization	1,293,521	0.01	3,694,506	0.04	2,795,894	0.03	4,233,997	0.06
Less: Realized gain (loss) due to the allocation of purchase discount	4,000,208	0.05	5,187,625	0.06	6,685,687	0.08	5,187,625	0.07
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(5,293,729)	(0.06)	(8,882,131)	(0.10)	(9,481,581)	(0.11)	12,465,226	0.17
Adjusted net increase (decrease) in assets resulting from operations	$(15,906,584)	(0.19)	$(51,276,517)	(0.60)	$4,988,004	0.06	$(68,106,224)	(0.93)

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the six months ended June 30, 2025, approximately $1.8 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 29, 2025, to be in effect through the earlier of April 30, 2026, unless further extended or terminated by our Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2025:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	43,980	$6.85	$301,378

No shares were repurchased by the Company under the Company Repurchase Plan for the six months ended June 30, 2024.

Total leverage outstanding and available under the combined Leverage Program at June 30, 2025 were as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$202,000,000	$98,000,000	$300,000,000	(3)
Funding Facility II	2027	SOFR+2.05%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	18,000,000	247,000,000	265,000,000	(8)
SBA Debentures	2025−2031	2.45%	(9)	122,000,000	10,000,000	132,000,000
2025 Notes ($92 million par)(6)	2025	Fixed/Variable	(10)	92,000,000	—	92,000,000
2026 Notes ($325 million par)	2026	2.85%		325,198,700	—	325,198,700
2029 Notes ($325 million par)	2029	6.95%		322,065,294	—	322,065,294
Total leverage				1,181,263,994	$455,000,000	$1,636,263,994
Unamortized issuance costs				(6,623,403)
Debt, net of unamortized issuance costs				$1,174,640,591

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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2025, the Company’s asset coverage ratio was 169.8%.

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

Net cash provided by operating activities during the six months ended June 30, 2025 was $10.6 million, consisting primarily of $40.5 million in net investment income (net of non-cash income and expenses) and the settlement of acquisitions of investments (net of dispositions) of $(29.9) million.

Net cash provided by financing activities was $5.1 million during the six months ended June 30, 2025, consisting primarily of a $54.7 million in net credit facility draws, offset by $49.3 million in dividends paid to common shareholders and $0.3 million in repurchases of shares.

At June 30, 2025, we had $107.3 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2025, we were in compliance with all financial and operational covenants required by the Leverage Program.

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

The following tables summarize dividends declared for the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	$3,403,092	$186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	0.04	$3,401,509	$63,840
				$0.58	$49,333,355	$1,813,887

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
				$0.68	$48,741,856	$771,651

(1)
Dividends reinvested through purchase of shares in the open market

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

Recent Developments

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS
Investment Partners (“HPS”), a leading global credit investment manager (the “Acquisition”). In connection with the Acquisition, certain senior personnel of HPS joined the Adviser’s investment committee for the Company’s portfolio as voting members. As of July 1, 2025, the voting members of the Adviser’s investment committee for the Company are Philip Tseng, Jason Mehring, Dan Worrell, Rob DiPaolo, Vikas Keswani, Michael Fenstermacher, and Grishma Parekh.

On July 21, 2025, the Company caused notices to be issued to the holders of the 2025 Notes regarding the Company’s exercise of its option to prepay $35,000,000 in aggregate principal amount of issued and outstanding 6.85% Series 2022A Senior Notes,
Tranche A, due December 9, 2025 (the “Tranche A Notes”) and $57,000,000 in aggregate principal amount of issued and outstanding
Floating Rate Series 2022A Senior Notes, Tranche B due December 9, 2025 (the “Tranche B Notes”), which represent the entire amount of the 2025 Notes outstanding, pursuant to the terms of the Master Note Purchase Agreement, dated as of April 21, 2022, among BCIC and certain institutional investors (as amended, supplemented or otherwise modified from time to time, the “Note
Purchase Agreement”). The Company prepaid all $35,000,000 in aggregate principal amount of the Tranche A Notes and $57,000,000 in aggregate principal amount of the Tranche B Notes on July 31, 2025, at 100% of their principal amount, plus the accrued and unpaid interest thereon in accordance with the terms of the Note Purchase Agreement.

On July 31, 2025, TCPC Funding II entered into a Sixth Amendment to the Loan and Servicing Agreement (the “Sixth
Amendment”) among TCPC Funding II, as borrower, SVCP, as servicer, Morgan Stanley Asset Funding Inc., as administrative agent and Morgan Stanley Bank, N.A. and City National Bank, as lenders. The Sixth Amendment amends Funding Facility II to extend the revolving period from August 4, 2025, to July 31, 2027, and incorporates certain other changes set forth in the Sixth Amendment.

On August 7, 2025, the Company’s Board of Directors declared a third quarter regular dividend of $0.25 per share and a special dividend of $0.04 per share, both payable on September 30, 2025 to shareholders of record as of the close of business on September 16, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2025, 93.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2025 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$37,737,439	$0.44
Up 200 basis points	25,158,293	0.30
Up 100 basis points	12,579,146	0.15
Down 100 basis points	(12,579,146)	(0.15)
Down 200 basis points	(24,912,592)	(0.29)
Down 300 basis points	(35,828,757)	(0.42)

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

As of June 30, 2025, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

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

BlackRock Acquisition of HPS.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS LCC (the “BlackRock/HPS Transaction”). There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisor will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisor will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisor may not continue with the Advisor after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisor may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisor for an undetermined period. There can be no assurances that BlackRock or the Advisor will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisor. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisor. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisor, including for the foregoing reasons, our operations and investment results may be adversely affected.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2025.

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	43,980	$6.85	$301,378

No shares were repurchased by the Company under the Company Repurchase Plan for the six months ended June 30, 2024.

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the six months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first two quarters of the year ended December 31, 2025 and for each fiscal quarter in the years ended December 31, 2024 and December 31, 2023. On June 30, 2025, the reported closing price of our common stock was $7.70 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2025
First Quarter	$9.18	$9.45	$7.72	2.9%	(15.9)%	$0.29
Second Quarter	$8.71	$8.05	$6.47	(7.6)%	(25.7)%	$0.29
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$0.44
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59

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

3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)
3.3	Second Amended & Restated By-Laws of the Registrant (4)
10.1	Ninth Amendment, dated as of May 16, 2025, by and among BCIC Merger Sub, LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto and Citibank, N.A. as administrative agent (5) **
10.2

Sixth Amendment to Loan and Servicing Agreement among TCPC Funding II, LLC, as borrower, Special Value
Continuation Partners LLC, as servicer, Morgan Stanley Asset Funding Inc., as administrative agent, and Morgan
Stanley Bank, N.A. and City National Bank, as lenders(6)

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

* Filed herewith.

**Exhibits and schedules to Exhibits 2.1 and 10.1 have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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
(4)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2024
(5)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 19, 2025
(6)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 1, 2025

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: August 7, 2025	By:	/s/ Phil Tseng
	Name:	Phil Tseng
	Title:	Chief Executive Officer

Date: August 7, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer