Form 10-Q
period 2025-09-30
BlackRock TCP Capital Corp.
filed 2025-11-06
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 6, 2025 was 84,841,037.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2025 (unaudited) and December 31, 2024	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	3

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2025 (unaudited) and December 31, 2024	7

	Notes to Consolidated Financial Statements (unaudited)	32

	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2025 (unaudited) and year ended December 31, 2024	63

	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2025 (unaudited) and December 31, 2024	67

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	69

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86

Item 4.	Controls and Procedures	87

Part II.	Other Information	88

Item 1.	Legal Proceedings	88

Item 1A.	Risk Factors	88

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 3.	Defaults upon Senior Securities	90

Item 4.	Mine Safety Disclosures	90

Item 5.	Other Information	91

Item 6.	Exhibits	92

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,488,291,010 and $1,737,804,418, respectively)	$1,461,922,496	$1,565,603,753
Non-controlled, affiliated investments (cost of $112,014,280 and $59,606,472, respectively)	100,498,613	49,444,695
Controlled investments (cost of $194,707,405 and $221,803,172, respectively)	154,270,308	179,709,888
Total investments (cost of $1,795,012,695 and $2,019,214,062, respectively)	1,716,691,417	1,794,758,336

Cash and cash equivalents	60,994,300	91,589,702
Interest, dividends and fees receivable	24,486,892	22,784,825
Deferred debt issuance costs	5,730,840	6,235,009
Receivable for investments sold	567,899	4,487,697
Due from broker	—	817,969
Prepaid expenses and other assets	2,409,284	2,357,825
Total assets	1,810,880,632	1,923,031,363

Liabilities
Debt (net of deferred issuance costs of $5,868,338 and $7,974,601, respectively)	1,051,615,309	1,118,340,225
Interest and debt related payables	9,804,900	8,306,126
Management fees payable	3,522,791	5,750,971
Reimbursements due to the Advisor	1,721,040	932,224
Interest Rate Swap, at fair value	—	731,830
Payable for investments purchased	—	99,494
Accrued expenses and other liabilities	4,192,929	3,746,826
Total liabilities	1,070,856,969	1,137,907,696

Commitments and contingencies (Note 5)

Net assets	$740,023,663	$785,123,667

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 85,011,001 and 85,080,447 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$85,011	$85,080
Paid-in capital in excess of par	1,730,593,448	1,731,057,459
Distributable earnings (loss)	(990,654,796)	(946,018,872)
Total net assets	740,023,663	785,123,667
Total liabilities and net assets	$1,810,880,632	$1,923,031,363

Net assets per share	$8.71	$9.23

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$40,969,242	$61,647,228	$126,035,196	$173,856,058
Non-controlled, affiliated investments	912,871	381,494	1,589,518	1,113,813
Controlled investments	2,258,585	2,980,201	6,838,396	8,535,851
PIK interest income:
Non-controlled, non-affiliated investments	3,346,311	3,827,236	14,584,650	8,267,269
Non-controlled, affiliated investments	1,011,878	—	1,011,878	92,675
Controlled investments	415,661	388,897	1,491,424	1,092,618
Dividend income:
Non-controlled, non-affiliated investments	463,624	141,677	1,349,150	1,048,373
Non-controlled, affiliated investments	221,500	1,015,415	1,444,050	2,747,604
Controlled investments	913,861	423,031	3,521,218	1,301,106
Other income:
Non-controlled, non-affiliated investments	2,244	127,308	4,209	132,654
Total investment income	50,515,777	70,932,487	157,869,689	198,188,021

Operating expenses
Interest and other debt expenses	16,816,947	21,160,551	50,989,413	54,117,604
Management fees	5,544,927	6,185,025	16,489,889	18,567,719
Professional fees	825,189	842,389	2,640,088	2,443,988
Administrative expenses	414,900	547,458	1,566,294	1,702,669
Insurance expense	215,873	214,102	652,799	565,168
Director fees	182,500	202,500	567,500	616,719
Custody fees	91,880	96,574	276,413	285,639
Incentive fees	—	6,540,286	—	19,236,336
Other operating expenses	990,597	1,265,961	3,105,305	2,687,733
Total operating expenses, before management fee waiver	25,082,813	37,054,846	76,287,701	100,223,575
Management fee waiver (Note 3)	(1,848,309)	—	(5,496,629)	—
Total operating expenses, after management fee waiver	23,234,504	37,054,846	70,791,072	100,223,575

Net investment income	27,281,273	33,877,641	87,078,617	97,964,446

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(77,727,536)	(31,425,777)	(184,932,758)	(54,297,646)
Non-controlled, affiliated investments	(4,097,709)	—	(4,097,709)	(12,810,138)
Controlled investments	(15,212,153)	—	(15,212,153)	—
Interest Rate Swap	—	—	(9,491)	—
Net realized gain (loss)	(97,037,398)	(31,425,777)	(204,252,111)	(67,107,784)

Net change in unrealized appreciation (depreciation) (1):
Non-controlled, non-affiliated investments	79,382,048	27,118,840	146,250,740	(36,652,226)
Non-controlled, affiliated investments	915,853	(3,594,328)	(1,366,401)	(9,661,686)
Controlled investments	13,827,936	(4,539,213)	1,656,187	(9,190,060)
Interest Rate Swap	—	195,797	(9,316)	60,894
Net change in unrealized appreciation (depreciation)	94,125,837	19,181,096	146,531,210	(55,443,078)

Net realized and unrealized gain (loss)	(2,911,561)	(12,244,681)	(57,720,901)	(122,550,862)

Net increase (decrease) in net assets resulting from operations	$24,369,712	$21,632,960	$29,357,716	$(24,586,416)

Basic and diluted earnings (loss) per share	$0.29	$0.25	$0.35	$(0.32)

Basic and diluted weighted average common shares outstanding	85,034,351	85,591,134	85,051,475	77,772,017

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 for the nine months ended September 30, 2024 (see Note 12).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

Repurchase of common stock	(3,150)	(3)	(26,912)	—	(26,915)
Net investment income	—	—	—	32,202,669	32,202,669
Net realized and unrealized gain (loss)	—	—	—	(11,308,081)	(11,308,081)
Dividends paid to shareholders	—	—	—	(24,672,416)	(24,672,416)
Balance at March 31, 2025	85,077,297	$85,077	$1,731,030,547	$(949,796,700)	$781,318,924

Repurchase of common stock	(40,830)	(41)	(274,422)	—	(274,463)
Net investment income	—	—	—	27,594,675	27,594,675
Net realized and unrealized gain (loss)	—	—	—	(43,501,259)	(43,501,259)
Dividends paid to shareholders	—	—	—	(24,660,939)	(24,660,939)
Balance at June 30, 2025	85,036,467	$85,036	$1,730,756,125	$(990,364,223)	$740,476,938

Repurchase of common stock	(25,466)	$(25)	$(162,677)	—	(162,702)
Net investment income	—	—	—	27,281,273	27,281,273
Net realized and unrealized gain (loss)	—	—	—	(2,911,561)	(2,911,561)
Dividends paid to shareholders	—	—	—	(24,660,285)	(24,660,285)
Balance at September 30, 2025	85,011,001	$85,011	$1,730,593,448	$(990,654,796)	$740,023,663

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Net investment income	—	—	—	28,261,273	28,261,273
Net realized and unrealized gain (loss)	—	—	—	(23,204,132)	(23,204,132)
Dividends paid to shareholders	—	—	—	(19,640,870)	(19,640,870)
Balance at March 31, 2024	85,591,134	$85,591	$1,248,080,041	$(294,683,205)	$953,482,427

Net investment income	—	—	—	35,825,532	35,825,532
Net realized and unrealized gain (loss)	—	—	—	(87,102,049)	(87,102,049)
Dividends paid to shareholders	—	—	—	(29,100,986)	(29,100,986)
Balance at June 30, 2024	85,591,134	$85,591	$1,248,080,041	$(375,060,708)	$873,104,924

Net investment income	—	—	—	33,877,641	33,877,641
Net realized and unrealized gain (loss)	—	—	—	(12,244,681)	(12,244,681)
Dividends paid to shareholders	—	—	—	(29,100,986)	(29,100,986)
Balance at September 30, 2024	85,591,134	$85,591	$1,248,080,041	$(382,528,734)	$865,636,898

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$29,357,716	$(24,586,416)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	204,252,111	67,107,784
Change in net unrealized (appreciation) depreciation of investments	(146,531,210)	55,493,801
Net amortization of investment discounts and premiums	(11,008,069)	(15,810,820)
Amortization of original issue discount on debt	197,110	314,784
Interest and dividend income paid in kind	(17,087,952)	(9,452,562)
Amortization of deferred debt issuance costs	3,994,405	3,371,840
Cash acquired in the Merger	—	11,670,610
Merger costs capitalized into purchase price	—	(2,366,408)
Changes in assets and liabilities (1):
Purchases of investments (2)	(221,064,089)	(211,099,269)
Proceeds from disposition of investments	272,118,126	348,509,035
Decrease (increase) in interest, dividends and fees receivable	(4,195,917)	8,324,184
Decrease (increase) in due from broker	851,683	1,299,363
Decrease (increase) in receivable for investments sold	3,919,798	671,442
Decrease (increase) in prepaid expenses and other assets	(51,459)	1,358,241
Increase (decrease) in payable for investments purchased	(99,494)	(1,454,317)
Increase (decrease) in incentive fees payable	—	(171,050)
Increase (decrease) in interest and debt related payables	1,498,774	171,473
Increase (decrease) in Interest Rate Swap, at fair value	(774,861)	(996,337)
Increase (decrease) in reimbursements due to the Advisor	788,816	(625,162)
Increase (decrease) in management fees payable	(2,228,180)	(7,578,769)
Increase (decrease) in accrued expenses and other liabilities	446,103	(2,691,641)
Net cash provided by (used in) operating activities	114,383,411	221,459,806

Financing activities
Draws on credit facilities	248,000,000	351,406,248
Repayments of credit facility draws	(225,137,120)	(559,697,767)
Payments of debt issuance costs	(1,383,973)	(7,514,435)
Dividends paid to shareholders (3)	(73,993,640)	(85,100,033)
Repurchase of shares	(464,080)	—
Repayment of unsecured notes	(92,000,000)	(250,000,000)
Proceeds from issuance of unsecured notes	—	321,386,000
Net cash provided by (used in) financing activities	(144,978,813)	(229,519,987)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(30,595,402)	(8,060,181)
Cash and cash equivalents (including restricted cash) at beginning of period	91,589,702	112,241,946
Cash and cash equivalents (including restricted cash) at end of period	$60,994,300	$104,181,765

Supplemental cash flow information
Interest payments	$43,762,820	$49,362,618
Excise tax payments	$478,159	$165,495

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$—	$586,983,708
Interest, dividends and fees receivable	—	10,373,421
Due from broker	—	2,048,141
Other assets	—	3,731,006
Total non-cash assets acquired	$—	$603,136,276
Liabilities assumed:
Debt	$—	$315,296,749
Dividends payable	—	7,257,191
Management fees payable	—	1,888,664
Interest Rate Swap, at fair value	—	1,674,309
Incentive fees payable	—	1,363,625
Other liabilities	—	4,495,330
Total liabilities assumed	$—	$331,975,868
Issuance of shares in connection with the Merger	$—	$280,464,610
Merger costs capitalized into purchase price	$—	$2,366,408

(1)
Adjusted for assets acquired and liabilities assumed as a result of the Merger (as defined in Note 1 “Organization and Nature of Operations”), as applicable for the nine months ended September 30, 2024.
(2)
Excludes $586,983,708 of cost of investments acquired in connection with the Merger for the nine months ended September 30, 2024.
(3)
Includes payment of dividends payable of $7,257,191 assumed in the Merger declared on March 4, 2024 by the BlackRock Capital Investment
Corporation ("BCIC") board of directors for the benefit of former BCIC shareholders of record as of March 15, 2024.
(4)
On March 18, 2024, in connection with the Merger, BlackRock TCP Capital Corp. (the “Company”) acquired net assets in exchange for shares issued of the Company’s common stock with a market value of $280,464,610 plus $2,366,408 in merger costs capitalized into the purchase price.
(5)
Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company’s initial cost basis in the investments, and reflects the impact of a $21,886,848 purchase discount for the nine months ended September 30, 2024.

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.75%	12/4/2029	$13,398,198	$13,287,974	$13,277,614	0.75%	N
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(54,853)	(59,063)	0.00%	K/N
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(54,853)	(59,063)	0.00%	K/N
								13,178,268	13,159,488	0.75%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.88%	10.22%	8/22/2031	$2,450,000	2,751,550	2,772,718	0.16%	H/N/O
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.10%	8/22/2031	$4,145,859	3,992,000	3,993,157	0.22%	H/N/O
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.01%	2/25/2026	$7,498,185	7,463,882	7,498,185	0.42%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	11.01%	2/25/2026	$448,202	444,581	448,202	0.03%	G/N
AutoAlert, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.69%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.06%	F/N
AutoAlert, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.40% PIK	13.69%	3/31/2029	$11,880,421	11,880,421	11,880,421	0.67%	F/N
								45,345,065	45,405,314	2.56%
Building Products
TL Alpine Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.00%	8/1/2030	$1,985,380	1,951,052	1,997,293	0.11%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	10.26%	4/30/2027	$9,403,496	9,238,111	6,845,745	0.39%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	3/1/2030	$1,604,167	1,549,482	1,608,177	0.09%	N
								12,738,645	10,451,215	0.59%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	11.83%	2/8/2027	$22,291,007	22,236,202	22,402,462	1.26%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	11.82%	2/8/2027	$17,285,388	17,212,809	17,285,388	0.97%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	1/31/2031	$5,223,783	4,973,565	5,172,128	0.29%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$—	(13,344)	(7,416)	0.00%	K/N
Wharf Street Rating Acquisition, LLC (KBRA)	Sr Secured Revolver	SOFR(M)	0.75%	4.75%	8.91%	9/16/2032	$—	(2,710)	(2,727)	0.00%	K/N
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.91%	9/16/2032	$2,454,545	2,430,000	2,430,000	0.14%	N
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.75%	8.91%	9/16/2032	$—	(1,355)	(2,727)	0.00%	K/N
								46,835,167	47,277,108	2.66%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.00%	12/26/2030	$481,250	472,850	475,956	0.03%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40% PIK	9.68%	11/6/2028	$1,425,820	1,398,339	1,425,820	0.08%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	8.15% PIK	12.43%	11/7/2026	$645,924	451,834	338,464	0.02%	C/N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$1,680,160	1,625,259	1,661,609	0.09%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$1,165,449	1,130,728	1,152,581	0.06%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$1,569,088	1,534,293	1,551,764	0.09%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2027	$168,631	159,805	164,160	0.01%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.60%	8/31/2029	$10,383,054	10,180,756	10,383,054	0.58%	N
								16,953,864	17,153,408	0.96%
Construction and Engineering
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.51%	5/16/2030	$731,708	708,939	719,024	0.04%	N
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.51%	5/16/2030	$8,889,024	8,677,882	8,773,467	0.49%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	9.65% PIK	13.65%	4/14/2030	$1,700,605	1,168,918	1,700,605	0.10%	B/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	6.65% PIK	10.88%	4/14/2030	$2,979,209	2,979,209	2,979,209	0.17%	B/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	8.15% PIK	12.38%	4/14/2030	$1,293,699	1,293,699	1,293,699	0.07%	B/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(Q)	0.00%	9.65% PIK	13.88%	4/14/2030	$5,647,061	5,647,061	5,647,061	0.32%	B/N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	2.00%	6.25%	10.33%	4/5/2029	$11,709,782	11,575,692	11,000,170	0.62%	B/N
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.89%	6/18/2030	$—	(15,250)	(10,795)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$—	(12,701)	(6,677)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.89%	6/18/2030	$5,778,728	5,676,224	5,720,941	0.32%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.67%	2/1/2030	$2,761,070	$2,728,008	$2,761,070	0.16%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.77%	2/1/2030	$6,744,444	6,566,167	6,744,444	0.38%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	8/28/2030	$8,600,000	8,488,999	8,557,000	0.48%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	8/28/2030	$1,262,588	1,250,880	1,256,275	0.07%	N
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$—	(16,173)	(17,333)	0.00%	K/N
RBS Buyer Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.35%	7/31/2031	$—	(12,151)	(12,000)	0.00%	K/N
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	7/31/2031	$—	(3,645)	(7,200)	0.00%	K/N
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	7/31/2031	$3,400,000	3,357,965	3,359,200	0.19%	N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.95%	5/31/2030	$1,841,860	1,795,814	1,860,279	0.10%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.95%	5/31/2030	$—	—	3,488	0.00%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	Prime	1.00%	4.00%	11.25%	9/4/2029	$99,476	94,251	104,712	0.01%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$1,085,291	1,070,028	1,093,973	0.06%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$877,519	844,123	884,539	0.05%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$650,781	632,952	655,987	0.04%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$849,733	838,531	856,531	0.05%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$421,782	433,488	425,156	0.02%	N
Vortex Companies, LLC	Sr Secured Revolver	Prime	1.00%	4.00%	11.25%	9/4/2029	$60,054	59,589	60,054	0.00%	N
								65,828,499	66,402,879	3.74%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.50%	3/30/2029	$460,230	451,557	450,913	0.03%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.50%	3/30/2029	$4,243,371	4,113,607	4,172,239	0.23%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.51%	12/14/2027	$8,094,342	7,968,368	7,948,644	0.45%	N
								12,533,532	12,571,796	0.71%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25%	13.48%	3/14/2029	$18,067,808	16,906,861	7,046,445	0.40%	C/N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	5.65% Cash + 0.75% PIK	10.39%	2/17/2027	$5,028,114	4,938,470	5,090,966	0.29%	N
								21,845,331	12,137,411	0.69%
Diversified Consumer Services
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.59%	4/10/2031	$—	(15,382)	(26,666)	0.00%	K/N
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.58%	4/10/2031	$28,262,551	27,986,406	27,810,350	1.56%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.25%	9/29/2028	$3,562,450	3,447,392	3,481,258	0.20%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	6.25%	10.25%	9/15/2027	$—	(1,730)	(4,377)	0.00%	N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$3,074,451	3,077,118	3,077,218	0.17%	N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$1,353,054	1,354,271	1,354,271	0.08%	N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$20,462,578	15,762,324	16,018,106	0.90%	C/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.32%	11/5/2026	$807,613	800,199	807,613	0.05%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.00%	6/18/2029	$10,890,726	11,129,493	10,890,725	0.61%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	3.00% Cash + 6.00% PIK	13.00%	12/31/2028	$7,286,727	7,286,727	7,286,727	0.41%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	3.00% Cash + 6.00% PIK	13.00%	12/31/2028	$8,360,256	8,360,256	8,360,256	0.47%	B/H/N
Thras.io, LLC	First Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.58%	6/18/2029	$6,373,339	6,243,590	6,373,339	0.36%	N
Thras.io, LLC	Second Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.58%	6/18/2029	$18,488,431	15,397,713	13,907,534	0.78%	C/N
								100,828,377	99,336,354	5.59%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	12.00%	12.00%	11/30/2025	$59,756,438	59,756,438	59,756,438	3.36%	E/F/N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$—	(2,801)	—	0.00%	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.12%	11/15/2031	$157,256	152,970	157,256	0.01%	N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/15/2031	$5,876,190	5,849,727	5,876,190	0.33%	N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.48%	3/15/2030	$2,323,873	2,310,496	2,247,185	0.13%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$—	$(11,674)	$(65,010)	0.00%	K/N
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$—	(1,919)	(1,800)	0.00%	K/N
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	6/30/2031	$800,000	792,099	792,800	0.04%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$7,664,429	7,395,165	7,600,355	0.43%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$2,129,008	2,054,025	2,111,210	0.12%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	15.30%	6/3/2026	$34,644,008	10,575,543	127,490	0.01%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.78%	1/5/2026	$9,430,643	9,380,014	9,524,950	0.54%	N
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$—	(1,492)	—	0.00%	I/K/N
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.16%	12/5/2030	$4,620,690	4,579,606	4,666,897	0.26%	I/N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.50%	5/14/2031	$18,227,001	18,140,672	18,336,363	1.03%	N
								120,968,869	111,130,324	6.26%
Electrical Equipment
Griffon Bidco Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$—	(34,007)	(35,000)	0.00%	K/N
Griffon Bidco Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$—	(17,002)	(35,000)	0.00%	K/N
Griffon Bidco Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$19,250,000	19,058,083	19,057,500	1.07%	N
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.44%	10/15/2031	$—	(58,170)	(349,655)	-0.02%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.24%	10/15/2031	$762,069	762,069	587,241	0.03%	N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.44%	10/15/2031	$11,122,845	10,971,988	10,255,263	0.58%	N
								30,682,961	29,480,349	1.66%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	9.02%	5/6/2027	$5,382,416	5,317,467	5,436,240	0.31%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.90%	9.22%	5/6/2027	$—	(4,919)	—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.38%	3/14/2026	$21,003,126	20,859,552	20,772,092	1.17%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.66%	3/14/2026	$—	(2,269)	(10,399)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.95%	5/3/2027	$32,182,664	31,731,916	32,053,933	1.80%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.95%	5/3/2027	$2,366,541	2,341,744	2,357,075	0.13%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.39%	10/2/2028	$7,744,557	7,621,608	7,583,913	0.43%	N
Mpulse Mobile Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.75%	8/26/2032	$—	(5,486)	(5,508)	0.00%	K/N
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	8/26/2032	$3,895,997	3,857,130	3,857,461	0.22%	N
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	8/26/2032	$—	(3,795)	(3,670)	0.00%	K/N
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.50%	8.62%	6/9/2032	$—	(533)	(593)	0.00%	K/N
MRO Parent Corporation	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$—	(1,064)	(593)	0.00%	K/N
MRO Parent Corporation	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.62%	6/9/2032	$851,852	839,343	845,037	0.05%	N
								72,550,694	72,884,988	4.11%
Healthcare Providers and Services
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.20%	5/4/2028	$13,748,553	13,450,265	13,499,336	0.76%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.20%	5/4/2028	$3,197,338	3,183,033	3,139,381	0.18%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.26%	13.57%	10/1/2028	$34,410,390	33,616,807	34,410,390	1.94%	G/N
								50,250,105	51,049,107	2.88%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.38%	6/3/2027	$5,314,709	5,170,252	5,291,520	0.30%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.38%	3/15/2029	$3,318,335	3,158,847	3,303,857	0.19%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	10.41%	6/3/2027	$438,327	435,123	436,414	0.02%	H/N
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.16%	5/16/2031	$—	(1,369)	(2,323)	0.00%	K/N
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2030	$—	(1,795)	(1,548)	0.00%	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.16%	5/16/2031	$677,419	$667,603	$669,290	0.04%	N
								9,428,661	9,697,210	0.55%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.39%	11/9/2029	$5,258,461	5,073,576	5,311,045	0.30%	N

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.17%	8/31/2029	$7,226,455	6,977,877	7,226,455	0.41%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.17%	8/31/2028	$123,749	116,775	123,749	0.01%	N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/1/2032	$—	(3,742)	(7,764)	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$—	(2,495)	(2,588)	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/1/2032	$3,105,469	3,074,649	3,074,414	0.17%	N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.20%	8/25/2028	$2,360,169	2,342,230	2,360,169	0.13%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$—	(279,651)	—	0.00%	K/N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.80%	10/1/2026	$743,803	734,639	747,522	0.04%	N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.80%	10/1/2026	$5,834,063	5,762,961	5,863,233	0.33%	N
IT Parent, LLC	Sr Secured Revolver	Prime	1.00%	4.50%	11.75%	10/1/2026	$875,000	864,862	875,000	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	5.60%	9.92%	10/1/2026	$3,090,997	3,065,946	3,106,452	0.17%	N
								22,654,051	23,366,642	1.31%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.31%	9/2/2032	$—	(7,030)	(7,109)	0.00%	K/N
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.17%	9/2/2032	$5,289,100	5,236,536	5,236,209	0.29%	N
								5,229,506	5,229,100	0.29%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	10.45%	11/1/2025	$1,891,323	1,892,441	1,891,323	0.11%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.43%	11/1/2026	$25,299,736	25,261,170	25,299,736	1.42%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	Prime	0.75%	9.88%	17.13%	10/25/2029	$27,879,880	20,205,334	3	0.00%	C/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(5,220)	—	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$4,283,754	4,176,945	4,289,169	0.24%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(18,948)	—	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$15,528,609	15,142,820	15,548,236	0.87%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash +5.00% PIK	12.19%	8/19/2028	$62,250,279	62,250,279	62,250,279	3.50%	N
Domo, Inc.	First Lien PIK Term Loan	Fixed	0.00%	9.50% PIK	9.50%	8/19/2028	$4,051,230	1,561,353	3,877,027	0.22%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.20%	8/23/2029	$398,971	389,814	398,971	0.02%	N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.20%	8/23/2029	$5,500,000	5,286,604	5,555,000	0.31%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	5.26% PIK	9.26%	5/27/2027	$13,333,127	13,224,044	6,293,236	0.35%	C/F/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.78%	8/29/2029	$2,700,531	2,648,324	2,727,537	0.15%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.78%	8/29/2029	$4,961,249	4,979,559	5,010,861	0.28%	N
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.32%	7/27/2028	$2,318,424	2,056,845	1,907,541	0.11%	N
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.26%	11.57%	7/27/2028	$5,578,386	4,604,807	2,465,647	0.14%	N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.56%	7/27/2028	$873,530	864,875	888,598	0.05%	N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.78%	6/10/2027	$5,122,246	5,063,132	4,978,823	0.28%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.78%	6/10/2027	$7,434,095	7,220,166	7,225,940	0.41%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.70%	8/22/2029	$5,805,885	5,575,981	5,805,885	0.33%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	11.70%	8/22/2029	$9,714,422	$9,364,207	$8,852,753	0.50%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.70%	8/22/2029	$3,059,609	3,059,609	3,059,609	0.17%	N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	6.65%	10.96%	1/24/2028	$9,686,006	9,553,677	9,645,457	0.54%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.96%	1/24/2028	$5,012,679	4,879,630	4,991,694	0.28%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.65%	10.93%	1/24/2028	$—	(11,141)	(3,361)	0.00%	H/K/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	3.00% Cash + 4.20% PIK	11.43%	12/1/2027	$929,249	876,116	641,182	0.04%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 4.20% PIK	11.43%	12/1/2027	$6,017,615	5,683,988	4,152,154	0.23%	N
								215,786,411	187,753,300	10.55%
IT Services
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$—	(1,623)	(327)	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	10.91%	11/8/2030	$1,569,811	1,529,358	1,566,672	0.09%	N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.20%	2/4/2029	$1,923,186	1,837,399	1,557,781	0.09%	G
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.17%	6/3/2030	$1,805,556	1,759,722	1,783,889	0.10%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.17%	6/3/2030	$—	—	(5,000)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	—	(3,333)	0.00%	K/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/30/2027	$—	(11,388)	(46,644)	0.00%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.16%	12/29/2028	$19,876,699	19,299,064	18,644,344	1.05%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.71%	5/12/2030	$—	(2,380)	(22,335)	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.71%	5/12/2030	$6,979,701	6,769,515	6,756,351	0.38%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.55%	7/31/2027	$14,671,682	14,671,682	14,671,682	0.83%	N
								45,851,349	44,903,080	2.54%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.24%	12/21/2028	$626,832	615,415	626,832	0.04%	N
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$—	(16,703)	—	0.00%	K/N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.35%	12/21/2028	$8,516,665	8,363,223	8,516,665	0.48%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.39%	12/18/2029	$1,312,500	1,145,858	1,115,625	0.06%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.39%	12/20/2029	$6,562,500	6,505,120	6,496,875	0.37%	N
								16,612,913	16,755,997	0.95%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.89%	8/5/2028	$19,405,688	19,115,948	18,551,837	1.04%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.88%	8/5/2028	$201,619	199,903	192,748	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.64%	8/5/2027	$71,131	71,132	63,332	0.00%	N
								19,386,983	18,807,917	1.05%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	Fixed	0.00%	10.00%	10.00%	5/23/2030	$5,978,250	5,978,250	5,978,250	0.34%	N
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(Q)	0.00%	7.26%	11.46%	10/19/2026	$17,631,760	17,181,665	16,926,490	0.95%	G/N
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	1.00% Cash + 4.50% PIK	9.83%	3/31/2029	$42,432	42,432	42,432	0.00%	N
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.50% PIK	9.76%	3/31/2029	$305,031	305,031	305,031	0.02%	N
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	0.00%	1.00% Cash + 5.50% PIK	10.76%	3/31/2029	$276,938	269,999	238,997	0.01%	C/N
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.76%	9.82%	3/31/2029	$24,382	24,382	24,382	0.00%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	0.00%	6.65% Cash + 1.31% PIK	11.95%	8/23/2026	$13,481,095	13,291,178	13,346,284	0.75%	N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.41%	12/31/2030	$12,051,786	11,837,148	11,846,905	0.67%	N
								48,930,085	48,708,771	2.74%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	10.90%	10/2/2029	$3,268,229	3,135,856	3,268,229	0.18%	N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$1,334,039	1,278,023	634,862	0.04%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$15,163,075	14,863,189	7,216,020	0.41%	C/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$11,409,966	$11,250,648	$5,429,937	0.31%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$4,285,044	4,115,767	2,039,228	0.11%	C/N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$678,014	642,879	232,991	0.01%	C/N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.98%	12/23/2026	$13,098,646	12,874,569	13,086,858	0.74%	N
								45,025,075	28,639,896	1.62%
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	5.75%	10.07%	10/24/2029	$261,544	240,133	253,698	0.01%	N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.76%	10/24/2029	$13,077,192	12,855,685	12,998,729	0.73%	N
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.00%	4/15/2031	$215,992	198,224	215,992	0.01%	N
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$—	(8,121)	—	0.00%	K/N
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.32%	4/15/2031	$8,320,305	8,241,242	8,320,305	0.47%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.31%	1/16/2030	$1,461,613	1,405,123	1,461,613	0.08%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.31%	1/16/2030	$—	(2,643)	—	0.00%	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$—	(1,586)	—	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.07%	8/18/2028	$16,380,862	15,996,994	16,055,283	0.90%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.57%	8/18/2028	$4,449,002	4,402,856	4,416,384	0.25%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.06%	8/18/2028	$406,045	396,633	377,222	0.02%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$5,200,079	5,195,983	5,053,957	0.28%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$31,154,875	31,143,915	30,279,423	1.70%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$10,384,958	10,381,256	10,093,141	0.57%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$4,513,514	4,511,777	4,386,684	0.25%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	7.00% PIK	11.16%	10/13/2028	$9,027,027	9,024,087	8,773,368	0.49%	H/L/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.90%	12/20/2031	$2,169,880	2,124,001	2,082,561	0.12%	N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$—	(25,953)	(34,960)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.07%	12/20/2031	$11,981,732	11,851,843	11,802,006	0.66%	N
								117,931,449	116,535,406	6.54%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.41%	1/18/2030	$1,571,429	1,502,844	1,568,618	0.09%	N
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	9.41%	1/18/2030	$599,435	594,310	598,362	0.03%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$—	(4,137)	(767)	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.63%	3/2/2026	$6,533,333	6,464,091	6,448,400	0.36%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.78%	3/21/2027	$12,843,151	12,667,601	12,769,383	0.72%	N
								21,224,709	21,383,996	1.20%
Road and Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$10,119,063	10,081,316	10,068,467	0.57%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$13,280,937	13,176,120	13,214,533	0.74%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$29,600,000	29,317,345	29,452,000	1.66%	L/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.53%	4/8/2027	$2,000,000	$1,958,660	$1,990,000	0.11%	L/N
								54,533,441	54,725,000	3.08%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.60%	12/29/2027	$6,875,905	6,692,559	4,813,134	0.27%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	10.14%	12/29/2026	$2,091,992	1,962,929	1,283,505	0.07%	G/N
								8,655,488	6,096,639	0.34%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.24%	6/27/2029	$23,208,319	23,016,286	23,120,309	1.30%	N
AlphaSense, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	6.25%	10.55%	6/27/2029	$—	(46,417)	(17,602)	0.00%	K/N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.00%	4/13/2029	$353,843	351,481	353,843	0.02%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.00%	4/13/2029	$17,771,288	17,486,758	17,913,459	1.01%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$—	(8,063)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.56%	9/12/2029	$11,307,053	10,977,474	11,420,124	0.64%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.91%	5/30/2029	$26,250,000	25,987,500	25,961,250	1.46%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.16%	6/12/2030	$98,039	79,657	98,039	0.01%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.16%	6/12/2030	$1,742,647	1,699,081	1,756,588	0.10%	N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.00%	6/26/2030	$—	(9,795)	(28,870)	0.00%	H/K/N
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	9.00%	6/26/2030	$2,356,713	2,334,501	2,323,719	0.13%	H/N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.00%	6/26/2030	$—	—	2,906	0.00%	H/N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$15,259,318	15,061,587	15,045,688	0.85%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$398,069	374,816	351,628	0.02%	N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$940,949	940,949	914,570	0.05%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$—	(16,334)	(18,577)	0.00%	K/N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$—	(22,793)	(24,000)	0.00%	K/N
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.42%	6/30/2030	$3,600,000	3,564,551	3,564,000	0.20%	N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$—	—	(8,812)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	11.96%	1/6/2026	$3,639,419	3,630,528	3,639,419	0.20%	H/L/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	12.04%	1/6/2027	$7,326,537	7,304,442	7,326,537	0.41%	H/L/N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.75%	7/13/2027	$418,269	415,064	414,923	0.02%	N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.75%	7/13/2027	$43,005	42,675	42,661	0.00%	N
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$—	(289)	(309)	0.00%	K/N
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	5.50%	9.65%	6/30/2029	$—	—	(52,000)	0.00%	K/N
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.65%	6/30/2029	$5,666,667	5,611,049	5,598,667	0.31%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.99%	5/22/2029	$257,143	248,411	255,857	0.01%	N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.20%	5/22/2029	$5,670,157	5,462,680	5,658,816	0.32%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	3/10/2031	$6,650,000	6,564,861	6,636,700	0.37%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	3/10/2031	$—	(19,532)	(2,857)	0.00%	K/N
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.12%	3/10/2031	$95,238	73,810	92,381	0.01%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.63%	7/9/2029	$2,496,463	2,387,549	2,463,502	0.14%	N
GTY Technology Holdings Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.63%	7/9/2029	$3,056,701	3,016,189	3,016,343	0.17%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.63%	7/9/2029	$1,930,878	1,850,079	1,905,384	0.11%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.63%	7/9/2029	$1,481,734	1,429,055	1,462,171	0.08%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.00%	7/9/2029	$370,023	$346,003	$349,667	0.02%	N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.41%	9/30/2030	$18,260,479	18,026,892	17,968,311	1.01%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$—	(29,482)	(37,647)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$5,676,306	5,574,188	5,457,798	0.31%	N
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$360,757	354,367	346,870	0.02%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$301,811	289,652	290,192	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.90%	12/17/2027	$468,481	464,299	449,908	0.03%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.73%	8/5/2028	$8,017,052	7,744,659	7,903,459	0.44%	N
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$—	(557)	(586)	0.00%	K/N
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.81%	11/19/2031	$405,983	401,612	401,294	0.02%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.78%	9/15/2026	$7,116,917	7,118,788	7,058,205	0.40%	N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	10.73%	5/9/2028	$26,491,828	26,154,316	26,500,504	1.49%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.80%	5/9/2028	$—	(15,874)	—	0.00%	H/K/N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.40%	6/30/2028	$4,026,927	3,988,189	3,982,608	0.22%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.40%	6/30/2028	$2,255,079	2,237,692	2,236,500	0.13%	N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.66%	7/25/2029	$60,857	55,506	57,800	0.00%	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.66%	7/25/2029	$2,720,542	2,609,027	2,681,500	0.15%	N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/22/2028	$5,661,797	5,523,804	5,661,797	0.32%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/22/2028	$434,975	440,815	434,976	0.02%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$—	(572)	—	0.00%	K/N
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.26%	12/21/2027	$3,549,742	3,445,069	3,393,553	0.19%	L/N
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.26%	12/21/2027	$649,959	636,234	621,361	0.03%	L/N
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	2.10% Cash + 5.00% PIK	11.26%	12/21/2027	$—	(1,727)	(13,037)	0.00%	K/N
								225,150,710	226,931,490	12.76%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.50%	10.50%	8/15/2028	$24,302,848	23,794,016	23,865,397	1.34%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.66%	7/2/2026	$10,336,041	10,194,393	10,336,041	0.58%	N
								33,988,409	34,201,438	1.92%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.70%	4/25/2031	$34,673,627	34,379,622	35,193,732	1.98%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$22,222,222	21,982,866	22,222,222	1.25%	N
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$3,195,681	3,124,961	3,195,681	0.18%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(A)	1.00%	6.25%	10.51%	9/8/2027	$842,839	862,455	842,839	0.05%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	10.85%	12/30/2026	$17,359,388	17,278,212	17,359,388	0.98%	N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	10.85%	12/30/2026	$6,765,612	6,749,305	6,765,612	0.38%	N
								49,997,799	50,385,742	2.84%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.75%	6/11/2029	$14,402,625	14,159,267	14,253,110	0.80%	H/N

Total Debt Investments - 208.2% of Net Assets								1,607,674,737	1,540,587,481	86.66%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC (AutoAlert)	Common Stock				540,248	$9,085,917	$5,190,704	0.29%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,341,783	0.08%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock				5,982,385	485,322	60	0.00%	D/E/N
AGY Equity, LLC	Class B Preferred Stock				4,187,669	—	42	0.00%	D/E/N
AGY Equity, LLC	Class C Common Stock				3,290,312	—	33	0.00%	D/E/N
						485,322	135	0.00%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	2	0.00%	D/E/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	2	0.00%	D/E/N
						285,933	4	0.00%
Construction & Engineering
Homerenew Buyer, Inc. (Renovo)	Class A Preferred Units				6,165	2,203,054	931,157	0.05%	B/D/E/N
Homerenew Buyer, Inc. (Renovo)	Class B-1 Preferred Units				9,908	—	—	0.00%	B/D/E/N
Homerenew Buyer, Inc. (Renovo)	Class C-1 Common Units				15,501	—	—	0.00%	B/D/E/N
Hylan Global LLC	Common Stock				738,447	738,447	7	0.00%	B/D/E/N
						2,941,501	931,164	0.05%
Diversified Consumer Services
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				41,346,557	—	413	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Common Shares				196,805	—	2	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				10,173,792	—	102	0.00%	D/E/N
SellerX Germany GMBH & Co. KG (Germany)	Common Shares				706,179	8,197	7	0.00%	B/D/E/H/N
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				48,576,519	15,107,298	13,601,425	0.77%	B/D/E/H/N
Thras.io, LLC	Common Units				291,605	—	3	0.00%	D/E/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	24,166,714	13,900,952	0.78%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	13,900,952	0.78%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	6,128,156	8,198,047	0.46%	B/E/N
						58,831,527	49,601,903	2.79%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				28,277,397	33,645,650	51,054,000	2.87%	E/F/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	426,774	0.02%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	35,463	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	16	0.00%	D/E/H/N
						34,047,257	51,516,253	2.89%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	10	0.00%	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	53	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	23	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	1	0.00%	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,593	216,336	13,399	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	137,887	0.01%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	$500,000	$229,978	0.01%	D/E/N
						11,098,416	381,351	0.02%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	2,035,555	0.11%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/E/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	788,705	0.04%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	94,136	—	1,490,270	0.08%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	7,636,950	0.43%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	6	0.00%	D/E/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	145,341	0.01%	D/E/N
Igloo Parent Holdings LLC (InMoment)	Common Units				97	7,661,666	7,987,941	0.45%	D/E/I/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	2,837,758	0.16%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			12/18/2025	1,049,996	276,492	2,276,807	0.13%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	2,731,678	0.15%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	29	0.00%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	30,604	0.00%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,653,353	0.32%	D/E/N
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	44,928	—	—	0.00%	D/E/N
						19,657,764	31,579,442	1.77%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	7	0.00%	D/E/N

Media
Khoros, LLC (Lithium)	Preferred Units				63,768	1,302,031	1,468,577	0.08%	D/E/N
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	231,354	0.01%	D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	46,208	0.00%	D/E/N
Streamland Media Holdings LLC	Common Units				2,636	134,515	—	0.00%	D/E/N
						1,522,995	1,746,139	0.09%
Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock				4,335	—	—	0.00%	D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	21,138	0.00%	D/N

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	1,155,295	0.06%	D/E/F/N
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				255,112	3,207,662	13,786,252	0.78%	D/E/H/N
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				17,007	—	902,221	0.05%	D/E/H/N
						29,918,710	15,843,768	0.89%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Road and Rail
Motive Technologies, Inc. (Keep Trucking)	Warrants to Purchase Common Stock				825,000	$825,000	$775,500	0.04%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	17	0.00%	D/E/N
						578,389	2,125	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	15,108,855	15,136,965	0.85%	E/N

Total Equity Securities - 23.8% of Net Assets						187,337,958	176,103,936	9.91%

Total Investments - 232.0% of Net Assets						$1,795,012,695	$1,716,691,417	96.57%

Cash and Cash Equivalents - 8.2% of Net Assets							$60,994,300	3.43%

Total Cash and Investments - 240.2% of Net Assets							$1,777,685,717	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2025

Notes to Consolidated Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
Non-controlled affiliate – as defined under the Investment Company Act of 1940, as amended (the “1940 Act”) (ownership of between 5% and 25% of the outstanding voting securities of this issuer). See Consolidated Schedule of Changes in Investments in Affiliates.
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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $240,645,891 and $272,118,126, respectively, for the nine months ended September 30, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2025 was $1,706,754,354 or 96.0% of total cash and investments of the Company. As of September 30, 2025, approximately 16.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2025

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

Investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), TCPC Funding II, LLC, a Delaware limited liability company (“TCPC Funding II”), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 (the “1934 Act”) and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP (including effective from the closing (the “Closing”) of the Merger (as defined below) on March 18, 2024, the consolidated accounts of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

On March 18, 2024, the Company completed its previously announced acquisition of BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 10, 2024, by and among the Company, BCIC, Merger Sub, and solely for the limited purposes set forth therein, BlackRock Capital Investment Advisors, LLC, a Delaware limited liability company and investment advisor to BCIC (“BCIA”), and the Advisor. Pursuant to the Merger Agreement, BCIC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP and an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of, and as of the effective time of, the Merger, BCIC’s separate corporate existence ceased.

See “Note 12 – Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

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

The Company’s investments are generally held by the Company’s subsidiaries. Investments are recorded at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in the policies adopted by the Valuation Designee and approved by the Board of Directors. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

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

September 30, 2025

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

At September 30, 2025, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$809,843	$809,843
2	Other direct and indirect observable market inputs (3)	5,261,786	—	—	5,261,786
3	Independent third-party valuation sources that employ significant unobservable inputs	1,475,441,767	59,756,438	174,136,444	1,709,334,649
3	Valuation Designee valuations with significant unobservable inputs	—	127,490	1,157,649	1,285,139
Total		$1,480,703,553	$59,883,928	$176,103,936	$1,716,691,417

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,221,289,917	Income approach	Discount rate	7.9% - 26.9% (11.0%)
	112,459,758	Market comparable companies	Revenue multiples	0.3x - 1.4x (1.0x)
	69,555,003	Market comparable companies	EBITDA multiples	3.8x - 10.0x (6.4x)
	64,483,443	Market quotations	Indicative bid/ask quotes	1 (1)
	7,653,646	Transaction approach (3)	N/A	N/A
Other Corporate Debt	59,756,438	Market comparable companies	Book value multiples	1.6x (1.6x)
	127,490	Asset approach (2)	N/A	N/A
Equity	59,694,545	Option Pricing Model	EBITDA/Revenue multiples	2.1x - 30.4x (10.0x)
			Implied volatility	45.0% - 75.0% (59.4%)
			Term	0.5 years - 3.0 years (2.2 years)
	51,054,000	Market comparable companies	Book value multiples	1.6x (1.6x)
	23,308,102	Market comparable companies	Revenue multiples	0.3x - 5.0x (0.9x)
	21,820,738	Market comparable companies	EBITDA multiples	3.8x - 18.0x (9.1x)
	17,381,042	Income approach	Discount rate	10.4% - 15.0% (13.2%)
	2,035,666	Transaction approach (3)	N/A	N/A
$1,710,619,788

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,525,587,362	$59,884,621	$188,280,321	$1,773,752,304
Net realized and unrealized gains (losses)	(2,181,394)	—	310,516	(1,870,878)
Acquisitions (1)	65,391,223	—	1,344,526	66,735,749
Dispositions	(124,583,402)	—	(15,798,919)	(140,382,321)
Transfers into Level 3 (2)	11,227,978	—	—	11,227,978
Transfers out of Level 3 (3)	—	(128,183)	—	(128,183)
Ending balance	$1,475,441,767	$59,756,438	$174,136,444	$1,709,334,649

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(13,419,807)	$—	$(57,536)	$(13,477,343)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes.
(3)
Comprised of one investment that was transferred to Valuation Designee Valuation.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,157,403	$1,157,403
Net realized and unrealized gains (losses)	—	(693)	246	(447)
Transfers into Level 3 (1)	—	128,183	—	128,183
Ending balance	$—	$127,490	$1,157,649	$1,285,139

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(693)	$246	$(447)

(1)
Comprised of one investment that was transferred from Independent Third-Party Valuation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,549,242,872	$64,772,456	$150,615,054	$1,764,630,382
Net realized and unrealized gains (losses)	(55,932,526)	—	1,712,232	(54,220,294)
Acquisitions (1)	186,991,361	—	39,355,031	226,346,392
Dispositions	(221,083,573)	—	(17,545,873)	(238,629,446)
Transfers into Level 3 (2)	16,223,633	—	—	16,223,633
Transfers out of Level 3 (3)	—	(5,016,018)	—	(5,016,018)
Ending balance	$1,475,441,767	$59,756,438	$174,136,444	$1,709,334,649

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(32,537,735)	$—	$1,076,567	$(31,461,168)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 due to reduced number of market quotes.
(3)
Comprised of one investment that was transferred to Valuation Designee Valuation.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,157,403	$1,157,403
Net realized and unrealized gains (losses)	—	(2,349,304)	246	(2,349,058)
Dispositions	—	(2,539,224)	—	(2,539,224)
Transfers into Level 3 (1)	—	5,016,018	—	5,016,018
Ending balance	$—	$127,490	$1,157,649	$1,285,139

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(2,349,828)	$246	$(2,349,581)

(1)
Comprised of one investment that was transferred from Independent Third-Party Valuation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2025, included in cash and cash equivalents was $6.9 million (0.9% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 4.04% and $50.1 million (6.8% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 4.01%. At December 31, 2024, included in cash and cash equivalents was $1.4 million (0.2% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.42% and $59.2 million (7.5% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 4.36%. There was no restricted cash at September 30, 2025 and December 31, 2024.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.4% of total investments at September 30, 2025 and December 31, 2024, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2025

2. Summary of Significant Accounting Policies — (continued)

Valuations of derivatives are determined using observable market inputs other than quoted prices in active markets for identical assets and, accordingly, are generally classified as Level 2 in the GAAP valuation hierarchy.

Merger Sub entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of Merger Sub’s 2025 Notes (as defined below) (see Note 4). The notional amount of the Interest Rate Swap was $35.0 million. Under the swap agreement, Merger Sub received a fixed interest rate of 2.633% and paid a floating interest rate of SOFR with payments due annually. The Interest Rate Swap matured on June 9, 2025.

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid were included as assets within “Due from broker” on the Consolidated Statement of Assets and Liabilities prior to its maturity on June 9, 2025.

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

During the nine months ended September 30, 2025 and 2024, the Company did not enter into any additional derivative transactions.

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

September 30, 2025

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

36th Street Capital Partners, LLC

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a BDC to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2), whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded. Our investment in 36th Street Capital Partners Holdings, LLC as of December 31, 2024 exceeded the threshold in at least one of the tests for both Rule 3-09 and Rule 4-08(g). Accordingly, we included the audited financial statements of 36th Street Capital Partners Holdings, LLC as an exhibit to our annual report on Form 10-K for the year ended December 31, 2024.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members’ or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

September 30, 2025

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Company plans to adopt the ASU 2023-09 for the annual reporting period beginning on January 1, 2025 and does not expect a material impact on its consolidated financial statements.

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) that became effective at the Closing, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor's base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The base management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears. On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. For the three months ended September 30, 2025, the Advisor waived $1.8 million in management fees. For the nine months ended September 30, 2025, the Advisor waived $5.5 million in management fees.

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

September 30, 2025

3. Management Fees, Incentive Fees and Other Expenses — (continued)

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of September 30, 2025, the Company's cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three and nine months ended September 30, 2025.

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2025 and December 31, 2024, no such reserve was accrued.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

4. Debt

Debt is comprised of unsecured notes due February 2026 issued by the Company (the “2026 Notes”), unsecured notes due May 2029 issued by the Company (the “2029 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility entered into by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally entered into by BCIC and assumed by Merger Sub (“Merger Sub Facility”), and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being repaid on July 31, 2025, debt included $92.0 million in unsecured notes which were due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) and $250.0 million in senior unsecured notes due August 2024 issued by the Company (the “2024 Notes”) which was repaid on August 23, 2024.

Total debt outstanding and available at September 30, 2025 was as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$151,942,500	$148,057,500	$300,000,000	(3)
Funding Facility II	2029	SOFR+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	47,000,000	218,000,000	265,000,000	(8)
SBA Debentures	2026−2031	2.41%	(9)	111,200,000	—	111,200,000
2026 Notes ($325 million par)	2026	2.85%		325,111,245	—	325,111,245
2029 Notes ($325 million par)	2029	6.95%		322,229,902	—	322,229,902
Total leverage				1,057,483,647	$466,057,500	$1,523,541,147
Unamortized issuance costs				(5,868,338)
Debt, net of unamortized issuance costs				$1,051,615,309

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

September 30, 2025

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

The combined weighted-average interest rates on total debt outstanding at September 30, 2025 and December 31, 2024 were 4.98% and 5.19%, respectively.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2025	2024
Interest expense	$45,679,648	$49,848,875
Amortization of deferred debt issuance costs	3,994,405	3,371,840
Commitment fees	1,315,360	896,889
Total	$50,989,413	$54,117,604

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2025, the estimated fair values of the Operating Facility, as defined in Note 4, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $43.2 million. As of September 30, 2025, the 2026 Notes and the 2029 Notes had estimated fair values of $321.1 million and $334.7 million, respectively. As of December 31, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $55.5 million. As of December 31, 2024, the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.7 million, $315.9 million and $338.8 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2026 Notes and 2029 Notes were determined using market quotations, and the estimated fair value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2025 Notes, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On February 9, 2021, the Company issued $175.0 million of unsecured notes that mature on February 9, 2026, unless previously repurchased or redeemed in accordance with their terms. The 2026 Notes were issued at a discount to the principal amount. On August 27, 2021, the Company issued an additional $150.0 million of the 2026 Notes, at a premium to par, for a total outstanding aggregate principal amount of $325.0 million. The 2026 Notes bear interest at an annual rate of 2.850%, payable semi-annually, and all principal is due upon maturity. The 2026 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a “make whole” premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

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

On July 21, 2025, the Company caused notices to be issued to the holders of the 2025 Notes regarding the Company’s exercise of its option to prepay $35.0 million in aggregate principal amount of issued and outstanding Tranche A Notes and $57.0 million in aggregate principal amount of issued and outstanding Tranche B Notes, which represent the entire amount of the 2025 Notes outstanding, pursuant to the terms of the Note Assumption Agreement. The Company prepaid all $35.0 million in aggregate principal amount of the Tranche A Notes and $57.0 million in aggregate principal amount of the Tranche B Notes on July 31, 2025, at 100% of their principal amount, plus the accrued and unpaid interest thereon in accordance with the terms of the Note Assumption Agreement.

On May 30, 2024, the Company issued $325.0 million of unsecured notes that mature on May 30, 2029, unless previously repurchased or redeemed in accordance with their terms. The 2029 Notes were issued at a discount to the principal amount. The 2029 Notes bear interest at an annual rate of 6.95%, payable semi-annually, and all principal is due upon maturity. The 2029 Notes may be redeemed in whole or part at the Company's option at a redemption price equal to par plus a “make whole” premium, as determined pursuant to the indenture governing the 2029 Notes, and any accrued and unpaid interest.

As of September 30, 2025 and December 31, 2024, the components of the carrying value of 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	September 30, 2025			December 31, 2024
	2025 Notes	2026 Notes	2029 Notes	2025 Notes	2026 Notes	2029 Notes
Principal amount of debt	N/A	$325,000,000	$325,000,000	$92,000,000	$325,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	N/A	111,245	(2,770,098)	—	398,402	(3,254,364)
Carrying value of debt	N/A	$325,111,245	$322,229,902	$92,000,000	$325,398,402	$321,745,636

For the nine months ended September 30, 2025 and 2024, the components of interest expense for the 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Nine Months Ended September 30,
	2025			2024
	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2025 Notes	2026 Notes	2029 Notes
Stated interest expense	$3,932,362	$6,946,875	$16,940,625	$6,283,333	$3,955,054	$6,946,875	$7,529,167
Amortization of original issue discount/ (premium)	—	(287,157)	484,267	403,991	—	(293,659)	204,452
Total interest expense	$3,932,362	$6,659,718	$17,424,892	$6,687,324	$3,955,054	$6,653,216	$7,733,619

4. Debt — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025
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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of September 30, 2025, SVCP was in full compliance with such covenants.

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. On July 31, 2025, the Funding Facility II was amended to extend the revolving period from August 4,
2025 to July 31, 2027 and the stated maturity date from August 4, 2027 to July 31, 2029.

As of September 30, 2025, TCPC Funding II was in full compliance with such covenants.

4. Debt — (continued)

Merger Sub Facility

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

On March 18, 2024, Merger Sub entered into an assumption agreement (the “Credit Assumption Agreement”), effective as of the Closing. The Credit Assumption Agreement relates to Merger Sub’s assumption of that certain Second Amended and Restated Senior Secured Revolving Credit Agreement, originally entered into on February 19, 2016, as amended as of August 8, 2016, June 5, 2017, March 15, 2018, August 30, 2019, May 22, 2020, April 23, 2021, April 26, 2023 and September 6, 2023 (as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Merger Sub Facility”), by and among BCIC, Citibank, N.A., as administrative agent and the other parties thereto. The Merger Sub Facility provides for amounts to be drawn up to $265.0 million, by which Merger Sub may seek an increase in the commitments to $325.0 million in the aggregate (subject to satisfaction of certain conditions, including obtaining commitments). The Merger Sub Facility matures on September 6, 2028. Amounts outstanding under the Merger Sub Facility bear interest at a rate based on, at Merger Sub’s election, (i) in the case of ABR loans, a base reference rate equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the "Prime Rate" in effect on such day and (c) the adjusted term SOFR rate plus 1.00%, plus a margin ranging from 0.75% to 1.00% per annum, in the case of ABR loans, and 1.75% to 2.00% per annum, in the case of eurocurrency loans or SOFR loans, (ii) in the case of eurocurrency loans, a rate per annum equal to the adjusted CDOR rate or the adjusted EURIBOR rate, for loans denominated in Canadian dollars or in euros, respectively, plus, in either case, the Applicable Margin (as defined in the Merger Sub Facility) or (iii) in the case of SOFR loans, a rate per annum equal to the adjusted term SOFR rate plus the Applicable Margin. The Merger Sub Facility is secured by all of the assets held by Merger Sub as successor to BCIC.

SBA Debentures

As of September 30, 2025, the SBIC is able to issue up to $111.2 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of September 30, 2025, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of September 30, 2025 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
March 23, 2016	March 1, 2026	$4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		$111,200,000	2.41%	*

* Weighted-average interest rate

4. Debt — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

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

September 30, 2025

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$826,801	$984,286
Accordion Partners LLC	11/15/2031	656,191	656,191
Accuserve Solutions, Inc.	3/15/2030	1,970,013	2,273,092
Acquia, Inc.	11/1/2025	N/A	832,182
Alcami Corporation	12/21/2028	1,167,666	1,080,091
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	448,202	N/A
AlphaSense, Inc.	6/27/2029	4,641,664	4,641,664
Alpine Acquisition Corp II (48Forty)	11/30/2029	171,095	483,992
AmeriLife Holdings, LLC	8/31/2028	618,743	742,492
Applause App Quality, Inc.	10/24/2029	1,046,175	1,307,719
Appriss Health, LLC (PatientPing)	5/6/2027	736,257	736,257
Aras Corporation	4/13/2029	825,634	727,344
Avalara, Inc.	10/19/2028	N/A	270,000
Beekeeper Buyer Inc. (Archway)	6/30/2031	200,000	N/A
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	762,821
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	N/A	200,000
Brown & Settle, Inc.	5/16/2030	243,902	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	1,259,424
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	346,984
CareATC, Inc.	3/14/2026	945,362	945,362
Chronicle Parent LLC (Lexitas)	4/15/2031	2,418,058	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	878,017	N/A
Clever Devices Ltd.	6/12/2030	637,255	441,176
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	428,571
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	163,522
Deepl Se (Germany)	6/26/2030	2,062,124	N/A
Deepl Se (Germany)	6/26/2030	581,163	N/A
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	N/A	604,041
DNAnexus, Inc	12/18/2029	18,375,000	18,375,000
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	3,648,967
Douglas Holdings, Inc (Docupace)	8/27/2030	2,919,174	3,317,243
Douglas Holdings, Inc (Docupace)	8/27/2030	943,245	1,589,628
Douglas Holdings, Inc (Docupace)	8/27/2030	1,326,897	1,326,897
Dragos, Inc.	6/30/2030	2,400,000	N/A
Dragos, Inc.	6/30/2030	881,172	N/A
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	349,100	748,071
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	537,233	829,369
ESO Solutions, Inc.	5/3/2027	N/A	709,962
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,666,615	N/A
FirstUp, Inc	7/13/2027	38,620	N/A
Flexport Capital, LLC	6/30/2029	4,333,333	N/A
Fusion Holding Corp. (Finalsite)	9/15/2027	299,035	299,035

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2025	December 31, 2024
Fusion Risk Management, Inc.	5/22/2029	$385,714	$642,857
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,428,571	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,333,333	N/A
Griffon Bidco Inc.	7/31/2031	3,500,000	N/A
Griffon Bidco Inc.	7/31/2031	3,500,000	N/A
GTY Technology Holdings Inc.	7/9/2029	N/A	1,016,653
GTY Technology Holdings Inc.	7/9/2029	1,171,738	394,917
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	2,352,941	2,352,941
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	322,581
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	193,548
ICIMS, Inc.	8/18/2028	1,044,116	1,160,129
Integrate.com, Inc.	12/17/2027	14,000	14,000
Integrity Marketing Acquisition, LLC	8/25/2028	14,532,289	15,422,318
Intercept Bidco, Inc.	6/3/2030	416,667	416,667
Intercept Bidco, Inc.	6/3/2030	277,778	277,778
James Perse Enterprises, Inc.	9/8/2027	2,574,075	3,006,884
JF Acquisition, LLC (JF Petroleum)	6/18/2030	1,079,491	N/A
JF Acquisition, LLC (JF Petroleum)	6/18/2030	667,727	N/A
Kaseya, Inc.	6/25/2029	N/A	412,951
Kaseya, Inc.	6/25/2029	N/A	416,280
Kellermeyer Bergensons Services, LLC	11/6/2028	N/A	39,048
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	3,651,428	5,826,746
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,330,698	2,330,698
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	1,121,737
Logicmonitor, Inc	11/19/2031	50,748	50,748
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	95,603	222,333
Madison Logic Holdings, Inc.	12/30/2027	752,321	752,321
Modigent, LLC (Pueblo)	8/23/2027	337,262	80,100
Modigent, LLC (Pueblo)	8/23/2028	N/A	1,536,784
Mpulse Mobile Inc.	8/26/2032	371,047	N/A
Mpulse Mobile Inc.	8/26/2032	556,571	N/A
MRO Parent Corporation	6/9/2032	74,074	N/A
MRO Parent Corporation	6/9/2032	74,074	N/A
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	N/A	328,745
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	N/A	1,646,924
Persado, Inc.	6/10/2027	N/A	101,431
PlayPower, Inc	8/28/2030	1,313,131	1,313,131
Pluralsight, Inc.	8/22/2029	3,775,409	3,775,409
Pluralsight, Inc.	8/22/2029	1,849,410	1,849,410
PMA Parent Holdings, LLC	1/31/2031	750,000	750,000
RBS Buyer Inc.	7/31/2031	600,000	N/A
RBS Buyer Inc.	7/31/2031	1,000,000	N/A
Rialto Management Group, LLC	12/5/2030	172,414	172,414
Sailpoint Technologies Holdings, Inc.	8/16/2028	N/A	371,281
SellerX Germany GMBH & Co. KG (Germany)	6/18/2029	1,692,260	N/A
SellerX Germany GmbH (Germany)	11/22/2029	N/A	1,346,022
SellerX Germany GmbH (Germany)	10/28/2026	538,409	538,409
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	2,190,160	1,460,107
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	N/A	1,908,116
Serrano Parent, LLC (Sumo Logic)	5/12/2030	697,970	697,970
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Sonny’s Enterprises, LLC	8/5/2027	106,122	132,940
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,482,759	4,482,759
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,479,310	2,241,379
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	N/A	802,885
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	802,885	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2025	December 31, 2024
Stonebridge Companies, LLC	5/16/2031	$193,548	$-
Stonebridge Companies, LLC	5/16/2030	129,032	N/A
Streamland Media Midco, LLC	3/31/2029	12,191	N/A
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	8,668,407	8,668,407
Syndigo, LLC	9/2/2032	710,900	N/A
The Difference Card (Project Purple)	7/1/2032	776,367	N/A
The Difference Card (Project Purple)	7/1/2032	258,789	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	1,352,453	5,409,810
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	348,837
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	290,698
Trintech, Inc.	7/25/2029	152,143	152,143
Vortex Companies, LLC	9/4/2029	554,971	N/A
Vortex Companies, LLC	9/4/2029	96,196	140,839
Wharf Street Rating Acquisition LLC (KBRA)	9/16/2032	272,727	N/A
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	272,727	N/A
Xactly Corporation	2/3/2028	854,898	854,898
Zendesk Inc.	11/22/2028	955,930	1,393,091
Zendesk Inc.	11/22/2028	573,626	573,626
Zilliant Incorporated	12/21/2027	296,296	296,296
Total Unfunded Balances		$153,661,179	$143,915,382

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15.1 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. The Company, the affiliated funds and the Advisor intend to vigorously defend against these claims. On November 6, 2023, the Company, the affiliated funds, and the Advisor, and certain other defendants filed motions to dismiss the lawsuit, which was fully briefed on February 12, 2024 and was argued in court on March 6, 2024. On November 8, 2024, the court issued a decision, granting in part and denying in part the motion to dismiss. As a result, on December 6, 2024, the plaintiffs filed an amended complaint containing substantially similar allegations but without the claims dismissed by the court. On January 23, 2025, the Company, the Advisor and the funds managed by it, along with other defendants, filed a motion to dismiss one of the counts in the amended complaint, which was granted on September 11, 2025. As of the date of this report, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2025 and December 31, 2024, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $1.7 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2025 and 2024, expenses allocated pursuant to the Administration Agreement totaled $1.6 million and $1.7 million, respectively.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	$0.04	$3,403,092	$186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	$0.04	$3,401,509	$63,840
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.25	$21,258,866	$572,063
August 7, 2025	September 16, 2025	September 30, 2025	Special	$0.04	$3,401,419	$91,530
				$0.87	$73,993,640	$2,477,480

(1)
Dividends reinvested through purchase of shares in the open market.

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$-
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.34	$29,100,986	$771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	$0.34	$29,100,986	$722,140
				$1.02	$77,842,842	$1,493,791

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

To “opt in”, a shareholder shall notify Computershare Trust Company, N.A., the DRIP plan administrator (the “Plan Administrator”), in writing so that such notice is received by the Plan Administrator no later than the record date fixed by the Board of Directors for the distribution involved. The Plan Administrator will set up an account for shares acquired pursuant to the DRIP for each shareholder who has elected to participate in the DRIP (each a “Participant”). The amount of common stock to be issued to Participants pursuant to the DRIP will be calculated by reference to all shares of common stock owned by the Participant, whether

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

7. Stockholders’ Equity and Dividends — (continued)

held in its DRIP account or elsewhere. Common stock will be acquired by the Plan Administrator for the Participants’ accounts, through either (i) the receipt from the Company of additional unissued but authorized common stock (“newly issued common stock”) or (ii) the purchase of outstanding common stock in the open market (“open-market purchases”).

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the nine months ended September 30, 2025, approximately $2.5 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

September 30, 2025

7. Stockholders’ Equity and Dividends — (continued)

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2025:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	69,446	$6.68	$464,080

* Weighted-average price per share

No shares were repurchased by the Company under the Company Repurchase Plan for the nine months ended September 30, 2024.

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets from operations	$24,369,712	$21,632,960	$29,357,716	$(24,586,416)
Weighted average shares outstanding	85,034,351	85,591,134	85,051,475	77,772,017
Earnings (loss) per share	$0.29	$0.25	$0.35	$(0.32)

9. Subsequent Events

From October 1, 2025 through November 5, 2025, the Company repurchased 169,964 shares pursuant to the Company Repurchase Plan at a weighted average price of $5.80, for a total cost of $977,677.

On November 6, 2025, the Company’s Board of Directors declared a fourth quarter dividend of $0.25 per share, payable on December 31, 2025 to shareholders of record as of the close of business on December 17, 2025.

Subsequent to September 30, 2025, company-specific issues were identified related to our investment in Homerenew Buyer Inc. ("Renovo"), a direct-to-consumer home remodeling business, which commenced a liquidation process on November 3, 2025. While Renovo was previously removed from non-accrual status following a comprehensive recapitalization in the second quarter, the Company subsequently determined early in the fourth quarter that it does not expect to recover value from its investment in Renovo, and expects to fully write the investment down in the fourth quarter of 2025. As of September 30, 2025, the value of the Company’s investment in Renovo represented approximately 0.7% of the Company’s total investments at fair value. It is anticipated to impact the Company’s fourth quarter NAV by approximately $0.15 per share on a pro forma basis. The Company views this outcome to be a result of issues specific to this issuer, rather than a reflection of broader sector weakness.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

10. Financial Highlights

	Nine Months Ended September 30,
	2025	2024
Per Common Share
Per share NAV at beginning of period	$9.23	$11.90

Investment operations:
Net investment income (1)	1.02	1.26
Net realized and unrealized gain (loss) (1)	(0.67)	(1.75)
Total from investment operations	0.35	(0.49)

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	—	(0.28)
Repurchase of common stock	0.00	—

Dividends to common shareholders	(0.87)	(1.02)

Per share NAV at end of period	$8.71	$10.11

Per share market price at end of period	$6.20	$8.29

Total return based on market value (3) (4)	(18.8)%	(19.3)%
Total return based on net asset value (3) (5)	3.8%	(6.5)%

Shares outstanding at end of period	85,011,001	85,591,134

Ratios to average common equity: (6)
Net investment income	15.0%	16.2%
Expenses, before incentive fee and management fee waiver	13.1%	12.8%
Expenses, net of incentive fee, before management fee waiver	13.1%	15.1%
Expenses, net of incentive fee and management fee waiver	12.2%	15.1%

Ending common shareholder equity	$740,023,663	$865,636,898
Portfolio turnover rate	13.5%	11.9%
Weighted-average debt outstanding	$1,138,084,449	$1,251,449,814
Weighted-average interest rate on debt	5.4%	5.3%
Weighted-average number of common shares	85,051,475	77,772,017
Weighted-average debt per share	$13.38	$16.09

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended September 30, 2025.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of September 30, 2025 (Unaudited)	$151,943	$5,643	—	N/A
Fiscal Year 2024	120,671	6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Funding Facility I
As of September 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Funding Facility II
As of September 30, 2025 (Unaudited)	$100,000	$5,643	—	N/A
Fiscal Year 2024	75,000	6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of September 30, 2025 (Unaudited)	$47,000	$5,643	—	N/A
Fiscal Year 2024	60,000	6,932	—	N/A
SBA Debentures
As of September 30, 2025 (Unaudited)	$111,200	$5,643	—	N/A
Fiscal Year 2024	131,500	6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
2019 Convertible Notes
As of September 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
2022 Convertible Notes
As of September 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (unaudited) (Continued)

September 30, 2025

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
As of September 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of September 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of September 30, 2025 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2024	92,000	1,789	—	N/A
2026 Notes
As of September 30, 2025 (Unaudited)	$325,000	$1,778	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of September 30, 2025 (Unaudited)	$325,000	$1,778	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A

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

September 30, 2025

12. Merger with BlackRock Capital Investment Corporation

On March 18, 2024, the Company completed its previously announced acquisition of BCIC, pursuant to the Merger Agreement, dated as of January 10, 2024, by and among the Company, BCIC, Merger Sub, and solely for the limited purposes set forth therein, BCIA, and the Advisor. Pursuant to the Merger Agreement, BCIC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP and an indirect wholly-owned subsidiary of the Company. As a result of, and as of the effective time of, the Merger, BCIC’s separate corporate existence ceased.

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

The Merger has been accounted for as an asset acquisition of BCIC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50 (“ASC 805”), Business Combinations-Related Issues. The Company determined the fair value of the shares of the Company’s common stock that were issued to former BCIC shareholders pursuant to the Merger Agreement plus transaction costs to be the consideration paid in connection with the Merger under ASC 805. The consideration paid to BCIC shareholders was less than the aggregate fair values of the BCIC assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The consideration paid was allocated to the individual BCIC assets acquired and liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets and liabilities (for example, cash) and did not give rise to goodwill. As a result, the purchase discount was allocated to the cost basis of the BCIC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the Merger. Immediately following the Merger, the investments were marked to their respective fair values in accordance with ASC 820 which resulted in immediate recognition of net unrealized appreciation in the Consolidated Statement of Operations as a result of the Merger. The purchase discount allocated to the BCIC debt investments acquired will amortize over the remaining life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized appreciation or depreciation on such investment acquired through its ultimate disposition. The purchase discount allocated to BCIC equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company may recognize a realized gain or loss with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

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

September 30, 2025

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

13. Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s CODM. The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2025
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	$927,026	$11,376,522	$—	$(376,352)	$—	$—	$11,000,170
Hylan Global LLC, Parent Common Units	—	298,333	—	(298,325)	—	—	8
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	83,477	842,642	—	—	—	(842,642)	—
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,050,376	(4,097,709)	3,127,334	—	(80,001)	—
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	803,280	14,458,626	—	(1,360,954)	803,280	—	13,900,952
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	14,458,626	—	(557,674)	—	—	13,900,952
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	640,770	6,959,570	—	597,707	640,770	—	8,198,047
Vingil Holding 2 S. à r.l. (SellerX) Common Shares	—	—	—	(8,190)	8,197	—	7
SellerX Germany GMBH & Co. KG, Senior Secured First Lien Revolver, SOFR + 5.00%, 0% SOFR Floor, due 10/28/26	63,205	—	—	(5,098)	812,711	—	807,613
SellerX Preferred Non Convertible Shares Series Z	—	—	—	(1,505,872)	15,107,297	—	13,601,425
SellerX Germany GMBH, Senior Secured First Lien Revolver, SOFR + 5%, 2% SOFR Floor, due 6/18/29	215,361	—	—	(238,767)	11,129,492	—	10,890,725
SellerX Germany GMBH, Senior Secured First Lien Tranche A1 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	301,749	—	—	—	7,286,727	—	7,286,727
SellerX Germany GMBH, Senior Secured First Lien Tranche A2 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	346,204	—	—	—	8,360,256	—	8,360,256
Homerenew Buyer, Inc. (Renovo), Class B-1 Preferred Units	—	—	—	—	—	—	—
HomeRenew Buyer, Inc., Senior Secured Super Priority Delayed Draw Term Loan, SOFR + 9.5%, 2.5% SOFR Floor, due 4/14/30	78,122	—	—	531,687	1,168,918	—	1,700,605
HomeRenew Buyer,INC, Senior Secured First Lien Term Loan, SOFR + 6.5%, 2.5% SOFR Floor, due 4/14/30	150,539	—	—	—	2,979,209	—	2,979,209
HomeRenew Buyer,INC, Senior Secured Priority Term Loan, SOFR + 7.00%, 2.5% SOFR Floor, due 4/14/30	74,128	—	—	—	1,293,699	—	1,293,699
HomeRenew Buyer,INC, Senior Secured Super Priority Term Loan, SOFR + 9.5%, 2.5% SOFR Floor, due 4/14/30	361,585	—	—	—	5,647,061	—	5,647,061
Homerenew Buyer, Inc. (Renovo), Class C-1 Common Units	—	—	—	—	—	—	—
Homerenew Buyer, Inc. (Renovo), Class A Preferred Units	—	—	—	(1,271,897)	2,203,054	—	931,157
Total	$4,045,446	$49,444,695	$(4,097,709)	$(1,366,401)	$57,440,671	$(922,643)	$100,498,613

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’voting securities.
(2)
Also includes fee income as applicable.
(3)
Acquisitions include new purchases, PIK income and amortization of original issue and market discounts and investments acquired in connection with the Merger.
(4)
Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2025
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/25	$5,378,079	$59,756,438	$—	$—	$—	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	3,103,163	51,054,000	—	(5,368,254)	5,337,172	31,082	51,054,000
Anacomp, Inc., Class A Common Stock	—	1,155,295	—	—	—	—	1,155,295
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	1,383,898	18,812,631	—	—	—	—	18,812,631
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	1,193,869	10,718,897	—	—	1,161,524	—	11,880,421
AA Acquisition Aggregator, LLC, Ordinary Shares	—	9,513,635	—	(4,322,931)	—	—	5,190,704
Conventional Lending TCP Holdings, LLC, Membership Units	453,090	14,543,083	(2,010,790)	3,132,707	85,000	(15,750,000)	—
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	—	—	(2,110,141)	2,110,141	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	—	53	—	—	53
Conergy Asia Holdings Limited, Class B Shares	—	—	—	10	—	—	10
Fishbowl INC., Common Membership Units	—	—	—	6	—	—	6
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	338,939	7,843,476	—	(2,363,720)	297,555	515,925	6,293,236
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	5,016,017	523	(2,349,827)	—	(2,539,223)	127,490
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	60,889	(6,578,877)	6,517,988	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	1,235,527	(4,512,868)	4,299,990	—	(1,022,649)	—
Kawa Solar Holdings Limited, Ordinary Shares	—	—	—	23	—	—	23
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	—	1	—	—	1
Total	$11,851,038	$179,709,888	$(15,212,153)	$1,656,187	$6,881,251	$(18,764,865)	$154,270,308

Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
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

Notes to Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered non-controlled affiliates under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.
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

Notes to Consolidated Schedule of Changes in Investments in Controlled Affiliates:

(1)
The issuers of the securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)
Also includes fee income as applicable.
(3)
Acquisitions include new purchases, PIK income and amortization of original issue and market discounts.
(4)
Dispositions include decreases in the cost basis from sales and paydowns.

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Stock	9/3/2020
AGY Equity, LLC, Class B Preferred Stock	9/3/2020
AGY Equity, LLC, Class C Common Stock	9/3/2020
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
Igloo Parent Holdings LLC, Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
Khoros, LLC (f/k/a Lithium Technologies, LLC), Preferred Units	5/23/2025
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc. ,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Stock	9/3/2020
AGY Equity, LLC, Class B Preferred Stock	9/3/2020
AGY Equity, LLC, Class C Common Stock	9/3/2020
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
INH Buyer, Inc. (IMA Health), A1 Preferred Stock	12/16/2024
INH Buyer, Inc. (IMA Health), Preferred Stock	12/16/2024
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
MXP Prime Platform GmbH (SellerX) (Germany) ,Warrants to Purchase Common Stock	11/23/2021
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH (Germany) ,Warrants to Purchase Preferred Series A1 Shares	4/30/2021
Razor Group GmbH (Germany) ,Warrants to Purchase Series C Shares	12/23/2022
Razor US LP, Class A Preferred Units	2/28/2024
Razor US LP, Common Units	2/28/2024
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SellerX Germany GMBH & Co. KG (Germany) ,Warrants to Purchase Common Stock	7/26/2023
SellerX Germany GMBH & Co. KG (Germany) ,Warrants to Purchase Preferred New Super Senior Shares	7/26/2023
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd. (United Kingdom) ,Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc. ,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of BlackRock TCP Capital Corp. (the “Company,” “we,” “us” or “our”), formerly known as TCP Capital Corp. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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
•
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
•
the ability to realize benefits anticipated by the Merger; and
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC (“TCPC Funding II”), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the 1934 Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC (“BCIA”), an indirect wholly owned subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. All of the subsidiaries of the Company are treated as disregarded entities.

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally issued by BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), and assumed by Merger Sub (“Merger Sub Facility”), unsecured notes due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and $132.0 million in committed leverage from the SBA (the “SBA Program”) and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2025 Notes, the 2026 Notes and the 2029 Notes, the “Leverage Program”). Prior to being repaid on August 23, 2024, debt included $250.0 million in unsecured notes due August 2024 issued by the Company (the “2024 Notes”).

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

On September 6, 2023, the Company entered into an agreement and plan of merger with BCIC, Merger Sub, and, solely for the limited purposes set forth therein, BCIA and the Advisor (such agreement, as amended, the “Merger Agreement”). On March 18, 2024, BCIC merged with and into Merger Sub, with Merger Sub continuing as the surviving company and as a subsidiary of SVCP and an indirect wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, BCIC’s separate existence ceased.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2025, 83.3% of our total assets were invested in qualifying assets.

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

Prior to the Closing, the investment advisory agreement provided that the base management fee be calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears; provided, however, that, effective as of February 9, 2019, the base management fee was calculated at an annual rate of 1.0% of our total assets (excluding cash and cash equivalents) that exceed an amount equal to 200% of the net asset value of the Company. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets and net asset value (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the "Amended and Restated Investment Advisory Agreement”), pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor’s base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The Company also entered into a fee waiver agreement with the Advisor (the "Fee Waiver Agreement"). The Fee Waiver Agreement provided that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter). On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. For the nine months ended September 30, 2025, the Advisor waived $5.5 million in management fees.

Additionally, the previous investment advisory agreement dated February 9, 2019 and the Amended and Restated Investment Advisory Agreement each provide that the Advisor or its affiliates may be entitled to incentive compensation under certain circumstances. According to the terms of such agreements, no incentive compensation was incurred prior to January 1, 2013. Under the previous investment advisory agreement, dated February 9, 2019, and as continued under the Amended and Restated Investment Advisory Agreement, the incentive compensation equals the sum of (1) 20% of all ordinary income since January 1, 2013 through February 8, 2019 and 17.5% thereafter and (2) 20% of all net realized capital gains (net of any net unrealized capital depreciation) since January 1, 2013 through February 8, 2019 and 17.5% thereafter, less ordinary income incentive compensation and capital gains incentive compensation previously paid. However, incentive compensation will only be paid to the extent the cumulative total return of the Company after incentive compensation and including such payment would equal or exceed a 7% annual return on daily weighted-average contributed common equity. The determination of incentive compensation is subject to limitations under the 1940 Act and the Investment Advisers Act of 1940.

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

As of September 30, 2025, 0.0% of our investments were categorized as Level 1, 0.3% were categorized as Level 2, 99.6% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended September 30, 2025, we invested approximately $63.1 million, comprised of new investments in 5 new and 2 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $61.8 million, or 97.9% of total acquisitions, were in senior secured loans. The remaining $1.3 million, or 2.1% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $139.5 million in proceeds from sales or repayments of investments during the three months ended September 30, 2025.

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

During the nine months ended September 30, 2025, we invested approximately $240.6 million, comprised of new investments in 18 new and 13 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $224.4 million, or 93.3% of total acquisitions, were in senior secured loans. The remaining $16.2 million or 6.7% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $272.1 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2025.

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

At September 30, 2025, our consolidated investment portfolio of $1,716.7 million (at fair value) consisted of 149 portfolio companies and was invested 89.7% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.3% in senior secured loans, 3.4% in senior secured notes, 0.0% in unsecured debt and 10.3% in equity investments. Our average portfolio company investment at fair value was approximately $11.5 million. Our largest portfolio company investment based on fair value was approximately 6.5% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 20.8% of our portfolio at September 30, 2025.

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

The industry composition of our portfolio at fair value at September 30, 2025 was as follows:

Industry	Percent of Total Investments
Software	13.2%
Internet Software and Services	12.8%
Diversified Financial Services	9.5%
Diversified Consumer Services	8.7%
Professional Services	7.7%
Health Care Technology	4.2%
Construction and Engineering	3.9%
Road and Rail	3.2%
Healthcare Providers and Services	3.0%
Automobiles	2.9%
Media	2.9%
Textiles, Apparel and Luxury Goods	2.9%
Capital Markets	2.8%
IT Services	2.6%
Technology Hardware, Storage and Peripherals	2.1%
Specialty Retail	2.0%
Electrical Equipment	1.7%
Paper and Forest Products	1.7%
Insurance	1.4%
Real Estate Management and Development	1.2%
Machinery	1.1%
Commercial Services and Supplies	1.0%
Other	7.5%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 11.5% at September 30, 2025 and 12.4% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.3% at September 30, 2025 and 11.1% at December 31, 2024. At September 30, 2025, 94.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 95.2% at September 30, 2025. Debt and preferred equity investments in nine portfolio companies were on non-accrual status as of September 30, 2025, representing 3.5% of the portfolio at fair value and 7.0% at cost. At December 31, 2024, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.5% at December 31, 2024. Debt and preferred equity investments in twelve portfolio companies were on non-accrual status as of December 31, 2024, representing 5.6% of the portfolio at fair value and 14.4% at cost.

Results of operations

Investment income

Investment income totaled $50.5 million and $70.9 million, respectively, for the three months ended September 30, 2025 and 2024, of which $48.9 million and $69.2 million were attributable to interest and fees on our debt investments, $1.6 million and $1.6 million to dividend income and $0.0 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $2.4 million and $6.7 million of non-recurring income related to prepayments and $0.1 million and $0.5 million in amendment fees for the three months ended September 30, 2025 and 2024, respectively. The decrease in investment income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the three months ended September 30, 2025.

Investment income totaled $157.9 million and $198.2 million, respectively, for the nine months ended September 30, 2025 and 2024, of which $151.6 million and $193.0 million were attributable to interest and fees on our debt investments, $6.3 million and $5.1 million to dividend income and $0.0 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $5.3 million and $13.1 million of non-recurring income related to prepayments and $1.1 million and $0.9 million in amendment fees for the nine months ended September 30, 2025 and 2024, respectively. The decrease in investment income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the nine months ended September 30, 2025.

Expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 were $23.2 million and $37.1 million, respectively, comprised of $16.8 million and $21.2 million in interest expense and related fees, $5.5 million and $6.2 million in base management fees, $0.8 million and $0.8 million in professional fees, $0.4 million and $0.5 million in administrative expenses, $0.0 million and $6.5 million in incentive fee expense, and $1.6 million and $1.9 million in other expenses, respectively, offset by $1.8 million and $0.0 million in management fee waivers. The decrease in operating expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily reflects a decrease in incentive fee expense due to the Company not accruing incentive fees in the three months ended September 30, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle, a decrease in interest expense due to lower SOFR rates during the three months ended September 30, 2025 and as a result of lower debt outstanding, and a decrease in management fees due to the application of a management fee waiver during the three months ended September 30, 2025.

Total operating expenses for the nine months September 30, 2025 and 2024 were $70.8 million and $100.2 million, respectively, comprised of $51.0 million and $54.1 million in interest expense and related fees, $16.5 million and $18.6 million in base management fees, $2.6 million and $2.4 million in professional fees, $1.6 million and $1.7 million in administrative expenses, $0.0 million and $19.2 million in incentive fee expense, and $4.6 million and $4.2 million in other expenses, respectively, offset by $5.5 million and $0.0 million in management fee waivers. The decrease in operating expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects a decrease in incentive fee expense due to the Company not accruing incentive fees in the nine months ended September 30, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle, a decrease in interest expense due to lower SOFR rates during the nine months ended September 30, 2025 and as a result of lower debt outstanding, and a decrease in management fees due to the application of a management fee waiver during the nine months ended September 30, 2025.

Net investment income

Net investment income was $27.3 million and $33.9 million, respectively, for the three months ended September 30, 2025 and 2024. The decrease in net investment income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily reflects the decrease in total investment income, partially offset by a decrease in expenses during the three months ended September 30, 2025.

Net investment income was $87.1 million and $98.0 million, respectively, for the nine months ended September 30, 2025 and 2024. The decrease in net investment income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses during the nine months ended September 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2025 and 2024 was $(97.0) million and $(31.4) million, respectively. Net realized loss for the three months ended September 30, 2025 was comprised primarily of a $72.6 million loss from the restructuring of our investment in Razor and $13.2 million, $4.1 million, $3.9 million, and $2.0 million in losses from the disposition of our investments in Conergy, Iracore, INH Buyer, and Conventional Lending, respectively. Net realized loss for the three months ended September 30, 2024 was comprised primarily of $24.1 million and $7.4 million in losses from the restructuring of our investments in Pluralsight and McAfee, respectively.

Net realized gain (loss) for the nine months ended September 30, 2025 and 2024 was $(204.3) million and $(67.1) million, respectively. Net realized loss for the nine months ended September 30, 2025 was comprised primarily of $72.6 million, $24.6 million, $22.5 million, $11.5 million and $10.7 million in losses from the restructuring of our investments in Razor, Seller X, Khoros, InMoment and Homerenew Buyer, and $24.5 million, $13.2 million and $11.5 million in losses from the disposition of our investments in Securus and Conergy, respectively. Net realized loss for the nine months ended September 30, 2024 was comprised primarily of $24.1 million, $22.8 million, $12.6 million and $7.4 million in losses from the restructuring of our investments in Pluralsight, Thras.io, Hylan and McAfee, respectively.

For the three months ended September 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $94.1 million and $19.2 million, respectively. The change in net unrealized appreciation for the three months ended September 30, 2025 primarily reflects a $74.6 million reversal of previously recognized unrealized loss from the restructuring of our investment in Razor, $13.2 million, $4.9 million, $3.7 million, and $2.8 million reversals of previously recognized unrealized losses from the disposition of our investments in Conergy, INH Buyer, Iracore and Conventional Lending, respectively, and $7.3 million and $2.3 million in gains on our investments in NEP and Domo, respectively, partially offset by a $6.9 million unrealized loss on our investment in Alpine, a $1.5 million unrealized loss on our investment in Fishbowl, a $1.4 million unrealized loss on our investment in Pluralsight, a $1.3 million unrealized loss on our investment in SellerX, and a $1.3 million unrealized loss on our investment in Paramount. The change in net unrealized depreciation for the three months ended September 30, 2024 primarily reflects $24.1 million and $7.6 million reversals of previous unrealized losses from the restructuring of our investments in Pluralsight and McAfee, respectively, a $4.2 million unrealized gain on our investment in Securus, a $3.6 million unrealized gain on our investment in Domo and other unrealized gains across the portfolio, partially offset by an $8.0 million unrealized loss on our investment in Gordon Brothers, a $4.0 million unrealized loss on our investment in SellerX, a $3.3 million unrealized loss on our investment in InMoment, a $2.8 million unrealized loss on our investment in Edmentum and a $2.2 million unrealized loss on our investment in Alpine.

For the nine months September 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $146.5 million and $(55.4) million, respectively. The change in net unrealized appreciation for the nine months ended September 30, 2025 primarily reflects $64.5 million, $21.9 million, $17.5 million, $8.3 million and $6.7 million reversals of previously recognized unrealized losses from the restructuring of our investments in Razor, Khoros, SellerX, Homerenew Buyer and InMoment, respectively, $23.9 million, $12.9 million and $7.5 million reversals of previously recognized unrealized losses from the disposition of our investments in Securus, Conergy and CIBT, respectively, $10.8 million and $4.9 million in gains on our investments in Job and Talent and Domo, respectively, partially offset by a $13.3 million unrealized loss on our investment in Alpine, an $8.1 million unrealized loss on our investment in Brook & Whittle, a $5.4 million unrealized loss on our investment in 36th Street Capital, a $4.8 million unrealized loss on our investment in Pluralsight and a $4.3 million unrealized loss on our investment in AutoAlert. The change in net unrealized depreciation for the nine months ended September 30, 2024 of $(55.4) million is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the nine months ended September 30, 2024 primarily reflects a $35.4 million unrealized loss on our investment in SellerX, a $20.2 million unrealized loss on our investment in Edmentum, a $14.7 million unrealized loss on our investment in Lithium, a $13.3 million unrealized loss on our investment in Razor, and a $7.2 million unrealized loss on our investment in Gordon Brothers, partially offset by $17.0 million, $10.7 million, $6.3 million, and $5.2 million reversals of previous unrealized losses from the restructuring of our investments in Thras.io, Hylan, Perch and McAfee, respectively.

Incentive compensation

Incentive fees, included in operating expenses for the three months ended September 30, 2025 and 2024 were $0.0 million and $6.5 million, and for the nine months ended September 30, 2025 and 2024 were $0.0 million and $19.2 million, respectively. The decrease in incentive fee expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was due to the Company not accruing incentive fees for the three and nine months ended September 30, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the nine months ended September 30, 2025.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $24.4 million and $21.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase in net assets resulting from operations during the three months ended September 30, 2025 was primarily due to lower net realized and unrealized losses, partially offset by lower net investment income compared to the three months ended September 30, 2024.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $29.4 million and $(24.6) million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net assets resulting from operations during the nine months ended September 30, 2025 was primarily due to lower net realized and unrealized losses, partially offset by lower net investment income compared to the nine months ended September 30, 2024.

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

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net investment income	$27,281,273	0.32	$33,877,641	0.40	$87,078,617	1.02	$97,964,446	1.26
Less: Purchase accounting discount amortization	1,645,031	0.02	3,044,864	0.04	4,440,925	0.05	7,278,861	0.09
Adjusted net investment income	$25,636,242	0.30	$30,832,777	0.36	$82,637,692	0.97	$90,685,585	1.17

Net realized and unrealized gain (loss)	$(2,911,561)	(0.03)	$(12,244,681)	(0.14)	$(57,720,901)	(0.68)	$(122,550,862)	(1.58)
Less: Realized gain (loss) due to the allocation of purchase discount	5,849,398	0.07	2,727,500	0.03	12,535,085	0.15	7,915,125	0.10
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(7,494,429)	(0.09)	(5,772,364)	(0.07)	(16,976,010)	(0.20)	6,692,862	0.09
Adjusted net realized and unrealized gain (loss)	$(1,266,530)	(0.01)	$(9,199,817)	(0.10)	$(53,279,976)	(0.63)	$(137,158,849)	(1.77)

Net increase (decrease) in net assets resulting from operations	$24,369,712	0.29	$21,632,960	0.25	$29,357,716	0.35	$(24,586,416)	(0.32)
Less: Purchase accounting discount amortization	1,645,031	0.02	3,044,864	0.04	4,440,925	0.05	7,278,861	0.09
Less: Realized gain (loss) due to the allocation of purchase discount	5,849,398	0.07	2,727,500	0.03	12,535,085	0.15	7,915,125	0.10
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(7,494,429)	(0.09)	(5,772,364)	(0.07)	(16,976,010)	(0.20)	6,692,862	0.09
Adjusted net increase (decrease) in assets resulting from operations	$24,369,712	0.29	$21,632,960	0.25	$29,357,716	0.35	$(46,473,264)	(0.60)

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of March 18, 2024, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the nine months ended September 30, 2025, approximately $2.5 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2025:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	69,446	$6.68	$464,080

No shares were repurchased by the Company under the Company Repurchase Plan for the nine months ended September 30, 2024.

Total leverage outstanding and available under the combined Leverage Program at September 30, 2025 were as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$151,942,500	$148,057,500	$300,000,000	(3)
Funding Facility II	2029	SOFR+2.00%	(4)	100,000,000	100,000,000	200,000,000	(5)
Merger Sub Facility(6)	2028	SOFR+2.00%	(7)	47,000,000	218,000,000	265,000,000	(8)
SBA Debentures	2026−2031	2.41%	(9)	111,200,000	—	111,200,000
2026 Notes ($325 million par)	2026	2.85%		325,111,245	—	325,111,245
2029 Notes ($325 million par)	2029	6.95%		322,229,902	—	322,229,902
Total leverage				1,057,483,647	$466,057,500	$1,523,541,147
Unamortized issuance costs				(5,868,338)
Debt, net of unamortized issuance costs				$1,051,615,309

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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2025, the Company’s asset coverage ratio was 177.8%.

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

Net cash provided by operating activities during the nine months ended September 30, 2025 was $114.4 million, consisting primarily of $59.5 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $54.8 million.

Net cash used by financing activities was $145.0 million during the nine months ended September 30, 2025, consisting primarily of $92.0 million in repayment of 2025 Notes, $74.0 million in dividends paid to common shareholders, $1.4 million in payments of debt issuance costs and $0.5 million in repurchases of shares offset by $22.9 million in net credit facility draws.

At September 30, 2025, we had $61.0 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum shareholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2025, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, Merger Sub Facility, the 2026 Notes and the 2029 Notes, mature in August 2029, August 2027, September 2028, February 2026 and May 2029, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

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

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to the Amended and Restated Investment Advisory Agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the Amended and Restated Investment Advisory Agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement with the Administrator (the “Administration Agreement”), the Administrator provides us with administrative services, facilities and personnel. Payments under the Administration Agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the Amended and Restated Investment Advisory Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other.

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

The following tables summarize dividends declared for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	$0.04	$3,403,092	$186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	$0.04	$3,401,509	$63,840
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.25	$21,258,866	$572,063
August 7, 2025	September 16, 2025	September 30, 2025	Special	$0.04	$3,401,419	$91,530
				$0.87	$73,993,640	$2,477,480

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$-
May 1, 2024	June 14, 2024	June 28, 2024	Regular	$0.34	$29,100,986	$771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	$0.34	$29,100,986	$722,140
				$1.02	$77,842,842	$1,493,791

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
Each of the Company, TCPC Funding II, and the SBIC has entered into an investment advisory agreement with the Advisor.
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
•
We have entered into a royalty-free license agreement with BlackRock and the Advisor, pursuant to which each of BlackRock and the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock”
and “TCP”.

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

Recent Developments

From October 1, 2025 through November 5, 2025, the Company repurchased 169,964 shares pursuant to the Company Repurchase Plan at a weighted average price of $5.80, for a total cost of $977,677.

On November 6, 2025, the Company’s Board of Directors declared a fourth quarter dividend of $0.25 per share, payable on December 31, 2025 to shareholders of record as of the close of business on December 17, 2025.

Subsequent to September 30, 2025, company-specific issues were identified related to our investment in Homerenew Buyer Inc. ("Renovo"), a direct-to-consumer home remodeling business, which commenced a liquidation process on November 3, 2025. While Renovo was previously removed from non-accrual status following a comprehensive recapitalization in the second quarter, the Company subsequently determined early in the fourth quarter that it does not expect to recover value from its investment in Renovo, and expects to fully write the investment down in the fourth quarter of 2025. As of September 30, 2025, the value of the Company’s investment in Renovo represented approximately 0.7% of the Company’s total investments at fair value. It is anticipated to impact the Company’s fourth quarter NAV by approximately $0.15 per share on a pro forma basis. The Company views this outcome to be a result of issues specific to this issuer, rather than a reflection of broader sector weakness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2025, 94.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2025 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$38,613,665	$0.45
Up 200 basis points	25,742,443	0.30
Up 100 basis points	12,871,222	0.15
Down 100 basis points	(12,871,222)	(0.15)
Down 200 basis points	(25,329,583)	(0.30)
Down 300 basis points	(35,520,589)	(0.42)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - Other Information.

Item 1. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. On September 13, 2023, the Company was named as a defendant, together with the Advisor and certain other funds managed by the Advisor, as well as certain other defendants, in a lawsuit filed in the United States Bankruptcy Court for the Southern District of New York. The suit relates to a third-party sponsored collateralized loan obligation in which the Company and certain other defendants invested. The suit alleges that the Company and the other defendants knew or should have known of certain fraudulent activities of the third-party manager relating to its management of the collateralized loan obligation that caused the plaintiffs to suffer investment losses. The suit seeks to recover from the Company approximately $15 million, plus interest, additional amounts from the other defendants, and attorneys’ fees and costs from all defendants. The Company, the affiliated funds and the Advisor intend to vigorously defend against these claims and filed a motion to dismiss the lawsuit on November 6, 2023, which was argued in court on March 6, 2024. On November 8, 2024, the court issued a decision, granting in part and denying in part the motion to dismiss. As a result, on December 6, 2024, the plaintiffs filed an amended complaint containing substantially similar allegations but without the claims dismissed by the court. On January 23, 2025, the Company, the Advisor and the funds managed by it, along with other defendants, filed a motion to dismiss one of the counts in the amended complaint, which was granted on September 11, 2025. As of the date of this report, the Company and the Advisor cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome, including any potential losses that could result.

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

As of September 30, 2025, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2025.

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	69,446	$6.68	$464,080

No shares were repurchased by the Company under the Company Repurchase Plan for the nine months ended September 30, 2024.

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the nine months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first three quarters of the year ended December 31, 2025 and for each fiscal quarter in the years ended December 31, 2024 and December 31, 2023. On September 30, 2025, the reported closing price of our common stock was $6.20 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2025
First Quarter	$9.18	$9.45	$7.72	2.9%	(15.9)%	$0.29
Second Quarter	$8.71	$8.05	$6.47	(7.6)%	(25.7)%	$0.29
Third Quarter	$8.71	$7.90	$6.12	(9.3)%	(29.7)%	$0.29
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$0.44
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59

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
10.1

Sixth Amendment to Loan and Servicing Agreement among TCPC Funding II, LLC, as borrower, Special Value
Continuation Partners LLC, as servicer, Morgan Stanley Asset Funding Inc., as administrative agent, and Morgan
Stanley Bank, N.A. and City National Bank, as lenders (5) **

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

BlackRock TCP Capital Corp.

Date: November 6, 2025	By:	/s/ Phil Tseng
	Name:	Phil Tseng
	Title:	Chief Executive Officer

Date: November 6, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer