Form 10-K
period 2025-12-31
BlackRock TCP Capital Corp.
filed 2026-02-27
CIK 1370755

9.7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2025 (the last business day of the Registrant’s most recently completed second quarter) was $654.8 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of February 27, 2026 was 84,331,037.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK TCP CAPITAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Investment operations are conducted through the Company’s wholly-owned subsidiaries, SVCP, TCPC Funding, TCPC Funding II and the SBIC. SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly-owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. BlackRock, Inc., along with its subsidiaries is referred to herein as “BlackRock”.

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

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “BlackRock/HPS Transaction”). In connection with the BlackRock/HPS Transaction, certain senior personnel of HPS joined the Advisor’s investment committee for the Company’s portfolio as voting members.

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

The Advisor

Our investment activities are managed by the Advisor, an indirect subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock”) and a limited liability company registered as an investment advisor under the Investment Advisers Act of 1940. BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. At December 31, 2025, BlackRock's assets under management were $14.0 trillion. BlackRock helps clients meet their goals and overcome challenges with a range of products that include separate accounts, mutual funds, iShares® (exchange-traded funds), and other pooled investment vehicles. BlackRock also offers risk management, advisory and enterprise investment system services to a broad base of institutional investors through BlackRock Solutions®. Headquartered in New York City, as of December 31, 2025, the firm had approximately 24,900 employees in more than 30 countries who serve clients in over 100 countries across the globe, providing a broad range of investment management and technology services to institutional and retail clients worldwide.

The investment professionals of the Advisor have significant industry experience, including experience investing in middle-market companies. Together, they have invested through multiple business and credit cycles, across all segments of the capital structure and through a broad set of credit-oriented strategies including leveraged loan origination, secondary investments of discounted debt securities, and distressed and control opportunities. We believe that the Advisor's investment perspectives, complementary skills, and collective investment experience along with BlackRock’s resources, relationships and global platform provide the Advisor with a strategic and competitive advantage in middle-market investing.

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

BlackRock’s acquisition of HPS on July 1, 2025 resulted in the formation of the $370 billion Private Financing Solutions (PFS) platform, granting the Company access to even more deal flow. Both BlackRock and HPS have managed private credit strategies for approximately two decades, each with differentiated origination platforms spanning both sponsor and non-sponsor channels. The Company now benefits from the full scale, sourcing network, and underwriting expertise of the combined PFS platform, while maintaining its dedicated investment team and strategy-specific governance.

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

Investment Strategy

To achieve our investment objectives, we intend to focus on a subset of the broader investment strategies historically pursued by the Advisor. Our primary investment focus is the ongoing origination of and investments in leveraged loans of performing middle-market companies. For the purposes of this filing, the term “leveraged loans” refers to senior debt investments that rank ahead of subordinated debt and that generally have the benefit of security interests in the assets of the borrower. Our investments generally range from $1 million to $70 million per company, the size of which may grow over time in proportion with our capital base. We expect to generate current returns through a combination of the receipt of contractual interest payments on debt investments and origination and similar fees, and, to a lesser extent, equity appreciation through options, warrants, conversion rights or direct equity investments. We often receive equity interests such as preferred or common stock and warrants or options in connection with our debt investments. From time to time we may also use other investment strategies, which are not our primary focus, to attempt to enhance the overall return of our portfolio. These investment strategies may include, but are not limited to, the purchase of discounted debt, opportunistic investments, and financial instruments to hedge currency or interest rate risk associated with our portfolio.

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

Investment Portfolio

At December 31, 2025, our consolidated investment portfolio of $1,533.3 million (at fair value) consisted of 141 portfolio companies and was invested 92.5% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 88.6% in senior secured loans, 3.9% in senior secured notes, 0.0% in unsecured debt and 7.5% in equity investments. Our average portfolio company investment at fair value was approximately $10.9 million. Our largest portfolio company investment based on fair value was approximately 7.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 23.1% of our portfolio at December 31, 2025.

The following charts summarize our portfolio mix by industry and type based on the fair value of our investments as of December 31, 2025.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager, the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of 7 voting members. In total, the Investment Committee consists of approximately 40 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. With respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently Philip M. Tseng, Jason Mehring, Rob DiPaolo, Dan Worrell, Vikas Keswani, Michael Fenstermacher and Grishma Parekh. Approval by a simple majority vote of the voting members of the Investment Committee is required for the purchase or sale of any investment, with certain de-minimis exceptions. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2025, debt investments in fourteen portfolio companies were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

Investment Management Agreement

The Company has entered into an investment management agreement with the Advisor, under which the Advisor, subject to the overall supervision of our Board of Directors, manages the day-to-day operations and provides investment advisory services to the Company. For providing these services, the Advisor receives a base management fee and may receive incentive compensation. Prior to August 1, 2018, SVCP was regulated as a BDC and was also party to an investment management agreement with the Advisor. On January 29, 2018, SVCP amended and restated its limited partnership agreement (the "LPA"), effective as of January 1, 2018, to convert its then existing incentive compensation structure from a profit allocation and distribution to its general partner into a fee payable to the Advisor pursuant to such investment management agreement. The amendment had no impact on the amount of the incentive compensation paid or services received by the Company. Accordingly, prior to January 1, 2018, incentive compensation was allocated to SVCP’s general partner as a distribution. Our Board of Directors held in-person meetings on October 28-29, 2025, in order to consider and reapprove our investment management agreement.

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

Management Fee. The base management fee is calculated at an annual rate of 1.25% on total assets (excluding cash and cash equivalents) equal to or below 200% of the net asset value of the Company, and 1.00% thereafter, payable quarterly in arrears. Prior to the Merger, the Advisor's base management fee rate for managing the Company was calculated at an annual rate of 1.50% on total assets (excluding cash and cash equivalents) up to an amount equal to or below 200% of the net asset value of the Company, and 1.00% thereafter. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee is calculated based on the value of our total assets and net asset value (in each case, excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. The base management fee for any partial quarter is appropriately prorated. On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. On January 22, 2026, the Advisor voluntarily agreed to waive one-third of its base management fee with respect to the Company for the calendar quarter beginning on October 1, 2025 and ending on December 31, 2025.

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

Board and shareholder approval of the investment management agreement

Our Board of Directors held in-person meetings on October 28-29, 2025, in order to consider and reapprove our investment management agreement. In its consideration of the investment management agreement, the Board of Directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our financial performance, operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationships with us and the profitability of those relationships; (e) information about the services performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment advisor; and (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Leverage

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), $265.0 million in available debt under a senior secured revolving credit facility originally issued by BCIC, and assumed by Merger Sub (“Merger Sub Facility”), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and $111.2 million in committed leverage from the SBA (the “SBA Program”) and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2026 Notes and the 2029 Notes, the “Leverage Program”). Prior to being repaid on August 23, 2024, debt included $250.0 million in unsecured notes due August 2024 issued by the Company (the “2024 Notes”). Prior to being repaid on July 31, 2025, debt included $92.0 million in unsecured notes which were due December 2025 and originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”).

The Operating Facility matures on August 1, 2029, subject to extension by the lenders at the request of SVCP, and contains a $100 million accordion feature which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. Borrowings under the Operating Facility bear interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.10% for one month contracts and 0.15% for three month contracts, respectively, plus a margin equal to either 1.75% or 2.00% depending on the ratio of the borrowing base to the facility commitments, subject to certain limitations. The Operating Facility also accrues commitment fees of 0.375% per annum on the unused portion above the minimum utilization of the facility, or 0.50% per annum on the unused portion that is below the minimum utilization of the total facility until March 1, 2022, the date on which the March 2022 Convertible Notes were terminated in full, after which time they accrue at a rate of 2.00% per annum.

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) the London Inter-Bank Offered Rate ("LIBOR") plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum.

On June 15, 2023, the Operating Facility was amended to update the terms of the interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.11%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments.

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing the Canadian Dollar Offered Rate (“CDOR") and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants.

The Funding Facility II matures on July 31, 2029, subject to extension by the lender at the request of TCPC Funding II, and contains an accordion feature which allows for expansion of the facility up to $250.0 million subject to consent from the lender and other customary conditions. Borrowings under Funding Facility II bear interest at a rate of SOFR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an administrative fee of 0.15% per annum on the facility. The facility also accrues commitment fees of 0.35% per annum on the unused portion of the facility.

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. On July 31, 2025, the Funding Facility II was amended to extend the revolving period from August 4, 2025 to July 31, 2027 and the stated maturity date from August 4, 2027 to July 31, 2029 and updated interest to a rate of SOFR plus a margin of 2.00%.

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

The Tranche A Notes bore interest at a fixed rate equal to 6.85% per annum (which was increased from 5.82% per annum effective as of the Closing), payable semi-annually. The Tranche B Notes bore interest at a rate equal to the SOFR plus 3.14%, payable quarterly. The 2025 Notes had an original maturity of December 9, 2025 unless redeemed, purchased or prepaid prior to such date by Merger Sub or its affiliates in accordance with their terms. Merger Sub was permitted to prepay the 2025 Notes at its option, subject to a prepayment premium, in an amount equal to 1% on or before June 9, 2024, 0.5% after June 9, 2024 but on or before June 9, 2025 and zero after June 9, 2025. In addition, Merger Sub was obligated to offer to repay the 2025 Notes at par if certain change in control events occur.

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

The SBIC is able to issue up to $111.2 million in debt under the SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. SVCP has committed $87.5 million of regulatory capital to the SBIC, all of which had been funded at December 31, 2025. Debt issued under the SBA Debentures is non-recourse and may be prepaid at any time without penalty. The interest rate on such debt is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes.

The Leverage Program is subject to certain financial or other covenants. As of December 31, 2025, we were in full compliance with such covenants.

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

The occurrence of events similar to those in recent years, such as localized wars, instability, pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In particular, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. In addition, U.S. military action overseas and the conflict in the Middle East may cause exacerbated volatility and disruptions to both the domestic and global economy, spawn additional conflicts, result in possible sanctions and countersanctions, and trigger retaliatory cyberattacks. Any of the above factors, as well as other governmental actions, could have an adverse impact on macroeconomic factors that affect the Company and our portfolio companies' businesses, financial conditions, cashflows, and operations. We cannot predict the nature, magnitude and duration of the hostilities stemming from these conflicts. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business.

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

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Company’s performance.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. This risk is greater for fixed-income instruments with longer maturities.

Although inflation generally decelerated and stabilized throughout 2024 and 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady in 2025. Despite the interest rate reductions in the third and fourth quarters of 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.

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

Changes enacted by the current or a future presidential administration could significantly impact the regulation of financial markets in the U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been, effectuated through executive order. It is not possible to predict which, if any, actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

Our debt investments are generally based on floating rates, such as EURIBOR, SOFR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital.

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

Conversely, a decrease in the general level of interest rates typically leads to a higher rate of prepayments by borrowers. Accordingly, a decrease in interest rates may result in our reinvestment of the prepayment proceeds at lower rates of return than the return on the investments that were prepaid. A decrease in interest rates could lead to loans generating lower returns for us for the same level of risk. We may therefore be required to invest in riskier loans to achieve the same level of returns.

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

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. These advancements could harm our Company and our portfolio investments by reducing the demand for both the technology and software offerings of our portfolio investments. Additionally, these advancements could significantly disrupt our portfolio investments and subject them to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Also, artificial intelligence and machine learning technology advancements, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets.

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

Regulations related to artificial intelligence and machine learning technology could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain artificial intelligence and machine learning technology and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should the Company, the Advisor and our portfolio companies fail to comply.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes.

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

As of February 27, 2026, we were in compliance with these covenants. However our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in the Credit Agreements. Failure to comply with these covenants would result in a default under our debt arrangements which, if we were unable to obtain a waiver from the applicable creditors, would enable the applicable creditors to accelerate outstanding balances under our debt and terminate their commitments to lend to us. This would be expected to have a material adverse impact on our financial condition and results of operations and place limitations on our operational flexibility.

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

The Funding Facility II matures on July 31, 2029, subject to extension by the lender at the request of TCPC Funding II, the Merger Sub Facility matures on September 6, 2028, and the Operating Facility matures on August 1, 2029, subject to extension by the lenders at the request of SVCP. Any inability to renew, extend or replace the Funding Facility II, the Merger Sub Facility and/or the Operating Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

Funding Facility II matures on July 31, 2029, subject to extension by the lender at the request of TCPC Funding II. Borrowings under the Funding Facility II generally bear interest at a rate of SOFR, plus a margin of 2.00%, subject to certain funding requirements, plus an administrative fee of 0.15% per annum. The Merger Sub Facility matures on September 6, 2028. Borrowings under the Merger Sub Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.10%, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments, subject to certain limitations. The Operating Facility matures on August 1, 2029, subject to extension by the lenders at the request of SVCP. Borrowings under the Operating Facility generally bear interest at a rate of SOFR plus a credit spread adjustment of 0.10% for one month contracts and 0.15% for three month contracts, respectively, plus a margin equal to either 1.75% or 2.00%, depending on a ratio of the borrowing base to the facility commitments, subject to certain limitations.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2025, the SBIC had $111.2 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. As of December 31, 2025, the Company is not aware of any contingent liabilities.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2025, which represented borrowings equal to 63.1% of our total assets. On such date, we also had $1,650.4 million in total assets; $1,533.3 million in total investments; an average cost of funds of 4.90% based on contractual terms at December 31, 2025; $1,040.8 million aggregate principal amount of debt outstanding; and $598.0 million of total net assets. In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2025 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 4.90% by the $1,040.8 million of debt) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets at December 31, 2025 to determine the “Corresponding Return to Common Shareholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Common Shareholders	(34)%	(21)%	(9)%	4%	17%

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

As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. These requirements limit the amount that we may borrow. On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude the debt of TCPC SBIC LP guaranteed by the SBA from our 150% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $111.2 million more than it would otherwise be able to absent the receipt of this exemptive relief.

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

BlackRock Acquisition of HPS.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS LCC. There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisor will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisor will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisor may not continue with the Advisor after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisor may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisor for an undetermined period. There can be no assurances that BlackRock or the Advisor will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisor. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisor. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisor, including for the foregoing reasons, our operations and investment results may be adversely affected.

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

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. Rule 18f-4 under the 1940 Act requires the Company to implement and comply with the Rule 18f-4 limits on the amount of derivatives the Company can enter into and treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require the Company, if the Company’s use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager.

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

Certain loans we make are prepayable at any time, some of them at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for the Company in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields. Additionally, these companies may not be able to get a full tax deduction for such borrowings.

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

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2025, approximately $276.8 million, or approximately 17.0%, of our adjusted total assets were not “qualifying assets.” If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

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

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our shareholders. Since we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of our Credit Facilities, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

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

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyberattacks. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

Cybersecurity failures or breaches by the Advisor, any sub-adviser(s) and other third-party service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, such plans and systems, could prove to be inadequate, and, if compromised, could become inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our third-party service providers and issuers in which we invest. We and our shareholders could be negatively impacted as a result.

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

The Advisor, an indirect subsidiary of BlackRock, is responsible for the overall management of the Company. The Advisor relies on BlackRock’s enterprise risk management framework for the Company’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls and takes protective measures involving significant expense to prevent and address potential data breaches, inadvertent disclosures and sophisticated cyberattacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyberattack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Company cannot control the cybersecurity plans and systems of its Service Providers. The Company and its shareholders could be negatively impacted as a result.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyberattack, a pandemic, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyberattacks.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company is externally managed by the Advisor and has no employees or internal information systems. Thus, the Company relies on the Advisor, BlackRock, Inc. (“BlackRock”) as well as the custodian and other service providers to protect the Company's information from cybersecurity threats. The Company's chief compliance officer (the “CCO”) oversees the Company's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board of Directors. The CCO and the Advisor also review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems, which have the potential to subject the Company to information technology vulnerabilities, and receive reports from the Company's service providers regarding any cybersecurity threats and incidents.

Specifically, the Company's relies on the enterprise risk management (“ERM”) framework of BlackRock for the Company's cybersecurity risk management and strategy. The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisors regarding BlackRock’s cybersecurity program. Key aspects of the ERM framework are summarized below.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27002, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

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

i.
Governance: As discussed in more detail under the heading “BlackRock's Cybersecurity Governance” below, the oversight by BlackRock's Board of Directors ("BlackRock's Board") of cybersecurity risk management is supported by BlackRock's Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
ii.
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
iii.
Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect the Company’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing, data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
iv.
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
v.
Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems, or prevent system disruptions or cyberattacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
vi.
Education and Awareness: BlackRock’s employees and contractors receive communications on its evolving information security policies and procedures and are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2025, the Company is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Directors of the Company periodically receives reports from BlackRock and from the Advisor regarding
BlackRock’s cybersecurity program. Team members who support the Company's information security program have relevant educational and industry experience.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock's CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

On February 3, 2026, a putative securities class action lawsuit was filed in the United States District Court for the Central
District of California, captioned Burnell v. BlackRock TCP Capital Corp., et al., Case No. 2:26-cv-01102. The complaint names the
Company and certain of its current and former executive officers as defendants. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s securities between November 6, 2024 and January 23, 2026, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged materially false and misleading statements and/or omissions concerning the Company’s business, operations and financial condition. The plaintiff seeks unspecified compensatory damages, interest, attorneys’ fees and costs, and other relief. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

On February 24, 2026, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, captioned Terwilliger, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-01968. The defendants are certain current and former officers and directors of the Company. The Company is named as a nominal defendant. The complaint asserts claims on behalf of the Company for alleged breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising out of alleged wrongdoing by the defendants between November 6, 2024 and January 23, 2026, including allegedly making or causing the Company to make materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. The plaintiff seeks unspecified damages on behalf of the Company, corporate governance reforms, restitution, attorneys’ fees and costs, and such other relief as the court may deem just and proper. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The Nasdaq Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2025, 2024 and

2023. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount ranges, as applicable, to net asset value will be maintained.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2025
First Quarter	$9.18	$9.45	$7.72	2.9%	(15.9)%	$0.29
Second Quarter	$8.71	$8.05	$6.47	(7.6)%	(25.7)%	$0.29
Third Quarter	$8.71	$7.90	$6.12	(9.3)%	(29.7)%	$0.29
Fourth Quarter	$7.07	$6.19	$5.30	(12.4)%	(25.0)%	$0.25
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$0.44
Fiscal Year ended December 31, 2023
First Quarter	$13.00	$13.37	$9.73	2.8%	(25.2)%	$0.32
Second Quarter	$12.94	$11.42	$9.76	(11.7)%	(24.6)%	$0.34
Third Quarter	$12.72	$12.89	$11.00	1.3%	(13.5)%	$0.44
Fourth Quarter	$11.90	$12.41	$10.37	4.3%	(12.9)%	$0.59

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

As of February 26, 2026, we had approximately 46,000 beneficial owners whose shares are held in the names of the brokers, dealers and clearing agencies, and we had 151 shareholders of record. On February 26, 2026, the last reported sales price of our common stock was $4.51 per share. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

The table below sets forth each class of our outstanding securities as of February 27, 2026.

Title of Class	Amount Authorized	Amount Held by Registrant or for its Account	Amount Outstanding
Common Stock	200,000,000	-	84,331,037

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

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	0.25	21,259,430	399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	0.04	3,401,509	63,840
August 7, 2025	September 16, 2025	September 30, 2025	Regular	0.25	21,258,866	572,063
August 7, 2025	September 16, 2025	September 30, 2025	Special	0.04	3,401,419	91,530
November 6, 2025	December 17, 2025	December 31, 2025	Regular	0.25	21,174,435	418,063
				$1.12	$95,168,075	$2,895,543

(1)
Dividends reinvested through purchase of shares in the open market.

The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	0.34	29,100,986	722,140
November 6, 2024	December 17, 2024	December 31, 2024	Regular	0.34	28,929,237	637,485
November 6, 2024	December 17, 2024	December 31, 2024	Special	0.10	8,508,599	187,495
				$1.46	$115,280,678	$2,318,771

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

Shareholder Transaction Expenses
Sales Load (as a percentage of offering price)	—	(1)
Offering Expenses (as a percentage of offering price)	—	(2)
Dividend Reinvestment Plan Fees	—	(3)
Total Shareholder Transaction Expenses (as a percentage of offering price)
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock) (4)
Base Management Fees	2.65%	(5)
Incentive Compensation Payable Under the Investment Management Agreement	1.74%	(6)
Interest Payments on Borrowed Funds	6.72%	(7)
Other Expenses	1.33%	(8)
Total Annual Expenses	12.44%

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
(4)
The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $851.7 million for the year ended December 31, 2025.
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

(7)
“Interest Payments on Borrowed Funds” represents interest and fees estimated to be accrued on the Credit Facilities and amortization of debt issuance costs, and assumes the Credit Facilities are fully drawn (subject to asset coverage limitations under the 1940 Act) and that the interest rate on the debt issued is the rate in effect as of December 31, 2025 (i) under the Operating Facility, which was 5.83%, (ii) under the Funding Facility II which was 6.08% and (iii) under the Merger Sub Facility which was 5.83%. “Interest Payments on Borrowed Funds” additionally represents interest and fees estimated to be accrued on our $325.0 million in aggregate principal amount of notes due 2026, which bear interest at an annual rate of 2.85%, payable semi-annually, our $322.4 million in aggregate principal amount of notes due 2029, which bear interest at an annual rate of 6.95%, payable semi-annually and our $111.2 million of committed leverage from the SBA, which SBA debentures, once drawn, bear an interim interest rate of LIBOR plus 30 basis points, are non-recourse and may be prepaid at any time without penalty, and assumes that the committed leverage from the SBA is fully drawn. When we borrow money or issue preferred stock, all of our interest and preferred stock dividend payments are indirectly borne by our common shareholders.
(8)
“Other Expenses” includes our estimated overhead expenses, including expenses of our Advisor reimbursable under the investment management agreement and of the Administrator reimbursable under the administration agreement except for certain administration overhead costs which are not currently contemplated to be charged to us. Such expense estimate, other than the Administrator expenses, is based on actual other expenses for the year ended December 31, 2025.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(1)	$127	$313	$478	$815
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(2)	$127	$313	$478	$815

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

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), $200.0 million in available debt under a senior secured revolving credit facility issued by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally issued by BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), and assumed by Merger Sub (“Merger Sub Facility”), $325.0 million in senior unsecured notes issued by the Company maturing in 2026 (the “2026 Notes”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and $111.2 million in committed leverage from the SBA (the “SBA Program”) and, together with the Operating Facility, Funding Facility II, Merger Sub Facility, the 2026 Notes and the 2029 Notes, the “Leverage Program”). Prior to being repaid on August 23, 2024, debt included $250.0 million in unsecured notes due August 2024 issued by the Company (the “2024 Notes”). Prior to being repaid on July 31, 2025, debt included $92.0 million in unsecured notes which were due December 2025 and originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”).

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

See “Note 12 – Merger with BlackRock Capital Investment Corporation” for further information regarding the Merger Agreement and the Merger.

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “BlackRock/HPS Transaction”). In connection with the BlackRock/HPS Transaction, certain senior personnel of HPS joined the Advisor’s investment committee for the Company’s portfolio as voting members.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2025, 83.0% of our total assets were invested in qualifying assets.

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

As of December 31, 2025, 0.0% of our investments were categorized as Level 1, 0.0% were categorized as Level 2, 99.9% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the year ended December 31, 2025, we invested approximately $276.1 million, comprised of new investments in 23 new and 16 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $259.4 million, or 94.0% of total acquisitions, were in senior secured loans. The remaining $16.7 million, or 6.0% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $352.8 million in proceeds from sales or repayments of investments during the year ended December 31, 2025.

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

At December 31, 2025, our consolidated investment portfolio of $1,533.3 million (at fair value) consisted of 141 portfolio companies and was invested 92.5% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 88.6% in senior secured loans, 3.9% in senior secured notes, 0.0% in unsecured debt and 7.5% in equity investments. Our average portfolio company investment at fair value was approximately $10.9 million. Our largest portfolio company investment based on fair value was approximately 7.2% of our portfolio and our five largest portfolio company investments by value comprised approximately 23.1% of our portfolio at December 31, 2025.

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

The industry composition of our portfolio at fair value at December 31, 2025 was as follows:

Industry	Percent of Total Investments
Software	14.4%
Internet Software and Services	12.7%
Diversified Financial Services	10.2%
Professional Services	8.6%
Diversified Consumer Services	5.2%
Health Care Technology	4.7%
Road and Rail	3.6%
Textiles, Apparel and Luxury Goods	3.4%
Healthcare Providers and Services	3.3%
Capital Markets	3.0%
IT Services	3.0%
Construction and Engineering	2.6%
Automobiles	2.6%
Technology Hardware, Storage and Peripherals	2.3%
Specialty Retail	2.2%
Media	2.1%
Electrical Equipment	1.8%
Paper and Forest Products	1.7%
Real Estate Management and Development	1.4%
Insurance	1.3%
Aerospace and Defense	1.3%
Machinery	1.2%
Life Sciences Tools and Services	1.1%
Commercial Services and Supplies	1.1%
Trading Companies and Distributors	1.0%
Other	4.2%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 11.1% at December 31, 2025 and 12.4% at December 31, 2024, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.2% at December 31, 2025 and 11.1% at December 31, 2024. At December 31, 2025, 94.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate, and 5.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.1% at December 31, 2025. Debt and preferred equity investments in fourteen portfolio companies were on non-accrual status as of December 31, 2025, representing 4.0% of the portfolio at fair value and 9.7% at cost. At December 31, 2024, 94.5% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 5.5% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.5% at December 31, 2024. Debt and preferred equity investments in twelve portfolio companies were on non-accrual status as of December 31, 2024, representing 5.6% of the portfolio at fair value and 14.4% at cost.

Results of operations

Investment income

Investment income totaled $201.8 million, $259.4 million and $209.3 million, respectively, for the years ended December 31, 2025, 2024 and 2023, of which $194.0 million, $251.4 million and $205.1 million were attributable to interest and fees on our debt investments, $7.7 million, $7.9 million and $3.8 million to dividend income and $0.1 million, $0.1 million and $0.4 million to other income, respectively. Included in interest and fees on our debt investments were $6.0 million, $16.5 million and $1.8 million of non-recurring income related to prepayments and $1.1 million, $1.1 million and $0.9 million in amendment fees for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in investment income for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the year ended December 31, 2025. The increase in investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects an increase in interest income due to additional investment income earned on investments acquired as a result of the Merger and higher SOFR rates during the year ended December 31, 2024.

Expenses

Total operating expenses for the years ended December 31, 2025, 2024 and 2023 were $92.0 million, $127.2 million and $102.5 million, respectively, comprised of $66.1 million, $72.2 million and $47.8 million in interest expense and related fees, $21.8 million, $24.5 million and $24.0 million in base management fees, $3.7 million, $3.2 million and $2.2 million in professional fees, $1.9 million, $2.4 million and $1.5 million in administrative expenses, $0.0 million, $19.2 million and $22.6 million in incentive fee expense, and $5.8 million, $5.7 million and $4.4 million in other expenses, respectively, offset by $7.3 million, $0.0 million and $0.0 million in management fee waivers. The decrease in operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflects a decrease in incentive fee expense due to the Company not accruing incentive fees during the year ended December 31, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle, a decrease in interest expense due to lower SOFR rates during the year ended December 31, 2025 and as a result of lower debt outstanding, and a decrease in management fees due to the application of a management fee waiver during the year ended December 31, 2025. The increase in operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects an increase in interest expense as a result of the higher debt outstanding assumed as a result of the Merger and the issuance of the 2029 Notes during the year ended December 31, 2024.

Net investment income

Net investment income was $109.1 million, $131.8 million and $106.6 million, respectively, for the years ended December 31, 2025, 2024 and 2023. The decrease in net investment income for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflects the decrease in total investment income, partially offset by the decrease in expenses during the year ended December 31, 2025. The increase in net investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflects the increase in total investment income, partially offset by the increase in expenses during the year ended December 31, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2025, 2024 and 2023 was $(278.1) million, $(67.1) million and $(31.6) million, respectively. Net realized loss for the year ended December 31, 2025 was comprised primarily of $72.6 million, $24.6 million, $22.5 million and $11.5 million in losses from the restructuring of our investments in Razor, Seller X, Khoros and InMoment, and $24.8 million, $24.5 million, $24.1 million, $23.4 million, $20.2 million, $9.3 million and $7.6 million in losses from the disposition of our investments in Anacomp, Securus, Homerenew Buyer, Conergy, Astra, McAfee and CIBT, respectively. Net realized losses for the year ended December 31, 2024 were comprised primarily of $24.1 million, $22.8 million, $12.6 million and $7.4 million in losses from the restructuring of our investments in Pluralsight, Thras.io, Hylan and McAfee, respectively. Net realized losses for the year ended December 31, 2023 were comprised primarily of a $30.7 million loss from reorganization of our investment in Autoalert.

For the years ended December 31, 2025, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $80.1 million, $(127.8) million and $(36.4) million, respectively. The change in net unrealized appreciation for the year ended December 31, 2025 primarily reflects $64.5 million, $20.5 million and $6.9 million reversals of previously recognized unrealized losses from the restructuring of our investments in Razor, Khoros and InMoment, respectively, $25.6 million, $23.9 million, $23.2 million, $20.0 million, $9.1 million, $7.5 million and $6.9 million reversals of previously recognized unrealized losses from the disposition of our investments in Anacomp, Securus, Conergy, Astra, Homerenew Buyer, CIBT and McAfee, respectively, and a $10.4 million unrealized gain on our investment in Job and Talent, partially offset by a $33.3 million unrealized loss on our investment in Edmentum, a $20.4 million unrealized loss on our investment in Infinite (Razor), a $14.7 million unrealized loss on our investment in Alpine, a $12.7 million unrealized loss on our investment in Brook & Whittle, a $9.6 million unrealized loss on our investment in Pluralsight, a $8.5 million unrealized loss on our investment in AutoAlert, a $6.9 million unrealized loss on our investment in Fishbowl, and a $5.9 million unrealized loss on our investment in Hylan. The change in net unrealized depreciation of $(127.8) million for the year ended December 31, 2024 is net of $21.3 million in unrealized appreciation resulting from a reduction of the cost basis of investments acquired as a result of the Merger from allocation of the purchase discount paid by the Company. The change in net unrealized depreciation for the year ended December 31, 2024 primarily reflects a $63.7 million unrealized loss on our investment in Razor, a $21.9 million unrealized loss on our investment in Edmentum, a $20.6 million unrealized loss on our investment in Seller-X, a $16.0 million unrealized loss on our investment in Lithium, a $12.0 million unrealized loss on our investment in Astra, and an $11.4 million unrealized loss on our investment in Securus, partially offset by $17.1 million, $10.2 million, $6.3 million, and $5.5 million reversals of previous unrealized losses from the restructuring of our investments in Thras.io, Hylan, Perch and McAfee, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 primarily reflects an $18.2 million unrealized loss on our investment in Edmentum, a $12.3 million unrealized loss on our investment in Thras.io, a $9.3 million unrealized loss on our investment in Hylan, an $8.6 million unrealized loss on our investment in Magenta Buyer, a $6.3 million unrealized loss on our investment in Astra, a $6.0 million unrealized loss on our investment in 36th Street Capital, a $5.5 million unrealized loss on our investment in Khoros, a $4.8 million unrealized loss on our investment in Perch, offset by a $36.2 million reversal of previously recognized unrealized losses from the reorganization of our investment in Autoalert.

Incentive compensation

Incentive fees, included in operating expenses for the years ended December 31, 2025, 2024 and 2023 were $0.0 million, $19.2 million and $22.6 million, respectively. The decrease in incentive fee expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to the Company not accruing incentive fees during the year ended December 31, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2025, an excise tax expense of $0.7 million was recorded, based on the amount of tax-basis ordinary income for the years ended December 31, 2025 and 2024. For the year ended December 31, 2024, an excise tax expense of $0.5 million was recorded, based on the amount of tax-basis ordinary income for the years ended December 31, 2024 and 2023. For the year ended December 31, 2023, an excise tax expense of $0.2 million was recorded, based on the amount of tax-basis ordinary income for the years ended December 31, 2023 and 2022.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(88.9) million, $(63.1) million and $38.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The net decrease in net assets resulting from operations during the year ended December 31, 2025 was primarily due to the higher net realized and unrealized losses and lower net investment income compared to the year ended December 31, 2024. The net decrease in net assets resulting from operations during the year ended December 31, 2024 was primarily due to the higher net realized and unrealized losses, partially offset by higher net investment income compared to the year ended December 31, 2023.

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

	Year ended December 31,
	2025		2024
	Amount	Per Share	Amount	Per Share
Net investment income	$109,138,502	1.28	$131,757,870	1.65
Less: Purchase accounting discount amortization	5,147,469	0.06	10,303,754	0.13
Adjusted net investment income	$103,991,033	1.22	$121,454,116	1.52

Net realized and unrealized gain (loss)	$(198,069,515)	(2.33)	$(194,895,042)	(2.45)
Less: Realized gain (loss) due to the allocation of purchase discount	19,951,149	0.23	9,798,978	0.12
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(25,098,618)	(0.29)	1,784,116	0.02
Adjusted net realized and unrealized gain (loss)	$(192,922,046)	(2.27)	$(206,478,136)	(2.59)

Net increase (decrease) in net assets resulting from operations	$(88,931,013)	(1.05)	$(63,137,172)	(0.79)
Less: Purchase accounting discount amortization	5,147,469	0.06	10,303,754	0.13
Less: Realized gain (loss) due to the allocation of purchase discount	19,951,149	0.23	9,798,978	0.12
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(25,098,618)	(0.29)	1,784,116	0.02
Adjusted net increase (decrease) in assets resulting from operations	$(88,931,013)	(1.05)	$(85,024,020)	(1.06)

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the year ended December 31, 2025, approximately $2.9 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the years ended December 31, 2025 and 2024:

	2025	2024
Shares Repurchased	515,869	510,687
Price Per Share *	$5.84	$8.86
Total Cost	$3,011,382	$4,524,639

* Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at December 31, 2025 were as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$146,213,186	$153,786,814	$300,000,000	(3)
Funding Facility II	2029	SOFR+2.00%		100,000,000	100,000,000	200,000,000	(4)
Merger Sub Facility(5)	2028	SOFR+2.00%	(6)	36,000,000	229,000,000	265,000,000	(7)
SBA Debentures	2026−2031	2.41%	(8)	111,200,000	—	111,200,000
2026 Notes ($325 million par)	2026	2.85%		325,033,026	—	325,033,026
2029 Notes ($325 million par)	2029	6.95%		322,396,491	—	322,396,491
Total leverage				1,040,842,703	$482,786,814	$1,523,629,517
Unamortized issuance costs				(5,299,866)
Debt, net of unamortized issuance costs				$1,035,542,837

(1)
Except for the 2026 Notes and 2029 Notes all carrying values are the same as the principal amounts outstanding.

(2)
As of December 31, 2025, $140.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $3.3 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%.
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(5)
Debt assumed by the Company as a result of the Merger with BCIC.
(6)
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
(7)
Merger Sub Facility includes a $60.0 million accordion which allows for expansion of the facility to up to $325.0 million subject to consent from the lender and other customary conditions.
(8)
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2025, the Company’s asset coverage ratio was 164.2%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $111.2 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash provided by operating activities during the year ended December 31, 2025 was $154.9 million, consisting primarily of $75.4 million in net investment income (net of non-cash income and expenses) and the settlement of dispositions of investments (net of acquisitions) of $79.5 million.

Net cash used by financing activities was $185.4 million during the year ended December 31, 2025, consisting primarily of $95.2 million in dividends paid to common shareholders, $92.0 million repayment of the 2025 Notes, $3.0 million in repurchases of shares and $1.4 million in payments of debt issuance costs, offset by $6.1 million in net credit facility draws.

At December 31, 2025, we had $61.1 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At December 31, 2025, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, Merger Sub Facility, the 2026 Notes and the 2029 Notes, mature in August 2029, July 2029, September 2028, February 2026 and May 2029, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

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

The following tables summarize dividends declared for the year ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	0.25	21,259,430	399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	0.04	3,401,509	63,840
August 7, 2025	September 16, 2025	September 30, 2025	Regular	0.25	21,258,866	572,063
August 7, 2025	September 16, 2025	September 30, 2025	Special	0.04	3,401,419	91,530
November 6, 2025	December 17, 2025	December 31, 2025	Regular	0.25	21,174,435	418,063
				$1.12	$95,168,075	$2,895,543

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 29, 2024	March 14, 2024	March 29, 2024	Regular	$0.34	$19,640,870	$—
May 1, 2024	June 14, 2024	June 28, 2024	Regular	0.34	29,100,986	771,651
August 7, 2024	September 16, 2024	September 30, 2024	Regular	0.34	29,100,986	722,140
November 6, 2024	December 17, 2024	December 31, 2024	Regular	0.34	28,929,237	637,485
November 6, 2024	December 17, 2024	December 31, 2024	Special	0.10	8,508,599	187,495
				$1.46	$115,280,678	$2,318,771

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

Recent Developments

From January 1, 2026 through February 26, 2026, the Company repurchased 233,541 shares pursuant to the Company Repurchase Plan at a weighted average price of $5.50, for a total cost of $1.3 million.

On February 27, 2026, the Company’s Board of Directors declared a first quarter regular dividend of $0.17 per share, payable on March 31, 2026 to shareholders of record as of the close of business on March 17, 2026.

On February 9, 2026, the 2026 Notes matured and the Company repaid $325 million of principal amount at par plus the accrued and unpaid interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2025, 94.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2025 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$35,253,473	$0.42
Up 200 basis points	23,500,719	0.28
Up 100 basis points	11,747,965	0.14
Down 100 basis points	(11,662,721)	(0.14)
Down 200 basis points	(22,533,062)	(0.27)
Down 300 basis points	(28,119,897)	(0.33)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock TCP Capital Corp. and subsidiaries
(the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, financial highlights
(in Note 10) for each of the five years in the period then ended, and the related notes and schedules and statements listed in Index Item
15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal
Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our
report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by Tennenbaum Capital Partners, LLC (the “Advisor”),
each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach,

or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $1,532,874,531 as of December 31, 2025.

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

February 27, 2026

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BlackRock TCP Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock TCP Capital Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2026

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,425,285,902 and $1,737,804,418, respectively)	$1,360,801,852	$1,565,603,753
Non-controlled, affiliated investments (cost of $101,284,695 and $59,606,472, respectively)	34,821,907	49,444,695
Controlled investments (cost of $151,475,599 and $221,803,172, respectively)	137,678,713	179,709,888
Total investments (cost of $1,678,046,196 and $2,019,214,062, respectively)	1,533,302,472	1,794,758,336

Cash and cash equivalents	61,075,494	91,589,702
Receivable for investments sold	26,313,406	4,487,697
Interest, dividends and fees receivable	21,495,630	22,784,825
Deferred debt issuance costs	5,123,425	6,235,009
Due from broker	—	817,969
Prepaid expenses and other assets	3,050,038	2,357,825
Total assets	1,650,360,465	1,923,031,363

Liabilities
Debt (net of deferred issuance costs of $5,299,866 and $7,974,601, respectively)	1,035,542,837	1,118,340,225
Interest and debt related payables	7,245,830	8,306,126
Management fees payable	3,393,322	5,750,971
Reimbursements due to the Advisor	1,272,082	932,224
Interest Rate Swap, at fair value	—	731,830
Payable for investments purchased	—	99,494
Accrued expenses and other liabilities	4,893,197	3,746,826
Total liabilities	1,052,347,268	1,137,907,696

Commitments and contingencies (Note 5)

Net assets	$598,013,197	$785,123,667

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 84,564,578 and 85,080,447 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$84,564	$85,080
Paid-in capital in excess of par	1,730,298,757	1,731,057,459
Distributable earnings (loss)	(1,132,370,124)	(946,018,872)
Total net assets	598,013,197	785,123,667
Total liabilities and net assets	$1,650,360,465	$1,923,031,363

Net assets per share	$7.07	$9.23

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$161,267,396	$223,638,775	$183,528,944
Non-controlled, affiliated investments	1,954,547	1,475,521	1,046,044
Controlled investments	8,910,395	10,469,100	10,061,227
PIK interest income:
Non-controlled, non-affiliated investments	18,798,235	14,084,097	9,422,286
Non-controlled, affiliated investments	1,181,713	89,620	410,074
Controlled investments	1,912,033	1,653,364	651,700
Dividend income:
Non-controlled, non-affiliated investments	1,866,266	1,549,846	1,133,826
Non-controlled, affiliated investments	1,444,050	3,725,827	2,652,918
Controlled investments	4,434,368	2,606,160	—
Other income:
Non-controlled, non-affiliated investments	17,190	145,080	376,214
Non-controlled, affiliated investments	—	—	45,650
Total investment income	201,786,193	259,437,390	209,328,883

Operating expenses
Interest and other debt expenses	66,091,147	72,164,042	47,810,740
Management fees	21,833,194	24,541,027	24,020,766
Professional fees	3,661,258	3,196,682	2,173,123
Administrative expenses	1,923,224	2,389,479	1,532,284
Insurance expense	860,899	783,631	558,020
Director fees	755,000	821,219	936,819
Custody fees	364,323	380,582	365,107
Incentive fees	—	19,236,336	22,602,949
Other operating expenses	3,752,965	3,643,968	2,525,002
Total operating expenses, before management fee waiver	99,242,010	127,156,966	102,524,810
Management fee waiver (Note 3)	(7,277,731)	—	—
Total operating expenses, after management fee waiver	91,964,279	127,156,966	102,524,810

Net investment income before taxes	109,821,914	132,280,424	106,804,073
Excise tax expense	683,412	522,554	247,315
Net investment income	109,138,502	131,757,870	106,556,758

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(210,375,288)	(54,300,808)	(31,648,232)
Non-controlled, affiliated investments	(17,474,395)	(12,810,138)	—
Controlled investments	(50,273,592)	—	—
Interest Rate Swap	(9,491)	—	—
Net realized gain (loss)	(278,132,766)	(67,110,946)	(31,648,232)

Net change in unrealized appreciation (depreciation) (1):
Non-controlled, non-affiliated investments	108,089,691	(99,794,086)	(2,036,190)
Non-controlled, affiliated investments	(56,313,522)	(12,395,543)	(28,656,798)
Controlled investments	28,296,398	(15,584,976)	(5,741,106)
Interest Rate Swap	(9,316)	(9,491)	—
Net change in unrealized appreciation (depreciation)	80,063,251	(127,784,096)	(36,434,094)

Net realized and unrealized gain (loss)	(198,069,515)	(194,895,042)	(68,082,326)

Net increase (decrease) in net assets resulting from operations	$(88,931,013)	$(63,137,172)	$38,474,432

Basic and diluted earnings (loss) per share	$(1.05)	$(0.79)	$0.67

Basic and diluted weighted average common shares outstanding	84,988,524	79,670,868	57,767,264

(1) Includes $21,347,357 change in unrealized appreciation from application of Merger accounting under ASC 805 for the year ended December 31, 2024 (see Note 12).

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2022	57,767,264	57,767	967,890,570	(221,194,547)	746,753,790

Net investment income	—	—	—	106,556,758	106,556,758
Net realized and unrealized gain (loss)	—	—	—	(68,082,326)	(68,082,326)
Dividends paid to shareholders	—	—	—	(97,626,676)	(97,626,676)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(247,315)	247,315	—
Balance at December 31, 2023	57,767,264	$57,767	$967,643,255	$(280,099,476)	$687,601,546

Issuance of common stock in connection with the Merger (Note 12)	27,823,870	27,824	280,436,786	—	280,464,610
Repurchase of common stock	(510,687)	(511)	(4,524,128)	—	(4,524,639)
Net investment income	—	—	—	131,757,870	131,757,870
Net realized and unrealized gain (loss)	—	—	—	(194,895,042)	(194,895,042)
Dividends paid to shareholders	—	—	—	(115,280,678)	(115,280,678)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	487,501,546	(487,501,546)	—
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

Repurchase of common stock	(515,869)	(516)	(3,010,866)	—	(3,011,382)
Net investment income	—	—	—	109,138,502	109,138,502
Net realized and unrealized gain (loss)	—	—	—	(198,069,515)	(198,069,515)
Dividends paid to shareholders	—	—	—	(95,168,075)	(95,168,075)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	2,252,164	(2,252,164)	—
Balance at December 31, 2025	84,564,578	$84,564	$1,730,298,757	$(1,132,370,124)	$598,013,197

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$(88,931,013)	$(63,137,172)	$38,474,432
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	278,132,766	67,110,946	31,648,232
Change in net unrealized (appreciation) depreciation of investments	(80,063,251)	127,718,167	36,256,621
Net amortization of investment discounts and premiums	(13,088,537)	(21,849,303)	(5,835,136)
Amortization of original issue discount on debt	285,479	371,015	214,762
Interest and dividend income paid in kind	(21,891,981)	(15,827,081)	(10,392,996)
Amortization of deferred debt issuance costs	5,170,292	4,678,811	3,037,427
Cash acquired in the Merger	—	11,670,610	—
Merger costs capitalized into purchase price	—	(2,366,408)	—
Changes in assets and liabilities (1):
Purchases of investments (2)	(251,305,334)	(325,794,590)	(215,700,132)
Proceeds from disposition of investments	352,700,346	517,085,063	218,669,941
Decrease (increase) in interest, dividends and fees receivable	(1,620,801)	11,673,902	(4,746,887)
Decrease (increase) in due from broker	851,683	1,274,539	—
Decrease (increase) in receivable for investments sold	(21,825,709)	(3,816,255)	—
Decrease (increase) in prepaid expenses and other assets	(692,213)	208,345	559,118
Increase (decrease) in payable for investments purchased	(99,494)	(1,454,570)	(977,465)
Increase (decrease) in incentive fees payable	—	(6,711,336)	464,136
Increase (decrease) in interest and debt related payables	(1,060,296)	(3,029,629)	1,146,832
Increase (decrease) in Interest Rate Swap, at fair value	(774,861)	(996,337)	—
Increase (decrease) in reimbursements due to the Advisor	339,858	87,560	(654,069)
Increase (decrease) in management fees payable	(2,357,649)	(1,827,798)	(394,097)
Increase (decrease) in accrued expenses and other liabilities	1,146,371	(1,946,403)	682,979
Net cash provided by (used in) operating activities	154,915,656	293,122,076	92,453,698

Financing activities
Draws on credit facilities	282,185,436	372,843,137	292,695,015
Repayments of credit facility draws	(276,051,870)	(622,500,000)	(253,416,188)
Payments of debt issuance costs	(1,383,973)	(8,440,948)	(1,410,711)
Dividends paid to shareholders (3)	(95,168,075)	(122,537,869)	(100,515,039)
Repurchase of shares	(3,011,382)	(4,524,639)	—
Repayment of unsecured notes	(92,000,000)	(250,000,000)	—
Proceeds from issuance of unsecured notes	—	321,386,000	—
Net cash provided by (used in) financing activities	(185,429,864)	(313,774,319)	(62,646,923)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(30,514,208)	(20,652,244)	29,806,775
Cash and cash equivalents (including restricted cash) at beginning of period	91,589,702	112,241,946	82,435,171
Cash and cash equivalents (including restricted cash) at end of period	$61,075,494	$91,589,702	$112,241,946

Supplemental cash flow information
Interest payments	$59,626,875	$68,818,965	$42,591,908
Excise tax payments	$478,159	$165,495	$48,604

Non-cash operating and financing activities from the Merger
Acquisition of Merger Sub assets and liabilities (4)
Non-cash assets acquired:
Investments (5)	$—	$586,983,708	$—
Interest, dividends and fees receivable	—	10,373,421	—
Due from broker	—	2,048,141	—
Other assets	—	3,731,006	—
Total non-cash assets acquired	$—	$603,136,276	$—
Liabilities assumed:
Debt	$—	$315,296,749	$—
Dividends payable	—	7,257,191	—
Management fees payable	—	1,888,664	—
Interest Rate Swap, at fair value	—	1,674,309	—
Incentive fees payable	—	1,363,625	—
Other liabilities	—	4,495,330	—
Total liabilities assumed	$—	$331,975,868	$—
Issuance of shares in connection with the Merger	$—	$280,464,610	$—
Merger costs capitalized into purchase price	$—	$2,366,408	$—

(1)
Adjusted for assets acquired and liabilities assumed as a result of the Merger (as defined in Note 1 “Organization and Nature of Operations”), as applicable for the year ended December 31, 2024.
(2)
Excludes $586,983,708 of cost of investments acquired in connection with the Merger for the year ended December 31, 2024.
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
(5)
Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company's initial cost basis in the investments, and reflects the impact of a $21,886,848 purchase discount for the year ended December 31, 2024.

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash +2.75% PIK	9.17%	12/4/2029	$13,494,635	$13,418,753	$13,373,183	0.84%	N
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00% Cash	8.73%	12/4/2029	$—	(51,535)	(59,063)	0.00%	K/N
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00% Cash	8.73%	12/4/2029	$6,562,500	6,510,514	6,503,438	0.41%	N
								19,877,732	19,817,558	1.25%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.47%	8/22/2031	$2,978,553	2,870,624	2,874,509	0.18%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.47%	7/22/2030	$867,687	867,687	837,377	0.05%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	5.88%	7.78%	7/22/2030	EUR 542,884	631,783	617,234	0.04%	H/N/O
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	5.88%	7.78%	8/22/2031	EUR 1,721,839	1,935,897	1,957,651	0.12%	H/N/O
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	10.68%	3/31/2026	$7,419,257	7,406,802	7,404,418	0.46%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	10.68%	2/25/2026	$448,202	446,747	446,409	0.03%	G/N
AutoAlert, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.39%	3/31/2028	$11,757,894	11,757,894	11,757,894	0.74%	F/N
AutoAlert, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.40% PIK	13.39%	3/31/2029	$12,296,081	12,296,081	12,296,081	0.77%	F/N
								38,213,515	38,191,573	2.39%
Building Products
TL Alpine Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.72%	8/1/2030	$1,980,367	1,947,096	1,988,288	0.12%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	10.02%	12/31/2028	$9,596,776	9,457,360	5,431,775	0.34%	C/N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.98%	3/1/2030	$1,138,393	1,093,170	1,104,241	0.07%	N
								12,497,626	8,524,304	0.53%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	11.42%	2/8/2027	$22,291,007	22,241,804	22,402,462	1.41%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	11.35%	2/8/2027	$17,285,388	17,221,644	17,285,388	1.08%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	1/31/2031	$5,223,783	4,973,565	5,180,630	0.32%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.42%	1/31/2031	$—	(13,344)	(6,196)	0.00%	K/N
								44,423,669	44,862,284	2.81%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	12/26/2030	$475,000	466,997	471,200	0.03%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40% PIK	9.24%	11/6/2028	$1,458,093	1,432,432	1,458,093	0.09%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	8.15% PIK	11.99%	11/7/2026	$666,488	451,664	240,602	0.02%	C/N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$1,675,830	1,624,914	1,653,914	0.10%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$1,162,463	1,130,244	1,147,260	0.07%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$1,565,125	1,532,819	1,544,657	0.10%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2027	$—	(7,681)	(4,880)	0.00%	K/N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.22%	8/31/2029	$10,383,054	10,191,570	10,383,054	0.65%	N
								16,822,959	16,893,900	1.06%
Construction and Engineering
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	10.12%	5/16/2030	$731,708	709,924	731,707	0.05%	N
Brown & Settle, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.26%	5/16/2030	$8,753,659	8,552,282	8,823,688	0.55%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	2.00%	6.25%	10.15%	4/5/2029	$11,709,782	11,575,692	5,824,446	0.37%	B/C/N
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$—	(14,446)	(10,795)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$—	(12,030)	(6,677)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$5,778,728	5,679,661	5,720,941	0.36%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.27%	2/1/2030	$2,754,059	2,722,751	2,754,059	0.17%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.46%	2/1/2030	$6,727,150	6,556,053	6,727,150	0.42%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
RBS Buyer Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.84%	7/31/2031	$—	$(11,661)	$—	0.00%	K/N
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.84%	7/31/2031	$—	(3,509)	6,000	0.00%	K/N
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.84%	7/31/2031	$3,391,500	3,350,331	3,425,415	0.21%	N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$1,837,209	1,791,279	1,855,581	0.12%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$—	—	3,488	0.00%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$99,227	94,311	102,498	0.01%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$1,082,564	1,068,055	1,087,977	0.07%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$875,286	841,975	879,663	0.06%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$649,121	632,153	652,367	0.04%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$847,586	836,412	851,824	0.05%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$420,708	432,724	422,812	0.03%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$68,982	68,542	68,982	0.00%	N
								44,870,499	39,921,126	2.51%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.22%	3/30/2029	$504,696	496,596	495,906	0.03%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.22%	3/30/2029	$4,232,490	4,111,173	4,165,551	0.26%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.27%	12/14/2027	$7,939,259	7,825,781	7,621,688	0.48%	N
								12,433,550	12,283,145	0.77%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25%	13.09%	3/14/2029	$18,696,803	16,906,861	2,505,372	0.16%	C/N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	2.15% Cash + 9.25% PIK	15.12%	2/17/2027	$5,037,856	4,962,523	4,785,963	0.30%	N
								21,869,384	7,291,335	0.46%
Diversified Consumer Services
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.18%	4/10/2031	$—	(14,716)	(109,997)	-0.01%	K/N
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.18%	4/10/2031	$28,191,718	27,927,333	26,331,064	1.65%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	9/29/2028	$3,553,292	3,447,707	3,294,180	0.21%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	Prime	0.75%	5.25%	12.00%	9/15/2027	$164,469	162,978	152,570	0.01%	N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$3,199,154	3,200,738	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$1,407,935	1,408,811	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$21,292,564	15,762,324	2	0.00%	C/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.90%	11/5/2026	$1,346,022	1,340,030	1,346,022	0.08%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.69%	6/18/2029	$12,582,986	12,809,193	12,582,986	0.79%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	3.00% Cash +6.00% PIK	12.69%	12/31/2028	$7,446,379	7,446,379	5,138,001	0.32%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	3.00% Cash +6.00% PIK	12.69%	12/31/2028	$8,543,429	8,543,429	5,894,966	0.37%	B/H/N
Thras.io, LLC	First Out Term Loan	SOFR(M)	1.00%	10.11% PIK	13.84%	6/18/2029	$6,772,229	6,642,481	6,772,229	0.42%	N
Thras.io, LLC	Second Out Term Loan	SOFR(M)	1.00%	8.11%	11.84%	6/18/2029	$19,645,573	15,397,713	14,161,458	0.89%	C/N
								104,074,400	75,563,481	4.73%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	12.00%	12.00%	11/30/2030	$59,756,438	59,756,438	59,756,438	3.75%	E/F/N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.09%	3/15/2030	$2,316,603	2,303,268	2,050,194	0.13%	N
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.92%	6/30/2031	$—	(1,840)	—	0.00%	K/N
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	6/30/2031	$800,000	792,369	800,800	0.05%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$7,644,877	7,394,764	7,585,743	0.48%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$2,123,577	2,054,372	2,107,151	0.13%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	10/4/2030	$254,363	$242,338	$304,356	0.02%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR (A)	1.00%	11.00%	14.60%	6/3/2026	$34,644,008	10,575,543	127,490	0.01%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.33%	9/7/2028	$9,430,643	9,428,229	9,524,950	0.60%	N
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.29%	12/2/2032	$—	(2,196)	(4,394)	0.00%	K/N
Oak Funding LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.29%	12/2/2032	$4,555,556	4,510,780	4,510,517	0.28%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	5/14/2031	$18,181,434	18,095,517	18,308,704	1.15%	N
								115,149,582	105,071,949	6.60%
Electrical Equipment
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$—	(32,645)	—	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$—	(16,275)	—	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$19,250,000	19,061,700	19,250,000	1.21%	N
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.94%	10/15/2031	$—	(55,855)	(833,793)	-0.05%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.94%	10/15/2031	$762,069	762,069	345,172	0.02%	N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.13%	10/15/2031	$11,094,828	10,949,186	9,031,190	0.57%	N
								30,668,180	27,792,569	1.75%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.57%	5/6/2027	$5,382,416	5,322,838	5,430,858	0.34%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.57%	5/6/2027	$—	(4,163)	—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.05%	3/14/2026	$20,924,886	20,861,833	20,631,938	1.29%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.05%	3/14/2026	$—	(1,007)	(13,235)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.58%	5/3/2027	$32,182,664	31,795,045	32,086,116	2.01%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.58%	5/3/2027	$2,129,887	2,108,628	2,122,788	0.13%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.04%	10/2/2028	$7,744,557	7,631,515	7,552,933	0.47%	N
Mpulse Mobile Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.42%	8/26/2032	$—	(5,300)	(5,360)	0.00%	K/N
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	8/26/2032	$3,895,997	3,858,752	3,858,544	0.24%	N
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.25%	6.97%	8/26/2032	$—	(3,674)	(3,567)	0.00%	K/N
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$—	(513)	(444)	0.00%	K/N
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$—	(1,024)	(444)	0.00%	K/N
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$849,722	837,579	844,624	0.05%	N
								72,400,509	72,504,751	4.53%
Healthcare Providers and Services
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.82%	5/4/2028	$13,713,027	13,436,701	13,449,737	0.84%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.82%	5/4/2028	$3,189,345	3,179,932	3,128,110	0.20%	N
Team Services Group, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.26%	13.10%	10/1/2028	$34,410,390	33,670,169	34,410,390	2.16%	G/N
								50,286,802	50,988,237	3.20%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.99%	6/3/2027	$5,301,012	5,178,415	5,281,064	0.33%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.99%	3/15/2029	$3,309,892	3,150,809	3,297,437	0.21%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	9.98%	6/3/2027	$438,327	435,475	436,677	0.03%	H/N
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.72%	5/16/2031	$—	(1,314)	774	0.00%	K/N
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.72%	5/16/2030	$—	(1,701)	—	0.00%	K/N
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.72%	5/16/2031	$677,419	667,764	680,129	0.04%	N
								9,429,448	9,696,081	0.61%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.79%	8/31/2029	$7,208,132	$6,960,184	$7,208,132	0.45%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.79%	8/31/2028	$123,749	116,775	123,749	0.01%	N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$—	(3,608)	(7,764)	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$—	(2,406)	(2,588)	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$3,105,469	3,075,075	3,074,414	0.19%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.82%	8/25/2028	$—	(237,409)	(107,183)	-0.01%	K/N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.42%	10/2/2028	$741,850	734,786	746,301	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.42%	10/1/2026	$5,818,750	5,763,924	5,853,663	0.37%	N
IT Parent, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.60%	9.33%	10/2/2028	$700,000	692,138	700,000	0.04%	N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.45%	10/2/2028	$3,083,191	3,064,305	3,101,690	0.19%	N
								20,163,764	20,690,414	1.29%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.82%	9/2/2032	$—	(3,390)	(3,910)	0.00%	K/N
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.82%	9/2/2032	$2,644,550	2,618,940	2,615,460	0.16%	N
								2,615,550	2,611,550	0.16%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.61%	10/30/2026	$1,891,323	1,893,740	1,878,084	0.12%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.59%	10/30/2026	$25,299,736	25,266,333	25,122,638	1.58%	N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$—	(4,836)	—	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$4,283,754	4,182,544	4,288,817	0.27%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$—	(17,552)	—	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$15,528,609	15,163,755	15,546,963	0.98%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash +5.00% PIK	11.88%	8/19/2028	$63,031,646	63,031,646	63,031,646	3.95%	N
Domo, Inc.	First Lien PIK Term Loan	Fixed	0.00%	9.50% PIK	0.10	8/19/2028	$4,148,209	1,658,331	3,994,725	0.25%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.07%	8/23/2029	$398,971	390,261	398,971	0.03%	N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.07%	8/23/2029	$5,500,000	5,297,701	5,555,000	0.35%	N
Fishbowl, Inc.	Promissory Note	Fixed	0.00%	8.00% PIK	8.00%	11/4/2030	$120,896	120,896	120,896	0.01%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	5.26% PIK	8.93%	5/27/2027	$13,648,754	13,224,044	1,719,743	0.11%	C/F/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.34%	8/29/2029	$2,722,778	2,673,471	2,750,006	0.17%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.34%	8/29/2029	$5,002,119	5,020,429	5,052,140	0.32%	N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.37%	6/10/2027	$5,122,246	5,069,810	5,030,045	0.32%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.37%	6/10/2027	$7,434,095	7,246,431	7,300,281	0.46%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.32%	8/22/2029	$5,814,075	5,595,767	5,814,075	0.36%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50% PIK	11.32%	8/22/2029	$10,007,987	9,664,569	4,427,334	0.28%	C/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +1.50% PIK	8.32%	8/22/2029	$3,063,925	3,063,925	3,063,925	0.19%	N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	6.65%	10.51%	1/24/2028	$9,686,006	9,565,990	9,666,829	0.61%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.51%	1/24/2028	$5,012,679	4,892,702	5,002,755	0.31%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	Sr Secured Revolver	SOFR(S)	0.75%	6.50%	10.23%	1/24/2028	$274,926	264,955	273,337	0.02%	H/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	7.20% PIK	10.94%	12/1/2027	$947,438	895,190	299,390	0.02%	C/N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.20% PIK	10.94%	12/1/2027	$6,161,415	5,842,486	1,947,007	0.12%	C/N
								190,002,588	172,284,607	10.83%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
IT Services
Anthracite Buyer, Inc. (Coalfire)	Sr Secured Revolver	SOFR(Q)	0.75%	4.50%	8.34%	12/3/2032	$—	$(4,939)	$(5,000)	0.00%	K/N
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.34%	12/3/2032	$4,000,000	3,980,540	3,980,000	0.25%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.59%	11/8/2030	$—	(1,547)	(654)	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.59%	11/8/2030	$1,569,811	1,530,634	1,563,532	0.10%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$1,805,556	1,759,722	1,783,889	0.11%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$—	—	(5,000)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$—	—	(3,333)	0.00%	K/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	10.72%	12/30/2027	$—	(10,125)	(98,554)	-0.01%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	10.72%	12/29/2028	$19,941,306	19,401,608	17,328,995	1.09%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.36%	5/12/2030	$—	(2,261)	(42,576)	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.36%	5/12/2030	$6,979,701	6,778,765	6,553,939	0.41%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.17%	7/31/2027	$14,671,682	14,671,682	14,671,682	0.92%	N
								48,104,079	45,726,920	2.87%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	10.83%	12/21/2028	$625,241	614,453	625,241	0.04%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	10.83%	12/21/2028	$248,129	232,704	248,129	0.02%	N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	10.97%	12/21/2028	$8,494,771	8,349,476	8,494,771	0.53%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.98%	12/18/2029	$1,312,500	1,155,703	1,273,125	0.08%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.98%	12/20/2029	$6,562,500	6,507,916	6,549,375	0.41%	N
								16,860,252	17,190,641	1.08%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.52%	8/5/2028	$19,355,208	19,089,762	18,619,710	1.17%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.49%	8/5/2028	$201,107	199,516	193,465	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.34%	8/5/2027	$71,131	71,132	64,396	0.00%	N
								19,360,410	18,877,571	1.18%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	Fixed	0.00%	10.00%	10.00%	5/23/2030	$5,978,250	5,978,250	5,649,446	0.35%	N
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	6.76% PIK	10.43%	3/31/2029	$44,013	44,013	44,013	0.00%	N
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.43%	3/31/2029	$311,862	311,862	311,862	0.02%	N
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	0.00%	6.76% PIK	10.43%	3/31/2029	$283,848	269,291	206,641	0.01%	C/N
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.43%	3/31/2029	$25,043	25,043	25,043	0.00%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.98% Cash + 0.67 PIK	10.32%	8/23/2026	$13,358,872	13,218,389	13,091,695	0.82%	N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.09%	12/31/2030	$12,021,429	11,814,147	11,853,129	0.74%	N
								31,660,995	31,181,829	1.94%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	0.00%	4.75%	8.38%	12/12/2031	$434,783	432,626	432,609	0.03%	N

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$1,330,735	1,274,860	571,952	0.04%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Participation Tranche 1 Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$15,125,509	14,826,366	6,500,944	0.41%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$11,381,699	11,222,775	4,891,854	0.31%	C/N
Alpine Acquisition Corp II (48Forty)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$4,275,376	4,106,480	1,837,556	0.12%	C/N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$678,014	640,719	193,851	0.01%	C/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.75%	10.83%	12/23/2026	$12,824,505	$12,652,127	$12,741,097	0.80%	N
								44,723,327	26,737,254	1.69%
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	5.75%	9.69%	10/24/2029	$261,544	241,314	255,005	0.02%	N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.43%	10/24/2029	$13,077,192	12,864,613	13,011,806	0.82%	N
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.87%	4/15/2031	$215,992	198,967	218,626	0.01%	N
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.87%	4/15/2031	$—	(7,770)	—	0.00%	K/N
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.90%	4/15/2031	$8,299,453	8,222,023	8,307,752	0.52%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$1,457,903	1,401,556	1,457,903	0.09%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$—	(2,643)	—	0.00%	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$—	(1,586)	—	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.61%	8/18/2028	$16,380,862	16,022,462	15,662,839	0.98%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.11%	8/18/2028	$4,449,002	4,405,152	4,304,847	0.27%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.59%	8/18/2028	$406,045	397,365	342,480	0.02%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash +3.25% PIK	10.47%	10/13/2028	$5,292,635	5,290,310	5,113,792	0.32%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash +3.25% PIK	10.47%	10/13/2028	$31,709,400	31,706,528	30,637,908	1.92%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash +3.25% PIK	10.47%	10/13/2028	$10,569,800	10,568,703	10,212,636	0.64%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash +3.25% PIK	10.47%	10/13/2028	$4,593,850	4,592,242	4,438,619	0.28%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash +3.25% PIK	10.47%	10/13/2028	$9,187,699	9,186,203	8,877,238	0.56%	H/L/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.51%	12/20/2031	$2,164,441	2,120,670	2,129,547	0.13%	N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.51%	12/20/2031	$—	(24,907)	(13,984)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.65%	12/20/2031	$11,951,627	11,826,985	11,879,917	0.75%	N
								119,008,187	116,836,931	7.33%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.97%	1/18/2030	$1,571,429	1,502,844	1,574,256	0.10%	N
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	8.97%	1/18/2030	$599,435	594,405	600,513	0.04%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	8.97%	1/18/2030	$—	(4,137)	—	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.63%	3/2/2026	$6,533,333	6,464,091	6,396,133	0.40%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.33%	3/21/2027	$12,843,151	12,691,056	12,744,660	0.80%	N
								21,248,259	21,315,562	1.34%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$10,119,063	10,086,521	10,098,825	0.63%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$13,280,937	13,192,003	13,254,375	0.83%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$29,600,000	29,358,795	29,540,800	1.85%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$2,000,000	1,964,851	1,996,000	0.13%	L/N
								54,602,170	54,890,000	3.44%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.22%	12/29/2027	$6,828,810	6,651,437	4,302,150	0.27%	C/G/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	11.75%	12/29/2026	$2,625,746	$2,477,189	$1,633,213	0.10%	C/G/N
								9,128,626	5,935,363	0.37%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.94%	6/27/2029	$23,208,319	22,986,692	23,108,232	1.45%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.92%	4/13/2029	$412,817	411,803	412,817	0.03%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.92%	4/13/2029	$17,726,298	17,456,762	17,797,203	1.12%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.98%	9/12/2029	$—	(7,548)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	9/12/2029	$11,307,053	10,995,949	11,374,896	0.71%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.47%	5/30/2029	$26,250,000	25,987,500	25,751,250	1.62%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.72%	6/12/2030	$392,157	373,775	381,863	0.02%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.72%	6/12/2030	$1,738,235	1,694,779	1,713,900	0.11%	N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.69%	6/26/2030	$—	(9,273)	(28,870)	0.00%	H/K/N
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	8.69%	6/26/2030	$2,356,713	2,335,893	2,323,719	0.15%	H/N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.69%	6/26/2030	$—	—	2,906	0.00%	H/N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$15,259,318	15,067,099	15,045,688	0.94%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$398,069	375,882	351,628	0.02%	N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$1,381,560	1,381,560	1,355,181	0.08%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$—	(15,530)	(18,577)	0.00%	K/N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	(21,598)	(24,000)	0.00%	K/N
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$3,600,000	3,566,904	3,564,000	0.22%	N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	—	(8,812)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	11.58%	1/6/2027	$3,559,403	3,558,978	3,307,397	0.21%	H/L/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	11.70%	1/6/2027	$7,326,537	7,312,800	6,807,818	0.43%	H/L/N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$417,336	414,491	414,831	0.03%	N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$42,902	42,609	42,644	0.00%	N
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$—	(249)	(232)	0.00%	K/N
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.25%	6/30/2029	$—	—	(30,333)	0.00%	K/N
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.25%	6/30/2029	$5,666,667	5,613,034	5,627,000	0.35%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.72%	5/22/2029	$171,428	163,235	171,429	0.01%	N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.82%	5/22/2029	$5,670,157	5,472,958	5,692,837	0.36%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	3/10/2031	$6,633,333	6,552,496	6,626,700	0.42%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.69%	3/10/2031	$—	(18,635)	(1,429)	0.00%	K/N
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.69%	3/10/2031	$142,857	121,429	141,429	0.01%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$2,522,780	2,419,457	2,491,428	0.16%	N
GTY Technology Holdings Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$3,088,574	3,050,175	3,050,190	0.19%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$1,915,941	1,839,275	1,892,131	0.12%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$1,497,235	1,444,556	1,478,628	0.09%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$—	(22,580)	(19,160)	0.00%	K/N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	9.97%	9/30/2030	$18,418,428	18,189,270	18,123,733	1.14%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	9.97%	9/26/2030	$—	$(28,004)	$(37,647)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.57%	12/17/2027	$5,695,761	5,604,671	5,392,247	0.34%	N
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.57%	12/17/2027	$361,957	356,258	342,669	0.02%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.57%	12/17/2027	$302,832	292,028	286,695	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash +2.25% PIK	10.59%	12/17/2027	$471,145	467,861	445,293	0.03%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.37%	8/5/2028	$8,017,052	7,767,052	7,479,673	0.47%	N
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.34%	11/19/2031	$—	(535)	(609)	0.00%	K/N
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.34%	11/19/2031	$405,983	401,755	401,111	0.03%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.78%	9/15/2026	$7,116,917	7,118,788	6,909,815	0.43%	N
Pyramid Analytics BV (Netherlands)	First Lien Delayed Draw Term Loan	SOFR(Q)	4.25%	6.50%	10.75%	5/14/2029	$560,275	553,422	597,893	0.04%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash +3.50% PIK	10.34%	5/9/2028	$27,014,918	26,700,065	23,650,810	1.48%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.69%	5/9/2028	$730,053	715,675	457,318	0.03%	H/N
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA (Q)	0.75%	4.50%	6.76%	11/5/2032	CAD —	(7,469)	(15,407)	0.00%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	Sr Secured Revolver	CORRA (Q)	0.75%	4.50%	6.76%	11/5/2032	CAD —	(3,738)	(3,852)	0.00%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA (Q)	0.75%	4.50%	6.76%	10/25/2032	CAD 4,306,400	3,030,745	3,119,501	0.20%	H/N/O
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	6/30/2028	$4,016,783	3,981,645	3,976,031	0.25%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	6/30/2028	$2,249,399	2,233,556	2,232,326	0.14%	N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.22%	7/25/2029	$60,857	55,816	60,773	0.00%	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.22%	7/25/2029	$2,713,620	2,607,745	2,712,551	0.17%	N
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.82%	12/21/2027	$3,578,889	3,483,064	2,694,904	0.17%	L/N
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.82%	12/21/2027	$655,296	643,361	493,438	0.03%	L/N
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.82%	12/21/2027	$162,963	161,755	89,778	0.01%	N
								224,869,464	220,205,376	13.85%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.50%	10.17%	8/15/2028	$24,142,961	23,677,869	23,491,101	1.47%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.19%	7/2/2026	$10,258,676	10,160,384	9,950,915	0.62%	N
								33,838,253	33,442,016	2.09%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	9.82%	4/25/2031	$34,673,628	34,400,028	34,881,669	2.19%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$22,222,222	22,017,975	22,222,222	1.39%	N
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(A)	1.00%	6.25%	10.31%	9/8/2027	$3,195,681	3,134,488	3,195,681	0.20%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(S)	1.00%	6.25%	10.08%	9/8/2027	$2,095,707	2,116,620	2,095,707	0.13%	N
PSEB, LLC (Eddie Bauer)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	10.47%	12/30/2026	$17,314,415	17,251,788	17,314,415	1.09%	N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.65%	10.47%	12/30/2026	$6,748,085	6,736,665	6,748,085	0.42%	N
								51,257,536	51,576,110	3.23%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	6/11/2029	$14,366,438	14,138,181	14,224,875	0.89%	H/N

Total Debt Investments - 237.2% of Net Assets								1,529,432,150	1,418,443,590	88.97%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC (AutoAlert)	Common Stock				540,248	$9,085,917	$978,126	0.06%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,314,511	0.08%	D/E/N

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	2	0.00%	D/E/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	2	0.00%	D/E/N
						285,933	4	0.00%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	7	0.00%	B/D/E/N

Diversified Consumer Services
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				41,346,557	—	413	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Common Shares				196,805	—	2	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				10,173,792	—	102	0.00%	D/E/N
SellerX Germany GMBH & Co. KG (Germany)	Common Shares				706,179	8,197	7	0.00%	B/D/E/H/N
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				48,576,519	15,107,298	486	0.00%	B/D/E/H/N
Thras.io, LLC	Common Units				291,605	—	3	0.00%	D/E/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	24,166,714	2,569	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	2,569	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	6,128,156	4,029,848	0.25%	B/D/E/N
						58,831,527	4,035,999	0.25%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				28,277,397	33,992,650	51,042,935	3.20%	E/F/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	438,700	0.03%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	38,002	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	17	0.00%	D/E/H/N
						34,394,257	51,519,654	3.23%
Electric Utilities
Utilidata, Inc.	Common Stock				29,593	216,336	13,338	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	137,523	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	228,985	0.01%	D/E/N
						869,734	379,846	0.02%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,898,419	0.12%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/E/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	419,747	0.03%	D

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	94,136	$—	$995,959	0.06%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	4,197,357	0.26%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	6	0.00%	D/E/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	86,389	0.01%	D/E/N
Igloo Parent Holdings LLC (InMoment)	Common Units				97	7,661,666	8,240,741	0.52%	D/E/I/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			3/31/2026	1,327,869	212,360	659,737	0.04%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			3/31/2026	1,049,996	276,492	518,830	0.03%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			3/31/2026	1,511,002	93,407	1,664,339	0.10%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	29	0.00%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	30,604	0.00%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,653,353	0.35%	D/E/N
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	44,928	—	—	0.00%	D/E/N
						19,657,764	22,467,091	1.40%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	7	0.00%	D/E/N

Media
Khoros, LLC (Lithium)	Preferred Units				63,768	1,302,031	368,774	0.02%	D/E/N
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	244,444	0.02%	D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	45,898	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			6/30/2026	946,498	79,082	572,593	0.04%	D/E/H/N
Streamland Media Holdings LLC	Common Units				2,636	134,515	—	0.00%	D/E/N
						1,602,077	1,231,709	0.08%
Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock				2,347	—	—	0.00%	D/E/N
Alpine Acquisition Corp II (48Forty)	Common Stock				1,988	—	—	0.00%	D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	8,194	0.00%	D

Professional Services
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				255,112	3,207,662	13,755,828	0.86%	D/E/H/N
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				17,007	—	900,081	0.06%	D/E/H/N
						3,207,662	14,655,909	0.92%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock				825,000	$825,000	$805,165	0.05%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	17	0.00%	D/E/N
						578,389	2,125	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	15,586,967	15,562,116	0.98%	E/N

Total Equity Securities - 19.2% of Net Assets						148,614,046	114,858,882	7.20%

Total Investments - 256.4% of Net Assets						$1,678,046,196	$1,533,302,472	96.17%

Cash and Cash Equivalents - 10.2% of Net Assets							$61,075,494	3.83%

Total Cash and Investments - 266.6% of Net Assets							$1,594,377,966	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)
December 31, 2025

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

LIBOR/SOFR, EURIBOR or CORRA resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $276,107,311 and $352,700,346, respectively, for the year ended December 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of December 31, 2025 was $1,527,681,215 or 95.8% of total cash and investments of the Company. As of December 31, 2025, approximately 17.0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	10.02%	12/4/2029	$—	$(129,218)	$(131,250)	-0.01%	K/N
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	10.02%	12/4/2029	$13,125,000	12,995,270	12,993,750	0.69%	N
								12,866,052	12,862,500	0.68%
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.34%	2/25/2026	$7,734,970	7,640,976	7,688,560	0.41%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(Q)	1.00%	7.01%	11.34%	2/25/2026	$896,404	886,220	891,025	0.05%	G/N
AutoAlert, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.99%	3/31/2028	$18,812,631	18,812,631	18,812,631	1.00%	F/N
AutoAlert, LLC	Second Lien Incremental Term Loan	SOFR(Q)	1.00%	9.40% PIK	13.99%	3/31/2029	$10,718,897	10,718,897	10,718,897	0.57%	F/N
								38,058,724	38,111,113	2.03%
Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.55%	8/1/2030	$2,000,421	1,961,606	1,976,416	0.10%	N
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	6.10%	10.43%	4/30/2027	$9,452,421	9,215,178	8,422,107	0.45%	N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.59%	2/22/2030	$1,635,417	1,579,667	1,633,372	0.09%	N
								12,756,451	12,031,895	0.64%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	12.17%	2/8/2027	$22,291,007	22,198,712	22,268,716	1.18%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	12.10%	2/8/2027	$17,285,388	17,165,438	17,129,820	0.91%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$5,236,875	4,986,030	5,247,349	0.28%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$—	(13,344)	—	0.00%	K/N
								44,336,836	44,645,885	2.37%
Commercial Services & Supplies
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	12/26/2030	$500,000	490,006	490,000	0.03%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	1.90% Cash + 3.50% PIK	9.99%	11/6/2028	$1,333,891	1,299,716	1,333,891	0.07%	N
Kellermeyer Bergensons Services, LLC	Subordinated Term Loan	SOFR(Q)	1.00%	1.15% Cash + 7.00% PIK	12.74%	11/6/2028	$588,214	373,598	588,214	0.03%	N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$1,693,151	1,625,755	1,671,292	0.09%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$1,174,408	1,131,768	1,159,247	0.06%	N
Modigent, LLC (Pueblo)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$707,766	659,082	678,788	0.04%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2027	$425,793	413,629	419,925	0.02%	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.10%	11.91%	8/31/2029	$10,383,054	10,152,539	10,383,054	0.55%	N
								16,146,093	16,724,411	0.89%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E1 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$88,455	58,350	—	0.00%	C/H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated E2 Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$265,368	$174,283	$—	0.00%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated F Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$1,071,041	650,880	—	0.00%	C/H/N
Plate Newco 1 Limited (Avanti) (United Kingdom)	Subordinated G Term Loan	Fixed	—	12.50% PIK	12.50%	6/30/2025	$315,185	198,154	—	0.00%	C/H/N
								1,081,667	—	0.00%
Construction and Engineering
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	8.60% PIK	12.96%	11/23/2027	$8,894,358	7,953,937	3,193,859	0.17%	C/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	1.00%	9.10% PIK	13.44%	11/23/2027	$822,292	806,814	822,292	0.04%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.60% PIK	12.96%	11/23/2027	$6,471,731	5,948,389	2,323,466	0.12%	C/N
Homerenew Buyer, Inc. (Renovo)	Sr Secured Revolver	SOFR(M)	1.00%	8.60% PIK	12.94%	11/23/2027	$2,091,019	1,885,901	750,429	0.04%	C/N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	11.10% PIK	15.44%	3/13/2025	$1,802,075	1,509,083	1,802,075	0.10%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	9.10% PIK	13.54%	3/13/2025	$367,667	363,290	367,667	0.02%	N
Homerenew Buyer, Inc. (Renovo)	First Lien Term Loan	SOFR(M)	2.50%	11.10% PIK	15.46%	3/13/2025	$1,008,793	889,617	1,008,793	0.05%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(M)	2.00%	6.25%	10.80%	4/5/2029	$11,709,782	11,575,692	11,376,522	0.60%	B/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.51%	2/1/2030	$2,782,103	2,743,656	2,793,231	0.15%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.53%	2/1/2030	$6,796,324	6,593,218	6,823,509	0.36%	N
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$8,665,152	8,538,830	8,621,826	0.46%	N
PlayPower, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$—	(18,610)	(17,333)	0.00%	K/N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$1,855,814	1,809,419	1,857,670	0.10%	N
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$—	—	349	0.00%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$1,539,980	1,485,512	1,524,580	0.08%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$1,281,179	1,280,384	1,268,367	0.07%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$15,411	14,863	13,848	0.00%	N
								53,379,995	44,531,150	2.36%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	13.53%	9/21/2027	$12,376,001	12,000,219	12,066,601	0.64%	N
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.66%	9/21/2027	$4,125,334	4,000,528	4,022,200	0.21%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.83%	3/30/2029	$333,500	323,357	322,806	0.02%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.83%	3/30/2029	$4,276,012	4,125,110	4,193,741	0.22%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.92%	12/14/2027	$8,249,426	8,083,104	8,166,931	0.43%	N
								28,532,318	28,772,279	1.52%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.65%	12.16%	12/14/2029	$17,639,207	16,860,816	15,116,800	0.80%	N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	6.15% Cash + 0.75% PIK	11.18%	2/17/2027	$5,037,221	4,902,190	5,075,000	0.27%	N
								21,763,006	20,191,800	1.07%
Diversified Consumer Services
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	9/14/2029	$3,589,924	3,456,341	3,528,788	0.19%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.58%	9/15/2027	$—	(2,326)	(4,085)	0.00%	K/N
Razor Group Holdings II, Inc. (Germany)	First Lien A Term Loan	Fixed	—	2.50% Cash + 5.00% PIK	7.50%	9/30/2028	$61,293,641	59,486,911	23,230,290	1.23%	C/H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Razor Group Holdings II, Inc. (Germany)	First Lien C Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	9/30/2028	$6,669,599	$6,114,187	$—	0.00%	C/H/N
Razor Group Holdings II, Inc. (Germany)	First Out Delayed Draw Term Loan	Fixed	0.00%	15.00%	15.00%	9/15/2027	$1,353,054	1,353,054	2,018,756	0.11%	H/N
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.57%	10/28/2026	$807,613	795,100	807,613	0.04%	H/N
SellerX Germany GmbH (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	9.00%	13.49%	11/22/2029	$1,346,023	1,346,022	1,346,022	0.07%	H/N
SellerX Germany GmbH (Germany)	First Lien A1 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$25,602,703	24,990,837	16,206,511	0.86%	C/H/N
SellerX Germany GmbH (Germany)	First Lien A2 Term Loan	SOFR(Q)	2.00%	4.50% Cash + 4.50% PIK	14.33%	5/23/2026	$29,374,777	28,655,901	18,594,234	0.99%	C/H/N
Thras.io, LLC	First Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.55%	6/18/2029	$5,701,730	5,571,982	5,701,730	0.30%	N
Thras.io, LLC	Second Out Term Loan	SOFR(Q)	1.00%	10.26% PIK	14.55%	6/18/2029	$16,540,161	13,669,214	14,092,217	0.75%	N
								145,437,223	85,522,076	4.54%

Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed (Q)	—	12.00%	12.00%	11/30/2025	$59,756,438	59,756,438	59,756,438	3.17%	E/F/N
Accordion Partners LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$—	(3,220)	(3,281)	0.00%	K/N
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$—	(4,830)	(4,921)	0.00%	K/N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$5,905,719	5,876,190	5,876,190	0.31%	N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$2,041,751	2,030,049	2,058,085	0.11%	N
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR (Q)	1.00%	5.25%	10.03%	3/15/2030	$—	(13,470)	18,185	0.00%	K/N
Callodine Commercial Finance, LLC	First Lien Term Loan	SOFR(Q)	1.00%	11.26%	15.59%	11/3/2025	$22,096,774	21,673,656	22,096,774	1.17%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$7,723,086	7,388,545	7,616,430	0.40%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$2,145,302	2,052,359	2,115,675	0.11%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	15.36%	10/31/2025	$37,183,232	13,114,243	5,016,017	0.27%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.97%	7/5/2026	$22,633,544	22,314,462	22,543,010	1.20%	N
Rialto Management Group, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$—	(1,703)	(1,724)	0.00%	I/K/N
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$5,000,000	4,950,000	4,950,000	0.26%	I/N
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	9.93%	6/28/2025	$796,371	794,161	802,742	0.04%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.93%	11/30/2027	$1,687,182	1,678,746	1,700,679	0.09%	N
								141,605,626	134,540,299	7.13%
Diversified Telecommunication Services
Aventiv Technologies, Inc. (Securus)	Second Lien Term Loan	SOFR(Q)	1.00%	1.26% Cash + 8.05% PIK	13.92%	10/31/2025	$29,001,528	24,900,884	1,044,055	0.06%	C/N

Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$—	(65,281)	(53,793)	0.00%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$—	—	(26,897)	0.00%	K/N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$11,206,897	11,040,870	11,072,414	0.59%	N
								10,975,589	10,991,724	0.59%
Electric Utilities
Conergy Asia & ME Pte. Ltd. (Singapore)	First Lien Term Loan	Fixed	—	—	—	6/30/2025	$2,110,141	2,110,141	—	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Bank Guarantee Credit Facility	Fixed	—	—	—	6/30/2025	$6,578,877	6,578,877	60,889	0.00%	D/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Revolving Credit Facility	Fixed	—	—	—	6/30/2025	$5,535,517	5,535,517	1,235,527	0.07%	D/F/H/N
								14,224,535	1,296,416	0.07%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$10,795,373	10,605,638	10,795,373	0.57%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(S)	1.00%	7.25%	12.08%	5/6/2027	$—	$(7,205)	$—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.70%	3/14/2026	$21,199,958	20,865,861	20,839,559	1.10%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.70%	3/14/2026	$—	(5,947)	(16,071)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.27%	5/3/2027	$32,182,664	31,560,852	31,860,837	1.69%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.28%	5/3/2027	$1,656,579	1,621,476	1,632,914	0.09%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	12.68%	10/2/2028	$7,744,557	7,598,405	6,815,210	0.36%	N
								72,239,080	71,927,822	3.81%

Healthcare Providers and Services
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	5/20/2030	$2,481,250	2,456,438	2,493,656	0.13%	N
INH Buyer, Inc. (IMA Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	7.00%	11.43%	6/28/2028	$8,313,711	6,584,206	3,599,837	0.19%	C/L/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.51%	5/4/2028	$13,855,131	13,498,203	13,547,409	0.72%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.51%	5/4/2028	$3,221,439	3,193,277	3,149,891	0.17%	N
Team Services Group, LLC	Second Lien Term Loan	Prime	1.00%	9.11%	13.47%	11/13/2028	$34,410,390	33,434,554	34,066,286	1.81%	G/N
								59,166,678	56,857,079	3.02%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.69%	6/3/2027	$5,355,802	5,155,794	5,312,260	0.28%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.69%	6/3/2027	$3,343,666	3,182,960	3,316,482	0.18%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	10.78%	6/3/2027	$109,582	105,198	106,018	0.01%	H/N
								8,443,952	8,734,760	0.47%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.45%	11/9/2029	$5,088,792	4,874,571	5,114,236	0.27%	N

Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$7,281,424	7,030,955	7,281,424	0.39%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(S)	0.75%	5.00%	9.70%	8/31/2028	$—	(6,973)	—	0.00%	K/N
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$15,153,775	14,918,894	15,214,390	0.81%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$—	(374,357)	—	0.00%	K/N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.60%	10/1/2026	$6,629,659	6,490,358	6,629,659	0.35%	N
IT Parent, LLC	Sr Secured Revolver	Prime	1.00%	5.25%	12.75%	10/1/2026	$875,000	857,841	875,000	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(A)	1.00%	6.35%	10.67%	10/1/2026	$3,114,413	3,070,793	3,114,413	0.17%	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	11/1/2028	$5,852,362	5,731,681	5,840,657	0.31%	N
								37,719,192	38,955,543	2.08%
Internet and Catalog Retail
Syndigo, LLC	Second Lien Term Loan	SOFR(Q)	0.75%	8.26%	12.89%	12/14/2028	$16,815,342	16,347,562	16,584,131	0.88%	G/N
								16,347,562	16,584,131	0.88%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.15%	11.75%	11/1/2025	$1,059,141	1,053,670	1,059,141	0.06%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.73%	11/1/2025	$25,299,736	25,196,264	25,299,736	1.34%	N
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	SOFR(Q)	0.75%	9.14%	13.47%	10/25/2029	$27,879,880	20,344,734	390,318	0.02%	C/N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$—	(6,383)	—	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$4,283,754	4,157,095	4,290,094	0.23%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$—	(23,167)	—	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$15,528,609	15,069,469	15,551,592	0.82%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash + 5.00% PIK	12.49%	8/19/2028	$59,930,639	$59,907,358	$59,930,639	3.18%	L/N
Domo, Inc.	First Lien PIK Term Loan	Fixed (M)	—	9.50% PIK	9.50%	8/19/2028	$3,769,734	1,279,857	3,445,537	0.18%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$—	(10,648)	—	0.00%	K/N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$5,500,000	5,258,817	5,610,000	0.30%	N
Fishbowl, Inc.	First Lien Term Loan (7.5% Exit Fee)	SOFR(Q)	1.00%	2.63% Cash + 2.63% PIK	9.59%	5/27/2027	$12,410,563	12,410,563	7,843,476	0.42%	F/L/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$2,635,114	2,574,806	2,640,384	0.14%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$4,841,068	4,859,379	4,850,750	0.26%	N
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.00% Cash + 2.50% PIK	11.95%	6/8/2028	$20,089,415	19,325,057	13,044,057	0.69%	C/N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	7.01%	11.60%	7/27/2028	$2,318,424	2,010,891	2,144,542	0.11%	N
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 6.25% PIK	12.60%	7/27/2028	$5,480,222	4,393,010	3,297,258	0.17%	N
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 5.50% PIK	11.85%	7/27/2028	$15,316,797	11,298,021	5,388,220	0.29%	C/N
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.84%	7/27/2028	$873,530	862,954	891,275	0.05%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$13,175,394	12,939,930	13,228,096	0.70%	N
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.82%	2/1/2029	$10,178,938	9,975,359	10,046,612	0.53%	N
Oranje Holdco, Inc. (KnowBe4)	Sr Secured Revolver	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$—	(21,114)	—	0.00%	K/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	12.05%	6/10/2027	$16,285,946	15,798,508	15,401,028	0.82%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.01%	8/22/2029	$5,753,313	5,487,638	5,753,313	0.30%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	12.01% PIK	12.01%	8/22/2029	$8,874,302	8,473,778	8,874,302	0.47%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 1.50% PIK	9.01%	8/22/2029	$3,031,905	3,031,905	3,031,905	0.16%	N
ResearchGate GmBH (Germany)	First Lien Term Loan (4.0% Exit Fee)	EURIBOR(M)	—	8.55%	11.49%	10/30/2025	$7,500,000	8,231,990	7,472,513	0.40%	H/L/N/O
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.52%	8/16/2029	$2,991,914	2,910,650	2,991,914	0.16%	N
Sailpoint Technologies Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.00%	10.52%	8/16/2028	$—	(456)	—	0.00%	K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	Sr Secured Revolver	SOFR(M)	0.75%	6.90%	11.25%	1/24/2028	$—	(14,707)	(2,039)	0.00%	H/K/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(M)	0.75%	6.90%	11.25%	1/24/2028	$9,634,621	9,457,545	9,610,149	0.51%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	11.78%	1/24/2028	$4,937,553	4,769,792	4,885,018	0.26%	H/N
Suited Connector, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	6.20% Cash + 1.00% PIK	11.63%	12/1/2027	$870,965	804,486	649,740	0.03%	N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.20% Cash + 2.00% PIK	12.72%	12/1/2027	$5,641,222	5,223,409	4,208,352	0.22%	N
								277,030,460	241,827,922	12.82%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$2,700,000	2,648,914	2,720,250	0.14%	N
Avalara, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$—	(718)	—	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$—	(1,858)	—	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$1,569,811	1,524,762	1,590,219	0.08%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$1,805,556	1,759,722	1,767,639	0.09%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$—	—	(8,750)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$—	—	(5,833)	0.00%	K/N
Idera, Inc.	Second Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.47%	2/4/2029	$1,923,186	1,821,864	1,872,703	0.10%	G/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.50%	11.84%	12/30/2027	$—	$(15,114)	$(29,341)	0.00%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.59% Cash + 1.51% PIK	11.84%	12/29/2028	$19,674,810	18,986,911	18,907,492	1.00%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$—	(2,767)	—	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$6,979,701	6,747,736	7,014,600	0.37%	N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.86%	7/31/2027	$14,671,682	14,671,682	14,642,338	0.78%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.35%	10.86%	7/31/2027	$—	—	(1,710)	0.00%	K/N
								48,141,134	48,469,607	2.56%
Leisure Products
Blue Star Sports Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	13.92%	6/15/2026	$78,258	78,258	76,673	0.00%	N
Blue Star Sports Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	13.99%	6/15/2026	$156,038	155,877	152,877	0.01%	N
Blue Star Sports Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.90% Cash + 3.50% PIK	13.99%	6/15/2026	$2,148,003	2,147,749	2,104,485	0.11%	N
								2,381,884	2,334,035	0.12%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.55%	12/21/2028	$631,605	617,706	636,026	0.03%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	11.44%	12/21/2028	$87,575	67,110	87,575	0.00%	N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.66%	12/21/2028	$8,582,346	8,390,263	8,642,420	0.46%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$1,312,500	1,116,844	1,115,625	0.06%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$6,562,500	6,496,879	6,496,875	0.34%	N
								16,688,802	16,978,521	0.89%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	10.17%	8/5/2028	$19,557,127	19,207,809	18,794,399	1.00%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	10.17%	8/5/2028	$203,153	200,923	195,230	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.60%	10.05%	8/5/2027	$44,313	44,313	37,400	0.00%	N
								19,453,045	19,027,029	1.01%
Media
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	3.36% Cash + 1.50% PIK	9.22%	8/19/2026	$668,568	618,476	612,743	0.03%	L/N
NEP Group, Inc. et al	Second Lien Term Loan	SOFR(M)	—	7.00%	11.47%	10/19/2026	$17,631,760	16,917,972	14,350,930	0.76%	G/N
Khoros, LLC (Lithium)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.50% Cash + 4.50% PIK	15.59%	1/3/2025	$33,745,227	29,766,996	8,031,364	0.43%	C/N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(M)	1.00%	9.76% PIK	14.09%	3/31/2025	$28,490	28,375	28,490	0.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$43,644	43,641	43,644	0.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$43,644	43,644	43,644	0.00%	N
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$743,288	743,288	446,716	0.02%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.73%	10.98%	8/23/2026	$13,777,956	13,426,875	13,474,841	0.71%	N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.61%	12/31/2030	$12,142,857	11,900,034	11,900,000	0.63%	N
								73,489,301	48,932,372	2.58%
Oil, Gas and Consumable Fuels
Iracore International Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	9.15%	13.48%	4/12/2026	$842,642	842,642	842,642	0.04%	B/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.23%	10/2/2029	$3,293,178	3,140,991	3,280,005	0.17%	N
								3,983,633	4,122,647	0.21%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	1.00 Cash + 5.33% PIK	10.65%	11/30/2026	$31,071,415	30,279,880	27,026,848	1.43%	N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	1.00 Cash + 5.33% PIK	10.65%	11/30/2026	$365,117	337,220	254,588	0.01%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.33%	12/23/2026	$13,771,747	13,413,087	13,783,178	0.73%	N
								44,030,187	41,064,614	2.17%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$—	$(25,202)	$(24,847)	0.00%	K/N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$13,077,192	12,820,778	12,828,725	0.68%	N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$—	(72,490)	(72,834)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$—	(28,996)	(29,134)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$12,041,942	11,891,418	11,891,418	0.63%	N
CIBT Solutions, Inc.	Second Lien Term Loan	SOFR(M)	1.00%	6.75% PIK	11.11%	12/31/2027	$8,146,376	7,567,314	57,025	0.00%	C/N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$1,472,742	1,415,822	1,466,851	0.08%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$—	(2,643)	(1,290)	0.00%	K/N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$—	(1,586)	(774)	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.38%	8/18/2028	$16,380,862	15,911,506	15,928,750	0.84%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.88%	8/18/2028	$4,449,002	4,392,093	4,393,167	0.23%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	10.34%	8/18/2028	$290,032	278,222	250,008	0.01%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.22%	8/17/2025	$22,108,019	21,940,945	21,533,210	1.14%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.86%	13.22%	8/17/2025	$33,593,280	33,294,162	32,719,855	1.73%	H/L/N
TLE Holdings, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.60%	9.96%	6/28/2026	$957,738	924,215	956,541	0.05%	N
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	9.96%	6/28/2026	$3,740,360	3,609,349	3,735,685	0.20%	N
								113,914,907	105,632,356	5.59%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$1,571,429	1,502,844	1,547,590	0.08%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$—	(4,137)	(6,501)	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	11.57%	3/2/2026	$6,533,333	6,464,091	6,526,800	0.35%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.61%	10.97%	3/21/2027	$12,843,151	12,589,778	12,768,275	0.68%	N
								20,552,576	20,836,164	1.11%
Road and Rail
Motive Technologies, Inc. (Keep Trucking)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.72%	4/8/2027	$53,000,000	52,400,270	52,735,000	2.80%	L/N
Motive Technologies, Inc. (Keep Trucking)	First Lien Incremental 3 Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.72%	4/8/2027	$2,000,000	1,941,731	1,990,000	0.11%	L/N
								54,342,001	54,725,000	2.91%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.71%	12/29/2027	$7,017,191	6,776,288	5,613,753	0.30%	G/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.10%	10.44%	12/29/2026	$1,799,856	1,603,486	1,166,555	0.06%	G/N
								8,379,774	6,780,308	0.36%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.58%	6/27/2029	$23,208,319	$22,946,913	$22,951,263	1.22%	N
Aras Corporation	Sr Secured Revolver	SOFR(M)	1.00%	5.25%	9.59%	4/13/2029	$452,133	445,848	449,774	0.02%	N
Aras Corporation	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.58%	4/13/2029	$17,906,260	17,568,039	17,870,448	0.95%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$—	(9,558)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$11,307,053	10,931,006	11,318,360	0.60%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	11.43%	9/8/2027	$420,392	414,749	416,567	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	7.00%	11.33%	9/8/2027	$5,832,706	5,670,708	5,779,628	0.31%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	Sr Secured Revolver	SOFR(Q)	0.75%	7.00%	11.33%	9/8/2027	$355,556	352,148	350,500	0.02%	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.75% PIK	12.08%	9/27/2027	$1,977,185	1,932,927	1,982,127	0.11%	N
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.11%	5/22/2029	$26,250,000	25,987,500	25,935,000	1.37%	L/N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	10.36%	6/12/2030	$294,118	275,735	294,118	0.02%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.66%	6/12/2030	$1,755,882	1,711,985	1,773,441	0.09%	N
Disco Parent, Inc. (Duck Creek Technologies)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$—	(4,133)	—	0.00%	K/N
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$7,217,706	6,987,763	7,246,577	0.38%	N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$15,259,318	15,037,497	15,045,688	0.80%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(25,853)	(51,086)	0.00%	K/N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(23,503)	(46,441)	0.00%	K/N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$294,566	294,566	268,187	0.01%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(18,796)	(18,577)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.76%	12.28%	1/6/2026	$3,719,435	3,682,746	3,748,633	0.20%	H/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.76%	12.35%	1/6/2026	$7,326,537	7,257,544	7,384,050	0.39%	H/N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$—	(10,389)	(9,643)	0.00%	K/N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$5,670,157	5,428,312	5,585,104	0.30%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$2,419,263	2,293,674	2,355,975	0.12%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$1,871,167	1,778,246	1,822,217	0.10%	N
GTY Technology Holdings Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	2.67% Cash + 4.55% PIK	11.68%	7/9/2029	$429,487	386,974	404,859	0.02%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$—	(10,580)	(10,331)	0.00%	K/N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$17,799,702	17,538,706	17,568,306	0.93%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$—	(33,803)	(30,588)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.23%	12/17/2027	$5,976,918	5,837,139	5,783,983	0.31%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.56%	12/17/2027	$298,779	282,915	289,135	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	11.23%	12/17/2027	$460,549	454,049	445,230	0.02%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.02%	8/5/2028	$8,017,052	7,692,397	7,890,543	0.42%	N
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$—	(624)	(625)	0.00%	K/N
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$405,983	400,951	400,985	0.02%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	6/30/2028	$—	$(25,808)	$(93,157)	0.00%	K/N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	6/30/2028	$2,272,120	2,250,270	2,232,994	0.12%	N
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$9,228,521	8,974,649	9,228,521	0.49%	N
Kaseya, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$108,233	106,774	108,233	0.01%	N
Kaseya, Inc.	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.09%	6/25/2029	$34,368	33,278	34,368	0.00%	N
Kaseya, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.83%	6/25/2029	$140,252	136,634	140,251	0.01%	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.42%	11/1/2027	$10,039,397	9,841,626	10,034,578	0.53%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	12.50%	9/15/2025	$7,318,167	7,245,434	7,220,542	0.38%	N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$16,273,539	16,016,631	16,224,718	0.86%	H/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	Sr Secured Revolver	SOFR(S)	1.00%	5.50%	9.93%	3/31/2027	$—	—	(5,724)	0.00%	H/K/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	11.02%	5/9/2028	$24,969,887	24,547,067	24,897,224	1.32%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.52%	5/9/2028	$730,053	709,380	723,680	0.04%	H/N
Trintech, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$60,857	54,533	55,473	0.00%	N
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$2,741,310	2,611,479	2,672,010	0.14%	N
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$5,703,590	5,564,578	5,760,626	0.31%	N
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$—	10,220	13,931	0.00%	N
Zendesk Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$—	(572)	—	0.00%	K/N
Zilliant Incorporated	Sr Secured Revolver	SOFR(M)	0.75%	2.00% Cash + 5.00% PIK	11.36%	12/21/2027	$—	(3,273)	(13,037)	0.00%	K/N
Zilliant Incorporated	First Lien Term Loan (0.25% Exit Fee)	SOFR(M)	0.75%	2.00% Cash + 5.00% PIK	11.36%	12/21/2027	$4,043,766	3,895,391	3,865,840	0.20%	L/N
								245,422,089	248,294,478	13.18%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	11.08%	8/15/2028	$24,782,510	24,132,689	24,782,510	1.31%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.35%	10.71%	7/2/2026	$10,568,138	10,291,947	10,441,320	0.55%	N
								34,424,636	35,223,830	1.86%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.01%	4/25/2031	$34,673,627	34,341,438	35,150,390	1.86%	H/N

Textiles, Apparel and Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.35%	10.50%	9/8/2027	$25,417,903	25,010,731	25,417,903	1.35%	N
James Perse Enterprises, Inc.	Sr Secured Revolver	SOFR(A)	1.00%	6.25%	10.34%	9/8/2027	$410,030	426,214	410,030	0.02%	N
PSEB, LLC (Eddie Bauer)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.75%	11.49%	12/30/2026	$24,312,500	24,154,229	23,388,625	1.24%	N
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.15%	2/15/2027	$99,494	99,494	100,986	0.01%	N
								49,690,668	49,317,544	2.62%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	6.51%	10.84%	9/17/2026	$14,512,500	14,259,245	14,417,008	0.76%	H/N

Total Debt Investments - 209.2% of Net Assets								1,825,381,814	1,642,572,999	87.08%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC (AutoAlert)	Common Stock				540,248	$9,085,917	$9,513,635	0.50%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,182,309	0.06%	D/E/N

Chemicals
AGY Equity, LLC	Class A Preferred Stock				5,982,385	485,322	—	0.00%	D/E/N
AGY Equity, LLC	Class B Preferred Stock				4,187,669	—	—	0.00%	D/E/N
AGY Equity, LLC	Class C Common Stock				3,290,312	—	—	0.00%	D/E/N
						485,322	—	0.00%
Communications Equipment
Plate Newco 1 Limited (Avanti) (United Kingdom)	Common Stock				364	—	—	0.00%	D/E/H/N/O

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	61,128	0.00%	D/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	—	0.00%	D/N
						285,933	61,128	0.00%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	298,333	0.02%	B/D/E/N

Diversified Consumer Services
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Common Stock			7/25/2030	3,980	73,107	—	0.00%	D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Warrants to Purchase Preferred New Super Senior Shares			7/25/2030	15,793	287,104	—	0.00%	D/E/H/N
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Common Stock			7/25/2030	5,430	66,734	—	0.00%	D/E/H/N
Razor US LP	Common Units				263,206	—	—	0.00%	D/N
Razor US LP	Class A Preferred Units	Fixed	3.00%		26,320,670	22,711,306	—	0.00%	D/E/N
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares			4/28/2028	698	13,654	—	0.00%	D/E/H/N
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares			12/23/2029	213	20,680	—	0.00%	D/E/H/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units	Fixed	12.00%		17,858,122	23,363,434	14,458,626	0.77%	B/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	14,458,626	0.77%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	5,487,386	6,959,570	0.37%	B/E/N
Thras.io, LLC	Common Units				291,605	—	—	0.00%	D/E/N
						65,444,567	35,876,822	1.91%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				28,277,397	28,277,397	51,054,000	2.73%	E/F/N
Conventional Lending TCP Holdings, LLC	Membership Units				17,800,591	17,675,790	14,543,083	0.77%	E/F/I/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Gordon Brothers Finance Company	Common Stock				10,612	$—	$—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	395,762	0.02%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	97,445	0.01%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	58	0.00%	D/E/H/N
						46,354,794	66,090,348	3.53%
Electric Utilities
Conergy Asia Holdings Limited (United Kingdom)	Class B Shares				1,000,000	1,000,000	—	0.00%	D/E/F/H/N
Conergy Asia Holdings Limited (United Kingdom)	Ordinary Shares				5,318,860	7,833,333	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Ordinary Shares				2,332,594	—	—	0.00%	D/E/F/H/N
Kawa Solar Holdings Limited (Conergy) (Cayman Islands)	Series B Preferred Shares				93,023	1,395,349	—	0.00%	D/E/F/H/N
Utilidata, Inc.	Common Stock				29,593	216,336	211	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	50,143	0.00%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	6,425	0.00%	D/E/N
						11,098,416	56,779	0.00%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,610,592	0.09%	D/E/N

Healthcare Providers and Services
INH Buyer, Inc. (IMA Health)	Preferred Stock				3,977,966	—	—	0.00%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/N/E

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	352,527	0.02%	D
Domo, Inc.	Warrants to Purchase Common Stock			2/17/2028	94,136	—	995,959	0.05%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	3,772,399	0.20%	D/N
Fishbowl, Inc.	Common Membership Units				604,479	787,032	—	0.00%	D/E/F/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	139,519	0.01%	D/E/N
InMobi, Inc. (Singapore)	Warrants to Purchase Common Stock			8/15/2027	1,327,869	212,360	2,246,381	0.11%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			9/18/2025	1,049,996	276,492	1,815,871	0.10%	D/E/H/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	2,318,220	0.12%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	3,887,269	0.21%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	42,131	0.00%	D/E/H/N/O
SuCo Investors, LP (Suited Connector)	Warrants to Purchase Class A Units			3/6/2033	44,928	—	—	0.00%	D/E/N
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,197,770	0.28%	D/E/N
						11,996,098	20,768,046	1.10%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	$2,001,384	$—	0.00%	D/E/N

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	41,695	0.00%	D/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	68,789	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			4/29/2025	946,498	79,082	572,593	0.03%	D/E/H/N
						165,531	683,077	0.03%
Oil, Gas and Consumable Fuels
Iracore Investments Holdings, Inc.	Class A Common Stock				16,207	4,177,710	1,050,376	0.06%	B/D/E/N

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock				2,347	—	—	0.00%	D/E/N

Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	60,353	0.00%	D/E

Professional Services
Anacomp, Inc.	Class A Common Stock				1,255,527	26,711,048	1,155,295	0.06%	D/E/F/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	—	0.00%	D/E/N
						578,389	2,108	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	13,759,704	13,776,136	0.73%	E/N

Total Equity Securities - 19.4% of Net Assets						193,832,248	152,185,337	8.06%

Total Investments - 228.6% of Net Assets						$2,019,214,062	$1,794,758,336	95.14%

Cash and Cash Equivalents - 11.7% of Net Assets							$91,589,702	4.86%

Total Cash and Investments - 240.3% of Net Assets							$1,886,348,038	100.00%	M

	Interest Rate Swap as of December 31, 2024
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Derivative Liability at Fair Value
Interest rate swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	35,000,000	$(731,830)

Notes to Consolidated Schedule of Investments:

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Continued)

December 31, 2024

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

December 31, 2025

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

Series H of SVOF/MM, LLC serves as the administrator of the Company (the “Administrator”). The managing member of SVOF/MM is Tennenbaum Capital Partners, LLC (the “Advisor”), which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II, Merger Sub and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC, an indirect subsidiary of BlackRock, Inc., with the Advisor as the surviving entity.

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

December 31, 2025

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

December 31, 2025

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

At December 31, 2025, the Company's investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$427,941	$427,941
2	Other direct and indirect observable market inputs (3)	—	—	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,358,559,662	59,756,438	113,856,216	1,532,172,316
3	Valuation Designee valuations with significant unobservable inputs	—	127,490	574,725	702,215
Total		$1,358,559,662	$59,883,928	$114,858,882	$1,533,302,472

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,165,504,450	Income approach	Discount rate	7.7% - 28.3% (11.3%)
	86,637,697	Market comparable companies	Revenue multiples	0.4x - 3.3x (1.7x)
	54,856,441	Market comparable companies	EBITDA multiples	4.5x - 10.0x (9.0x)
	47,153,463	Market quotations	Indicative bid/ask quotes	1 (1)
	4,407,611	Transaction approach (3)	N/A	N/A
Other Corporate Debt	59,756,438	Market comparable companies	Book value multiples	1.6x (1.6x)
	127,490	Asset approach (2)	N/A	N/A
Equity	19,318,718	Option Pricing Model	EBITDA/Revenue multiples	2.2x - 10.0x (6.3x)
			Implied volatility	45.0% - 75.0% (60.7%)
			Term	0.1 years - 3.0 years (1.8 years)
	51,042,935	Market comparable companies	Book value multiples	1.6x (1.6x)
	15,970,951	Market comparable companies	Revenue multiples	0.4x - 4.8x (0.8x)
	9,463,322	Market comparable companies	EBITDA multiples	4.5x - 19.3x (18.0x)
	16,736,055	Income approach	Discount rate	13.4% - 15.0% (13.5%)
	1,898,960	Transaction approach (3)	N/A	N/A
$1,532,874,531

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

During the year ended December 31, 2025, five senior debt positions with an aggregate fair value of $37.9 million transitioned from an income approach to an expected recovery valuation model, one senior debt position with a fair value of $7.6 million transitioned from market quotes to an income approach, and one senior debt position with a fair value of $5.6 million transitioned from an expected recovery valuation model to an income approach. Two equity positions with an aggregate fair value of $15.9 million transitioned from an expected recovery valuation model to an income approach. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,549,242,872	$64,772,456	$150,615,054	$1,764,630,382
Net realized and unrealized gains (losses)	(123,888,461)	—	(57,639,825)	(181,528,286)
Acquisitions (1)	208,904,178	—	37,630,089	246,534,267
Dispositions	(275,698,927)	—	(16,176,509)	(291,875,436)
Transfers out of Level 3 (2)	—	(5,016,018)	(572,593)	(5,588,611)
Ending balance	$1,358,559,662	$59,756,438	$113,856,216	$1,532,172,316

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(100,380,759)	$—	$(57,825,719)	$(158,206,478)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of four investments that were transferred to Valuation Designee Valuation.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,157,403	$1,157,403
Net realized and unrealized gains (losses)	—	(2,349,304)	728,484	(1,620,820)
Dispositions	—	(2,539,224)	(1,883,755)	(4,422,979)
Transfers into Level 3 (1)	—	5,016,018	572,593	5,588,611
Ending balance	$—	$127,490	$574,725	$702,215

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$(2,349,828)	$24	$(2,349,804)

(1) Comprised of four investments that were transferred from Independent Third-Party Valuation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

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

December 31, 2025

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2025, included in cash and cash equivalents was $3.8 million (0.6% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 3.66% and $47.6 million (8.0% of net assets) held in the Allspring Government Money Market Fund with a 7-day yield of 3.65%. At December 31, 2024, included in cash and cash equivalents was $1.4 million (0.2% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.42% and $59.2 million (7.5% of net assets) held in the Allspring Government Money Market Fund with a 7-day yield of 4.36%. There was no restricted cash held at December 31, 2025 or December 31, 2024.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.4% and 0.4% of total investments at December 31, 2025 and December 31, 2024, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2025 and December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

December 31, 2025

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

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid were included as assets within "Due from broker" on the Consolidated Statement of Assets and Liabilities prior to the maturity of the swap on June 9, 2025.

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

During the years ended December 31, 2025 and 2024, the Company did not enter into any additional derivative transactions.

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

December 31, 2025

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

Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development company to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded. No controlled investments were considered significant subsidiaries for year ended December 31, 2025. Our investment in 36th Street Capital Partners Holdings, LLC as of December 31, 2024 exceeded the threshold in at least one of the tests for both Rule 3-09 and Rule 4-08(g) and was considered a significant subsidiary for the year ended December 31, 2024.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members' or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2025 and December 31, 2024, the following permanent differences, primarily attributable to treatment of expenses, amortization methods for premiums and discounts on fixed income securities, were reclassified as follows:

	December 31, 2025	December 31, 2024
Paid-in capital	$2,252,164	$487,501,546
Accumulated Earnings (Loss)	(2,252,164)	(487,501,546)

For the year ended December 31, 2025, the Company reclassified $2,252,164 between accumulated earnings and paid-in-capital, respectively on the Consolidated Statement of Assets and Liabilities. For the year ended December 31, 2024, the Company reclassified $487,501,546 between accumulated earnings and paid-in-capital, respectively on the Consolidated Statement of Assets and Liabilities, including $488,077,104 related to the merger with BCIC. These reclassification entries did not impact total net assets.

The tax character of distributions paid was as follows:

	December 31, 2025	December 31, 2024
Ordinary income	$95,168,075	$115,280,678

2. Summary of Significant Accounting Policies — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

As of December 31, 2025 and December 31, 2024, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2025	December 31, 2024
Undistributed Ordinary Income	$19,696,032	$15,180,444
Non-Expiring Capital Loss Carryforwards (1) (2)	(825,454,996)	(636,962,720)
Net Unrealized Gains (Losses) (3)	(326,611,160)	(324,236,596)
Total Accumulated Earnings (Loss)	$(1,132,370,124)	$(946,018,872)

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

As of December 31, 2025 and December 31, 2024, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024
Tax Cost	$1,860,387,305	$2,120,958,894

Gross Unrealized Appreciation	$116,913,526	$165,148,618
Gross Unrealized Depreciation	(443,998,359)	(489,385,214)
Net Unrealized Appreciation (Depreciation)	$(327,084,833)	$(324,236,596)

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

Important Tax Information (Unaudited)

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2025:

December 31, 2025
Interest Related Dividends for Non-U.S. Residents	$75,439,421

The Fund hereby designates the following amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend for the fiscal year ended December 31, 2025:

December 31, 2025
Section 163(j) Interest Dividends	$95,168,075

The following amount, or maximum amount allowable by law, is hereby designated as qualified dividend income for individuals for the fiscal year ended December 31, 2025:

December 31, 2025
Qualified Dividend Income	$—

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

2. Summary of Significant Accounting Policies — (continued)

The following percentage, or maximum percentage allowable by law, of ordinary income distributions paid during the fiscal year ended December 31, 2025 qualified for the dividends-received deduction for corporate shareholders:

December 31, 2025
Dividends-Received Deduction	—

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Company adopted the ASU 2023-09 for the annual reporting period beginning on January 1, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) that became effective at the Closing, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor's base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The base management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears. On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. On January 22, 2026, the Advisor approved a one-time waiver to waive one third of its management fee for the fourth quarter of 2025. For the year ended December 31, 2025, the Advisor waived $7.3 million in management fees.

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of December 31, 2025, the Company's cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the year ended December 31, 2025.

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of December 31, 2025 and December 31, 2024, no such reserve was accrued.

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

December 31, 2025

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

Total debt outstanding and available at December 31, 2025 was as follows:

Debt, net of unamortized issuance costs	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$146,213,186	$153,786,814	$300,000,000	(3)
Funding Facility II	2029	SOFR+2.00%		100,000,000	100,000,000	200,000,000	(4)
Merger Sub Facility(5)	2028	SOFR+2.00%	(6)	36,000,000	229,000,000	265,000,000	(7)
SBA Debentures	2026−2031	2.41%	(8)	111,200,000	—	111,200,000
2026 Notes ($325 million par)	2026	2.85%		325,033,026	—	325,033,026
2029 Notes ($325 million par)	2029	6.95%		322,396,491	—	322,396,491
Total leverage				1,040,842,703	$482,786,814	$1,523,629,517
Unamortized issuance costs				(5,299,866)
Debt, net of unamortized issuance costs				$1,035,542,837

(1)
Except for the 2026 Notes and 2029 Notes all carrying values are the same as the principal amounts outstanding.
(2)
As of December 31, 2025, $140.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $3.3 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%.
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Funding Facility II includes a $50.0 million accordion which allows for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions.
(5)
Debt assumed by the Company as a result of the Merger with BCIC.
(6)
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
(7)
Merger Sub Facility includes a $60.0 million accordion which allows for expansion of the facility to up to $325.0 million subject to consent from the lender and other customary conditions.
(8)
Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

4. Debt — (continued)

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

The combined weighted-average interest rates on total debt outstanding at December 31, 2025 and December 31, 2024 were 4.90% and 5.19%, respectively.

Total expenses related to debt included the following:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$59,155,519	$66,160,351	$43,953,502
Amortization of deferred debt issuance costs	5,170,292	4,678,811	3,037,427
Commitment fees	1,765,336	1,324,880	819,811
Total	$66,091,147	$72,164,042	$47,810,740

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the estimated fair values of the Operating Facility, as defined in Note 4, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $32.9 million. As of December 31, 2025, the 2026 Notes and the 2029 Notes had estimated fair values of $323.8 million and $326.1 million, respectively. As of December 31, 2024, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $55.5 million. As of December 31, 2024, the 2025 Notes, the 2026 Notes and the 2029 Notes had estimated fair values of $92.7 million, $315.9 million and $338.8 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2026 Notes and 2029 Notes were determined using market quotations, and the estimated fair

4. Debt — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

value of the 2025 Notes was derived by an independent valuation firm. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2025 Notes, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

4. Debt — (continued)

As of December 31, 2025 and December 31, 2024, the components of the carrying value of 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	December 31, 2025			December 31, 2024
	2025 Notes	2026 Notes	2029 Notes	2025 Notes	2026 Notes	2029 Notes
Principal amount of debt	N/A	$325,000,000	$325,000,000	$92,000,000	$325,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	N/A	33,026	(2,603,509)	—	398,402	(3,254,364)
Carrying value of debt	N/A	$325,033,026	$322,396,491	$92,000,000	$325,398,402	$321,745,636

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense for the 2024 Notes, 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Year Ended December 31,
	2025			2024				2023
	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2025 Notes	2026 Notes	2029 Notes	2024 Notes	2026 Notes
Stated interest expense	$3,932,362	$9,262,500	$22,587,500	$6,283,333	$5,695,845	$9,262,500	$13,176,042	$9,750,000	$9,262,500
Amortization of original issue discount/ (premium)	—	(365,376)	650,856	403,991	—	(392,611)	359,636	598,483	(383,721)
Total interest expense	$3,932,362	$8,897,124	$23,238,356	$6,687,324	$5,695,845	$8,869,889	$13,535,678	$10,348,483	$8,878,779

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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of December 31, 2025, SVCP was in full compliance with such covenants.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

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

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may be terminated, and any outstanding amounts thereunder may become due and payable, should TCPC Funding II fail to satisfy certain financial or other covenants. On July 31, 2025, the Funding Facility II was amended to extend the revolving period from August 4,2025 to July 31, 2027 and the stated maturity date from August 4, 2027 to July 31, 2029 and updated interest to a rate of SOFR plus a margin of 2.00%.

As of December 31, 2025, TCPC Funding II was in full compliance with such covenants.

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

SBA Debentures

As of December 31, 2025, the SBIC is able to issue up to $111.2 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of December 31, 2025, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

4. Debt — (continued)

SBA Debentures outstanding as of December 31, 2025 were as follows:

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

December 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity	December 31, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	$-	$984,286
Accordion Partners LLC	11/15/2031	NA	656,191
Accuserve Solutions, Inc.	3/15/2030	NA	2,273,092
Acquia, Inc.	11/1/2025	NA	832,182
Alcami Corporation	12/21/2028	919,537	1,080,091
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	448,202	NA
AlphaSense, Inc.	6/27/2029	NA	4,641,664
Alpine Acquisition Corp II (48Forty)	11/30/2029	171,095	483,992
AmeriLife Holdings, LLC	8/31/2028	618,743	742,492
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	1,000,000	NA
Applause App Quality, Inc.	10/24/2029	1,046,175	1,307,719
Appriss Health, LLC (PatientPing)	5/6/2027	736,257	736,257
Aras Corporation	4/13/2029	766,660	727,344
Avalara, Inc.	10/19/2028	NA	270,000
Beekeeper Buyer Inc. (Archway)	6/30/2031	200,000	NA
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	762,821
Bonterra LLC (fka CyberGrants Holdings, LLC)	9/8/2027	NA	200,000
Brown & Settle, Inc.	5/16/2030	243,902	NA
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	1,259,424
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	346,984
CareATC, Inc.	3/14/2026	945,362	945,362
Chronicle Parent LLC (Lexitas)	4/15/2031	2,418,058	NA
Chronicle Parent LLC (Lexitas)	4/15/2031	878,017	NA
Clever Devices Ltd.	6/12/2030	343,137	441,176
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	428,571	428,571
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	163,522
Deepl Se (Germany)	6/26/2030	2,062,124	NA
Deepl Se (Germany)	6/26/2030	581,163	NA
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	NA	604,041
DNAnexus, Inc	12/18/2029	18,375,000	18,375,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	3,648,967
Douglas Holdings, Inc (Docupace)	8/27/2030	2,919,174	3,317,243
Douglas Holdings, Inc (Docupace)	8/27/2030	502,634	1,589,628
Douglas Holdings, Inc (Docupace)	8/27/2030	1,326,897	1,326,897
Dragos, Inc.	6/30/2030	2,400,000	NA
Dragos, Inc.	6/30/2030	881,172	NA
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	776,367	NA
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	258,789	NA
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	349,100	748,071
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	3,479	829,369
ESO Solutions, Inc.	5/3/2027	236,654	709,962
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,666,615	NA
FirstUp, Inc	7/13/2027	38,620	NA
Fishbowl, Inc.	11/4/2030	30,224	NA
Flexport Capital, LLC	6/30/2029	4,333,333	NA
Fusion Holding Corp. (Finalsite)	9/15/2027	134,566	299,035
Fusion Risk Management, Inc.	5/22/2029	471,429	642,857
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,428,571	NA
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,285,714	NA

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	December 31, 2025	December 31, 2024
GC Waves Holdings, Inc. (Mercer)	10/4/2030	$4,745,000	$-
Griffon Bidco Inc.	7/31/2031	3,500,000	NA
Griffon Bidco Inc.	7/31/2031	3,500,000	NA
GTY Technology Holdings Inc.	7/9/2029	NA	1,016,653
GTY Technology Holdings Inc.	7/9/2029	1,541,761	394,917
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	2,352,941	2,352,941
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	322,581	322,581
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	193,548
ICIMS, Inc.	8/18/2028	1,044,116	1,160,129
Integrate.com, Inc.	12/17/2027	14,000	14,000
Integrity Marketing Acquisition, LLC	8/25/2028	13,821,048	15,422,318
Intercept Bidco, Inc.	6/3/2030	416,667	416,667
Intercept Bidco, Inc.	6/3/2030	277,778	277,778
IT Parent, LLC	10/1/2026	175,000	NA
James Perse Enterprises, Inc.	9/8/2027	1,321,207	3,006,884
JF Acquisition, LLC (JF Petroleum)	6/18/2030	1,079,491	NA
JF Acquisition, LLC (JF Petroleum)	6/18/2030	667,727	NA
Kaseya, Inc.	6/25/2029	NA	412,951
Kaseya, Inc.	6/25/2029	NA	416,280
Kellermeyer Bergensons Services, LLC	11/6/2028	NA	39,048
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	3,651,428	5,826,746
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,330,698	2,330,698
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	1,121,737
Logicmonitor, Inc	11/19/2031	50,748	50,748
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	51,137	222,333
Madison Logic Holdings, Inc.	12/30/2027	752,321	752,321
Modigent, LLC (Pueblo)	8/23/2027	505,893	80,100
Modigent, LLC (Pueblo)	8/23/2028	NA	1,536,784
Mpulse Mobile Inc.	8/26/2032	371,047	NA
Mpulse Mobile Inc.	8/26/2032	556,571	NA
MRO Parent Corporation	6/9/2032	74,074	NA
MRO Parent Corporation	6/9/2032	74,074	NA
Oak Funding LLC	12/2/2032	444,444	NA
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	6/3/2027	NA	328,745
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	NA	1,646,924
Palmdale Oil Company, LLC	12/12/2031	434,783	NA
Palmdale Oil Company, LLC	12/12/2031	130,435	NA
Persado, Inc.	6/10/2027	NA	101,431
PlayPower, Inc	8/28/2030	NA	1,313,131
Pluralsight, Inc.	8/22/2029	3,775,409	3,775,409
Pluralsight, Inc.	8/22/2029	1,849,410	1,849,410
PMA Parent Holdings, LLC	1/31/2031	750,000	750,000
Pyramid Analytics B.V.	3/31/2026	240,118	NA
RBS Buyer Inc.	7/31/2031	600,000	NA
RBS Buyer Inc.	7/31/2031	1,000,000	NA
Rialto Management Group, LLC	12/5/2030	NA	172,414
Sailpoint Technologies Holdings, Inc.	8/16/2028	NA	371,281
SellerX Germany GmbH (Germany)	11/22/2029	NA	1,346,022
SellerX Germany GmbH (Germany)	10/28/2026	NA	538,409
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,460,107	1,460,107

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	December 31, 2025	December 31, 2024
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	3/31/2027	$-	$1,908,116
Serrano Parent, LLC (Sumo Logic)	5/12/2030	697,970	697,970
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	1,530,512	NA
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	382,628	NA
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Skydio, Inc	12/4/2029	NA	6,562,500
Sonny’s Enterprises, LLC	8/5/2027	106,122	132,940
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,482,759	4,482,759
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,479,310	2,241,379
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	NA	802,885
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	527,959	NA
Stonebridge Companies, LLC	5/16/2031	193,548	NA
Stonebridge Companies, LLC	5/16/2030	129,032	NA
Streamland Media Midco LLC	3/31/2029	12,191	NA
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	NA	8,668,407
Syndigo, LLC	9/2/2032	355,450	NA
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	1,352,453	5,409,810
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	348,837
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	290,698
Trintech, Inc.	7/25/2029	152,143	152,143
Vortex Companies, LLC	9/4/2029	554,971	NA
Vortex Companies, LLC	9/4/2029	87,268	140,839
Xactly Corporation	2/3/2028	854,898	854,898
Zendesk Inc.	11/22/2028	NA	1,393,091
Zendesk Inc.	11/22/2028	NA	573,626
Zilliant Incorporated	12/21/2027	133,333	296,296
Total Unfunded Balances		$129,189,974	$143,915,382

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

On February 3, 2026, a putative securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Burnell v. BlackRock TCP Capital Corp., et al., Case No. 2:26-cv-01102. The complaint names the Company and certain of its current and former executive officers as defendants. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s securities between November 6, 2024 and January 23, 2026, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged materially false and misleading statements and/or omissions concerning the Company’s business, operations and financial condition. The plaintiff seeks unspecified compensatory damages, interest, attorneys’ fees and costs, and other relief. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

On February 24, 2026, a purported shareholder derivative action was filed in the United States District Court for the Central District of California, captioned Terwilliger, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-01968. The defendants are certain current and former officers and directors of the Company. The Company is named as a nominal defendant. The complaint asserts claims on behalf of the Company for alleged breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising out of alleged wrongdoing by the defendants between November 6, 2024 and January 23, 2026, including allegedly making or causing the Company to make materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. The plaintiff seeks unspecified damages on behalf of the Company, corporate governance reforms, restitution, attorneys’ fees and costs, and such other relief as the court may deem just and proper. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At December 31, 2025 and December 31, 2024, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At December 31, 2025 and December 31, 2024, amounts reimbursable to the Advisor totaled $1.3 million and $0.9 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the years ended December 31, 2025, 2024 and 2023, expenses allocated pursuant to the Administration Agreement totaled $1.9 million, $2.4 million and $1.5 million, respectively.

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	0.25	21,259,430	399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	0.04	3,401,509	63,840
August 7, 2025	September 16, 2025	September 30, 2025	Regular	0.25	21,258,866	572,063
August 7, 2025	September 16, 2025	September 30, 2025	Special	0.04	3,401,419	91,530
November 6, 2025	December 17, 2025	December 31, 2025	Regular	0.25	21,174,435	418,063
				$1.12	$95,168,075	$2,895,543

(1)
Dividends reinvested through purchase of shares in the open market.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

7. Stockholders’ Equity and Dividends - (continued)

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

In addition, the Company paid $7,257,191 of dividends payable assumed in the Merger that were declared on March 4, 2024 by the BCIC Board of Directors for the benefit of former BCIC shareholders of record as of March 15, 2024. Such amount was paid from BCIC cash and cash equivalents acquired by the Company in the Merger

Dividend Reinvestment Plan

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

Unless otherwise instructed by the Company at the direction of its Board of Directors, the Plan Administrator will acquire common stock on behalf of Participants through open-market purchases if, on the distribution payment date, the Market Price is less than the most recently published NAV (such condition referred to as a “market discount”). In the event of a market discount on the distribution payment date, the Plan Administrator will have until the last business day before the next date on which the common stock trades on an “ex-distribution” basis or 30 days after the distribution payment date, whichever is sooner (the “last purchase date”), to invest the distribution amount in common stock acquired in open-market purchases. If shares are purchased in the open market with respect to a distribution, the number of shares to be credited to a Participant’s account shall be determined by dividing the dollar amount of the cash distribution otherwise payable to the Participant by the weighted average Market Price per share for all common stock purchased by the Plan Administrator in the open market. If the Plan Administrator is unable to invest the full distribution amount in open-market purchases, or if the market discount shifts to a market premium during the purchase period, the Plan Administrator may cease making open-market purchases and may use any uninvested portion to acquire newly issued shares. Investments in newly issued shares made in this manner would be made pursuant to the same process described above and the date of issue for such newly issued shares will substitute for the distribution payment date. If the Company instructs the Plan Administrator to purchase new shares

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

7. Stockholders’ Equity and Dividends — (continued)

of common stock when there is a market discount, the shares of common stock will be acquired in accordance with the same terms as outlined above when there is a market premium.

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the year ended December 31, 2025, approximately $2.9 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2025:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	515,869	$5.84	$3,011,382

* Weighted-average price per share

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2024:

	Shares Repurchased	Price Per Share*	Total Cost
Company Repurchase Plan	510,687	$8.86	$4,524,639

* Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets from operations	$(88,931,013)	$(63,137,172)	$38,474,432
Weighted average shares outstanding	84,988,524	79,670,868	57,767,264
Earnings (loss) per share	$(1.05)	$(0.79)	$0.67

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

9. Subsequent Events

From January 1, 2026 through February 26, 2026, the Company repurchased 233,541 shares pursuant to the Company Repurchase Plan at a weighted average price of $5.50, for a total cost of $1.3 million.

On February 27, 2026, the Company’s Board of Directors declared a first quarter regular dividend of $0.17 per share, payable on March 31, 2026 to shareholders of record as of the close of business on March 17, 2026.

On February 9, 2026, the 2026 Notes matured and the Company repaid $325 million of principal amount at par plus the accrued and unpaid interest.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

10. Financial Highlights

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per Common Share
Per share NAV at beginning of period	$9.23	$11.90	$12.93	$14.36	$13.24

Investment operations:
Net investment income before excise taxes	1.29	1.66	1.85	1.53	1.26
Excise taxes	(0.01)	0.00	(0.01)	—	—
Net investment income (1)	1.28	1.66	1.84	1.53	1.26
Net realized and unrealized gain (loss) (1)	(2.33)	(2.60)	(1.18)	(1.69)	1.17
Total from investment operations	(1.05)	(0.94)	0.66	(0.16)	2.43

Net decrease in net assets as a result of issuance of shares in connection with the Merger (2)	—	(0.28)	—	—	—
Repurchase of common stock	0.01	0.01	—	—	—
Loss on extinguishment of debt	—	—	—	—	(0.11)
Cumulative effect adjustment for the adoption of ASU 2020-06 (3)	—	—	—	0.00	—

Ordinary income dividends	(1.12)	(1.46)	(1.69)	(1.27)	(1.20)
Tax basis returns of capital	—	—	—	—	—
Dividends to common shareholders (4)	(1.12)	(1.46)	(1.69)	(1.27)	(1.20)

Per share NAV at end of period	$7.07	$9.23	$11.90	$12.93	$14.36

Per share market price at end of period	$5.47	$8.71	$11.54	$12.94	$13.51

Total return based on market value (5)	(24.3)%	(11.9)%	2.2%	5.2%	30.9%
Total return based on net asset value (6)	(11.3)%	(10.2)%	5.1%	-1.1%	17.5%

Shares outstanding at end of period	84,564,578	85,080,447	57,767,264	57,767,264	57,767,264

Ratios to average common equity:
Net investment income (7)	14.5%	15.6%	14.2%	10.8%	9.0%
Expenses, before incentive fee, and management fee waiver (8)	13.2%	12.8%	10.7%	9.0%	9.3%
Expenses, net of incentive fee, before management fee waiver (9)	13.2%	15.1%	13.7%	11.3%	11.5%
Management fee waiver	(1.0)%	—	—	—	—
Expenses, net of incentive fee, and management fee waiver (9)	12.2%	15.1%	13.7%	11.3%	11.5%

Ending common shareholder equity	$598,013,197	$785,123,667	$687,601,546	$746,753,790	$829,456,636
Portfolio turnover rate	15.8%	18.3%	13.5%	19.4%	35.6%
Weighted-average debt outstanding	$1,115,102,969	$1,234,022,372	$1,001,667,440	$1,023,880,532	$985,506,056
Weighted-average interest rate on debt	5.3%	5.4%	4.4%	3.5%	3.6%
Weighted-average number of common shares	84,988,524	79,670,868	57,767,264	57,767,264	57,767,264
Weighted-average debt per share	$13.12	$15.49	$17.34	$17.72	$17.06

Asset Coverage:	As of December 31,
	2025	2024	2023	2022	2021
Debt
Debt outstanding (10)	$1,040,842,703	$1,126,314,826	$988,555,830	$949,062,241	$1,019,339,449
Asset coverage per $1,000 of debt outstanding (11)	$1,642	$1,789	$1,643	$1,929	$1,948
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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

10. Financial Highlights — (continued)

(4)
Dividends to common shareholders include a tax return of capital of $0 ($0.00 per share), $0 ($0.00 per share), $0 ($0.00 per share), $0 ($0.00 per share) and $0 ($0.00 per share) for the years ended December 31, 2025, 2024, 2023, 2022 and 2021, respectively.
(5)
Total return based on market value is calculated as the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.
(6)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the net asset value per share at the beginning of the period.
(7)
Net of incentive compensation and excise taxes.
(8)
Includes interest and other debt costs but excludes excise taxes.
(9)
Includes incentive compensation and all Company expenses including interest and other debt costs but excludes excise taxes.
(10)
Excludes unamortized debt issuance costs which are netted in the Consolidated Statements of Assets and Liabilities.
(11)
Excludes SBA Debentures.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended December 31, 2025.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
Fiscal Year 2025	$146,213	$5,406	—	N/A
Fiscal Year 2024	120,671	6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Fiscal Year 2016	100,500	4,056	—	N/A
Funding Facility I
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Fiscal Year 2016	175,000	4,056	—	N/A
Funding Facility II
Fiscal Year 2025	$100,000	$5,406	—	N/A
Fiscal Year 2024	75,000	6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
Fiscal Year 2025	$36,000	$5,406	—	N/A
Fiscal Year 2024	60,000	6,932	—	N/A
SBA Debentures
Fiscal Year 2025	$111,200	$5,406	—	N/A
Fiscal Year 2024	131,500	6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
Fiscal Year 2016	61,000	4,056	—	N/A
2019 Convertible Notes
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
Fiscal Year 2016	108,000	2,352	—	N/A
2022 Convertible Notes
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A
Fiscal Year 2016	140,000	2,352	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	92,000	1,789	—	N/A
2026 Notes
Fiscal Year 2025	$325,000	$1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
Fiscal Year 2025	$325,000	$1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A

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

December 31, 2025

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

December 31, 2025

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

13. Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s chief operating decision maker ("CODM"). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1)

Year Ended December 31, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2025
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	$735,547	$11,376,522	$—	$(5,552,069)	$—	$—	$5,824,453
Hylan Global LLC, Parent Common Units	—	298,333	—	(298,333)	—	—	—
Iracore International Holdings, Inc., Senior Secured 1st Lien Term Loan, SOFR + 9%, 1% SOFR Floor, due 4/12/26	83,477	842,642	—	—	—	(842,642)	—
Iracore Investments Holdings, Inc., Class A Common Stock	—	1,050,376	(4,097,709)	3,127,334	—	(80,001)	—
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	803,280	14,458,626	—	(15,259,336)	803,279	—	2,569
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	14,458,626	—	(14,456,057)	—	—	2,569
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	640,770	6,959,570	—	(3,570,492)	640,770	—	4,029,848
Vingil Holding 2 S. à r.l. (SellerX) Common Shares	—	—	—	(8,190)	8,197	—	7
SellerX Germany GMBH & Co. KG, Senior Secured First Lien Revolver, SOFR + 5.00%, 0% SOFR Floor, due 11/05/26	94,971	—	—	(6,520)	1,352,542	—	1,346,022
SellerX Preferred Non Convertible Shares Series Z	—	—	—	(15,106,812)	15,107,298	—	486
SellerX Germany GMBH, Senior Secured First Lien Revolver, SOFR + 5%, 2% SOFR Floor, due 6/18/29	487,097	—	—	(226,207)	12,809,193	—	12,582,986
SellerX Germany GMBH, Senior Secured First Lien Tranche A1 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	563,006	—	—	(2,308,377)	7,446,378	—	5,138,001
SellerX Germany GMBH, Senior Secured First Lien Tranche A2 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	645,952	—	—	(2,648,463)	8,543,429	—	5,894,966
Homerenew Buyer, Inc. (Renovo), Class B-1 Preferred Units	—	—	—	—	—	—	—
HomeRenew Buyer, Inc., Senior Secured Super Priority Delayed Draw Term Loan, SOFR + 9.5%, 2.5% SOFR Floor, due 4/14/30	73,033	—	(1,253,663)	—	1,167,698	85,965	—
HomeRenew Buyer,INC, Senior Secured First Lien Term Loan, SOFR + 6.5%, 2.5% SOFR Floor, due 4/14/30	107,310	—	(2,979,209)	—	2,979,209	—	—
HomeRenew Buyer,INC, Senior Secured Priority Term Loan, SOFR + 7.00%, 2.5% SOFR Floor, due 4/14/30	88,813	—	(1,293,699)	—	1,293,699	—	—
HomeRenew Buyer,INC, Senior Secured Super Priority Term Loan, SOFR + 9.5%, 2.5% SOFR Floor, due 4/14/30	257,054	—	(5,647,061)	—	5,647,061	—	—
Homerenew Buyer, Inc. (Renovo), Class C-1 Common Units	—	—	—	—	—	—	—
Homerenew Buyer, Inc. (Renovo), Class A Preferred Units	—	—	(2,203,054)	—	2,203,054	—	—
Total	$4,580,310	$49,444,695	$(17,474,395)	$(56,313,522)	$60,001,807	$(836,678)	$34,821,907

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates(1)

Year Ended December 31, 2025

Security	Dividends or Interest (2)	Fair Value at December 31, 2024	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2025
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/30	$7,118,413	$59,756,438	$—	$—	$—	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	4,016,312	51,054,000	—	(5,726,318)	5,337,172	378,082	51,042,936
Anacomp, Inc., Class A Common Stock	—	1,155,295	(24,827,757)	25,555,753	—	(1,883,291)	—
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	1,715,563	18,812,631	—	—	—	(7,054,737)	11,757,894
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	1,614,478	10,718,897	—	—	1,577,184	—	12,296,081
AA Acquisition Aggregator, LLC, Ordinary Shares	—	9,513,635	—	(8,535,509)	—	—	978,126
Conventional Lending TCP Holdings, LLC, Membership Units	453,090	14,543,083	(2,050,143)	3,132,707	85,000	(15,710,647)	—
Conergy Asia & ME Pte. Ltd., 1st Lien Term Loan, 0%, due 12/31/21	—	—	(2,110,141)	2,110,141	—	—	—
Conergy Asia Holdings Limited, Ordinary Shares	—	—	(7,833,333)	7,833,333	—	—	—
Conergy Asia Holdings Limited, Class B Shares	—	—	(1,000,000)	1,000,000	—	—	—
Fishbowl INC., Common Membership Units	—	—	—	6	—	—	6
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	338,940	7,843,476	—	(6,937,214)	297,556	515,925	1,719,743
Gordon Brothers Finance Company, Unsecured Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	5,016,017	523	(2,349,828)	—	(2,539,223)	127,489
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Kawa Solar Holdings Limited, Bank Guarantee Credit Facility, 0%, due 12/31/21	—	60,889	(6,578,877)	6,517,988	—	—	—
Kawa Solar Holdings Limited, Revolving Credit Facility, 0%, due 12/31/21	—	1,235,527	(4,512,868)	4,299,990	—	(1,022,649)	—
Kawa Solar Holdings Limited, Ordinary Shares	—	—	34,353	—	—	(34,353)	—
Kawa Solar Holdings Limited, Series B Preferred Shares	—	—	(1,395,349)	1,395,349	—	—	—
Total	$15,256,796	$179,709,888	$(50,273,592)	$28,296,398	$7,296,912	$(27,350,893)	$137,678,713

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock – KKR Participation	12/1/2025
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
Igloo Parent Holdings LLC, Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
Khoros, LLC (f/k/a Lithium Technologies, LLC), Preferred Units	5/23/2025
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc.,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
AGY Equity, LLC, Class A Preferred Units	9/3/2020
AGY Equity, LLC, Class B Preferred Units	9/3/2020
AGY Equity, LLC, Class C Common Units	9/3/2020
Blackbird Purchaser, Inc. (OTC) Preferred Stock	12/14/2021
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Common Shares in MXP	7/26/2023
Elevate Brands HoldCo Inc., Warrants to Purchase Elevate Preferred New Super Senior Shares	7/26/2023
Fidelis (SVC) LLC, Series C Preferred Units	12/31/2019
Foursquare Labs, Inc., Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc., Warrants to Purchase Common Stock	2/7/2017
Grey Orange International Inc., Warrants to Purchase Common Stock	5/5/2022
INH Buyer, Inc. (IMS Health), Preferred Stock	12/16/2024
InMobi, Inc., Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $20.01)	9/18/2015
InMobi, Inc., Warrants to Purchase Series E Preferred Stock (Strike Price $28.58)	10/1/2018
Inotiv, Inc., Common Shares	3/30/2022
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Plate Newco 1 Limited (Avanti), Common Stock	4/13/2022
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc., Warrants to Purchase Series D Preferred Stock	4/12/2019
Razor Group GmbH, Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Razor Group GmbH, Warrants to Purchase Series C Shares	12/23/2022
Razor US LP, Class A Preferred Units	2/28/2024
ResearchGate Corporation., Warrants to Purchase Series D Preferred Stock	11/7/2019
SellerX Germany GMBH & Co. KG,, Warrants to Purchase SellerX Common Shares in MXP	11/23/2021
SnapLogic, Inc., Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings LP, LP Units	3/15/2024
Suited Connector, LLC, (Suco Investors, LP), Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc., Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
WorldRemit Group Limited, Series X Shares	6/24/2024
WorldRemit Group Limited, Warrants to Purchase Series D Stock	2/11/2021
WorldRemit Group Limited, Warrants to Purchase Series E Stock	3/15/2024

Supplementary Data (unaudited)

The following is a schedule of financial highlights as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Common Share
Per share NAV at beginning of period	$13.21	$14.13	$14.80	$14.91	$14.78

Investment operations:
Net investment income before excise taxes	1.43	1.61	1.59	1.99	1.88
Excise taxes	—	—	—	—	(0.01)
Net investment income	1.43	1.61	1.59	1.99	1.87
Net realized and unrealized gain (loss)	(0.16)	(1.09)	(0.82)	(0.40)	—
Incentive allocation reserve and distributions	N/A	N/A	N/A	(0.40)	(0.37)
Total from investment operations	1.27	0.52	0.77	1.19	1.50

Issuance of common stock	—	—	—	0.14	0.01
Repurchase of common stock	0.12	—	—	—	—
Issuance of convertible debt	—	—	—	—	0.06
Loss on extinguishment of debt	(0.04)	—	—	—	—

Ordinary income dividends	(1.13)	(1.44)	(1.44)	(1.44)	(1.44)
Tax basis returns of capital	(0.19)	—	—	—	—
Dividends to common shareholders (9)	(1.32)	(1.44)	(1.44)	(1.44)	(1.44)

Per share NAV at end of period	$13.24	$13.21	$14.13	$14.80	$14.91

Per share market price at end of period	$11.24	$14.05	$13.04	$15.28	$16.90

Total return based on market value	(10.6)%	18.8%	(5.2)%	(1.1)%	31.7%
Total return based on net asset value	10.2%	3.7%	5.2%	8.9%	10.6%

Shares outstanding at end of period	57,767,264	58,766,426	58,774,607	58,847,256	53,041,900

Ratios to average common equity: (1)
Net investment income (2)	11.3%	11.6%	10.8%	10.6%	10.1%
Expenses before incentive fee (3)	10.0%	9.8%	8.5%	7.3%	6.9%
Expenses and incentive fee (4)	12.1%	12.3%	11.2%	9.9%	9.4%

Ending common shareholder equity	$764,986,578	$776,318,386	$830,474,727	$870,728,126	$790,935,991
Portfolio turnover rate	28.3%	35.9%	32.3%	45.9%	37.9%
Weighted-average debt outstanding (5)	$936,157,021	$902,977,493	$769,065,775	$623,666,655	$542,421,190
Weighted-average interest rate on debt (6)	3.9%	4.6%	4.6%	4.5%	3.9%
Weighted-average number of common shares	57,991,233	58,766,362	58,815,216	57,000,658	50,948,035
Weighted-average debt per share (5)	$16.14	$15.37	$13.08	$10.94	$10.65

Asset Coverage:	As of December 31,
	2020	2019	2018	2017	2016
Debt
Debt outstanding (7)	$856,324,371	$915,514,071	$812,007,389	$733,824,353	$579,906,288
Asset coverage per $1,000 of debt outstanding	$2,058	$1,992	$2,157	$2,335	$2,344

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

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B: Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.4 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 9C: Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable

PART III - Other Information.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

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

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)
3.3	Second Amended and Restated Bylaws of the Registrant (3)
4.1	Indenture, dated as of June 17, 2014, by and between the Registrant and U.S. Bank National Association, as the Trustee (11)
4.2	Indenture, dated as of September 6, 2016, by and between the Registrant and U.S. Bank National Association, as the Trustee (12)
4.3	Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee (13)
4.4	First Supplemental Indenture, dated as of August 11, 2017, by and between the Registrant and U.S. Bank National Association, as the Trustee (14)
4.5	Description of Securities (15)
4.6	Third Supplemental Indenture, dated as of February 9, 2021, by and between the Registrant and U.S. Bank National Association, as the Trustee (17)
4.7	Form of Global Note of 2.850% due 2026 (included in Exhibit 4.11) (17)
4.8	Fourth Supplemental Indenture, dated as of May 30, 2024, between the BlackRock TCP Capital Corp. and U.S. BankTrust Company, National Association, as the Trustee (18)
4.9	Form of Global Note of 6.95% Notes due 2029 (included in Exhibit 4.13) (18)
4.10	Assumption Agreement, dated as of March 18, 2024, made by BCIC Merger Sub, LLC for the benefit of the holders of Notes issued under the Master Note Purchase Agreement (7)
4.11	Master Note Purchase Agreement, dated as of April 21, 2022, between BlackRock Capital Investment Corporation and the purchasers party thereto (8)
4.12	First Amendment to Master Note Purchase Agreement, dated as of March 13, 2024, among BlackRock Capital Investment Corporation and the holders of the Notes party thereto (5)
10.1	Second Amended and Restated Investment Management Agreement between BlackRock TCPC Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (31)
10.2	Form of Amended and Restated Investment Management Agreement By and Between Special Value Continuation Partners, LP and Tennenbaum Capital Partners, LLC*
10.3	Form of Administration Agreement of the Registrant*
10.4	Custodial Agreement dated as of July 31, 2006 (9)
10.5	Form of Transfer Agency and Registrar Services Agreement (10)
10.6	Second Amended and Restated Partnership Agreement of Special Value Continuation Partners, LP dated January 29, 2018 (16)
10.7	Amended and Restated Guaranty, Pledge and Security Agreement dated as of May 6, 2019 (20)
10.8	Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 6, 2019 (including conformed agreement, as amended and restated, annexed thereto) (21)

10.9	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 6, 2019 (22)
10.10	Incremental Commitment Agreement dated as of April 25, 2020 (23)
10.11	Loan and Servicing License Agreement dated as of August 4, 2020*
10.12

Amendment No. 8 and Limited Waiver, dated as of May 2, 2025, to Amended & Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2019 (including conformed agreement, as amended and restated, annexed thereto) (26)

10.13	Amendment No. 5 to Amended and Restated Credit Agreement dated as of June 22, 2021 (28)
10.14	Sixth Amendment, dated as of July 31, 2025, to Loan and Servicing Agreement, dated as of August 4, 2023 (including conformed agreement, as amended and restated, annexed thereto) (30)
10.15	Fee Waiver Agreement between BlackRock TCP Capital Corp. and Tennenbaum Capital Partners, LLC, dated as of September 6, 2023 (32)
10.16	Borrower Assumption Agreement, dated as of March 18, 2024, by BCIC Merger Sub, LLC and Citibank, N.A., as administrative agent (33)
10.17

Ninth Amendment, dated as of May 16, 2025, to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 19, 2016, by and among BCIC Merger Sub, LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as Administrative Agent (including conformed agreement, as amended and restated, annexed thereto) (6)

10.18	Dividend Reinvestment Plan (4)
10.19	Amendment No. 7 to Amended and Restated Credit Agreement dated as of August 1, 2024 (including conformed agreement, as amended and restated, annexed thereto) (27)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
19.1	Inside Trading Policy*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm of 36th Street Capital Partners, LLC*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
97.1	Prohibitions Against Payment of Incentive-Based Compensation and Indemnification for Executive Officers of Listed BDCs (25)
99.1	Unaudited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2025*
99.2	Audited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2024*
99.3	Unaudited financial statements of 36th Street Capital Partners, LLC as of and for the years ended December 31, 2023*
99.4	Disclosure Pursuant to Section 13(r) of the Exchange Act*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(2)
Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on August 2, 2018.
(3)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2024.
(4)
Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed on March 18, 2024.
(5)
Incorporated by reference to Exhibit 10.1 filed with BlackRock Capital Investment Corporation’s Current Report on Form 8-K (File No. 814-00712) on March 14, 2024.
(6)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on May 19, 2025.
(7)
Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on March 18, 2024.
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
(11)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on June 17, 2014.
(12)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on September 6, 2016.
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
(15)
Incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q, filed on May 11, 2020.
(16)
Incorporated by reference to Exhibit 3 to Special Value Continuation Partner, LP’s Form 8-K filed on January 30, 2018.
(17)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on February 9, 2021.
(18)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on May 30, 2024.
(19)
Incorporated by reference to Exhibit 23.3 to the Registrant’s Form 10-K, filed on February 27, 2025.
(20)
Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on May 8, 2019.
(21)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on April 28, 2020.
(22)
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on April 28, 2020.
(23)
Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on April 28, 2020.
(24)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on August 6, 2020.
(25)
Incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K, filed on February 29, 2024.
(26)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 8, 2025.
(27)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 5, 2024.
(28)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 24, 2021.
(29)
Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, filed on January 11, 2024.
(30)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on August 1, 2025.
(31)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on September 6, 2023.
(32)
Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on September 6, 2023.
(33)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on March 18, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

By:	/s/ Phil Tseng
Name:	Phil Tseng
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title
February 27, 2026	/s/ Phil Tseng	Chief Executive Officer, Chairman of
	Phil Tseng	the Board and Director (Principal Executive Officer)

February 27, 2026	/s/ Eric J. Draut	Director
Eric J. Draut

February 27, 2026	/s/ Maureen Usifer	Director
Maureen Usifer

February 27, 2026	/s/ John Baron	Director
John Baron

February 27, 2026	/s/ Andrea Petro	Director
Andrea Petro

February 27, 2026	/s/ Karen L. Leets	Director
Karen L. Leets

February 27, 2026	/s/ Erik L. Cuellar	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Erik L. Cuellar