Form 10-Q
period 2026-03-31
BlackRock TCP Capital Corp.
filed 2026-05-07
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of May 7, 2026 was 83,902,775.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,289,860,002 and $1,425,285,902, respectively)	$1,213,160,576	$1,360,801,852
Non-controlled, affiliated investments (cost of $103,747,256 and $101,284,695, respectively)	35,111,500	34,821,907
Controlled investments (cost of $141,889,704 and $151,475,599, respectively)	140,396,441	137,678,713
Total investments (cost of $1,535,496,962 and $1,678,046,196, respectively)	1,388,668,517	1,533,302,472

Cash and cash equivalents	93,258,534	61,075,494
Interest, dividends and fees receivable	21,127,900	21,495,630
Deferred debt issuance costs	4,529,105	5,123,425
Receivable for investments sold	1,247,052	26,313,406
Prepaid expenses and other assets	722,173	3,050,038
Total assets	1,509,553,281	1,650,360,465

Liabilities
Debt (net of deferred issuance costs of $4,823,558 and $5,299,866, respectively)	925,843,147	1,035,542,837
Interest and debt related payables	8,761,500	7,245,830
Management fees payable	4,443,403	3,393,322
Reimbursements due to the Advisor	1,591,736	1,272,082
Accrued expenses and other liabilities	3,802,482	4,893,197
Total liabilities	944,442,268	1,052,347,268

Commitments and contingencies (Note 5)

Net assets	$565,111,013	$598,013,197

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 84,059,145 and 84,564,578 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$84,058	$84,564
Paid-in capital in excess of par	1,728,017,916	1,730,298,757
Distributable earnings (loss)	(1,162,990,961)	(1,132,370,124)
Total net assets	565,111,013	598,013,197
Total liabilities and net assets	$1,509,553,281	$1,650,360,465

Net assets per share	$6.72	$7.07

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$35,055,107	$43,456,737
Non-controlled, affiliated investments	459,482	337,999
Controlled investments	2,059,138	2,309,269
PIK interest income:
Non-controlled, non-affiliated investments	2,839,914	5,788,915
Non-controlled, affiliated investments	345,777	—
Controlled investments	415,331	681,561
Dividend income:
Non-controlled, non-affiliated investments	493,053	435,951
Non-controlled, affiliated investments	—	1,009,057
Controlled investments	914,290	1,868,860
Other income:
Non-controlled, non-affiliated investments	987	566
Total investment income	42,583,079	55,888,915

Operating expenses
Interest and other debt expenses	16,048,448	17,084,633
Management fees	4,656,061	5,483,844
Professional fees	1,481,060	867,447
Administrative expenses	499,794	641,464
Insurance expense	210,691	218,463
Director fees	192,500	192,500
Custody fees	91,956	93,185
Other operating expenses	925,674	932,658
Total operating expenses, before management fee waiver	24,106,184	25,514,194
Management fee waiver (Note 3)	—	(1,827,948)
Total operating expenses, after management fee waiver	24,106,184	23,686,246

Net investment income	18,476,895	32,202,669

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(21,268,833)	(40,917,338)
Controlled investments	(11,462,016)	—
Net realized gain (loss)	(32,730,849)	(40,917,338)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(12,178,589)	26,554,993
Non-controlled, affiliated investments	(2,172,968)	921,158
Controlled investments	12,303,623	2,124,335
Interest Rate Swap	—	8,771
Net change in unrealized appreciation (depreciation)	(2,047,934)	29,609,257

Net realized and unrealized gain (loss)	(34,778,783)	(11,308,081)

Net increase (decrease) in net assets resulting from operations	$(16,301,888)	$20,894,588

Basic and diluted earnings (loss) per share	$(0.19)	$0.25

Basic and diluted weighted average common shares outstanding	84,334,975	85,077,619

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2025	84,564,578	$84,564	$1,730,298,757	$(1,132,370,124)	$598,013,197

Repurchase of common stock	(505,433)	(506)	(2,280,841)	—	(2,281,347)
Net investment income	—	—	—	18,476,895	18,476,895
Net realized and unrealized gain (loss)	—	—	—	(34,778,783)	(34,778,783)
Dividends paid to shareholders	—	—	—	(14,318,949)	(14,318,949)
Balance at March 31, 2026	84,059,145	$84,058	$1,728,017,916	$(1,162,990,961)	$565,111,013

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

Repurchase of common stock	(3,150)	(3)	(26,912)	—	(26,915)
Net investment income	—	—	—	32,202,669	32,202,669
Net realized and unrealized gain (loss)	—	—	—	(11,308,081)	(11,308,081)
Dividends paid to shareholders	—	—	—	(24,672,416)	(24,672,416)
Balance at March 31, 2025	85,077,297	$85,077	$1,731,030,547	$(949,796,700)	$781,318,924

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$(16,301,888)	$20,894,588
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	32,730,849	40,917,338
Change in net unrealized (appreciation) depreciation of investments	2,047,934	(29,609,257)
Net amortization of investment discounts and premiums	(3,033,650)	(4,462,943)
Amortization of original issue discount on debt	137,524	59,263
Interest and dividend income paid in kind	(3,601,022)	(6,470,476)
Amortization of deferred debt issuance costs	1,070,629	1,305,819
Changes in assets and liabilities:
Purchases of investments	(18,603,272)	(58,472,499)
Proceeds from disposition of investments	135,457,504	84,703,889
Decrease (increase) in interest, dividends and fees receivable	36,367	(1,520,366)
Decrease (increase) in due from broker	—	49,595
Decrease (increase) in receivable for investments sold	25,066,354	4,487,697
Decrease (increase) in prepaid expenses and other assets	2,327,865	1,517,181
Increase (decrease) in payable for investments purchased	—	119,597
Increase (decrease) in interest and debt related payables	1,515,670	2,523,720
Increase (decrease) in reimbursements due to the Advisor	319,654	(417,882)
Increase (decrease) in management fees payable	1,050,081	(2,263,834)
Increase (decrease) in accrued expenses and other liabilities	(1,090,715)	(857,329)
Net cash provided by (used in) operating activities	159,129,884	52,504,101

Financing activities
Draws on credit facilities	326,741,478	55,000,000
Repayments of credit facility draws	(112,055,000)	(75,279,620)
Dividends paid to shareholders	(14,318,949)	(24,672,416)
Repurchase of shares	(2,281,347)	(26,915)
Repayment of unsecured notes	(325,033,026)	—
Net cash provided by (used in) financing activities	(126,946,844)	(44,978,951)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	32,183,040	7,525,150
Cash and cash equivalents (including restricted cash) at beginning of period	61,075,494	91,589,702
Cash and cash equivalents (including restricted cash) at end of period	$93,258,534	$99,114,852

Supplemental cash flow information
Interest payments	$12,987,418	$12,787,585
Excise tax payments	$683,619	$478,159

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.17%	12/4/2029	$13,588,659	$13,521,265	$13,575,070	0.92%	N
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00%	8.67%	12/4/2029	$—	(48,284)	(6,563)	0.00%	K/N
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00%	8.67%	12/4/2029	$6,562,500	6,513,612	6,555,938	0.44%	N
Zenith AcquisitionCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$10,686	10,103	9,300	0.00%	N
Zenith AcquisitionCo LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.15%	1/13/2033	$461,359	459,271	458,591	0.03%	N
Zenith AcquisitionCo LLC	Sr Secured Revolver	SOFR(Q)	0.50%	4.50%	8.15%	1/13/2033	$—	(418)	(517)	0.00%	K/N
								20,455,549	20,591,819	1.39%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.45%	8/22/2031	$2,971,069	2,868,199	2,853,415	0.19%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.45%	7/22/2030	$865,507	865,507	826,472	0.06%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	5.88%	7.77%	8/22/2031	EUR 540,170	628,624	591,369	0.04%	H/N/O
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	5.88%	7.77%	8/22/2031	EUR 1,717,524	1,934,062	1,891,147	0.13%	H/N/O
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	10.71%	4/15/2028	$7,340,329	7,313,768	7,340,329	0.50%	G/N
ALCV Purchaser, Inc. (AutoLenders)	Sr Secured Revolver	SOFR(M)	1.00%	7.01%	10.71%	4/1/2026	$448,202	448,255	448,202	0.03%	G/N
AutoAlert, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40%	9.06%	4/8/2026	$11,757,894	11,757,894	11,757,894	0.79%	F/N
AutoAlert, LLC	Second Lien Term Loan	SOFR(Q)	1.00%	9.40%	13.06%	3/31/2029	$12,721,262	12,721,262	12,721,262	0.86%	F/N
								38,537,571	38,430,090	2.60%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	1.57% Cash + 4.53% PIK	9.77%	12/31/2028	$9,733,783	9,513,130	4,272,676	0.29%	C/N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.66%	3/1/2030	$1,130,952	1,086,025	1,057,441	0.07%	N
								10,599,155	5,330,117	0.36%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	11.18%	2/8/2027	$22,291,007	22,262,218	22,402,462	1.51%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	11.18%	2/8/2027	$17,285,388	17,242,041	17,285,388	1.17%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	1/31/2031	$5,223,783	4,973,565	5,161,097	0.35%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.45%	1/31/2031	$—	(13,344)	(9,000)	0.00%	K/N
SRS Acquiom Holdings LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.75%	8.42%	1/14/2032	$17,392	16,133	15,565	0.00%	N
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	1/14/2032	$760,870	753,658	750,217	0.05%	N
								45,234,271	45,605,729	3.08%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40% PIK	9.07%	11/6/2028	$1,489,048	1,466,347	1,489,048	0.10%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	8.15% PIK	11.82%	11/7/2026	$686,688	451,188	67,295	0.00%	C/N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$1,671,499	1,625,694	1,651,457	0.11%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$1,159,476	1,130,534	1,145,573	0.08%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$1,561,162	1,531,852	1,542,442	0.10%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.68%	8/23/2027	$168,631	162,088	164,438	0.01%	K/N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.07%	8/31/2029	$10,383,054	10,204,220	10,383,054	0.70%	N
								16,571,923	16,443,307	1.10%
Construction and Engineering
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.25%	9.92%	5/16/2030	$731,708	711,202	731,707	0.05%	N
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	9.85%	5/16/2030	$8,618,293	8,429,523	8,695,857	0.59%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.91%	4/5/2029	$11,709,782	11,575,692	4,379,459	0.30%	B/C/N
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$—	(7,162)	(7,234)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$—	(11,362)	(6,677)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$6,124,110	6,021,668	6,062,869	0.41%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2030	$2,747,048	2,718,074	2,736,060	0.18%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2029	$—	$—	$(4,487)	0.00%	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.15%	2/1/2030	$6,709,857	6,550,722	6,683,017	0.45%	N
RBS Buyer Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.42%	7/31/2031	$—	(11,133)	—	0.00%	K/N
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	7/31/2031	$—	(3,341)	9,000	0.00%	K/N
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	7/31/2031	$3,383,000	3,345,160	3,433,745	0.23%	N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$1,832,558	1,786,744	1,832,558	0.12%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$652,562	646,327	653,867	0.04%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$1,079,837	1,066,588	1,081,997	0.07%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$873,054	839,827	874,800	0.06%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$647,461	631,720	648,756	0.04%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$845,439	834,294	847,130	0.06%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$419,634	432,190	420,473	0.03%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$68,982	68,580	68,982	0.00%	N
								45,625,313	39,141,879	2.63%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$507,258	499,807	493,090	0.03%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$4,243,017	4,131,150	4,135,361	0.28%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.02%	12/14/2027	$7,835,870	7,739,793	7,545,942	0.51%	N
								12,370,750	12,174,393	0.82%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25% PIK	12.89%	3/14/2029	$19,322,418	16,906,861	2	0.00%	C/N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	2.00% Cash + 9.25% PIK	14.92%	2/17/2027	$5,434,061	5,378,112	4,809,144	0.32%	N
								22,284,973	4,809,146	0.32%
Diversified Consumer Services
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.90%	4/10/2031	$—	(14,008)	(131,663)	-0.01%	K/N
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.90%	4/10/2031	$28,120,884	27,852,135	25,899,334	1.75%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	4.50% Cash + 2.00% PIK	10.17%	9/14/2029	$3,579,952	3,473,411	3,237,147	0.22%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	9.92%	9/15/2028	$8,224	8,122	(19,483)	0.00%	K/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$3,320,626	3,200,739	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$1,461,395	1,408,812	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	15.00% PIK	15.00%	12/20/2029	$22,101,046	15,762,324	2	0.00%	C/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.66%	11/5/2026	$1,346,022	1,342,089	1,346,022	0.09%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.70%	6/18/2029	$12,582,986	12,794,319	12,582,986	0.85%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.54% Cash + 8.46% PIK	12.70%	12/31/2028	$7,605,617	7,605,617	5,483,650	0.37%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.54% Cash + 8.46% PIK	12.70%	12/31/2028	$8,726,126	8,726,126	6,291,537	0.42%	B/H/N
Thras.io, LLC	First Lien First Out Term Loan	SOFR(Q)	1.00%	8.26%	11.93%	6/18/2029	$6,034,212	5,918,603	6,034,212	0.41%	N
Thras.io, LLC	First Lien Second Out Term Loan	SOFR(Q)	1.00%	8.26%	11.93%	6/18/2029	$19,645,573	15,184,408	14,518,079	0.98%	C/N
								103,262,697	75,241,823	5.08%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	0.00%	12.00%	11/30/2030	$59,756,438	59,756,438	59,756,438	4.03%	E/F/N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	2.63% Cash + 3.38% PIK	9.68%	3/15/2030	$2,335,694	2,322,399	1,971,326	0.13%	N
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.95%	6/30/2031	$—	(1,754)	(3,600)	0.00%	K/N
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.95%	6/30/2031	$800,000	792,885	785,600	0.05%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$7,625,325	7,400,613	7,531,209	0.51%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$2,118,146	2,055,969	2,092,002	0.14%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	10/4/2030	$1,599,858	$1,586,952	$1,649,826	0.11%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(A)	1.00%	11.00%	11.00%	6/3/2026	$34,644,008	10,575,543	127,490	0.01%	C/F/N
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.62%	12.28%	9/7/2028	$9,430,643	9,430,643	9,430,643	0.64%	N
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	4.50%	8.17%	12/2/2032	$—	(2,108)	(2,222)	0.00%	K/N
Oak Funding LLC	First Lien Term Loan	SOFR(M)	0.50%	4.50%	8.17%	12/2/2032	$4,555,556	4,512,969	4,532,778	0.31%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	5/14/2031	$18,135,866	18,059,182	18,081,459	1.22%	N
								116,489,731	105,952,949	7.15%
Electrical Equipment
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$—	(31,153)	—	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$—	(15,552)	8,750	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$19,201,875	19,028,378	19,249,880	1.30%	N
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.90%	10/15/2031	$—	(53,444)	(780,000)	-0.05%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.95%	10/15/2031	$1,008,620	1,008,621	618,621	0.04%	N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.90%	10/15/2031	$11,066,810	10,930,245	9,141,185	0.62%	N
								30,867,095	28,238,436	1.91%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.52%	5/6/2027	$5,382,416	5,335,242	5,382,416	0.36%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.52%	5/6/2027	$—	(3,390)	—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.04%	9/14/2027	$20,846,646	20,846,646	20,471,407	1.38%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.04%	9/14/2027	$—	(2,288)	(17,017)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.43%	5/3/2027	$32,182,664	31,870,345	31,893,020	2.15%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.43%	5/3/2027	$2,177,218	2,160,207	2,155,919	0.15%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	11.75%	10/1/2028	$7,744,557	7,641,307	7,388,308	0.50%	N
Mpulse Mobile Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.45%	8/26/2032	$—	(5,104)	(11,959)	0.00%	K/N
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	8/26/2032	$3,886,257	3,850,995	3,804,113	0.26%	N
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	8/26/2032	$—	(3,538)	(7,843)	0.00%	K/N
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$—	(492)	—	0.00%	K/N
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$—	(984)	—	0.00%	K/N
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$847,593	835,875	847,593	0.06%	N
								72,524,821	71,905,957	4.86%
Healthcare Providers and Services
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	Sr Secured Revolver	CORRA(Q)	0.75%	5.00%	7.27%	1/14/2033	CAD 38,643	(966)	(994)	0.00%	H/K/N/O
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	5.00%	7.27%	1/14/2033	CAD 74,286	19,412	18,493	0.00%	H/N/O
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	5.00%	7.31%	1/14/2033	CAD 1,040,823	743,155	740,214	0.05%	H/N/O
MB2 Dental Solutions LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.18%	3/11/2033	$—	(9,926)	(10,000)	0.00%	K/N
Pareto Health Intermediate Holdings Inc	First Lien Term Loan	SOFR(Q)	0.00%	5.00%	8.71%	6/1/2030	$921,875	912,686	912,656	0.06%	N
Pareto Health Intermediate Holdings Inc	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.71%	6/1/2029	$—	(776)	(781)	0.00%	K/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$13,677,501	13,433,146	13,409,112	0.90%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$3,181,372	3,179,338	3,118,945	0.21%	N
								18,276,069	18,187,645	1.22%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.92%	6/3/2027	$5,287,314	$5,183,421	$5,270,680	0.36%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.92%	3/15/2029	$3,301,448	3,142,771	3,291,062	0.22%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	9.92%	6/3/2027	$438,327	436,097	436,948	0.03%	H/N
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.67%	5/16/2031	$—	(1,252)	1,935	0.00%	K/N
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.67%	5/16/2030	$—	(1,605)	—	0.00%	K/N
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.67%	5/16/2031	$674,032	665,002	680,773	0.05%	N
								9,424,434	9,681,398	0.66%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2029	$7,189,809	6,942,491	7,139,475	0.48%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2028	$123,749	116,775	118,551	0.01%	N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$—	(3,472)	(3,105)	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$—	(2,315)	(1,035)	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$3,097,705	3,069,179	3,085,314	0.21%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$—	(219,888)	(41,223)	0.00%	K/N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.27%	10/1/2028	$739,898	734,222	735,459	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.27%	10/1/2028	$5,803,438	5,764,003	5,768,617	0.39%	N
IT Parent, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.60%	9.27%	10/1/2028	$700,000	693,794	694,750	0.05%	N
IT Parent, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.60%	9.25%	10/1/2028	$3,075,386	3,061,139	3,056,933	0.21%	N
								20,155,928	20,553,736	1.40%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$85,308	82,044	71,801	0.00%	K/N
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$2,637,938	2,613,541	2,537,697	0.17%	N
								2,695,585	2,609,498	0.17%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.15%	8.80%	10/30/2026	$1,891,323	1,893,740	1,860,589	0.13%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.15%	8.80%	10/30/2026	$25,299,736	25,279,903	24,888,615	1.68%	N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(4,446)	(3,792)	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$4,283,754	4,190,317	4,236,937	0.29%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(16,138)	(13,764)	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$15,528,609	15,191,880	15,358,897	1.04%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash + 5.00% PIK	11.65%	8/19/2028	$63,831,652	63,831,652	62,491,187	4.22%	N
Domo, Inc.	First Lien PIK Term Loan	Fixed	0.00%	9.50% PIK	9.50%	8/19/2028	$4,248,621	1,758,744	3,942,721	0.27%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$398,971	390,847	398,971	0.03%	N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$5,486,250	5,298,451	5,487,813	0.37%	N
GoTab, Inc. (Fishbowl)	Promissory Note	Fixed	0.00%	8.00% PIK	8.00%	2/23/2032	$3,793,238	2,549,056	2,549,056	0.17%	C/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.28%	8/29/2029	$2,745,455	2,699,181	2,745,455	0.19%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.28%	8/29/2029	$5,043,779	5,062,089	5,043,779	0.34%	N
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.17%	6/10/2027	$4,310,801	4,275,439	4,172,855	0.28%	L/N
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.50%	11.17%	6/10/2027	$6,256,416	6,126,070	6,056,211	0.41%	L/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.17%	8/22/2029	$5,829,593	5,627,537	5,829,593	0.39%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50% PIK	11.17%	8/22/2029	$10,396,660	9,666,717	1,658,683	0.11%	C/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.17%	8/22/2029	$3,072,103	$3,072,103	$3,072,103	0.21%	N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	6.65%	10.32%	1/24/2028	$9,680,868	9,577,080	9,577,437	0.65%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.32%	1/24/2028	$4,934,441	4,830,154	4,881,722	0.33%	H/N
Spartan Bidco Pty Ltd (StarRez) (Australia)	Sr Secured Revolver	SOFR(Q)	0.75%	6.65%	10.32%	1/24/2028	$274,926	266,049	266,348	0.02%	H/N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.70%	3/31/2030	$1,988,636	1,988,636	1,988,636	0.13%	B/N
								173,555,061	166,490,052	11.26%
IT Services
Anthracite Buyer, Inc. (Coalfire)	Sr Secured Revolver	SOFR(Q)	0.75%	4.50%	8.15%	12/3/2032	$—	(4,766)	(10,000)	0.00%	K/N
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.15%	12/3/2032	$4,000,000	3,980,979	3,960,000	0.27%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.42%	11/8/2030	$—	(1,467)	(5,723)	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.42%	11/8/2030	$1,569,811	1,533,015	1,514,868	0.10%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$1,801,042	1,755,323	1,768,623	0.12%	N
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$—	—	(7,500)	0.00%	K/N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$—	—	(5,000)	0.00%	K/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.50%	11.17%	12/30/2027	$—	(4,677)	(106,830)	-0.01%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	11.17%	12/29/2028	$20,002,977	19,505,486	17,162,554	1.16%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.16%	5/12/2030	$—	(2,127)	(58,629)	0.00%	K/N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.16%	5/12/2030	$6,998,895	6,808,019	6,410,988	0.43%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.35%	10.02%	2/3/2028	$—	—	(17,953)	0.00%	K/N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.02%	7/31/2027	$14,671,682	14,671,682	14,363,576	0.97%	N
								48,241,467	44,968,974	3.04%
Life Sciences Tools & Services
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	10.78%	12/21/2028	$623,650	613,942	623,650	0.04%	N
Alcami Corporation	Sr Secured Revolver	SOFR(M)	1.00%	7.10%	10.78%	12/21/2028	$364,895	350,750	364,896	0.02%	N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	10.82%	12/21/2028	$8,472,878	8,340,954	8,472,878	0.57%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.93%	12/18/2029	$1,312,500	1,165,415	1,155,000	0.08%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.93%	12/20/2029	$6,562,500	6,510,763	6,510,000	0.44%	N
								16,981,824	17,126,424	1.15%
Machinery
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.31%	8/5/2028	$19,304,728	19,069,549	18,551,844	1.25%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.28%	8/5/2028	$200,596	199,238	192,773	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.35%	8/5/2028	$142,033	142,033	135,120	0.01%	N
								19,410,820	18,879,737	1.27%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	Fixed	0.00%	0.00%	10.00%	5/23/2030	$5,978,250	5,978,250	5,111,404	0.34%	N
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	5.76% PIK	9.46%	3/31/2029	$44,941	44,941	44,941	0.00%	N
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	1.00%	5.76% PIK	9.46%	3/31/2029	$318,438	318,438	318,438	0.02%	N
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	0.00%	6.76% PIK	10.46%	3/31/2029	$290,542	267,891	94,717	0.01%	C/N
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.76% Cash + 1.00% PIK	9.46%	3/31/2029	$52,802	52,803	52,803	0.00%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.52% Cash + 0.13% PIK	10.35%	8/23/2026	$13,218,181	13,132,061	13,033,126	0.88%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	8.92%	12/31/2030	$11,991,071	$11,796,906	$11,751,250	0.79%	N
								31,591,290	30,406,679	2.04%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	4.75%	8.45%	12/12/2031	$—	—	(5,652)	0.00%	K/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	0.00%	4.75%	8.45%	12/12/2031	$564,130	561,355	556,797	0.04%	N
								561,355	551,145	0.04%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.67%	1/14/2031	$2,759,857	2,759,857	2,759,857	0.19%	N
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	8.92%	1/14/2031	$3,574,580	3,574,580	3,574,580	0.24%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.55%	12/23/2026	$12,789,414	12,655,705	12,659,577	0.85%	N
								18,990,142	18,994,014	1.28%
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	5.75%	9.40%	10/24/2029	$130,772	111,879	107,233	0.01%	N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.45%	10/24/2029	$13,077,192	12,879,208	12,841,802	0.87%	N
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$76,121	72,522	67,676	0.00%	N
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$—	(1,582)	(2,815)	0.00%	K/N
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$1,769,424	1,753,971	1,742,883	0.12%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.92%	1/16/2030	$1,454,194	1,397,990	1,454,194	0.10%	N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.92%	1/16/2030	$—	(1,586)	—	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.42%	8/18/2028	$16,380,862	16,055,661	15,232,209	1.03%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	8/18/2028	$4,449,002	4,410,665	4,182,677	0.28%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.42%	8/18/2028	$203,022	195,271	101,335	0.01%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$5,335,754	5,335,266	4,843,264	0.33%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	0.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$31,967,738	31,969,566	29,017,115	1.96%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$10,655,913	10,656,389	9,672,372	0.65%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.42%	10/13/2028	$4,631,276	4,630,683	4,203,809	0.28%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.19%	10/13/2028	$9,262,552	9,262,358	8,407,618	0.57%	H/L/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$3,258,565	3,210,311	3,217,912	0.22%	N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$—	(23,855)	(16,315)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$11,921,522	11,805,039	11,838,072	0.80%	N
								113,719,756	106,911,041	7.23%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.92%	1/18/2030	$1,571,429	1,502,844	1,560,209	0.11%	N
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	8.92%	1/18/2030	$599,435	594,908	595,155	0.04%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.92%	1/18/2030	$57,142	53,006	54,083	0.00%	K/N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.86%	10.49%	3/2/2027	$6,533,333	6,464,091	6,402,667	0.43%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.25%	6.61%	10.28%	3/21/2027	$12,843,151	12,724,017	12,763,557	0.86%	N
								21,338,866	21,375,671	1.44%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$10,119,063	10,093,143	10,068,467	0.68%	L/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$13,280,937	$13,208,170.0	$13,214,533.0	0.89%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$29,600,000	29,405,009	29,452,000	1.99%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$2,000,000	1,971,440	1,990,000	0.13%	L/N
								54,677,762	54,725,000	3.69%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	1.15% Cash + 5.25% PIK	10.10%	12/29/2027	$6,828,810	6,651,277	3,585,125	0.24%	C/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.85%	12/29/2026	$2,625,746	2,399,656	1,344,935	0.09%	C/N
								9,050,933	4,930,060	0.33%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.95%	6/27/2029	$23,208,319	23,039,301	22,962,934	1.55%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.70%	4/13/2029	$353,843	354,261	352,664	0.02%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.70%	4/13/2029	$17,681,307	17,434,091	17,663,626	1.19%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.92%	9/12/2029	$—	(7,037)	(2,288)	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	9/12/2029	$11,307,053	11,015,750	11,273,132	0.76%	N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.67%	6/12/2030	$294,118	275,735	286,029	0.02%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.67%	6/12/2030	$1,733,824	1,690,478	1,714,752	0.12%	N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.70%	6/26/2030	$—	(8,758)	(26,808)	0.00%	H/K/N
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	8.70%	6/26/2030	$2,356,713	2,336,456	2,326,076	0.16%	H/N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.70%	6/26/2030	$—	—	2,906	0.00%	H/N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$15,259,318	15,081,654	14,832,057	1.00%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$3,317,243	3,275,227	3,224,360	0.22%	N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$1,867,236	1,867,236	1,814,479	0.12%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$—	(14,712)	(37,153)	0.00%	K/N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	9/30/2026	$—	(11,772)	(36,000)	0.00%	K/N
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$3,600,000	3,569,661	3,546,000	0.24%	N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	—	(13,218)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan (0.75% Exit Fee)	SOFR(Q)	1.00%	7.76%	11.43%	1/6/2027	$3,399,371	3,400,724	3,156,478	0.21%	H/L/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan (0.75% Exit Fee)	SOFR(Q)	1.00%	7.76%	11.41%	1/6/2027	$7,326,537	7,316,782	6,789,991	0.46%	H/L/N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$416,402	414,133	384,339	0.03%	N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$42,799	42,566	39,503	0.00%	N
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$—	(208)	(2,974)	0.00%	K/N
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.17%	6/30/2029	$—	—	(17,333)	0.00%	K/N
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.17%	6/30/2029	$5,666,667	5,618,282	5,644,000	0.38%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.68%	5/22/2029	$192,857	185,261	190,929	0.01%	N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.67%	5/22/2029	$5,670,157	5,485,507	5,653,146	0.38%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	3/10/2031	$6,616,667	6,540,544	6,451,250	0.44%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	3/10/2031	$—	(17,742)	(35,714)	0.00%	K/N
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.71%	3/10/2031	$142,857	121,429	107,143	0.01%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.32%	7/9/2029	$2,548,796	2,452,106	2,497,935	0.17%	N
GTY Technology Holdings Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.30%	7/9/2029	$3,120,425	3,084,728	3,058,156	0.21%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.32%	7/9/2029	$1,666,271	1,605,621	1,633,020	0.11%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.29%	7/7/2029	$1,059,844	$1,032,741	$1,038,695	0.07%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	Prime	1.00%	5.00%	11.75%	7/9/2029	$616,705	595,842	585,938	0.04%	K/N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.29%	7/7/2029	$452,934	442,528	443,896	0.03%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.32%	7/7/2029	$305,084	293,847	298,996	0.02%	N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.92%	9/30/2030	$18,574,270	18,361,886	18,128,488	1.22%	H/K/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.92%	9/26/2030	$—	(26,515)	(56,471)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.60%	12/17/2027	$5,714,617	5,635,800	5,371,751	0.36%	N
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.60%	12/17/2027	$363,118	358,189	341,332	0.02%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.57%	12/17/2027	$303,860	294,298	285,629	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.61%	12/17/2027	$487,845	485,558	458,576	0.03%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.17%	8/5/2028	$8,017,052	7,788,405	6,835,236	0.46%	N
Logicmonitor, Inc	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.17%	11/19/2031	$—	(513)	(1,269)	0.00%	K/N
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	11/19/2031	$405,983	402,080	395,833	0.03%	N
Onward Acquireco Inc (Onestream Inc)	Sr Secured Revolver	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.71%	3/30/2033	$—	(834)	(834)	0.00%	K/N
Onward Acquireco Inc (Onestream Inc)	First Lien Delayed Draw Term Loan	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.71%	3/30/2033	$—	(2,000)	(2,000)	0.00%	K/N
Onward Acquireco Inc (Onestream Inc)	First Lien Term Loan	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.71%	3/30/2033	$622,200	617,534	617,534	0.04%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.60%	9/15/2026	$6,915,667	6,915,667	6,714,017	0.45%	N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	6.50% PIK	10.14%	5/9/2028	$27,521,897	27,242,353	22,894,001	1.54%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.67%	5/9/2028	$730,053	717,277	361,771	0.02%	H/N
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	4.50%	6.76%	11/5/2032	CAD —	(7,198)	(27,069)	0.00%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	Sr Secured Revolver	CORRA(Q)	0.75%	4.50%	6.76%	11/5/2032	CAD —	(3,603)	(6,767)	0.00%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	4.50%	6.76%	10/25/2032	CAD 4,306,400	3,031,782	3,039,430	0.21%	H/N/O
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.10%	6/30/2028	$4,006,640	3,975,507	3,916,289	0.26%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.10%	6/30/2028	$2,243,719	2,229,007	2,205,891	0.15%	N
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.77%	12/21/2027	$3,578,889	3,491,085	2,329,857	0.16%	C/L/N
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.77%	12/21/2027	$655,296	644,944	426,598	0.03%	C/L/N
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	6.10%	9.77%	12/21/2027	$296,296	295,377	192,889	0.01%	C/L/N
								200,958,348	192,221,654	12.98%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.75%	10.45%	8/15/2028	$23,983,074	23,570,379	23,359,514	1.58%	G/N
Hanna Andersson, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	10.02%	7/2/2026	$10,181,310	10,132,383	9,845,327	0.66%	N
								33,702,762	33,204,841	2.24%
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	4/25/2031	$34,673,628	34,411,279	34,673,628	2.34%	H/N

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	6/11/2029	$14,330,250	14,123,859	14,101,598	0.95%	H/N

Total Debt Investments - 225.5% of Net Assets								1,376,691,389	1,274,458,440	86.00%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC (AutoAlert)	Common Stock				540,248	$9,085,917	$1,048,357	0.07%	D/E/F/N

Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,374,471	0.09%	D/E/N

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	2	0.00%	D/E/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	2	0.00%	D/E/N
						285,933	4	0.00%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	7	0.00%	B/D/E/N

Diversified Consumer Services
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				41,346,557	—	413	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Common Shares				196,805	—	2	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				10,173,792	—	102	0.00%	D/E/N
SellerX Germany GMBH & Co. KG (Germany)	Common Shares				706,179	8,197	7	0.00%	B/D/E/H/N
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				48,576,519	15,107,298	486	0.00%	B/D/E/H/N
Thras.io, LLC	Common Units				291,605	—	3	0.00%	D/E/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	24,166,714	259	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	179	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	6,128,156	2,893,468	0.20%	B/D/E/N
						58,831,527	2,894,919	0.20%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				32,277,397	37,992,650	54,985,000	3.71%	E/F/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	444,199	0.03%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	34,843	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	14	0.00%	D/E/H/N
						38,394,257	55,464,056	3.74%
Electric Utilities
Utilidata, Inc.	Common Stock				29,593	216,336	8,968	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	97,362	0.01%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	154,512	0.01%	D/E/N
						869,734	260,842	0.02%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,792,952	0.12%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/E/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	152,364	0.01%	D

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	94,136	$—	$995,959	0.07%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	3,772,399	0.25%	D/N
GoTab, Inc. (Fishbowl)	Warrants to Purchase Series A Preferred Stock				486,320	5	5	0.00%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	51,902	0.00%	D/E/N
Igloo Parent Holdings LLC (InMoment)	Common Units				97	7,661,666	8,319,973	0.56%	D/E/I/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,168,652	0.08%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	29	0.00%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	30,604	0.00%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,229,771	0.35%	D/E/N
Suited Connector, LLC	Common Units				6,761,364	68	68	0.00%	B/D/E/N
Suited Connector, LLC	Preferred Units				5,250,000	144,737	144,737	0.01%	B/D/E/N
						18,526,690	19,866,463	1.33%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	7	0.00%	D/E/N

Media
Khoros, LLC (Lithium)	Preferred Units				63,768	1,302,031	4,464	0.00%	D/E/N
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	265,654	0.02%	D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	17,198	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			6/30/2026	946,498	79,082	572,593	0.04%	D/E/H/N
Streamland Media Holdings LLC	Common Units				2,636	134,515	—	0.00%	D/E/N
						1,602,077	859,909	0.06%
Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units				1,787	—	—	0.00%	D/E/N
48forty Intermediate Holdings, Inc.	Preferred Units				1,787	6,829,548	6,542,791	0.44%	D/E/N
						6,829,548	6,542,791	0.44%
Pharmaceuticals
Inotiv, Inc.	Common Stock				14,578	—	3,973	0.00%	D

Professional Services
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				255,112	3,207,662	6,798,735	0.46%	D/E/H/N
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				17,007	—	436,740	0.03%	D/E/H/N
						3,207,662	7,235,475	0.49%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock			11/27/2034	825,000	$825,000	$805,165	0.05%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	17	0.00%	D/E/N
						578,389	2,125	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	16,080,020	16,058,561	1.08%	E/N

Total Equity Securities - 20.2% of Net Assets						158,805,573	114,210,077	7.71%

Total Investments - 245.7% of Net Assets						$1,535,496,962	$1,388,668,517	93.71%

Cash and Cash Equivalents - 16.5% of Net Assets							$93,258,534	6.29%

Total Cash and Investments - 262.2% of Net Assets							$1,481,927,051	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2026

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $22,535,657 and $135,457,504, respectively, for the three months ended March 31, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of March 31, 2026 was $1,383,743,822 or 93.4% of total cash and investments of the Company. As of March 31, 2026, approximately 17.5% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

March 31, 2026

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

Investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), TCPC Funding II, LLC, a Delaware limited liability company (“TCPC Funding II”), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP (including effective from the closing (the “Closing”) of the Merger (as defined below) on March 18, 2024, the consolidated accounts of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

March 31, 2026

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

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

March 31, 2026

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

At March 31, 2026, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$156,337	$156,337
2	Other direct and indirect observable market inputs (3)	—	—	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,212,025,456	62,305,494	113,479,015	1,387,809,965
3	Valuation Designee valuations with significant unobservable inputs	—	127,490	574,725	702,215
Total		$1,212,025,456	$62,432,984	$114,210,077	$1,388,668,517

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$1,073,274,853	Income approach	Discount rate	7.8% - 24.9% (12.1%)
	59,817,321	Market comparable companies	Revenue multiples	0.3x - 2.3x (1.1x)
	40,901,090	Market comparable companies	EBITDA multiples	3.0x - 10.0x (4.9x)
	25,995,733	Transaction approach (3)	N/A	N/A
	12,036,459	Market quotations	Indicative bid/ask quotes	1 (1)
Other Corporate Debt	59,756,438	Market comparable companies	Book value multiples	1.6x (1.6x)
	2,549,056	Income approach	Discount rate	8.2% (8.2%)
	127,490	Asset approach (2)	N/A	N/A
Equity	54,985,000	Market comparable companies	Book value multiples	1.6x (1.6x)
	15,128,922	Market comparable companies	EBITDA multiples	3.0x - 19.3x (15.0x)
	8,754,788	Market comparable companies	Revenue multiples	0.3x - 4.8x (1.1x)
	16,868,190	Income approach	Discount rate	13.4% - 15.0% (13.5%)
	15,474,990	Option Pricing Model	EBITDA/Revenue multiples	2.0x - 9.5x (5.9x)
			Implied volatility	45.0% - 75.0% (59.4%)
			Term	0.1 years - 3.0 years (1.8 years)
	2,841,850	Transaction approach (3)	N/A	N/A
$1,388,512,180

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

During the three months ended March 31, 2026, four senior debt positions with an aggregate fair value of $4.5 million transitioned from a transaction price approach to an income approach, two senior debt positions with a fair value of $3.9 million transitioned from an expected recovery valuation model to an income approach, and three senior debt positions with a fair value of $2.9 million transitioned from an income approach to an expected recovery valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,358,559,662	$59,756,438	$113,856,216	$1,532,172,316
Net realized and unrealized gains (losses)	(25,730,619)	—	(10,597,560)	(36,328,179)
Acquisitions (1)	11,715,496	2,549,056	11,467,411	25,731,963
Dispositions	(132,519,083)	—	(1,247,052)	(133,766,135)
Ending balance	$1,212,025,456	$62,305,494	$113,479,015	$1,387,809,965

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(24,260,457)	$—	$(10,666,040)	$(34,926,497)

(1)
Includes payments received in kind and accretion of original issue and market discounts.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$127,490	$574,725	$702,215
Net realized and unrealized gains (losses)	—	—	—	—
Ending balance	$—	$127,490	$574,725	$702,215

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—	$—

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

2. Summary of Significant Accounting Policies — (continued)

At December 31, 2025, the Company’s investments were categorized as follows:

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
1,532,874,531

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

March 31, 2026

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

March 31, 2026

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2026, included in cash and cash equivalents was $6.6 million (1.2% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 3.55% and $42.5 million (7.5% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 3.54%. At December 31, 2025, included in cash and cash equivalents was $3.8 million (0.6% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 3.66% and $47.6 million (8.0% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 3.65%. There was no restricted cash at March 31, 2026 and December 31, 2025.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.4% of total investments at March 31, 2026 and December 31, 2025, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2026 and December 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

March 31, 2026

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

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and has agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid were included as assets within “Due from broker” on the Consolidated Statement of Assets and Liabilities prior to the maturity of the swap on June 9, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company did not enter into any additional derivative transactions.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued payment-in-kind (“PIK”) interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Company does not reverse previously capitalized PIK income. Payments received on non-accrual investments may either be

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

2. Summary of Significant Accounting Policies — (continued)

recognized as income or applied to principal depending upon the Company’s judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Company’s judgment, the repayment of the remaining contractual principal and interest is expected. The Company may opt not to place a distressed debt investment on non-accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a BDC to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2), whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded. No controlled investments were considered significant subsidiaries as of March 31, 2026 and December 31, 2025.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members’ or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2025, the Company had non-expiring capital loss carryforwards in the amount of $825,454,996 available to offset future realized capital gains.

As of December 31, 2025, gross unrealized appreciation and depreciation for investments and derivatives based on cost for U.S. federal income tax purposes were as follows:

December 31, 2025
Tax Cost	$1,860,387,305

Gross Unrealized Appreciation	$116,913,526
Gross Unrealized Depreciation	(443,998,359)
Net Unrealized Appreciation (Depreciation)	$(327,084,833)

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

March 31, 2026

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

March 31, 2026

3. Management Fees, Incentive Fees and Other Expenses — (continued)

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of March 31, 2026, the Company's cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three months ended March 31, 2026.

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of March 31, 2026 and December 31, 2025, no such reserve was accrued.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured notes due May 2029 issued by the Company (the “2029 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility entered into by TCPC Funding II (“Funding Facility II”), amounts outstanding under a senior secured revolving credit facility originally entered into by BCIC and assumed by Merger Sub (“Merger Sub Facility”), and debentures guaranteed by the SBA (the “SBA Debentures”). Prior to being repaid, debt included $325.0 million in unsecured notes due February 2026 (the “2026 Notes”) which were repaid on February 9, 2026 and $92.0 million in unsecured notes which were due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) which were repaid on July 31, 2025.

Total debt outstanding and available at March 31, 2026 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$226,899,664	$73,100,336	$300,000,000	(3)
Funding Facility II	2029	SOFR+2.00%		108,000,000	92,000,000	200,000,000	(4)
Merger Sub Facility(5)	2028	SOFR+2.00%	(6)	166,000,000	99,000,000	265,000,000	(7)
SBA Debentures	2026−2031	2.41%	(8)	107,200,000	—	107,200,000
2029 Notes ($325 million par)	2029	6.95%		322,567,041	—	322,567,041
Total leverage				930,666,705	$264,100,336	$1,194,767,041
Unamortized issuance costs				(4,823,558)
Debt, net of unamortized issuance costs				$925,843,147

(1)
Except for the 2029 Notes all carrying values are the same as the principal amounts outstanding.
(2)
As of March 31, 2026, $220.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $4.0 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%.
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

March 31, 2026

4. Debt — (continued)

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
(8)
Weighted-average interest rate, excluding fees of 0.35% or 0.36%.

Total debt outstanding and available at December 31, 2025 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$146,213,186	$153,786,814	$300,000,000	(3)
Funding Facility II	2029	SOFR+2.00%		100,000,000	100,000,000	200,000,000	(4)
Merger Sub Facility(5)	2028	SOFR+2.00%	(6)	36,000,000	229,000,000	265,000,000	(7)
SBA Debentures	2026−2031	2.41%	(8)	111,200,000	—	111,200,000
2026 Notes ($325 million par)	2026	2.85%		325,033,026	—	325,033,026
2029 Notes ($325 million par)	2029	6.95%		322,396,491	—	322,396,491
Total leverage				1,040,842,703	482,786,814	1,523,629,517
Unamortized issuance costs				(5,299,866)
Debt, net of unamortized issuance costs				$1,035,542,837

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

The combined weighted-average interest rates on total debt outstanding at March 31, 2026 and December 31, 2025 were 5.77% and 4.90%, respectively.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2026	2025
Interest expense	$14,722,222	$15,330,111
Amortization of deferred debt issuance costs	1,070,629	1,305,819
Commitment fees	255,597	448,703
Total	$16,048,448	$17,084,633

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2026, the estimated fair values of the Operating Facility, as defined in Note 4, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $145.3 million. As of March 31, 2026, the 2029 Notes had an estimated fair value of $319.0. As of December 31, 2025, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $32.9 million. As of December 31, 2025, the 2026 Notes and the 2029 Notes had estimated fair values of $323.8 million and $326.1 million,

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

4. Debt — (continued)

respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2026 Notes and 2029 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On February 9, 2021, the Company issued $175.0 million of unsecured notes that mature on February 9, 2026, unless previously repurchased or redeemed in accordance with their terms. The 2026 Notes were issued at a discount to the principal amount. On August 27, 2021, the Company issued an additional $150.0 million of the 2026 Notes, at a premium to par, for a total outstanding aggregate principal amount of $325.0 million. The 2026 Notes bore interest at an annual rate of 2.850%, payable semi-annually, and all principal was due upon maturity. The 2026 Notes were redeemable in whole or part at the Company's option at a redemption price equal to par plus a “make whole” premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest. On February 9, 2026, the 2026 Notes matured and the Company repaid $325.0 million of principal amount at par plus the accrued and unpaid interest.

On March 18, 2024, Merger Sub entered into an assumption agreement (the “Note Assumption Agreement”), effective as of the Closing. The Note Assumption Agreement related to Merger Sub’s assumption of (a) $35.0 million aggregate principal amount of BCIC’s 6.85% Series 2022A Senior Notes, Tranche A, due December 9, 2025 (the “Tranche A Notes”) and (b) $57.0 million aggregate principal amount of BCIC’s Floating Rate Series 2022A Senior Notes, Tranche B due December 9, 2025 (the “Tranche B Notes” and, collectively with the Tranche A Notes, the “2025 Notes”) and other obligations of BCIC under the Master Note Purchase Agreement, dated as of April 21, 2022 (as amended by the First Amendment to the Master Note Purchase Agreement, dated as of March 13, 2024 (the “First Amendment”), and as further amended, supplemented or otherwise modified from time to time, the “Note Purchase Agreement”), among BCIC and certain institutional investors.

Pursuant to the Note Assumption Agreement, Merger Sub expressly assumed on behalf of BCIC the due and punctual payment of the principal of (and premium, if any) and interest on all the 2025 Notes outstanding, and the due and punctual performance and observance of every covenant and every condition of the Note Purchase Agreement and the 2025 Notes, to be performed or observed by BCIC.

The Tranche A Notes bore interest at a fixed rate equal to 6.85% per annum (which was increased from 5.82% per annum effective as of the Closing) that was payable semi-annually. The Tranche B Notes bore interest at a rate equal to the SOFR plus 3.14% that was payable quarterly. The 2025 Notes were due on December 9, 2025 unless redeemed, purchased or prepaid prior to such date by Merger Sub or its affiliates in accordance with their terms. Merger Sub could prepay the 2025 Notes at its option, subject to a prepayment premium, in an amount equal to 1% on or before June 9, 2024, 0.5% after June 9, 2024 but on or before June 9, 2025 and zero after June 9, 2025. In addition, Merger Sub would be obligated to offer to repay the 2025 Notes at par if certain change in control events occur.

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

March 31, 2026

4. Debt — (continued)

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

As of March 31, 2026 and December 31, 2025, the components of the carrying value of 2026 Notes and 2029 Notes were as follows:

	March 31, 2026		December 31, 2025
	2026 Notes	2029 Notes	2026 Notes	2029 Notes
Principal amount of debt	N/A	$325,000,000	$325,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	N/A	(2,432,959)	33,026	(2,603,509)
Carrying value of debt	N/A	$322,567,041	$325,033,026	$322,396,491

For the three months ended March 31, 2026 and 2025, the components of interest expense for the 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Three Months Ended March 31,
	2026			2025
	2025 Notes	2026 Notes	2029 Notes	2025 Notes	2026 Notes	2029 Notes
Stated interest expense	N/A	$977,708	$5,646,875	$1,675,277	$2,315,625	$5,646,875
Amortization of original issue discount/ (premium)	N/A	(33,026)	170,550	—	(99,611)	158,874
Total interest expense	N/A	$944,682	$5,817,425	$1,675,277	$2,216,014	$5,805,749

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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

4. Debt — (continued)

rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of March 31, 2026, SVCP was in full compliance with such covenants.

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

As of March 31, 2026, TCPC Funding II was in full compliance with such covenants.

Merger Sub Facility

On March 18, 2024, Merger Sub entered into an assumption agreement (the “Credit Assumption Agreement”), effective as of the Closing. The Credit Assumption Agreement relates to Merger Sub’s assumption of that certain Second Amended and Restated Senior Secured Revolving Credit Agreement, originally entered into on February 19, 2016, as amended as of August 8, 2016, June 5, 2017, March 15, 2018, August 30, 2019, May 22, 2020, April 23, 2021, April 26, 2023 and September 6, 2023 (as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Merger Sub Facility”), by and among BCIC (the "Initial Borrower"), Citibank, N.A., as administrative agent and the other parties thereto. The Merger Sub Facility provides for amounts to be drawn up to $265.0 million, by which Merger Sub may seek an increase in the commitments to $325.0 million in the aggregate (subject to satisfaction of certain conditions, including obtaining commitments). The Merger Sub Facility matures on September 6, 2028. Amounts outstanding under the Merger Sub Facility bear interest at a rate based on, at Merger Sub’s election, (i) in the case of ABR loans, a base reference rate equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the "Prime Rate" in effect on such day and (c) the adjusted term SOFR rate plus 1.00%, plus a margin ranging from 0.75% to 1.00% per annum, in the case of ABR loans, and 1.75% to 2.00% per annum, in the case of eurocurrency loans or SOFR loans, (ii) in the case of eurocurrency loans, a rate per annum equal to the adjusted CDOR rate or the adjusted EURIBOR rate, for loans denominated in Canadian dollars or in euros, respectively, plus, in either case, the Applicable Margin (as defined in the Merger Sub Facility) or (iii) in the case of SOFR loans, a rate per annum equal to the adjusted term SOFR rate plus the Applicable Margin. The Merger Sub Facility is secured by all of the assets held by Merger Sub as successor to BCIC.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

4. Debt — (continued)

SBA Debentures

As of March 31, 2026, the SBIC is able to issue up to $107.2 million in SBA Debentures, subject to funded regulatory capital and other customary regulatory requirements. As of March 31, 2026, SVCP had committed $87.5 million of regulatory capital to the SBIC, all of which had been funded. SBA Debentures are non-recourse and may be prepaid at any time without penalty. Once drawn, the SBIC debentures bear an interim interest rate of SOFR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge.

SBA Debentures outstanding as of March 31, 2026 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		$107,200,000	2.41%	*

* Weighted-average interest rate

SBA Debentures outstanding as of December 31, 2025 were as follows:

Issuance Date	Maturity	Debenture Amount	Fixed Interest Rate		SBA Annual Charge
March 23, 2016	March 1, 2026	$4,000,000	2.51%		0.36%
September 21, 2016	September 1, 2026	18,200,000	2.05%		0.36%
September 20, 2017	September 1, 2027	14,000,000	2.52%		0.36%
March 21, 2018	March 1, 2028	8,000,000	3.19%		0.35%
September 19, 2018	September 1, 2028	15,000,000	3.55%		0.35%
September 25, 2019	September 1, 2029	40,000,000	2.28%		0.35%
September 22, 2021	September 1, 2031	12,000,000	1.30%		0.35%
		$111,200,000	2.41%	*

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

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2026 and December 31, 2025 as follows:

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	March 31, 2026	December 31, 2025
Alcami Corporation	12/21/2028	$802,771	$919,537
ALCV Purchaser, Inc. (AutoLenders)	4/1/2026	448,202	448,202
Alpine Acquisition Corp II (48Forty)	1/14/2031	278,658	NA
Alpine Acquisition Corp II (48Forty)	1/14/2031	1,114,630	NA
Alpine Acquisition Corp II (48Forty)	11/30/2029	NA	171,095
AmeriLife Holdings, LLC	8/31/2028	618,743	618,743
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	1,000,000	1,000,000
Applause App Quality, Inc.	10/24/2029	1,176,947	1,046,175
Appriss Health, LLC (PatientPing)	5/6/2027	736,257	736,257
Aras Corporation	4/13/2029	825,634	766,660
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	99,764	NA
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	119,484	NA
Beekeeper Buyer Inc. (Archway)	6/30/2031	200,000	200,000
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	762,821
Brown & Settle, Inc.	5/16/2030	243,902	243,902
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	1,259,424
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	346,984
CareATC, Inc.	9/14/2027	945,362	945,362
Chronicle Parent LLC (Lexitas)	4/15/2031	486,867	2,418,058
Chronicle Parent LLC (Lexitas)	4/15/2031	187,663	878,017
Clever Devices Ltd.	6/12/2030	441,176	343,137
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	371,429	428,571
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	163,522
Deepl Se (Germany)	6/26/2030	2,062,124	2,062,124
Deepl Se (Germany)	6/26/2030	581,163	581,163
DNAnexus, Inc	12/18/2029	18,375,000	18,375,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	2,919,174
Douglas Holdings, Inc (Docupace)	8/27/2030	16,958	502,634
Douglas Holdings, Inc (Docupace)	8/27/2030	1,326,897	1,326,897
Dragos, Inc.	9/30/2026	2,400,000	2,400,000
Dragos, Inc.	6/30/2030	881,172	881,172
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	776,367	776,367
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	258,789	258,789
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	349,100	349,100
Emerald Technologies (U.S.) AcquisitionCo, Inc.	12/29/2026	3,479	3,479
ESO Solutions, Inc.	5/3/2027	189,323	236,654
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,666,615	1,666,615
FirstUp, Inc	7/13/2027	38,620	38,620
Fishbowl, Inc.	11/4/2030	NA	30,224
Flexport Capital, LLC	6/30/2029	4,333,333	4,333,333
Fusion Holding Corp. (Finalsite)	9/15/2028	291,559	134,566
Fusion Risk Management, Inc.	5/22/2029	450,000	471,429
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,428,571	1,428,571
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,285,714	1,285,714
GC Waves Holdings, Inc. (Mercer)	10/4/2030	3,397,000	4,745,000
Griffon Bidco Inc. (Layerzero)	7/31/2031	3,500,000	3,500,000
Griffon Bidco Inc. (Layerzero)	7/31/2031	3,500,000	3,500,000
GTY Technology Holdings Inc.	7/9/2029	925,056	1,541,761
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	2,352,941	2,352,941

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	March 31, 2026	December 31, 2025
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	$-	$322,581
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	193,548
ICIMS, Inc.	8/18/2028	1,247,139	1,044,116
Integrate.com, Inc.	12/17/2027	NA	14,000
Integrity Marketing Acquisition, LLC	8/25/2028	13,740,906	13,821,048
Intercept Bidco, Inc.	6/3/2030	416,667	416,667
Intercept Bidco, Inc.	6/3/2030	277,778	277,778
IT Parent, LLC	10/1/2028	175,000	175,000
James Perse Enterprises, Inc.	9/8/2027	NA	1,321,207
JF Acquisition, LLC (JF Petroleum)	6/18/2030	723,370	1,079,491
JF Acquisition, LLC (JF Petroleum)	6/18/2030	667,727	667,727
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,549,110	3,651,428
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,330,698	2,330,698
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	1,121,737	1,121,737
Logicmonitor, Inc	11/19/2031	50,748	50,748
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	51,137	51,137
Madison Logic Holdings, Inc.	12/30/2027	752,321	752,321
MB2 DENTAL SOLUTIONS LLC	3/11/2033	1,000,000	NA
Modigent, LLC (Pueblo)	8/23/2027	337,262	505,893
Mpulse Mobile Inc.	8/26/2032	371,047	371,047
Mpulse Mobile Inc.	8/26/2032	556,571	556,571
MRO Parent Corporation	6/9/2032	74,074	74,074
MRO Parent Corporation	6/9/2032	74,074	74,074
Oak Funding LLC	12/2/2032	444,444	444,444
Onestream Inc	3/30/2033	111,133	NA
Onestream Inc	3/30/2033	266,667	NA
Palmdale Oil Company, LLC	12/12/2031	434,783	434,783
Palmdale Oil Company, LLC	12/12/2031	NA	130,435
PARETO HEALTH INTERMEDIATE HOLDINGS INC	6/1/2029	78,125	NA
Pluralsight, Inc.	8/22/2029	3,775,409	3,775,409
Pluralsight, Inc.	8/22/2029	1,849,410	1,849,410
PMA Parent Holdings, LLC	1/31/2031	750,000	750,000
Pyramid Analytics B.V.	3/31/2026	NA	240,118
RBS Buyer Inc.	7/31/2031	600,000	600,000
RBS Buyer Inc.	7/31/2031	1,000,000	1,000,000
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	1,460,107	1,460,107
Serrano Parent, LLC (Sumo Logic)	5/12/2030	697,970	697,970
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	1,530,512	1,530,512
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	382,628	382,628
Skydio, Inc	12/4/2029	6,562,500	6,562,500
Sonny’s Enterprises, LLC	8/5/2028	35,220	106,122
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,482,759	4,482,759
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,232,759	1,479,310
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	527,959	527,959
SRS Acquiom Holdings LLC	1/14/2032	113,043	NA
Stonebridge Companies, LLC	5/16/2031	193,548	193,548
Stonebridge Companies, LLC	5/16/2030	129,032	129,032
Streamland Media Midco LLC	3/31/2029	14,805	12,191
Suited Connector, LLC	3/29/2030	1,079,726	NA
Syndigo, LLC	9/2/2032	270,142	355,450

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	March 31, 2026	December 31, 2025
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	$1,352,453	$1,352,453
Titan Home Improvement, LLC (Renuity)	5/31/2030	348,837	348,837
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	290,698
Trintech, Inc.	7/25/2029	NA	152,143
Vortex Companies, LLC	9/4/2029	NA	554,971
Vortex Companies, LLC	9/4/2029	87,268	87,268
Xactly Corporation	2/3/2028	854,898	854,898
Zenith AcquisitionCo LLC	12/29/2032	220,364	NA
Zenith AcquisitionCo LLC	1/13/2033	86,227	NA
Zilliant Incorporated	12/21/2027	NA	133,333
Total Unfunded Balances		$120,994,361	$129,189,974

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

On April 14, 2026, a putative class action complaint was filed in the Commonwealth of Massachusetts Superior Court, Middlesex County, captioned Curran, Comegna, Jones, and Inoa, on behalf of themselves and all others similarly situated v. BlackRock TCP Capital Corp., et al. The complaint names the Company, a BlackRock portfolio manager, and John Does 1-5 as defendants. The complaint purports to be brought on behalf of a class of all individuals who worked for Newpro Operating, LLC

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

(“Newpro”), a subsidiary of portfolio company Renovo Home Partners, LLC (“Renovo”), as of October 2025, when Newpro ceased operations and Renovo subsequently filed for chapter 7 bankruptcy. The complaint alleges that the defendants violated the Massachusetts Wage Act, M.G.L. c. 149, § 148, by failing to pay (1) their final wages, (2) amounts withheld from employees’ pay in so-called "forget me accounts" for that year, and (3) accrued paid vacation days upon their involuntary termination on or about October 28, 2025. The complaint alleges that the Company controlled, directed, or participated to a substantial degree in formulating and determining the policy of Newpro, including the decision to terminate Newpro’s employees without paying their earned but unpaid wages, and is therefore jointly and severally liable under Massachusetts law. The plaintiffs seek treble damages, interest, and attorneys’ fees and costs. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, the SBIC, Merger Sub, the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At March 31, 2026 and December 31, 2025, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At March 31, 2026 and December 31, 2025, amounts reimbursable to the Advisor totaled $1.6 million and $1.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the three months ended March 31, 2026 and 2025, expenses allocated pursuant to the Administration Agreement totaled $0.5 million and $0.6 million, respectively.

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

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2026	March 17, 2026	March 31, 2026	Regular	$0.17	$14,318,949	$368,016
				$0.17	$14,318,949	$368,016

(1)
Dividends reinvested through purchase of shares in the open market.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

7. Stockholders’ Equity and Dividends — (continued)

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the three months ended March 31, 2026, approximately $0.4 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

Share Repurchase Plan

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 29, 2026, to be in effect through the earlier of April 30, 2027, unless further extended or terminated by the Company’s Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Shares Repurchased	505,433	3,150
Price Per Share *	$4.51	$8.54
Total Cost	$2,281,347	$26,915

* Weighted-average price per share

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets from operations	$(16,301,888)	$20,894,588
Weighted average shares outstanding	84,334,975	85,077,619
Earnings (loss) per share	$(0.19)	$0.25

9. Subsequent Events

On April 29, 2026, the Company’s Board of Directors re-approved the Company Repurchase Plan to acquire up to $50.0 million in the aggregate of the Company's common stock at prices at certain thresholds below the Company's net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act, to be in effect through the earlier of April 30, 2027, unless further extended or terminated by the Company's Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

From April 1, 2026 through May 7, 2026, the Company repurchased 156,370 shares pursuant to the Company Repurchase Plan at a weighted average price of $3.78, for a total cost of $0.6 million.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

9. Subsequent Events — (continued)

On May 7, 2026, the Company’s Board of Directors declared a second quarter dividend of $0.17 per share, payable on June 30, 2026 to shareholders of record as of the close of business on June 16, 2026.

10. Financial Highlights

	Three Months Ended March 31,
	2026	2025
Per Common Share
Per share NAV at beginning of period	$7.07	$9.23

Investment operations:
Net investment income (1)	0.22	0.38
Net realized and unrealized gain (loss) (1)	(0.41)	(0.14)
Total from investment operations	(0.19)	0.24

Repurchase of common stock	0.01	0.00

Dividends to common shareholders	(0.17)	(0.29)

Per share NAV at end of period	$6.72	$9.18

Per share market price at end of period	$3.61	$8.01

Total return based on market value (2) (3)	(30.9)%	(4.7)%
Total return based on net asset value (2) (4)	(2.5)%	2.6%

Shares outstanding at end of period	84,059,145	85,077,297

Ratios to average common equity: (5)
Net investment income	12.6%	16.4%
Expenses, before incentive fee, and management fee waiver	16.5%	13.0%
Expenses, net of incentive fee, before management fee waiver	16.5%	13.0%
Management fee waiver	—	(0.9)%
Expenses, net of incentive fee, and management fee waiver	16.5%	12.1%

Ending common shareholder equity	$565,111,013	$781,318,924
Portfolio turnover rate	1.5%	3.7%
Weighted-average debt outstanding	$1,049,445,985	$1,149,296,631
Weighted-average interest rate on debt	5.7%	5.4%
Weighted-average number of common shares	84,334,975	85,077,619
Weighted-average debt per share	$12.44	$13.51

(1)
Amounts shown reflect the impact of the purchase discount recorded in connection with the Merger and were computed based on the actual amounts earned or incurred by the Company divided by the actual shares outstanding in the respective accounting periods before and after the closing of the Merger on March 18, 2024.
(2)
Not annualized.
(3)
Total return based on market value equals the change in ending market value per share during the period plus declared dividends per share during the period, divided by the market value per share at the beginning of the period.
(4)
Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.
(5)
Annualized, except for incentive compensation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended March 31, 2026.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of March 31, 2026 (Unaudited)	$226,900	$2,776	—	N/A
Fiscal Year 2025	146,213	5,406	—	N/A
Fiscal Year 2024	120,671	6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Funding Facility I
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Funding Facility II
As of March 31, 2026 (Unaudited)	$108,000	$2,776	—	N/A
Fiscal Year 2025	100,000	5,406	—	N/A
Fiscal Year 2024	75,000	6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of March 31, 2026 (Unaudited)	$166,000	$2,776	—	N/A
Fiscal Year 2025	36,000	5,406	—	N/A
Fiscal Year 2024	60,000	6,932	—	N/A
SBA Debentures
As of March 31, 2026 (Unaudited)	$107,200	$2,776	—	N/A
Fiscal Year 2025	111,200	5,406	—	N/A
Fiscal Year 2024	131,500	6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
2019 Convertible Notes
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
2022 Convertible Notes
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	$92,000	$1,789	—	N/A
2026 Notes
As of March 31, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	325,000	1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of March 31, 2026 (Unaudited)	$325,000	$1,683	—	N/A
Fiscal Year 2025	325,000	1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A

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

March 31, 2026

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

March 31, 2026

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

13. Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s chief operating decision maker (“CODM”). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Three Months Ended March 31, 2026

Security	Dividends or Interest (2)	Fair Value at December 31, 2025	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2026
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	$—	$2,569	$—	$(2,310)	$—	$—	$259
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	2,569	—	(2,390)	—	—	179
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	—	4,029,848	—	(1,136,380)	—	—	2,893,468
Hylan Global LLC, Parent Common Units	—	—	—	7	—	—	7
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	—	5,824,453	—	(1,444,994)	—	—	4,379,459
Vingil Holding 2 S. à r.l. (SellerX) Common Shares	—	7	—	—	—	—	7
SellerX Germany GMBH & Co. KG, Senior Secured First Lien Revolver, SOFR + 5.00%, 0% SOFR Floor, due 11/05/26	31,401	1,346,022	—	(2,059)	2,059	—	1,346,022
SellerX Preferred Non Convertible Shares Series Z	—	486	—	—	—	—	486
SellerX Germany GMBH, Senior Secured First Lien Revolver, SOFR + 5%, 2% SOFR Floor, due 6/18/29	258,490	12,582,986	—	14,874	(14,874)	—	12,582,986
SellerX Germany GMBH, Senior Secured First Lien Tranche A1 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	239,755	5,138,001	—	186,410	159,237	—	5,483,648
SellerX Germany GMBH, Senior Secured First Lien Tranche A2 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	275,077	5,894,966	—	213,874	182,698	—	6,291,538
Suited Connector, LLC Common units	—	—	—	—	68	—	68
Suited Connector, LLC Preferred Units	—	—	—	—	144,737	—	144,737
Suited Connector, LLC, Senior Secured First Lien Delayed Draw Term Loan, SOFR + 6%, 1% SOFR Floor, Due 3/29/30	—	—	—	—	—	—	—
Suited Connector LLC, First Lien TakeBack Term Loan, SOFR + 6%,1% SOFR Floor, due 03/31/30	536	—	—	—	1,988,636	—	1,988,636
Total	$805,259	$34,821,907	$—	$(2,172,968)	$2,462,561	$—	$35,111,500

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Three Months Ended March 31, 2026

Security	Dividends or Interest (2)	Fair Value at December 31, 2025	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at December 31, 2026
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/30	$1,792,693	$59,756,438	$—	$—	$—	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	914,290	51,042,936	—	(57,936)	4,000,000	—	54,985,000
AA Acquisition Aggregator, LLC, Ordinary Shares	—	978,126	—	70,231	—	—	1,048,357
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	266,445	11,757,894	—	—	—	—	11,757,894
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	415,331	12,296,081	—	—	425,181	—	12,721,262
Fishbowl INC., Common Membership Units	—	6	(787,032)	787,026	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	—	1,719,743	(10,674,984)	11,504,302	(2,549,061)	—	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Unsecured 1st Lien Term Loan, SOFR +11%, 1% SOFR Floor, due 10/31/2021	—	127,489	—	—	—	—	127,490
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Total	$3,388,759	$137,678,713	$(11,462,016)	$12,303,623	$1,876,120	$—	$140,396,441

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2026

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Class A-1 Common Units	1/14/2026
48forty Intermediate Holdings, Inc., Preferred Units	1/14/2026
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
GoTab, Inc. (Fishbowl), Warrants to Purchase Series A Preferred Stock	2/23/2026
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
Igloo Parent Holdings LLC, Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
Khoros, LLC (f/k/a Lithium Technologies, LLC), Preferred Units	5/23/2025
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc.,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock – KKR Participation	12/1/2025
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
Igloo Parent Holdings LLC, Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
Khoros, LLC (f/k/a Lithium Technologies, LLC), Preferred Units	5/23/2025
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc.,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

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
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
•
the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
•
our expected financings and investments;
•
the adequacy of our financing resources and working capital;
•
the ability of Tennenbaum Capital Partners, LLC, our investment advisor (the "Advisor"), to locate suitable investments for us and to monitor and administer our investments;
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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC (“TCPC Funding II”), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Exchange Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is the Advisor, which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC (“BCIA”), an indirect subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2026, 82.5% of our total assets were invested in qualifying assets.

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
•
administration fees payable under the administration agreement with the Administrator (the "Administration Agreement");
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

As of March 31, 2026, 0.0% of our investments were categorized as Level 1, 0.0% were categorized as Level 2, 99.9% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended March 31, 2026, we invested approximately $22.5 million, comprised of new investments in 6 new and 2 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $18.0 million, or 80.1% of total acquisitions, were in senior secured loans. The remaining $4.5 million, or 19.9% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $135.3 million in proceeds from sales or repayments of investments during the three months ended March 31, 2026.

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

At March 31, 2026, our consolidated investment portfolio of $1,388.7 million (at fair value) consisted of 139 portfolio companies and was invested 91.8% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 87.5% in senior secured loans, 4.3% in senior secured notes, 0.0% in unsecured debt and 8.2% in equity investments. Our average portfolio company investment at fair value was approximately $10.0 million. Our largest portfolio company investment based on fair value was approximately 8.3% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 24.9% of our portfolio at March 31, 2026.

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

The industry composition of our portfolio at fair value at March 31, 2026 was as follows:

Industry	Percent of Total Investments
Software	13.8%
Internet Software and Services	13.4%
Diversified Financial Services	11.6%
Professional Services	8.2%
Diversified Consumer Services	5.6%
Health Care Technology	5.2%
Road and Rail	4.0%
Capital Markets	3.4%
IT Services	3.2%
Automobiles	2.8%
Construction and Engineering	2.8%
Technology Hardware, Storage and Peripherals	2.5%
Specialty Retail	2.4%
Media	2.3%
Electrical Equipment	2.0%
Paper and Forest Products	1.8%
Real Estate Management and Development	1.5%
Aerospace and Defense	1.5%
Insurance	1.5%
Machinery	1.4%
Healthcare providers and Services	1.2%
Life Sciences Tools and Services	1.2%
Commercial Services and Supplies	1.2%
Trading Companies and Distributors	1.2%
Wireless Telecommunication Services	1.0%
Other	3.3%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 10.9% at March 31, 2026 and 11.1% at December 31, 2025, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.1% at March 31, 2026 and 10.2% at December 31, 2025. At March 31, 2026, 94.4% of debt investments in our portfolio bore interest based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”), Canadian Overnight Repo Rate Average (“CORRA”), the Federal Funds Rate or the Prime Rate, and 5.6% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 97.6% at March 31, 2026. Debt and preferred equity investments in thirteen portfolio companies were on non-accrual status as of March 31, 2026, representing 2.8% of the portfolio at fair value and 7.6% at cost. At December 31, 2025, 94.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate, and 5.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.1% at December 31, 2025. Debt and preferred equity investments in fourteen portfolio companies were on non-accrual status as of December 31, 2025, representing 4.0% of the portfolio at fair value and 9.7% at cost.

Results of operations

Investment income

Investment income totaled $42.6 million and $55.9 million, respectively, for the three months ended March 31, 2026 and 2025, of which $41.2 million and $52.6 million were attributable to interest and fees on our debt investments, $1.4 million and $3.3 million to dividend income and $0.0 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $2.4 million and $2.4 million of non-recurring income related to prepayments and $0.4 million and $0.2 million in amendment fees for the three months ended March 31, 2026 and 2025, respectively. The decrease in investment income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the three months ended March 31, 2026.

Expenses

Total operating expenses for the three months ended March 31, 2026 and 2025 were $24.1 million and $23.7 million, respectively, comprised of $16.0 million and $17.1 million in interest expense and related fees, $4.7 million and $5.5 million in base management fees, $1.5 million and $0.9 million in professional fees, $0.5 million and $0.6 million in administrative expenses, $0.0 million and $0.0 million in incentive fee expense, and $1.4 million and $1.4 million in other expenses, respectively, offset by $0.0 million and $1.8 million in management fee waivers. The increase in operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects an increase in net management fees due to the Company not accruing a management fee waiver during the three months ended March 31, 2026 and an increase in professional fees, partially offset by a decrease in interest expense as a result of lower debt outstanding and due to lower SOFR rates during the three months ended March 31, 2026.

Net investment income

Net investment income was $18.5 million and $32.2 million, respectively, for the three months ended March 31, 2026 and 2025. The decrease in net investment income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects the decrease in total investment income and increase in expenses during the three months ended March 31, 2026.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2026 and 2025 was $(32.7) million and $(40.9) million, respectively. Net realized loss for the three months ended March 31, 2026 was comprised primarily of $19.1 million, $11.5 million, and $4.6 million in losses from the restructuring of our investments in Alpine, Fishbowl, and Suited Connector, respectively.

For the three months ended March 31, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $(2.0) million and $29.6 million, respectively. The change in net unrealized depreciation for the three months ended March 31, 2026 primarily reflects an $11.1 million unrealized loss on our investment in Job and Talent, a $2.8 million unrealized loss on our investment in Pluralsight, a $2.5 million unrealized loss on our investment in Brook & Whittle, and a $2.2 million unrealized loss on our investment in Domo, partially offset by $17.8 million, $12.3 million, and $4.5 million reversals of previously recognized unrealized losses from the restructuring of our investments in Alpine, Fishbowl and Suited Connector, respectively. The change in net unrealized appreciation for the three months ended March 31, 2025 primarily reflects $23.9 million, $7.5 million and $5.3 million reversals of previously recognized unrealized losses from the dispositions of our investments in Securus, CIBT and McAfee, respectively, a $10.8 million unrealized gain on our investment in Job and Talent and a $5.3 million unrealized gain on our investment in AutoAlert, partially offset by an $8.0 million unrealized loss on our investment in Razor, a $2.7 million unrealized loss on our investment in Gordon Brothers, a $2.3 million unrealized loss on our investment in Alpine, and a $2.3 million unrealized loss on our investment in Brook & Whittle.

Incentive compensation

Incentive fees, included in operating expenses for the three months ended March 31, 2026 and 2025 were $0.0 million and $0.0 million, respectively. There was no change in incentive fee expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to the Company not accruing incentive fees for the three months ended March 31, 2026 and March 31, 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the three months ended March 31, 2026.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(16.3) million and $20.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in net assets resulting from operations during the three months ended March 31, 2026 was primarily due to higher net realized and unrealized losses and lower net investment income compared to the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026		2025
	Amount	Per Share	Amount	Per Share
Net investment income	$18,476,895	0.22	$32,202,669	0.38
Less: Purchase accounting discount amortization	926,889	0.01	1,502,373	0.02
Adjusted net investment income	$17,550,006	0.21	$30,700,296	0.36

Net realized and unrealized gain (loss)	$(34,778,783)	(0.41)	$(11,308,081)	(0.13)
Less: Realized gain (loss) due to the allocation of purchase discount	721,460	0.01	2,685,479	0.03
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(1,648,349)	(0.02)	(4,187,852)	(0.05)
Adjusted net realized and unrealized gain (loss)	$(33,851,894)	(0.40)	$(9,805,708)	(0.11)

Net increase (decrease) in net assets resulting from operations	$(16,301,888)	(0.19)	$20,894,588	0.25
Less: Purchase accounting discount amortization	926,889	0.01	1,502,373	0.02
Less: Realized gain (loss) due to the allocation of purchase discount	721,460	0.01	2,685,479	0.03
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(1,648,349)	(0.02)	(4,187,852)	(0.05)
Adjusted net increase (decrease) in assets resulting from operations	$(16,301,888)	(0.19)	$20,894,588	0.25

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of March 18, 2024, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the three months ended March 31, 2026, approximately $0.4 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

On February 24, 2015, the Company’s Board of Directors approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $50.0 million in the aggregate of the Company’s common stock at prices at certain thresholds below the Company’s net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company Repurchase Plan is designed to allow the Company to repurchase its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Repurchase Plan requires an agent selected by the Company to repurchase shares of common stock on the Company’s behalf if and when the market price per share is at certain thresholds below the most recently reported net asset value per share. Under the plan, the agent will increase the volume of purchases made if the price of the Company’s common stock declines, subject to volume restrictions. The timing and amount of any stock repurchased depends on the terms and conditions of the Company Repurchase Plan, the market price of the common stock and trading volumes, and no assurance can be given that any particular amount of common stock will be repurchased. The Company Repurchase Plan was re-approved on April 29, 2026, to be in effect through the earlier of April 30, 2027, unless further extended or terminated by the Company's Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Shares Repurchased	505,433	3,150
Price Per Share *	$4.51	$8.54
Total Cost	$2,281,347	$26,915

* Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at March 31, 2026 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$226,899,664	$73,100,336	$300,000,000	(3)
Funding Facility II	2029	SOFR+2.00%		108,000,000	92,000,000	200,000,000	(4)
Merger Sub Facility(5)	2028	SOFR+2.00%	(6)	166,000,000	99,000,000	265,000,000	(7)
SBA Debentures	2026−2031	2.41%	(8)	107,200,000	—	107,200,000
2029 Notes ($325 million par)	2029	6.95%		322,567,041	—	322,567,041
Total leverage				930,666,705	$264,100,336	$1,194,767,041
Unamortized issuance costs				(4,823,558)
Debt, net of unamortized issuance costs				$925,843,147

(1)
Except for the 2029 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
As of March 31, 2026, $220.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $4.0 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2026, the Company’s asset coverage ratio was 168.3%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $107.2 million more than it would otherwise be able to absent the receipt of this exemptive relief.

Net cash provided by operating activities during the three months ended March 31, 2026 was $159.1 million, consisting primarily of the settlement of dispositions of investments (net of acquisitions) of $141.9 million and $17.2 million in net investment income (net of non-cash income and expenses).

Net cash used by financing activities was $126.9 million during the three months ended March 31, 2026, consisting primarily of $325.0 million in repayment of 2026 Notes, $14.3 million in dividends paid to common shareholders and $2.3 million in repurchases of shares offset by $214.7 million in net credit facility draws.

At March 31, 2026, we had $93.3 million in cash and cash equivalents.

The Operating Facility, Funding Facility II and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility, Funding Facility II and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility, Funding Facility II and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At March 31, 2026, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Funding Facility II, Merger Sub Facility, and the 2029 Notes, mature in August 2029, July 2029, September 2028, and May 2029, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

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

Contractual obligations

In addition to obligations under our Leverage Program, we have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive compensation, plus reimbursement of certain expenses incurred by the Advisor. Under the Administration Agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the Administration Agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Advisor for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Advisor is not responsible for any of the foregoing expenses and such services are not investment advisory services under the 1940 Act. Either party may terminate each of the Amended and Restated Investment Advisory Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other.

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

The following tables summarize dividends declared for the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2026	March 17, 2026	March 31, 2026	Regular	$0.17	$14,318,949	$368,016
				$0.17	$14,318,949	$368,016

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
				$0.29	$24,672,416	$1,351,047

(1)
Dividends reinvested through purchase of shares in the open market

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
•
The Company has entered into the Administration Agreement with the Administrator. The Administrator is an affiliate of the Advisor and certain other series and classes of SVOF/MM, LLC serve as the general partner or managing member of certain other funds managed by the Advisor.
•
The Company has entered into a royalty-free license agreement with BlackRock and the Advisor, pursuant to which each of BlackRock and the Advisor has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock” and “TCP”.

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

Recent Developments

On April 29, 2026, the Company’s Board of Directors re-approved the Company Repurchase Plan to acquire up to $50.0 million in the aggregate of the Company's common stock at prices at certain thresholds below the Company's net asset value per share, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the 1934 Act, to be in effect through the earlier of April 30, 2027, unless further extended or terminated by the Company's Board of Directors, or such time as the approved $50.0 million repurchase amount has been fully utilized, subject to certain conditions.

From April 1, 2026 through May 7, 2026, the Company repurchased 156,370 shares pursuant to the Company Repurchase Plan at a weighted average price of $3.78, for a total cost of $0.6 million.

On May 7, 2026, the Company’s Board of Directors declared a second quarter dividend of $0.17 per share, payable on June 30, 2026 to shareholders of record as of the close of business on June 16, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2026, 94.4% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2026 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$25,013,148	$0.30
Up 200 basis points	16,675,432	0.20
Up 100 basis points	8,337,716	0.10
Down 100 basis points	(8,249,737)	(0.10)
Down 200 basis points	(15,731,959)	(0.19)
Down 300 basis points	(18,909,422)	(0.22)

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

On April 14, 2026, a putative class action complaint was filed in the Commonwealth of Massachusetts Superior Court, Middlesex County, captioned Curran, Comegna, Jones, and Inoa, on behalf of themselves and all others similarly situated v. BlackRock TCP Capital Corp., et al. The complaint names the Company, a BlackRock portfolio manager, and John Does 1-5 as defendants. The complaint purports to be brought on behalf of a class of all individuals who worked for Newpro Operating, LLC (“Newpro”), a subsidiary of portfolio company Renovo Home Partners, LLC (“Renovo”), as of October 2025, when Newpro ceased operations and Renovo subsequently filed for chapter 7 bankruptcy. The complaint alleges that the defendants violated the Massachusetts Wage Act, M.G.L. c. 149, § 148, by failing to pay (1) their final wages, (2) amounts withheld from employees’ pay in so-called "forget me accounts" for that year, and (3) accrued paid vacation days upon their involuntary termination on or about October 28, 2025. The complaint alleges that the Company controlled, directed, or participated to a substantial degree in formulating and determining the policy of Newpro, including the decision to terminate Newpro’s employees without paying their earned but unpaid wages, and is therefore jointly and severally liable under Massachusetts law. The plaintiffs seek treble damages, interest, and attorneys’ fees and costs. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended
December 31, 2025 (the “Annual Report”). In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Shares Repurchased	505,433	3,150
Price Per Share *	$4.51	$8.54
Total Cost	$2,281,347	$26,915

* Weighted-average price per share

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first quarter of the year ended December 31, 2026 and for each fiscal quarter in the years ended December 31, 2025 and December 31, 2024. On March 31, 2026, the reported closing price of our common stock was $3.61 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2026
First Quarter	$6.72	$5.89	$3.44	(12.4)%	(48.8)%	$0.17
Fiscal Year ended December 31, 2025
First Quarter	$9.18	$9.45	$7.72	2.9%	(15.9)%	$0.29
Second Quarter	$8.71	$8.05	$6.47	(7.6)%	(25.7)%	$0.29
Third Quarter	$8.71	$7.90	$6.12	(9.3)%	(29.7)%	$0.29
Fourth Quarter	$7.07	$6.19	$5.30	(12.4)%	(25.0)%	$0.25
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$0.44

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

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)
3.3	Second Amended & Restated By-Laws of the Registrant (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock TCP Capital Corp.

Date: May 7, 2026	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)