Form 10-Q
period 2026-06-30
BlackRock TCP Capital Corp.
filed 2026-08-06
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of August 6, 2026 was 83,902,775.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,225,055,609 and $1,425,285,902, respectively)	$1,143,368,796	$1,360,801,852
Non-controlled, affiliated investments (cost of $102,779,649 and $101,284,695, respectively)	32,172,951	34,821,907
Controlled investments (cost of $108,344,630 and $151,475,599, respectively)	114,981,601	137,678,713
Total investments (cost of $1,436,179,888 and $1,678,046,196, respectively)	1,290,523,348	1,533,302,472

Cash and cash equivalents	157,546,660	61,075,494
Interest, dividends and fees receivable	23,607,858	21,495,630
Deferred debt issuance costs	2,588,305	5,123,425
Receivable for investments sold	—	26,313,406
Prepaid expenses and other assets	2,197,356	3,050,038
Total assets	1,476,463,527	1,650,360,465

Liabilities
Debt (net of deferred issuance costs of $6,408,756 and $5,299,866, respectively)	910,581,937	1,035,542,837
Interest and debt related payables	4,375,009	7,245,830
Management fees payable	4,124,508	3,393,322
Reimbursements due to the Advisor	169,320	1,272,082
Accrued expenses and other liabilities	5,205,926	4,893,197
Total liabilities	924,456,700	1,052,347,268

Commitments and contingencies (Note 5)

Net assets	$552,006,827	$598,013,197

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 83,902,775 and 84,564,578 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$83,902	$84,564
Paid-in capital in excess of par	1,727,427,570	1,730,298,757
Distributable earnings (loss)	(1,175,504,645)	(1,132,370,124)
Total net assets	552,006,827	598,013,197
Total liabilities and net assets	$1,476,463,527	$1,650,360,465

Net assets per share	$6.58	$7.07

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$32,485,660	$41,609,217	$67,540,767	$85,065,954
Non-controlled, affiliated investments	445,963	338,648	905,445	676,647
Controlled investments	1,846,909	2,270,542	3,906,047	4,579,811
PIK interest income:
Non-controlled, non-affiliated investments	2,625,720	5,449,424	5,465,634	11,238,339
Non-controlled, affiliated investments	402,924	—	748,701	—
Controlled investments	—	394,202	415,331	1,075,763
Dividend income:
Non-controlled, non-affiliated investments	510,223	449,575	1,003,276	885,526
Non-controlled, affiliated investments	—	213,493	—	1,222,550
Controlled investments	1,700,000	738,497	2,614,290	2,607,357
Other income:
Non-controlled, non-affiliated investments	4,890	1,399	5,877	1,965
Total investment income	40,022,289	51,464,997	82,605,368	107,353,912

Operating expenses
Interest and other debt expenses	14,995,567	17,087,833	31,044,015	34,172,466
Management fees	4,235,490	5,461,118	8,891,551	10,944,962
Professional fees	762,127	947,452	2,243,187	1,814,899
Administrative expenses	409,939	509,930	909,733	1,151,394
Insurance expense	210,692	218,463	421,383	436,926
Director fees	182,500	192,500	375,000	385,000
Custody fees	74,243	91,348	166,199	184,533
Other operating expenses	1,009,353	1,182,050	1,935,027	2,114,708
Total operating expenses, before management fee waiver	21,879,911	25,690,694	45,986,095	51,204,888
Management fee waiver (Note 3)	—	(1,820,372)	—	(3,648,320)
Total operating expenses, after management fee waiver	21,879,911	23,870,322	45,986,095	47,556,568

Net investment income	18,142,378	27,594,675	36,619,273	59,797,344

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(4,783,556)	(66,287,884)	(26,052,389)	(107,205,222)
Controlled investments	(9,970,354)	—	(21,432,370)	—
Interest Rate Swap	—	(9,491)	—	(9,491)
Net realized gain (loss)	(14,753,910)	(66,297,375)	(47,484,759)	(107,214,713)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(4,900,616)	40,313,699	(17,079,205)	66,868,692
Non-controlled, affiliated investments	(1,970,942)	(3,203,412)	(4,143,910)	(2,282,254)
Controlled investments	8,130,233	(14,296,084)	20,433,856	(12,171,749)
Interest Rate Swap	—	(18,087)	—	(9,316)
Net change in unrealized appreciation (depreciation)	1,258,675	22,796,116	(789,259)	52,405,373

Net realized and unrealized gain (loss)	(13,495,235)	(43,501,259)	(48,274,018)	(54,809,340)

Realized loss on extinguishment of debt	(2,897,355)	—	(2,897,355)	—

Net increase (decrease) in net assets resulting from operations	$1,749,788	$(15,906,584)	$(14,552,100)	$4,988,004

Basic and diluted earnings (loss) per share	$0.02	$(0.19)	$(0.17)	$0.06

Basic and diluted weighted average common shares outstanding	83,915,423	85,042,931	84,124,040	85,060,179

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2025	84,564,578	$84,564	$1,730,298,757	$(1,132,370,124)	$598,013,197

Repurchase of common stock	(505,433)	(506)	(2,280,841)	—	(2,281,347)
Net investment income	—	—	—	18,476,895	18,476,895
Net realized and unrealized gain (loss)	—	—	—	(34,778,783)	(34,778,783)
Dividends paid to shareholders	—	—	—	(14,318,949)	(14,318,949)
Balance at March 31, 2026	84,059,145	$84,058	$1,728,017,916	$(1,162,990,961)	$565,111,013

Repurchase of common stock	(156,370)	(156)	(590,346)	—	(590,502)
Net investment income	—	—	—	18,142,378	18,142,378
Net realized and unrealized gain (loss)	—	—	—	(13,495,235)	(13,495,235)
Realized loss on extinguishment of debt	—	—	—	(2,897,355)	(2,897,355)
Dividends paid to shareholders	—	—	—	(14,263,472)	(14,263,472)
Balance at June 30, 2026	83,902,775	$83,902	$1,727,427,570	$(1,175,504,645)	$552,006,827

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

Repurchase of common stock	(3,150)	(3)	(26,912)	—	(26,915)
Net investment income	—	—	—	32,202,669	32,202,669
Net realized and unrealized gain (loss)	—	—	—	(11,308,081)	(11,308,081)
Dividends paid to shareholders	—	—	—	(24,672,416)	(24,672,416)
Balance at March 31, 2025	85,077,297	$85,077	$1,731,030,547	$(949,796,700)	$781,318,924

Repurchase of common stock	(40,830)	$(41)	$(274,422)	—	(274,463)
Net investment income	—	—	—	27,594,675	27,594,675
Net realized and unrealized gain (loss)	—	—	—	(43,501,259)	(43,501,259)
Dividends paid to shareholders	—	—	—	(24,660,939)	(24,660,939)
Balance at June 30, 2025	85,036,467	$85,036	$1,730,756,125	$(990,364,223)	$740,476,938

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$(14,552,100)	$4,988,004
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	47,484,759	107,214,713
Realized loss on extinguishment of debt	2,897,355	—
Change in net unrealized (appreciation) depreciation of investments	789,259	(52,405,373)
Net amortization of investment discounts and premiums	(5,107,513)	(7,353,577)
Amortization of original issue discount on debt	315,689	119,956
Interest and dividend income paid in kind	(6,629,666)	(12,314,102)
Amortization of deferred debt issuance costs	1,917,572	2,618,207
Changes in assets and liabilities:
Purchases of investments	(39,990,344)	(163,597,176)
Proceeds from disposition of investments	247,076,742	132,596,189
Decrease (increase) in interest, dividends and fees receivable	(3,006,670)	(1,786,299)
Decrease (increase) in due from broker	—	851,683
Decrease (increase) in receivable for investments sold	26,313,406	(3,753,008)
Decrease (increase) in prepaid expenses and other assets	852,682	1,222,443
Increase (decrease) in payable for investments purchased	—	4,919,403
Increase (decrease) in interest and debt related payables	(2,870,821)	209,673
Increase (decrease) in Interest Rate Swap, at fair value	—	(774,861)
Increase (decrease) in reimbursements due to the Advisor	(1,102,762)	463,576
Increase (decrease) in management fees payable	731,186	(2,264,755)
Increase (decrease) in accrued expenses and other liabilities	312,729	(312,467)
Net cash provided by (used in) operating activities	255,431,503	10,642,229

Financing activities
Draws on credit facilities	342,656,976	137,000,000
Repayments of credit facility draws	(547,860,458)	(82,279,620)
Proceeds from issuance of secured notes	405,412,200	—
Repayment of unsecured notes	(325,033,026)	—
Payments of debt issuance costs	(2,681,759)	—
Dividends paid to shareholders	(28,582,421)	(49,333,355)
Repurchase of shares	(2,871,849)	(301,378)
Net cash provided by (used in) financing activities	(158,960,337)	5,085,647

Net increase (decrease) in cash and cash equivalents (including restricted cash)	96,471,166	15,727,876
Cash and cash equivalents (including restricted cash) at beginning of period	61,075,494	91,589,702
Cash and cash equivalents (including restricted cash) at end of period	$157,546,660	$107,317,578

Supplemental cash flow information
Interest payments	$31,550,361	$30,489,695
Excise tax payments	$683,619	$478,159

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.12%	12/4/2029	$13,653,092	$13,589,337	$13,748,664	0.95%	N
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00%	8.62%	12/4/2029	$6,562,500	6,517,861	6,608,438	0.46%	N
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00%	8.62%	12/4/2029	$6,562,500	6,516,466	6,608,438	0.46%	N
Zenith AcquisitionCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$10,686	10,123	7,913	0.00%	N
Zenith AcquisitionCo LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$461,359	459,426	455,823	0.03%	N
Zenith AcquisitionCo LLC	Sr Secured Revolver	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$—	(401)	(1,035)	0.00%	K/N
								27,092,812	27,428,241	1.90%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.73%	8/22/2031	$2,963,595	2,864,688	2,808,192	0.19%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.73%	7/22/2030	$863,329	863,329	820,023	0.06%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	6.13%	8.30%	8/22/2031	EUR 538,813	627,046	584,556	0.04%	H/N/O
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	6.13%	8.30%	8/22/2031	EUR 1,713,212	1,931,780	1,854,202	0.13%	H/N/O
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	10.74%	4/15/2028	$3,704,634	3,722,439	3,704,634	0.26%	G/N
Purecars Technologies Holdings, LLC	Promissory Note	SOFR(Q)	0.00%	9.40% PIK	13.09%	10/9/2029	$1,395,329	1,395,329	1,395,329	0.10%	G/N
								11,404,611	11,166,936	0.78%
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	SOFR(Q)	1.00%	2.78% Cash + 3.32% PIK	9.76%	12/31/2028	$9,790,056	9,332,496	3,612,531	0.25%	C/N
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.68%	3/1/2030	$1,116,071	1,071,736	998,884	0.07%
								10,404,232	4,611,415	0.32%
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan	SOFR(Q)	1.50%	7.51%	11.18%	2/8/2027	$22,291,007	22,324,204	22,491,626	1.55%	N
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.51%	11.18%	2/8/2027	$17,285,388	17,269,288	17,285,388	1.19%	N
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	1/31/2031	$5,223,783	5,125,776	5,140,202	0.35%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.48%	1/31/2031	$—	(9,654)	(12,000)	0.00%	K/N
SRS Acquiom Holdings LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.75%	8.38%	1/14/2032	$—	(1,210)	(1,304)	0.00%	K/N
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.38%	1/14/2032	$760,870	753,894	753,261	0.05%	N
								45,462,298	45,657,173	3.14%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.40% PIK	9.06%	11/6/2028	$1,519,696	1,499,086	1,309,978	0.09%	N
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	SOFR(Q)	1.00%	8.15% PIK	11.81%	11/7/2026	$706,975	450,533	32,521	0.00%	C/N
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$1,667,169	1,643,393	1,649,091	0.11%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$1,156,490	1,139,962	1,143,950	0.08%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$1,557,199	1,537,950	1,540,314	0.11%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2027	$—	(4,205)	(3,479)	0.00%	K/N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	SOFR(Q)	0.75%	7.40%	11.07%	8/31/2029	$10,383,054	10,382,921	10,383,054	0.72%	N
								16,649,640	16,055,429	1.11%
Construction and Engineering
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.12%	5/16/2030	$975,610	971,157	971,707	0.07%	N
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.10%	5/16/2030	$8,482,927	8,503,598	8,448,995	0.58%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.91%	4/5/2029	$11,563,401	11,430,987	4,233,361	0.29%	B/C/N
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$—	(7,070)	(7,234)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$—	(7,931)	(6,677)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$6,108,669	6,036,593	6,047,582	0.42%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	2/1/2030	$2,740,037	2,723,884	2,729,077	0.19%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.42%	2/1/2029	$134,608	$134,239	$130,121	0.01%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.43%	2/1/2030	$6,692,563	6,635,786	6,665,793	0.46%	N
RBS Buyer Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.41%	7/31/2031	$—	(2,109)	—	0.00%	K/N
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	7/31/2031	$—	6,446	15,600	0.00%	N
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	7/31/2031	$3,374,500	3,407,749	3,462,237	0.24%	N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$1,827,907	1,782,209	1,827,907	0.13%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$650,926	647,561	648,973	0.04%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$1,077,111	1,072,059	1,073,879	0.07%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$870,821	855,165	868,208	0.06%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$645,801	638,550	643,863	0.04%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$843,292	838,593	840,762	0.06%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$418,560	413,861	417,304	0.03%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$93,479	93,106	93,010	0.01%	N
								46,174,433	39,104,468	2.70%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$504,696	494,842	489,186	0.03%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$4,253,832	4,137,697	4,135,128	0.29%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	8.25% PIK	11.92%	3/30/2029	$5,219	5,183	5,073	0.00%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	11.99%	12/14/2027	$7,732,481	7,475,465	7,013,360	0.48%	N
								12,113,187	11,642,747	0.80%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25% PIK	12.89%	3/14/2029	$19,938,131	16,906,861	2	0.00%	C/N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	6.65% Cash + 2.75% PIK	13.13%	2/17/2027	$5,473,397	5,063,682	1,505,184	0.10%	C/N
								21,970,543	1,505,186	0.10%
Diversified Consumer Services
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	4/10/2031	$—	(90,934)	(108,330)	-0.01%	K/N
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	4/10/2031	$28,050,051	26,499,535	26,226,797	1.81%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	4.50% Cash + 2.00% PIK	10.16%	9/15/2029	$3,585,919	3,358,344	3,134,810	0.22%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(Q)	0.75%	6.25%	9.91%	9/15/2028	$82,982	79,169	45,270	0.00%	N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$3,449,550	3,200,739	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$1,518,134	1,408,812	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$22,959,123	15,762,324	2	0.00%	C/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.73%	6/18/2029	$12,582,986	12,779,147	12,582,986	0.87%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.53% Cash + 8.47% PIK	12.73%	12/31/2028	$7,768,386	7,768,386	5,305,808	0.37%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.53% Cash + 8.47% PIK	12.73%	12/31/2028	$8,912,876	8,912,876	6,087,494	0.42%	B/H/N
Thras.io, LLC	First Lien Second Out Term Loan	SOFR(Q)	1.00%	10.26%	14.01%	6/18/2029	$4,460,617	1,625,434	4,416,010	0.30%	N
								81,303,832	57,690,847	3.98%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	0.00%	12.00%	11/30/2030	$59,756,438	59,756,438	59,756,438	4.13%	E/F/N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.63% Cash + 3.38% PIK	9.66%	3/15/2030	$2,349,514	2,336,259	1,959,495	0.14%	N
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.98%	6/30/2031	$—	(1,671)	(3,400)	0.00%	K/N
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	6/30/2031	$800,000	793,037	786,400	0.05%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$7,605,773	7,487,261	7,520,927	0.52%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$2,112,715	$2,079,848	$2,089,146	0.14%	N
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.14%	10/4/2030	$1,790,850	1,806,102	1,840,779	0.13%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(A)	1.00%	11.00%	11.00%	8/3/2026	$34,644,008	10,575,543	127,490	0.01%	C/F/N
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.16%	12/2/2032	$—	(2,178)	(2,667)	0.00%	K/N
Oak Funding LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.16%	12/2/2032	$4,544,167	4,519,698	4,516,902	0.31%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.23%	5/14/2031	$18,090,299	18,031,563	18,072,208	1.25%	N
								107,381,900	96,663,718	6.68%
Electrical Equipment
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$—	(29,705)	—	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$—	(14,818)	—	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$19,153,750	18,986,432	19,153,750	1.32%	N
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.89%	10/15/2031	$—	(486,059)	(829,310)	-0.06%	K/N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	8.98%	10/15/2031	$1,232,758	999,354	818,103	0.06%	N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.89%	10/15/2031	$11,038,793	9,832,695	8,996,616	0.62%	N
								29,287,899	28,139,159	1.94%
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.49%	5/6/2027	$5,382,416	5,365,980	5,382,416	0.37%	N
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.49%	5/6/2027	$—	(737)	—	0.00%	K/N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.35%	11.02%	9/14/2027	$20,768,406	20,768,406	20,456,880	1.41%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.35%	11.02%	9/14/2027	$—	(1,904)	(14,180)	0.00%	K/N
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	5/3/2027	$32,182,664	32,023,477	31,571,193	2.18%	N
ESO Solutions, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.50%	9.17%	5/3/2027	$1,609,248	1,596,131	1,564,284	0.11%	N
Gainwell Acquisition Corp.	Second Lien Term Loan	SOFR(Q)	1.00%	8.10%	11.77%	10/2/2028	$7,744,557	7,399,174	7,535,454	0.52%	N
Mpulse Mobile Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.48%	8/26/2032	$—	(10,608)	(14,771)	0.00%	K/N
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	8/26/2032	$3,876,517	3,804,140	3,775,471	0.26%	N
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	8/26/2032	$—	(6,990)	(9,672)	0.00%	K/N
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$—	(474)	(519)	0.00%	K/N
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$—	(947)	(519)	0.00%	K/N
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$845,463	833,860	839,545	0.06%	N
								71,769,508	71,085,582	4.91%
Healthcare Providers and Services
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	Sr Secured Revolver	CORRA(Q)	0.75%	5.00%	7.29%	1/14/2033	CAD 55,252	15,675	10,422	0.00%	H/N/O
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	5.00%	7.29%	1/14/2033	CAD 74,286	19,440	17,707	0.00%	H/N/O
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	5.00%	7.29%	1/14/2033	CAD 1,040,823	743,434	722,910	0.05%	H/N/O
MB2 Dental Solutions LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.65%	2/13/2031	$282,027	275,876	282,027	0.02%	N
Pareto Health Intermediate Holdings Inc	First Lien Term Loan	SOFR(Q)	0.00%	5.00%	8.73%	6/1/2030	$919,570	910,761	907,616	0.06%	N
Pareto Health Intermediate Holdings Inc	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	8.73%	6/1/2029	$—	(716)	(1,016)	0.00%	K/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$13,641,975	13,366,556	13,431,423	0.93%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.67%	5/4/2028	$3,173,418	3,111,945	3,124,439	0.22%	N
								18,442,971	18,495,528	1.28%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.90%	6/3/2027	$5,273,616	5,225,751	5,260,367	0.36%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.90%	3/15/2029	$3,293,004	3,282,645	3,284,731	0.23%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	9.89%	6/3/2027	$438,327	436,868	437,225	0.03%	H/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.64%	5/16/2031	$—	$(1,188)	$1,935	0.00%	K/N
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	5.00%	8.64%	5/16/2030	$—	(1,507)	—	0.00%	K/N
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.64%	5/16/2031	$672,339	663,712	679,062	0.05%	N
								9,606,281	9,663,320	0.67%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2029	$7,171,484	7,091,436	7,135,637	0.49%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2028	$185,623	184,213	181,910	0.01%	N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$—	(3,134)	—	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$—	(1,351)	—	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$3,089,941	3,073,663	3,089,941	0.21%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$—	(35,957)	(27,482)	0.00%	K/N
								10,308,870	10,380,006	0.71%
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$56,872	46,942	40,877	0.00%	N
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$2,631,327	2,557,626	2,512,917	0.17%	N
								2,604,568	2,553,794	0.17%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.83%	10/30/2026	$1,891,323	1,882,804	1,736,234	0.12%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	9.83%	10/30/2026	$25,299,736	25,163,498	23,225,157	1.60%	N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(3,446)	(3,513)	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$4,273,045	4,201,663	4,229,785	0.29%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(12,507)	(12,750)	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$15,489,788	15,231,993	15,332,969	1.06%	H/N
Domo, Inc.	First Lien Delayed Draw Term Loan (7.0% Exit Fee)	SOFR(Q)	1.50%	3.00% Cash + 5.00% PIK	11.64%	8/19/2028	$64,641,816	64,641,816	64,383,249	4.45%	N
Domo, Inc.	First Lien PIK Term Loan	Fixed	0.00%	0.00%	9.50%	8/19/2028	$4,351,466	1,861,589	4,277,491	0.30%	N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$398,971	394,824	344,894	0.02%	N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$5,472,500	5,375,453	5,076,898	0.35%	N
GoTab, Inc. (Fishbowl)	Promissory Note	Fixed	0.00%	8.00% PIK	8.00%	2/23/2032	$3,793,238	2,549,056	2,564,229	0.18%	C/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.26%	8/29/2029	$2,768,071	2,749,320	2,768,071	0.19%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.26%	8/29/2029	$5,085,328	5,091,917	5,085,328	0.35%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.14%	8/22/2029	$5,837,396	5,647,447	4,716,616	0.33%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50% PIK	11.14%	8/22/2029	$10,692,342	9,666,297	128,308	0.01%	C/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.14%	8/22/2029	$3,076,215	3,076,215	2,485,582	0.17%	N
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.14%	8/22/2029	$—	—	(724,878)	-0.05%	K/N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.14%	8/22/2029	$—	—	(355,087)	-0.02%	K/N
Suited Connector, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	9.73%	3/29/2030	$161,959	161,959	161,959	0.01%	B/N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% PIK	9.66%	3/31/2030	$2,011,518	2,011,518	2,011,518	0.14%	B/N
								149,691,416	137,432,060	9.50%
IT Services
Anthracite Buyer, Inc. (Coalfire)	Sr Secured Revolver	SOFR(Q)	0.75%	4.50%	8.18%	12/3/2032	$—	(9,334)	(20,000)	0.00%	K/N
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.18%	12/3/2032	$4,000,000	3,962,485	3,920,000	0.27%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.41%	11/8/2030	$—	(1,387)	(10,465)	0.00%	K/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.41%	11/8/2030	$1,569,811	$1,534,957	$1,469,343	0.10%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.41%	6/3/2030	$1,796,528	1,750,924	1,764,190	0.12%	N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.41%	6/3/2030	$—	—	(5,000)	0.00%	K/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	7.00%	10.64%	12/30/2027	$—	(4,016)	(121,124)	-0.01%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	10.64%	12/29/2028	$20,064,561	19,608,277	16,834,167	1.16%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.15%	5/12/2030	$167,513	151,945	96,320	0.01%	N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.15%	5/12/2030	$6,998,895	6,706,495	6,285,008	0.43%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.35%	10.02%	2/3/2028	$—	(13,650)	(55,568)	0.00%	K/N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.02%	7/31/2027	$14,671,682	14,441,570	13,718,022	0.95%	N
								48,128,266	43,874,893	3.03%
Life Sciences Tools & Services
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	0.00%	5.65%	9.32%	12/21/2029	$—	(8,652)	(10,509)	0.00%	K/N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.32%	12/21/2029	$8,450,984	8,369,216	8,374,925	0.58%	N
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	9.24%	12/21/2029	$622,060	616,034	616,461	0.04%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.89%	12/18/2029	$1,312,500	1,302,788	1,302,000	0.09%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.89%	12/20/2029	$6,562,500	6,512,751	6,510,000	0.45%	N
								16,792,137	16,792,877	1.16%
Machinery
Advanced Cooling Technologies Inc.	Sr Secured Revolver	SOFR(M)	0.50%	4.50%	8.14%	5/19/2033	$—	(805)	(982)	0.00%	K/N
Advanced Cooling Technologies Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	8.14%	5/19/2033	$836,364	832,323	831,345	0.06%	N
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.30%	8/5/2028	$19,254,249	18,636,457	18,464,824	1.28%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.29%	8/5/2028	$200,085	194,096	191,881	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.38%	8/5/2028	$142,033	136,989	134,766	0.01%	N
								19,799,060	19,621,834	1.36%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	Fixed	0.00%	0.00%	10.00%	5/23/2030	$5,978,250	5,266,517	4,973,904	0.34%	N
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	5.76% PIK	9.49%	3/31/2029	$45,903	45,903	38,879	0.00%	N
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	0.00%	5.76% PIK	9.49%	3/31/2029	$325,248	325,248	275,485	0.02%	N
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.49%	3/31/2029	$297,490	267,891	74,963	0.01%	C/N
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	5.76% PIK	9.49%	3/31/2029	$61,337	61,337	61,337	0.00%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	10.38%	8/23/2026	$13,073,042	13,023,187	11,582,715	0.80%	N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	12/31/2030	$11,960,714	11,735,121	11,697,579	0.81%	N
								30,725,204	28,704,862	1.98%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	4.75%	8.48%	12/12/2031	$—	—	(5,217)	0.00%	K/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	0.00%	4.75%	8.48%	12/12/2031	$562,717	560,023	555,965	0.04%	N
								560,023	550,748	0.04%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.64%	1/14/2031	$2,758,070	2,758,070	2,758,070	0.19%	N
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	8.89%	1/14/2031	$3,574,133	3,574,133	3,574,133	0.25%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.57%	12/23/2026	$11,284,076	11,177,294	11,026,655	0.76%	N
								17,509,497	17,358,858	1.20%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	9.68%	10/24/2029	$130,772	$127,023	$44,462	0.00%	N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	9.74%	10/24/2029	$13,077,192	12,854,173	12,214,097	0.84%	N
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$99,579	91,183	93,949	0.01%	N
Chronicle Parent LLC (Lexitas)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$—	(2,760)	(1,877)	0.00%	K/N
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$1,764,967	1,739,029	1,747,317	0.12%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	1/16/2030	$1,450,484	1,394,424	1,443,231	0.10%	N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.25%	8.98%	1/16/2030	$—	(1,586)	(968)	0.00%	K/N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.42%	8/18/2028	$16,380,862	15,518,294	14,999,868	1.04%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	8/18/2028	$4,449,002	4,265,831	4,094,725	0.28%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.41%	8/18/2028	$449,836	424,877	327,580	0.02%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	1.00% Cash + 9.00% PIK	13.64%	10/15/2028	$4,978,656	4,978,656	11,300,056	0.78%	H/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$5,390,401	5,390,297	4,799,486	0.33%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	0.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$32,295,140	32,297,776	28,754,828	1.99%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$10,765,047	10,765,804	9,584,943	0.66%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$4,678,708	4,678,293	4,165,811	0.29%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.39%	10/13/2028	$9,357,416	9,357,491	8,331,621	0.58%	H/L/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$5,221,397	5,162,502	5,157,658	0.36%	N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$—	(17,777)	(25,638)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$11,891,418	11,780,538	11,760,612	0.81%	N
								120,804,068	118,791,761	8.21%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.89%	1/18/2030	$1,571,429	1,522,263	1,559,534	0.11%	N
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	8.89%	1/18/2030	$599,435	595,262	594,897	0.04%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(M)	0.75%	5.25%	8.89%	1/18/2030	$57,142	52,802	53,899	0.00%	N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.06%	3/2/2027	$6,533,333	6,398,758	6,441,867	0.44%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.25%	6.61%	10.26%	3/21/2027	$12,843,151	12,754,490	12,760,959	0.88%	N
								21,323,575	21,411,156	1.47%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 2 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$10,119,063	10,096,054	10,068,467	0.70%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 1 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$13,280,937	13,198,883	13,214,533	0.91%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$29,600,000	29,480,879	29,452,000	2.03%	L/N
Motive Technologies, Inc. (Keep Truckin)	First Lien Incremental Term Loan 3 (1.0% Exit Fee)	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$2,000,000	1,986,993	1,990,000	0.14%	L/N
								54,762,809	54,725,000	3.78%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	1.15% Cash + 5.25% PIK	10.13%	12/31/2029	$7,043,516	6,451,292	4,296,545	0.30%	C/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.88%	10/1/2029	$2,625,746	$2,256,321	$1,568,419	0.11%	C
								8,707,613	5,864,964	0.41%
Software
AlphaSense, Inc.	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	9.98%	6/27/2029	$23,208,319	22,983,418	23,211,964	1.60%	N
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.73%	4/13/2029	$353,843	349,549	342,048	0.02%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.73%	4/13/2029	$17,636,316	17,439,259	17,459,953	1.21%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	7.91%	9/12/2029	$—	(2,879)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.91%	9/12/2029	$11,307,053	11,215,858	11,307,053	0.78%	N
Clever Devices Ltd.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.64%	6/12/2030	$490,196	471,814	490,196	0.03%	N
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.64%	6/12/2030	$1,729,412	1,686,176	1,729,412	0.12%	N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.73%	6/26/2030	$—	(17,217)	(24,745)	0.00%	H/K/N
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	8.73%	6/26/2030	$2,356,713	2,331,465	2,328,432	0.16%	H/N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.73%	6/26/2030	$—	1,419	2,906	0.00%	H/N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$15,259,318	15,088,916	14,404,796	0.99%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$3,317,243	3,277,736	3,131,477	0.22%	N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$2,394,325	2,394,325	2,239,756	0.15%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$—	(13,863)	(74,306)	-0.01%	K/N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	8.94%	6/30/2030	$2,400,000	2,373,325	2,406,000	0.17%	N
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	6/30/2030	$3,600,000	3,558,853	3,609,000	0.25%	N
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	6/30/2030	$—	(6,455)	2,203	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan (0.75% Exit Fee)	SOFR(Q)	1.00%	7.76%	11.43%	1/6/2027	$3,239,338	3,243,175	2,931,500	0.20%	H/L/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan (0.75% Exit Fee)	SOFR(Q)	1.00%	7.76%	11.44%	1/6/2027	$7,326,537	7,318,522	6,616,595	0.46%	H/L/N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$415,469	413,661	380,154	0.03%	N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$42,696	42,510	39,067	0.00%	N
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$—	(168)	(3,283)	0.00%	K/N
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.13%	6/30/2029	$—	(8,397)	(39,000)	0.00%	K/N
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.13%	6/30/2029	$5,666,667	5,632,758	5,615,667	0.39%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.65%	5/22/2029	$278,571	276,659	276,000	0.02%	N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.67%	5/22/2029	$5,670,157	5,616,694	5,647,476	0.39%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.66%	3/10/2031	$6,600,000	6,479,323	6,666,000	0.46%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.66%	3/10/2031	$—	(26,451)	14,286	0.00%	K/N
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.74%	3/10/2031	$238,095	209,140	238,095	0.02%	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.36%	7/9/2029	$2,575,373	2,500,583	2,499,015	0.17%	N
GTY Technology Holdings Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.28%	7/9/2029	$3,153,319	3,107,171	3,059,826	0.21%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.36%	7/9/2029	$1,683,645	1,636,996	1,633,726	0.11%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.28%	7/7/2029	$1,071,017	1,047,894	1,039,262	0.07%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.73%	7/9/2029	$555,034	528,815	509,322	0.04%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.28%	7/7/2029	$457,553	447,957	443,987	0.03%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity/ Expiration	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.36%	7/7/2029	$308,265	$297,718	$299,125	0.02%	N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.89%	9/30/2030	$18,733,183	18,475,831	18,302,319	1.26%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.89%	9/30/2030	$—	(32,340)	(54,118)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.63%	12/17/2027	$5,733,935	5,663,694	5,157,675	0.36%	N
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.63%	12/17/2027	$364,308	359,921	327,695	0.02%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.57%	12/17/2027	$304,855	296,558	274,217	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.63%	12/17/2027	$490,831	489,343	441,502	0.03%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.16%	8/5/2028	$8,017,052	7,562,909	6,343,706	0.44%	N
Logicmonitor Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.16%	11/19/2031	$—	(490)	(1,827)	0.00%	K/N
Logicmonitor Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.16%	11/19/2031	$405,983	402,298	391,368	0.03%	N
Onward Acquireco Inc (Onestream Inc)	Sr Secured Revolver	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.69%	4/1/2033	$—	(811)	(889)	0.00%	K/N
Onward Acquireco Inc (Onestream Inc)	First Lien Delayed Draw Term Loan	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.69%	4/1/2033	$—	(964)	(2,133)	0.00%	K/N
Onward Acquireco Inc (Onestream Inc)	First Lien Term Loan	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.69%	4/1/2033	$626,313	620,312	621,302	0.04%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.60%	9/15/2026	$6,714,418	6,614,594	5,981,182	0.41%	N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(S)	1.00%	6.75% PIK	10.41%	5/9/2028	$28,008,039	25,656,132	23,319,079	1.61%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(S)	1.00%	6.75% PIK	10.41%	5/9/2028	$—	(180,286)	(366,665)	-0.03%	H/K/N
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA(M)	0.75%	4.50%	6.76%	11/5/2032	CAD —	(6,947)	(42,426)	0.00%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	Sr Secured Revolver	CORRA(M)	0.75%	4.50%	6.76%	11/5/2032	CAD —	(3,472)	(10,607)	0.00%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA(M)	0.75%	4.50%	6.76%	11/5/2032	CAD 4,306,400	3,032,490	2,945,583	0.20%	H/N/O
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.13%	6/30/2028	$3,996,497	3,938,844	3,927,410	0.27%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.13%	6/30/2028	$2,238,038	2,213,305	2,209,132	0.15%	N
Zilliant Incorporated	First Lien Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	11.74%	12/21/2027	$3,578,889	3,494,923	644,200	0.04%	C/L/N
Zilliant Incorporated	First Lien Delayed Draw Term Loan (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	11.74%	12/21/2027	$655,296	645,916	117,953	0.01%	C/L/N
Zilliant Incorporated	Sr Secured Revolver (0.5% Exit Fee)	SOFR(M)	0.75%	8.10%	11.74%	12/21/2027	$296,296	295,377	53,333	0.00%	C/L/N
								201,433,396	191,011,956	13.17%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.50%	10.23%	8/15/2028	$23,823,187	23,246,675	23,584,955	1.63%	G/N

Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	4/25/2031	$34,673,628	34,533,638	34,673,628	2.39%	H/N

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	6/11/2029	$14,294,063	14,073,070	14,081,221	0.97%	H/N

Total Debt Investments - 213.8% of Net Assets								1,284,068,032	1,180,324,322	81.51%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC	Common Stock				540,248	$—	$5	0.00%	D/E/F/N
Purecars Technologies Holdings, LLC	Preferred Units Class A-2				3,431	6,478,008	6,474,014	0.45%	D/E/N
Purecars Technologies Holdings, LLC	Preferred Units Class AA-2				4,276	2,610,712	2,610,713	0.18%	D/E/N
Purecars Technologies Holdings, LLC	Preferred Units Class C-3				1,303	436,685	436,683	0.03%	D/E/N
						9,525,405	9,521,415	0.66%
Capital Markets
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,134,825	0.08%	D/E/N

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	2	0.00%	D/E/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	2	0.00%	D/E/N
						285,933	4	0.00%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	7	0.00%	B/D/E/N

Diversified Consumer Services
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				41,346,557	—	413	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Common Shares				196,805	—	2	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				10,173,792	—	102	0.00%	D/E/N
SellerX Germany GMBH & Co. KG (Germany)	Class A Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Class B Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Class C Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Class D Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				48,576,519	15,107,298	486	0.00%	B/D/E/H/N
Thras.io, LLC	Common Units				291,605	—	3	0.00%	D/E/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	24,166,714	179	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	179	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	6,128,156	1,631,476	0.11%	B/D/E/N
						58,831,526	1,632,848	0.11%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				32,277,397	38,012,650	55,097,667	3.80%	E/F/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	454,371	0.03%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	47,580	0.00%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	25	0.00%	D/E/H/N
						38,414,257	55,599,643	3.83%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Electric Utilities
Utilidata, Inc.	Common Stock				29,593	$216,336	$4,259	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	51,480	0.00%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	73,916	0.01%	D/E/N
						869,734	129,655	0.01%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	1,476,548	0.10%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/E/N

Internet Software and Services
Domo, Inc.	Common Stock				49,792	1,543,054	155,849	0.01%	D
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	94,136	—	995,959	0.07%	D/N
Domo, Inc.	Warrants to Purchase Class B Common Stock			2/17/2028	482,404	—	3,772,399	0.26%	D/N
GoTab, Inc. (Fishbowl)	Warrants to Purchase Series A Preferred Stock			2/23/2033	486,320	5	5	0.00%	D/E/N
Foursquare Labs, Inc.	Warrants to Purchase Series E Preferred Stock			5/4/2027	2,187,500	508,805	52,990	0.00%	D/E/N
Igloo Parent Holdings LLC (InMoment)	Common Units				97	—	—	0.00%	D/E/I/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,170,230	0.08%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	29	0.00%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	30,604	0.00%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,217,740	0.36%	D/E/N
Suited Connector, LLC	Common Units				6,761,364	68	68	0.00%	B/D/E/N
Suited Connector, LLC	Preferred Units				5,250,000	144,737	157,424	0.01%	B/D/E/N
						10,865,024	11,553,297	0.79%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	7	0.00%	D/E/N

Media
Khoros, LLC (Lithium)	Preferred Units				63,768	1,302,031	1	0.00%	D/E/N
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	265,654	0.02%	D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	16,616	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			7/30/2026	946,498	79,082	572,593	0.04%	D/E/H/N
Streamland Media Holdings LLC	Common Units				2,636	134,515	—	0.00%	D/E/N
						1,602,077	854,864	0.06%
Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units				1,787	—	—	0.00%	D/E/N
48forty Intermediate Holdings, Inc.	Preferred Units				1,787	6,829,548	5,954,643	0.41%	D/E/N
						6,829,548	5,954,643	0.41%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Professional Services
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				255,112	$3,207,662	$4,936,660	0.34%	D/E/H/N
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				17,007	—	26,477	0.00%	D/E/H/N
						3,207,662	4,963,137	0.34%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock			11/27/2034	825,000	825,000	805,165	0.06%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	17	0.00%	D/E/N
						578,389	2,125	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	16,588,482	16,570,843	1.14%	E/N

Total Equity Securities - 20.0% of Net Assets						152,111,856	110,199,026	7.61%

Total Investments - 233.8% of Net Assets						$1,436,179,888	$1,290,523,348	89.12%

Cash and Cash Equivalents - 28.5% of Net Assets							$157,546,660	10.88%

Total Cash and Investments - 262.3% of Net Assets							$1,448,070,008	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2026

Notes to Consolidated Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933, as amended (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $47,514,452 and $247,076,742, respectively, for the six months ended June 30, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of June 30, 2026 was $1,285,599,141 or 88.8% of total cash and investments of the Company. As of June 30, 2026, approximately 16.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2026

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

Investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), TCPC Funding II, LLC, a Delaware limited liability company (“TCPC Funding II”), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”), BCIC Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVCP (“Merger Sub”), BlackRock DLF-C 2026, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVCP (“CLO Retention Holder”), and BlackRock DLF 2026-C CLO, LLC, a Delaware limited liability company and wholly-owned subsidiary of CLO Retention Holder (“CLO Issuer”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP (including effective from the closing (the “Closing”) of the Merger (as defined below) on March 18, 2024, the consolidated accounts of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

1. Organization and Nature of Operations — (continued)

On May 27, 2026, the Company completed a collateralized loan obligation transaction involving approximately $535.8 million of debt and equity interests secured by a portfolio of middle-market loans through the CLO Issuer (“CLO Transaction”). In connection with the CLO Transaction, the CLO Issuer issued multiple classes of senior secured floating rate notes maturing in 2034. The Company, through the CLO Retention Holder, has retained all interests in the CLO Issuer.

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

June 30, 2026

2. Summary of Significant Accounting Policies — (continued)

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

At June 30, 2026, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$155,849	$155,849
2	Other direct and indirect observable market inputs (3)	2,567,303	—	—	2,567,303
3	Independent third-party valuation sources that employ significant unobservable inputs	1,115,308,862	62,320,667	109,468,452	1,287,097,981
3	Valuation Designee valuations with significant unobservable inputs	—	127,490	574,725	702,215
Total		$1,117,876,165	$62,448,157	$110,199,026	$1,290,523,348

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

2. Summary of Significant Accounting Policies — (continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$947,214,873	Income approach	Discount rate	3.9% - 27.0% (12.2%)
	97,497,403	Market comparable companies	Revenue multiples	0.3x - 1.2x (0.6x)
	60,266,370	Market comparable companies	EBITDA multiples	3.0x - 8.3x (4.9x)
	10,330,216	Market quotations	Indicative bid/ask quotes	1 (1)
Other Corporate Debt	59,756,438	Market comparable companies	Book value multiples	1.0x (1.0x)
	2,564,229	Income approach	Discount rate	8.2% (8.2%)
	127,490	Asset approach (2)	N/A	N/A
Equity	55,097,667	Market comparable companies	Book value multiples	2.0x (2.0x)
	15,742,217	Market comparable companies	EBITDA multiples	3.0x - 10.5x (10.1x)
	7,060,651	Market comparable companies	Revenue multiples	0.3x - 8.8x (2.0x)
	16,570,849	Income approach	Discount rate	8.2% - 13.4% (13.4%)
	14,094,704	Option Pricing Model	EBITDA/Revenue multiples	1.8x - 9.5x (5.4x)
			Implied volatility	45.0% - 80.2% (61.6%)
			Term	0.1 years - 3.0 years (1.6 years)
	1,477,089	Transaction approach (3)	N/A	N/A
$1,287,800,196

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

During the six months ended June 30, 2026, fourteen senior debt positions with a fair value of $84.9 million transitioned from an income approach to an expected recovery valuation model, fourteen senior debt positions with a fair value of $18.1 million transitioned from an expected recovery valuation model to an income approach, and four senior debt positions with an aggregate fair value of $4.5 million transitioned from a transaction price approach to an income approach. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the three months ended June 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,212,025,456	$62,305,494	$113,479,015	$1,387,809,965
Net realized and unrealized gains (losses)	(8,131,038)	15,173	(5,821,136)	(13,937,001)
Acquisitions (1)	17,099,467	—	10,033,866	27,133,333
Dispositions	(103,282,647)	—	(8,223,293)	(111,505,940)
Transfers out of Level 3 (2)	(2,402,376)	—	—	(2,402,376)
Ending balance	$1,115,308,862	$62,320,667	$109,468,452	$1,287,097,981

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(5,051,547)	$15,173	$2,674,966	$(2,361,408)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred to Level 2 due to increased number of market quotes.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,358,559,662	$59,756,438	$113,856,216	$1,532,172,316
Net realized and unrealized gains (losses)	(33,611,257)	15,173	(16,418,695)	(50,014,779)
Acquisitions (1)	28,815,578	2,549,056	21,501,276	52,865,910
Dispositions	(235,717,667)	—	(9,470,345)	(245,188,012)
Transfers out of Level 3 (2)	(2,737,454)	—	—	(2,737,454)
Ending balance	$1,115,308,862	$62,320,667	$109,468,452	$1,287,097,981

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(27,635,319)	$15,173	$(7,991,075)	$(35,611,221)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred to Level 2 due to increased number of market quotes.

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

June 30, 2026

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

June 30, 2026

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

2. Summary of Significant Accounting Policies — (continued)

Changes in investments categorized as Level 3 during the six months ended June 30, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,549,242,872	$64,772,456	$150,615,054	$1,764,630,382
Net realized and unrealized gains (losses)	(47,523,851)	(2,348,611)	912,897	(48,959,565)
Acquisitions (1)	121,482,589	—	38,010,505	159,493,094
Dispositions	(97,614,248)	(2,539,224)	(1,258,135)	(101,411,607)
Ending balance	$1,525,587,362	$59,884,621	$188,280,321	$1,773,752,304

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(34,410,339)	$(2,349,135)	$917,592	$(35,841,882)

(1) Includes payments received in kind and accretion of original issue and market discounts.

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$—	$1,157,403	$1,157,403
Ending balance	$—	$—	$1,157,403	$1,157,403

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$—	$-

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2026, included in cash and cash equivalents was $150.4 million (27.2% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 3.54% and $0.6 million (0.1% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 3.51%. At December 31, 2025, included in cash and cash equivalents was $3.8 million (0.6% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 3.66% and $47.6 million (8.0% of net assets) held in the Allspring Government Money Market Fund with a 7- day yield of 3.65%. There was no restricted cash at June 30, 2026 and December 31, 2025.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 0.5% and 0.4% of total investments at June 30, 2026 and December 31, 2025, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2026 and December 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

June 30, 2026

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

During the six months ended June 30, 2026 and 2025, the Company did not enter into any additional derivative transactions.

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

June 30, 2026

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

Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development company to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded. No controlled investments were considered significant subsidiaries as of June 30, 2026 and December 31, 2025.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members’ or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

2. Summary of Significant Accounting Policies — (continued)

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”) that became effective at the Closing, pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor's base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

3. Management Fees, Incentive Fees and Other Expenses — (continued)

management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The base management fee is calculated on a consolidated basis as of the beginning of each quarter and is payable to the Advisor quarterly in arrears. On February 24, 2025, the Advisor voluntarily agreed to waive one third of its management fee for each of the first three quarters of 2025, starting on January 1, 2025 and ending on September 30, 2025. On January 22, 2026, the Advisor approved a one-time waiver to waive one third of its management fee for the fourth quarter of 2025. For the year ended December 31, 2025, the Advisor waived $7.3 million in management fees.

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

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of June 30, 2026, the Company’s cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three and six months ended June 30, 2026.

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of June 30, 2026 and December 31, 2025, no such reserve was accrued.

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

4. Debt

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

Debt is comprised of unsecured notes due May 2029 issued by the Company (the “2029 Notes”), amounts outstanding under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility originally entered into by BCIC and assumed by Merger Sub (“Merger Sub Facility”) and the notes offered in the CLO Transaction that closed on May 27, 2026 (the “Secured Notes”). Prior to being repaid, debt included $325.0 million in unsecured notes due February 2026 (the “2026 Notes”) which were repaid on February 9, 2026, $92.0 million in unsecured notes which were due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) which were repaid on July 31, 2025, $100.0 million in Funding II senior secured revolving credit facility (“Funding Facility II”) which were paid off on May 27, 2026 and $107.2 million in debentures guaranteed by the SBA (the “SBA Debentures”) which were paid off on June 17, 2026.

Total debt outstanding and available at June 30, 2026 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$134,833,287	$165,166,713	$300,000,000	(3)
Merger Sub Facility(4)	2028	SOFR+2.00%	(5)	54,000,000	211,000,000	265,000,000	(6)
2029 Notes ($325 million par)	2029	6.95%		322,739,642	—	322,739,642
Class A-1 Notes(7)	2034	SOFR+1.55%		270,600,000	—	270,600,000
Class A-2 Notes(7)	2034	SOFR+1.80%		54,100,000	—	54,100,000
Class B Notes(7)	2034	SOFR+2.15%		54,100,000	—	54,100,000
Class C Notes ($27.1 million par)(7)	2034	SOFR+2.70%		26,617,764	—	26,617,764
Total leverage				916,990,693	$376,166,713	$1,293,157,406
Unamortized issuance costs				(6,408,756)
Debt, net of unamortized issuance costs				$910,581,937

(1)
Except for the 2029 Notes and Secured Notes Class C, all carrying values are the same as the principal amounts outstanding.
(2)
As of June 30, 2026, $128.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $3.9 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%.
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Debt assumed by the Company as a result of the Merger with BCIC.
(5)
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
(6)
Merger Sub Facility includes a $60.0 million accordion which allows for expansion of the facility to up to $325.0 million subject to consent from the lender and other customary conditions.
(7)
Secured Notes offered in the CLO Transaction that closed on May 27, 2026.

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

June 30, 2026

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

The combined weighted-average interest rates on total debt outstanding at June 30, 2026 and December 31, 2025 were 6.03% and 4.90%, respectively.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2026	2025
Interest expense	$28,561,603	$30,651,094
Amortization of deferred debt issuance costs	1,917,572	2,618,207
Commitment fees	564,840	903,165
Total	$31,044,015	$34,172,466

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2026, the estimated fair value of the Operating Facility, as defined in Note 4, approximated its carrying value and the estimated fair value of the Merger Sub Facility was $47.8 million. As of June 30, 2026, the 2029 Notes had an estimated fair value of $322.4 million, the Class A-1 Secured Notes had an estimated fair value of $270.1 million, the Class A-2 Secured Notes had an estimated fair value of $54.1 million, the Class B Secured Notes had an estimated fair value of $54.0 million and the Class C Secured Notes had an estimated fair value of $27.0 million. As of December 31, 2025, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $32.9 million. As of December 31, 2025, the 2026 Notes and the 2029 Notes had estimated fair values of $323.8 million and $326.1 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2026 Notes and 2029 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

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

On February 9, 2021, the Company issued $175.0 million of unsecured notes that were to mature on February 9, 2026, unless previously repurchased or redeemed in accordance with their terms. The 2026 Notes were issued at a discount to the principal amount. On August 27, 2021, the Company issued an additional $150.0 million of the 2026 Notes, at a premium to par, for a total outstanding aggregate principal amount of $325.0 million. The 2026 Notes bore interest at an annual rate of 2.850%, payable semi-annually, and all principal

4. Debt — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

was due upon maturity. The 2026 Notes were redeemable in whole or part at the Company's option at a redemption price equal to par plus a “make whole” premium, as determined pursuant to the indenture governing the 2026 Notes, and any accrued and unpaid interest. On February 9, 2026, the 2026 Notes matured and the Company repaid $325.0 million of principal amount at par plus the accrued and unpaid interest.

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

As of June 30, 2026 and December 31, 2025, the components of the carrying value of 2026 Notes and 2029 Notes were as follows:

	June 30, 2026		December 31, 2025
	2026 Notes	2029 Notes	2026 Notes	2029 Notes
Principal amount of debt	N/A	$325,000,000	$325,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	N/A	(2,260,358)	33,026	(2,603,509)
Carrying value of debt	N/A	$322,739,642	$325,033,026	$322,396,491

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

4. Debt — (continued)

For the six months ended June 30, 2026 and 2025, the components of interest expense for the 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Six Months Ended June 30,
	2026			2025
	2025 Notes	2026 Notes	2029 Notes	2025 Notes	2026 Notes	2029 Notes
Stated interest expense	N/A	$977,708	$11,293,750	$3,346,539	$4,631,250	$11,293,750
Amortization of original issue discount/ (premium)	N/A	(33,026)	343,151	—	(199,703)	319,659
Total interest expense	N/A	$944,682	$11,636,901	$3,346,539	$4,431,547	$11,613,409

Secured Notes

On May 27, 2026, the Company, through its subsidiary, completed a $535,780,000 securitization of certain loans. In connection with the CLO Transaction, the CLO Issuer issued $270,600,000 of Class A-1 Notes (three-month SOFR + 1.55%), $54,100,000 of Class A-2 Notes (three-month SOFR + 1.80%), $54,100,000 of Class B Notes (three-month SOFR + 2.15%), and $27,100,000 of Class C Notes (three-month SOFR + 2.70%), each due 2034.

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the Secured Notes were as follows:

	June 30, 2026	December 31, 2025
Principal amount of debt	$405,900,000	N/A
Original issue (discount)/ premium, net of accretion	(482,236)	N/A
Carrying value of debt	$405,417,764	N/A

For the six months ended June 30, 2026 and 2025, the components of interest expense for the Secured Notes were as follows:

	Six Months Ended June 30,
	2026	2025
Stated interest expense	$2,090,101	N/A
Amortization of original issue discount/ (premium)	5,564	N/A
Total interest expense	$2,095,665	N/A

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

June 30, 2026

4. Debt — (continued)

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

On August 1, 2024, the Operating Facility was amended to (i) extend the expiration date of the Operating Facility and the maturity date with respect to loans made thereunder from May 6, 2025 and May 6, 2026 to August 1, 2028 and August 1, 2029, respectively, (ii) delete references to the 2022 Notes, (iii) remove certain borrowing base restrictions, (iv) lower the SOFR credit spread adjustment to 0.10% for one month contracts and 0.15% for three month contracts, respectively, (v) update the minimum amount of stockholder’s equity figure, (vi) update the “change in control” provisions to account for personnel changes and structuring variations and (vii) update certain mechanical/administrative provisions, including provisions for replacing CDOR and other reference rates. The Operating Facility may be terminated, and any outstanding amounts there under may become due and payable, should SVCP fail to satisfy certain financial or other covenants. As of June 30, 2026, SVCP was in full compliance with such covenants.

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

In connection with the CLO Transaction, on May 27, 2026, the proceeds from the issuance of all the Secured Notes and the LLC interests were used to prepay and terminate the Funding Facility II.

Merger Sub Facility

On March 18, 2024, Merger Sub entered into an assumption agreement (the “Credit Assumption Agreement”), effective as of the Closing. The Credit Assumption Agreement relates to Merger Sub’s assumption of that certain Second Amended and Restated Senior Secured Revolving Credit Agreement, originally entered into on February 19, 2016, as amended as of August 8, 2016, June 5, 2017, March 15, 2018, August 30, 2019, May 22, 2020, April 23, 2021, April 26, 2023 and September 6, 2023 (as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Merger Sub Facility”), by and among

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

4. Debt — (continued)

BCIC (the “Initial Borrower”), Citibank, N.A., as administrative agent and the other parties thereto. The Merger Sub Facility provides for amounts to be drawn up to $265.0 million, by which Merger Sub may seek an increase in the commitments to $325.0 million in the aggregate (subject to satisfaction of certain conditions, including obtaining commitments). The Merger Sub Facility matures on September 6, 2028. Amounts outstanding under the Merger Sub Facility bear interest at a rate based on, at Merger Sub’s election, (i) in the case of ABR loans, a base reference rate equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the “Prime Rate” in effect on such day and (c) the adjusted term SOFR rate plus 1.00%, plus a margin ranging from 0.75% to 1.00% per annum, in the case of ABR loans, and 1.75% to 2.00% per annum, in the case of eurocurrency loans or SOFR loans, (ii) in the case of eurocurrency loans, a rate per annum equal to the adjusted CDOR rate or the adjusted EURIBOR rate, for loans denominated in Canadian dollars or in euros, respectively, plus, in either case, the Applicable Margin (as defined in the Merger Sub Facility) or (iii) in the case of SOFR loans, a rate per annum equal to the adjusted term SOFR rate plus the Applicable Margin. The Merger Sub Facility is secured by all of the assets held by Merger Sub as successor to BCIC.

SBA Debentures

On June 17, 2026, the Company paid off all the outstanding principal amounts plus the accrued and unpaid interest thereon of the SBA Debentures.

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

June 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2026	December 31, 2025
Advanced Cooling Technologies Inc.	5/19/2033	$163,636	$-
Alcami Corporation	12/21/2029	1,167,666	NA
Alcami Corporation	12/21/2028	NA	919,537
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	NA	448,202
Alpine Acquisition Corp II (48Forty)	1/14/2031	278,658	NA
Alpine Acquisition Corp II (48Forty)	1/14/2031	1,114,630	NA
Alpine Acquisition Corp II (48Forty)	11/30/2029	NA	171,095
AmeriLife Holdings, LLC	8/31/2028	556,869	618,743
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	1,000,000	1,000,000
Applause App Quality, Inc.	10/24/2029	1,176,947	1,046,175
Appriss Health, LLC (PatientPing)	5/6/2027	736,257	736,257
Aras Corporation	4/13/2029	825,634	766,660
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	83,155	NA
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	119,484	NA
Beekeeper Buyer Inc. (Archway)	6/30/2031	200,000	200,000
Bluefin Holding, LLC (Allvue)	9/12/2029	762,821	762,821
Brown & Settle, Inc.	5/16/2030	NA	243,902
Bynder Bidco B.V. (Netherlands)	1/26/2029	1,259,424	1,259,424
Bynder Bidco, Inc. (Netherlands)	1/26/2029	346,984	346,984
CareATC, Inc.	9/14/2027	945,362	945,362
Chronicle Parent LLC (Lexitas)	4/15/2031	463,409	2,418,058
Chronicle Parent LLC (Lexitas)	4/15/2031	187,663	878,017
Clever Devices Ltd.	6/12/2030	245,098	343,137
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	371,429	428,571
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	163,522
Deepl Se (Germany)	6/26/2030	2,062,124	2,062,124
Deepl Se (Germany)	6/26/2030	581,163	581,163
DNAnexus, Inc	12/18/2029	NA	18,375,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	2,919,174
Douglas Holdings, Inc (Docupace)	8/27/2030	365,843	502,634
Douglas Holdings, Inc (Docupace)	8/27/2030	1,326,897	1,326,897
Dragos, Inc.	6/30/2030	NA	2,400,000
Dragos, Inc.	6/30/2030	881,172	881,172
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	776,367	776,367
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	258,789	258,789
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	349,100	349,100
Emerald Technologies (U.S.) AcquisitionCo, Inc.	10/1/2029	3,479	3,479
ESO Solutions, Inc.	5/3/2027	757,293	236,654
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,666,615	1,666,615
FirstUp, Inc	7/13/2027	38,620	38,620
Fishbowl, Inc.	11/4/2030	NA	30,224
Flexport Capital, LLC	6/30/2029	4,333,333	4,333,333
Fusion Holding Corp. (Finalsite)	9/15/2028	216,801	134,566
Fusion Risk Management, Inc.	5/22/2029	364,286	471,429
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,428,571	1,428,571
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	1,190,476	1,285,714
GC Waves Holdings, Inc. (Mercer)	10/4/2030	3,202,000	4,745,000
Griffon Bidco Inc. (Layerzero)	7/31/2031	3,500,000	3,500,000
Griffon Bidco Inc. (Layerzero)	7/31/2031	3,500,000	3,500,000

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	June 30, 2026	December 31, 2025
GTY Technology Holdings Inc.	7/9/2029	$986,727	$1,541,761
Honey Intermediate, Inc. (iLobby) (Canada)	9/30/2030	2,352,941	2,352,941
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	NA	322,581
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	193,548	193,548
ICIMS, Inc.	8/18/2028	1,000,325	1,044,116
Integrate.com, Inc.	12/17/2027	NA	14,000
Integrity Marketing Acquisition, LLC	8/25/2028	13,740,906	13,821,048
Intercept Bidco, Inc.	6/3/2030	NA	416,667
Intercept Bidco, Inc.	6/3/2030	277,778	277,778
IT Parent, LLC	10/1/2026	NA	175,000
James Perse Enterprises, Inc.	9/8/2027	NA	1,321,207
JF Acquisition, LLC (JF Petroleum)	6/18/2030	723,370	1,079,491
JF Acquisition, LLC (JF Petroleum)	6/18/2030	667,727	667,727
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	573,144	3,651,428
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,330,698	2,330,698
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	987,129	1,121,737
Logicmonitor, Inc	11/19/2031	50,748	50,748
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	51,137	51,137
Madison Logic Holdings, Inc.	12/30/2027	752,321	752,321
MB2 Dental Solutions LLC	2/13/2031	717,973	NA
Modigent, LLC (Pueblo)	8/23/2027	505,893	505,893
Mpulse Mobile Inc.	8/26/2032	371,047	371,047
Mpulse Mobile Inc.	8/26/2032	556,571	556,571
MRO Parent Corporation	6/9/2032	74,074	74,074
MRO Parent Corporation	6/9/2032	74,074	74,074
Oak Funding LLC	12/2/2032	444,444	444,444
Onward Acquireco Inc (Onestream Inc)	4/1/2033	111,133	NA
Onward Acquireco Inc (Onestream Inc)	4/1/2033	266,667	NA
Palmdale Oil Company, LLC	12/12/2031	434,783	434,783
Palmdale Oil Company, LLC	12/12/2031	NA	130,435
Pareto Health Intermediate Holdings Inc	6/1/2029	78,125	NA
Pluralsight, Inc.	8/22/2029	3,775,409	3,775,409
Pluralsight, Inc.	8/22/2029	1,849,410	1,849,410
PMA Parent Holdings, LLC	1/31/2031	750,000	750,000
Pyramid Analytics B.V.	3/31/2026	NA	240,118
RBS Buyer Inc.	7/31/2031	600,000	600,000
RBS Buyer Inc.	7/31/2031	1,000,000	1,000,000
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	2,190,160	1,460,107
Serrano Parent, LLC (Sumo Logic)	5/12/2030	530,457	697,970
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	1,530,512	1,530,512
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	382,628	382,628
Skydio, Inc	12/4/2029	NA	6,562,500
Sonny’s Enterprises, LLC	8/5/2028	35,220	106,122
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,482,759	4,482,759
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,008,621	1,479,310
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	NA	527,959
SRS Acquiom Holdings LLC	1/14/2032	130,435	NA
Stonebridge Companies, LLC	5/16/2031	193,548	193,548
Stonebridge Companies, LLC	5/16/2030	129,032	129,032
Streamland Media Midco LLC	3/31/2029	7,402	12,191

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	June 30, 2026	December 31, 2025
Suited Connector, LLC	3/29/2030	$917,767	$-
Syndigo, LLC	9/2/2032	298,578	355,450
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	1,352,453	1,352,453
Titan Home Improvement, LLC (Renuity)	5/31/2030	NA	348,837
Titan Home Improvement, LLC (Renuity)	5/31/2030	290,698	290,698
Trintech, Inc.	7/25/2029	NA	152,143
Vortex Companies, LLC	9/4/2029	NA	554,971
Vortex Companies, LLC	9/4/2029	62,771	87,268
Xactly Corporation	2/3/2028	854,898	854,898
Zenith AcquisitionCo LLC	1/13/2033	220,364	NA
Zenith AcquisitionCo LLC	1/13/2033	86,227	NA
Zilliant Incorporated	12/21/2027	NA	133,333
Total Unfunded Balances		$89,974,209	$129,189,974

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

On February 3, 2026, a putative securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Burnell v. BlackRock TCP Capital Corp., et al., Case No. 2:26-cv-01102. The complaint names the Company and certain of its current and former executive officers as defendants. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s securities between November 6, 2024 and January 23, 2026, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged materially false and misleading statements and/or omissions concerning the Company’s business, operations and financial condition. The plaintiff seeks unspecified compensatory damages, interest, attorneys’ fees and costs, and other relief. On June 10, 2026, the court entered an order appointing lead plaintiffs for the putative class and approving their selection of lead counsel. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

Between February 24, 2026, and May 27, 2026, three purported shareholder derivative actions were filed in the United States District Court for the Central District of California, captioned Daniel Terwilliger, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-01968; Bernstein & Company CPAs 401K Plan FBO Audrey Bernstein, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-05223; and Robert Urbani, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-05700. Additionally, on July 28, 2026, two purported shareholder derivative actions were filed in the Superior Court of the State of California, County of Los Angeles, captioned Anders Vinther, derivatively on behalf of BlackRock TCP Capital Corp. v. Tennenbaum Capital Partners, LLC, et al., Case No. 26STCV23786, and Robert Graham, derivatively on behalf of BlackRock TCP Capital Corp. v. Tennenbaum Capital Partners, LLC, et al., Case No. 26STCV23804. The defendants in the actions are certain current and former officers and directors of the Company. Additionally, the Vinther and Graham actions name Tennenbaum Capital Partners, LLC as a defendant. The Company is

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

named as a nominal defendant in the actions. The complaints variously assert claims on behalf of the Company for alleged violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, contribution under Section 21D of the Securities Exchange Act of 1934, breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising out of alleged wrongdoing by the defendants between November 6, 2024 and January 23, 2026, including allegedly making or causing the Company to make materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. The plaintiffs seek unspecified damages on behalf of the Company, corporate governance reforms, restitution, attorneys’ fees and costs, and such other relief as the court may deem just and proper. On June 29, 2026, the court consolidated the three derivative actions pending in federal court under the caption In re BlackRock TCP Capital Corp. Derivative Litigation, Case No. 2:26-cv-01968, and appointed lead counsel for the consolidated action. The derivative actions are in their early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from these matters.

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

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, SBIC, Merger Sub, CLO Retention Holder, CLO Issuer and the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At June 30, 2026 and December 31, 2025, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At June 30, 2026 and December 31, 2025, amounts reimbursable to the Advisor totaled $0.2 million and $1.4 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the six months ended June 30, 2026 and 2025, expenses allocated pursuant to the Administration Agreement totaled $0.9 million and $1.2 million, respectively.

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

7. Stockholders’ Equity and Dividends — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2026	March 17, 2026	March 31, 2026	Regular	$0.17	$14,318,949	$368,016
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$14,263,472	$642,132
				$0.34	$28,582,421	$1,010,148

(1)
Dividends reinvested through purchase of shares in the open market.

The following table summarizes the Company’s dividends declared and paid for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	0.04	3,401,509	63,840
				$0.58	$49,333,355	$1,813,887

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

7. Stockholders’ Equity and Dividends — (continued)

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the six months ended June 30, 2026, approximately $1.0 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Shares Repurchased	661,803	43,980
Price Per Share *	$4.34	$6.85
Total Cost	$2,871,849	$301,378

* Weighted-average price per share

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets from operations	$1,749,788	$(15,906,584)	$(14,552,100)	$4,988,004
Weighted average shares outstanding	83,915,423	85,042,931	84,124,040	85,060,179
Earnings (loss) per share	$0.02	$(0.19)	$(0.17)	$0.06

9. Subsequent Events

On June 17, 2026, the SBIC fully repaid its outstanding SBA debentures and accrued interest totaling approximately $108.7 million, which had an upcoming contractual payment due on September 1, 2026. On July 22, 2026, the SBIC voluntarily surrendered its license to operate as a small business investment company. In connection with such license surrender, effective July 23, 2026, the SBIC changed its name to TCPC SPV, LP.

On August 3, 2026, the Company terminated its Operating Facility with ING. In connection with the termination, the Company repaid in full all amounts outstanding under the facility, including accrued and unpaid interest, and satisfied all related obligations. As of the termination date, no amounts remained outstanding under the facility.

On August 4, 2026, the Company, through its wholly-owned subsidiary SVCP, entered into a definitive agreement (the “Transaction Agreement”) providing for the sale of 95% of the limited liability company interests in BlackRock DLF-C 2026, LLC (the “Continuation Vehicle”), to a group of investment funds and accounts managed by Pantheon Ventures (US) LP, and retained a 5% interest (the “Transaction”). The Transaction generated approximately $152 million in gross proceeds and, together with investment repayments received post June 30, 2026, is expected to reduce net leverage from 1.38x to 0.4x (with a further reduction to less than 0.3x following an already announced portfolio company paydown).1

The Company believes the Transaction meaningfully accelerates its ongoing efforts to strengthen its financial position and reshape its investment portfolio. As a result of the Transaction, the Company will have materially lower leverage, reduced investment position sizes, and significantly enhanced investment capacity, while realizing a substantial premium relative to the value implied by the Company’s current share price. The Company and its Board of Directors believe these outcomes provide substantially greater financial, investment, and operational flexibility, creating a stronger foundation from which to evaluate and pursue additional transactions or other strategic alternatives that can deliver greater long-term value to shareholders.

The purchase price for the transferred equity interest in the Continuation Vehicle was approximately $152 million, reflecting a sale of the Continuation Vehicle interests at approximately 95% of their gross fair market value as of December 31, 2025, subject to certain other adjustments as set forth in the Transaction Agreement. The Company intends to apply the net proceeds from the Transaction initially to the repayment of outstanding indebtedness, the payment of transaction expenses, and for general corporate purposes. The purchase price is subject to a customary post-closing dispute resolution process with respect to its calculation. In July 2026, the Board of Directors engaged Lincoln International LLC (“Lincoln”) as financial advisor to the Board of Directors in connection with the Transaction. Among other services, Lincoln rendered an opinion to the Board of Directors as to the fairness, from a financial point of view, of the consideration to be received by the Company in the Transaction. The Company incurred professional fees and other expenses associated with Lincoln’s engagement.

The Company estimates that the Transaction will reduce its net asset value by approximately $57 million or approximately $0.68 per share. The estimated per-share net asset value impact is preliminary and subject to final post-closing adjustments. The Company expects that the Transaction, together with repayments on investments since June 30, 2026, will significantly reduce net leverage and ongoing investment funding commitments, providing the Company with improved financial, operational, and investment flexibility. The Company estimates that net leverage to equity will decline from 1.38x as of June 30, 2026 to approximately 0.4x pro forma for the Transaction and completed repayments, with an expected further reduction to less than 0.3x post-completion of a paydown resulting from a publicly announced portfolio company transaction. In addition, the Transaction reduces the Company’s unfunded investment commitments from approximately $90 million down to approximately $36 million.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

9. Subsequent Events — (continued)

On August 6, 2026, the Company announced that its Board of Directors has engaged Keefe, Bruyette & Woods, a Stifel company (“KBW”) to consider strategic alternatives to maximize shareholder value. These could include, but are not limited to, using newly available leverage capacity to reinvest in the portfolio and/or return capital to shareholders through share repurchases, pursuing potential strategic combinations in the public or private markets, completing an orderly realization of portfolio assets, or some combination thereof. There is no guarantee the Company will pursue any of the foregoing or, that if it seeks to do so, will be successful in achieving any desired outcome.

On August 6, 2026, the Company’s Board of Directors declared a third quarter dividend of $0.17 per share, payable on September 30, 2026 to shareholders of record as of the close of business on September 16, 2026.

From July 1, 2026 through August 5, 2026, the Company received approximately $97.4 million in additional repayments, including $55.2 million from its investment in Motive Technologies, Inc. (Keep Truckin) and $39.6 million from its investment in Pico Quantitative Trading, LLC.

________________________

1 On June 23, 2026, Domo, Inc. announced an agreement to sell substantially all of its assets and certain liabilities to Progress Software Corporation for $400 million in cash. If consummated, this announced transaction would result in approximately $69 million in repayment proceeds to the Company. If the announced transaction does not occur, the Company would not expect to receive this repayment in a comparable timeframe, and the absence of that repayment would not have the same impact on the Company’s net leverage-to-equity ratio.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

10. Financial Highlights

	Six Months Ended June 30,
	2026	2025
Per Common Share
Per share NAV at beginning of period	$7.07	$9.23

Investment operations:
Net investment income (1)	0.44	0.70
Net realized and unrealized gain (loss) (1)	(0.58)	(0.64)
Total from investment operations	(0.14)	0.06

Repurchase of common stock	0.02	0.00
Loss on extinguishment of debt	(0.03)	—

Dividends to common shareholders	(0.34)	(0.58)

Per share NAV at end of period	$6.58	$8.71

Per share market price at end of period	$3.36	$7.70

Total return based on market value (2) (3)	(32.4)%	(4.9)%
Total return based on net asset value (2) (4)	(2.1)%	0.7%

Shares outstanding at end of period	83,902,775	85,036,467

Ratios to average common equity: (5)
Net investment income	12.7%	15.4%
Expenses, before incentive fee, and management fee waiver	15.9%	13.1%
Expenses, net of incentive fee, before management fee waiver	15.9%	13.1%
Management fee waiver	—	(0.9)%
Expenses, net of incentive fee, and management fee waiver	15.9%	12.2%

Ending common shareholder equity	$552,006,827	$740,476,938
Portfolio turnover rate	3.4%	7.4%
Weighted-average debt outstanding	$987,543,968	$1,145,193,596
Weighted-average interest rate on debt	5.8%	5.4%
Weighted-average number of common shares	84,124,040	85,060,179
Weighted-average debt per share	$11.74	$13.46

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended June 30, 2026.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of June 30, 2026 (Unaudited)	$134,833	$2,469	—	N/A
Fiscal Year 2025	146,213	5,406	—	N/A
Fiscal Year 2024	120,671	6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Funding Facility I
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Funding Facility II
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	100,000	5,406	—	N/A
Fiscal Year 2024	75,000	6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of June 30, 2026 (Unaudited)	$54,000	$2,469	—	N/A
Fiscal Year 2025	36,000	5,406	—	N/A
Fiscal Year 2024	60,000	6,932	—	N/A
SBA Debentures
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	111,200	5,406	—	N/A
Fiscal Year 2024	131,500	6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
2019 Convertible Notes
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
2022 Convertible Notes
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2026

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	$92,000	$1,789	—	N/A
2026 Notes
As of June 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	325,000	1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of June 30, 2026 (Unaudited)	$325,000	$1,603	—	N/A
Fiscal Year 2025	325,000	1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Secured Notes
As of June 30, 2026 (Unaudited)	$405,900	$2,469	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented (in 1,000’s).
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. For the Operating Facility, Funding Facility I, Funding Facility II, Merger Sub Facility and Secured Notes, the asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
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

June 30, 2026

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

June 30, 2026

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Six Months Ended June 30, 2026

Security	Dividends or Interest (2)	Fair Value at December 31, 2025	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2026
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	$—	$2,569	$—	$(2,390)	$—	$—	$179
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	2,569	—	(2,390)	—	—	179
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	—	4,029,848	—	(2,398,372)	—	—	1,631,476
Hylan Global LLC, Parent Common Units	—	—	—	7	—	—	7
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	1,676	5,824,453	—	(1,446,387)	1,676	(146,381)	4,233,361
SellerX Germany GMBH & Co. KG, Senior Secured First Lien Revolver, SOFR + 5.00%, 0% SOFR Floor, due 11/05/26	—	7	—	8,190	—	(8,197)	—
SellerX Preferred Non Convertible Shares Series Z	39,870	1,346,022	—	(5,992)	5,992	(1,346,022)	—
SellerX Preferred Non Convertible Shares Series Z	—	486	—	—	—	—	486
SellerX Germany GMBH, Senior Secured First Lien Revolver, SOFR + 5%, 2% SOFR Floor, due 6/18/29	520,038	12,582,986	—	30,046	(30,046)	—	12,582,986
SellerX Germany GMBH, Senior Secured First Lien Tranche A1 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	483,973	5,138,001	—	(154,200)	322,007	—	5,305,808
SellerX Germany GMBH, Senior Secured First Lien Tranche A2 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	555,275	5,894,966	—	(176,919)	369,447	—	6,087,494
Vingil Holding 2 S. à r.l. (SellerX) Class A Common Shares	—	—	—	(2,047)	2,049	—	2
Vingil Holding 2 S. à r.l. (SellerX) Class B Common Shares	—	—	—	(2,047)	2,049	—	2
Vingil Holding 2 S. à r.l. (SellerX) Class C Common Shares	—	—	—	(2,047)	2,049	—	2
Vingil Holding 2 S. à r.l. (SellerX) Class D Common Shares	—	—	—	(2,047)	2,049	—	2
Suited Connector, LLC Common units	—	—	—	—	68	—	68
Suited Connector, LLC Preferred Units	—	—	—	12,685	144,737	—	157,422
Suited Connector, LLC, Senior Secured First Lien Delayed Draw Term Loan, SOFR + 6%, 1% SOFR Floor, Due 3/29/30	3,983	—	—	—	161,959	—	161,959
Suited Connector LLC, First Lien TakeBack Term Loan, SOFR + 6%,1% SOFR Floor, due 03/31/30	49,331	—	—	—	2,011,518	—	2,011,518
Total	$1,654,146	$34,821,907	$—	$(4,143,910)	$2,995,554	$(1,500,600)	$32,172,951

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Six Months Ended June 30, 2026

Security	Dividends or Interest (2)	Fair Value at December 31, 2025	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at June 30, 2026
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/30	$3,585,386	$59,756,438	$—	$—	$—	$—	$59,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	2,614,290	51,042,936	—	34,732	4,000,001	20,000	55,097,669
AA Acquisition Aggregator, LLC, Ordinary Shares	—	978,126	(9,085,917)	8,107,796	—	—	5
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	287,231	11,757,894	—	—	—	(11,757,894)	—
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	448,761	12,296,081	(884,437)	—	—	(11,411,644)	—
Fishbowl INC., Common Membership Units	—	6	(787,032)	787,026	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	—	1,719,743	(10,674,984)	11,504,302	—	(2,549,061)	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Unsecured 1st Lien Term Loan, SOFR +11%, 1% SOFR Floor, due 6/3/26	—	127,489	—	—	—	—	127,489
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Total	$6,935,668	$137,678,713	$(21,432,370)	$20,433,856	$4,000,001	$(25,698,599)	$114,981,601

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2026

Investment	Acquisition Date
48forty Intermediate Holdings, Inc., Class A-1 Common Units	1/14/2026
48forty Intermediate Holdings, Inc., Preferred Units	1/14/2026
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
GoTab, Inc. (Fishbowl), Warrants to Purchase Series A Preferred Stock	2/23/2026
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
Igloo Parent Holdings LLC, Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
Khoros, LLC (f/k/a Lithium Technologies, LLC), Preferred Units	5/23/2025
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Purecars Technologies Holdings, LLC Preferred Equity Class A-2	4/8/2026
Purecars Technologies Holdings, LLC Preferred Equity Class AA-2	4/8/2026
Purecars Technologies Holdings, LLC Preferred Equity Class C-3	4/8/2026
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc.,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

BlackRock TCP Capital Corp.

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock	11/5/2024
48forty Intermediate Holdings, Inc. (Alpine Acquisition), Common Stock – KKR Participation	12/1/2025
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Fidelis (SVC), LLC, Preferred Unit-C	12/31/2019
Foursquare Labs, Inc. ,Warrants to Purchase Series E Preferred Stock	5/4/2017
GlassPoint, Inc. ,Warrants to Purchase Common Stock	3/31/2021
Grey Orange International Inc. ,Warrants to Purchase Common Stock	5/5/2022
Igloo Parent Holdings LLC, Common Units	5/9/2025
Infinite Commerce Holdings LLC (Razor), Series A-3, Preferred Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Common Units	8/27/2025
Infinite Commerce Holdings LLC (Razor), Series A Prime, Preferred Units	8/27/2025
InMobi, Inc. (Singapore) ,Warrants to Purchase Common Stock	8/22/2017
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	10/1/2018
InMobi, Inc. (Singapore) ,Warrants to Purchase Series E Preferred Stock	9/18/2015
JobandTalent USA, Inc. (United Kingdom), F1 Preferred Stock	2/11/2025
JobandTalent USA, Inc. (United Kingdom), F3 Preferred Stock	2/12/2025
Kellermeyer Bergensons Services, LLC, Common Stock	3/18/2024
Kellermeyer Bergensons Services, LLC, Preferred Stock	3/18/2024
Khoros, LLC (f/k/a Lithium Technologies, LLC), Preferred Units	5/23/2025
MBS Parent, LLC, Limited Partnership/Limited Liability Company Interests	3/15/2024
Motive Technologies, Inc., Warrants to Purchase Common Stock	11/27/2024
Pico Quantitative Trading Holdings, LLC ,Warrants to Purchase Membership Units	2/7/2020
Pluralsight, Inc., Common Stock	8/22/2024
Quora, Inc. ,Warrants to Purchase Series D Preferred Stock	4/12/2019
ResearchGate Corporation (Germany) ,Warrants to Purchase Series D Preferred Stock	11/7/2019
SnapLogic, Inc. ,Warrants to Purchase Series Preferred Stock	3/20/2018
SoundCloud, Ltd., Warrants to Purchase Preferred Stock	4/30/2015
Stitch Holdings, L.P., Limited Partnership/Limited Liability Company Interests	3/15/2024
Streamland Media Holdings LLC, Common Units	3/31/2025
SuCo Investors, LP (Suited Connector) ,Warrants to Purchase Class A Units	3/6/2023
Thras.io, LLC, Common Units	6/18/2024
Tradeshift, Inc.,Warrants to Purchase Series D Preferred Stock	3/9/2017
Utilidata, Inc., Common Stock	7/6/2020
Utilidata, Inc., Series A-1 Preferred Stock	7/6/2020
Utilidata, Inc., Series A-2 Preferred Stock	7/6/2020
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series D Stock	2/11/2021
Worldremit Group Limited (United Kingdom) ,Warrants to Purchase Series E Stock	3/15/2024
Worldremit Group Limited (United Kingdom), Series X Shares	6/24/2024

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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC (“TCPC Funding II”), TCPC SBIC, LP, a Delaware limited partnership (the “SBIC”), BCIC Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SVCP (“Merger Sub”), BlackRock DLF-C 2026, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVCP (“CLO Retention Holder”), and BlackRock DLF 2026-C CLO, LLC, a Delaware limited liability company and wholly-owned subsidiary of CLO Retention Holder (“CLO Issuer”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Exchange Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is the Advisor, which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC (“BCIA”), an indirect subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. All of the subsidiaries of the Company are treated as disregarded entities.

Our leverage program is comprised of $300.0 million in available debt under a revolving, multi-currency credit facility issued by SVCP (the “Operating Facility”), amounts outstanding under a senior secured revolving credit facility originally issued by BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), and assumed by Merger Sub (“Merger Sub Facility”), $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes”) and notes offered in the CLO Transaction (as defined below) that closed on May 27, 2026 ((the “Secured Notes”) and, together with the Operating Facility, Merger Sub Facility and the 2029 Notes, the “Leverage Program”). Prior to being repaid, debt included $92.0 million in unsecured notes which were due December 2025 and originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) which were repaid on July 31, 2025, $325.0 million in unsecured notes due February 2026 (the “2026 Notes”) which were repaid on February 9, 2026, $100.0 million under a senior secured revolving credit facility (“Funding Facility II”) which was paid off on May 27, 2026 and $111.2 million in debentures guaranteed by the SBA (the “SBA Debentures”) which were paid off on June 17, 2026.

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

On May 27, 2026, the Company completed a collateralized loan obligation transaction involving approximately $535.8 million of debt and equity interests secured by a portfolio of middle-market loans through the CLO Issuer (“CLO Transaction”). In connection with the CLO Transaction, the CLO Issuer issued multiple classes of senior secured floating rate notes maturing in 2034. The Company, through the CLO Retention Holder, has retained all interests in the CLO Issuer.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2026, 83.3% of our total assets were invested in qualifying assets.

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

As of June 30, 2026, 0.0% of our investments were categorized as Level 1, 0.2% were categorized as Level 2, 99.7% were categorized as Level 3 investments valued based on valuations by independent third-party sources, and 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee.

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

Portfolio and investment activity

During the three months ended June 30, 2026, we invested approximately $25.0 million, comprised of new investments in 1 new and 1 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $24.5 million, or 98.0% of total acquisitions, were in senior secured loans. The remaining $0.5 million, or 2.0% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $111.6 million in proceeds from sales or repayments of investments during the three months ended June 30, 2026.

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

During the six months ended June 30, 2026, we invested approximately $47.5 million, comprised of new investments in 7 new and 3 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $42.5 million, or 89.5% of total acquisitions, were in senior secured loans. The remaining $5.0 million, or 10.5% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $247.0 million in proceeds from sales or repayments of investments during the six months ended June 30, 2026.

During the six months ended June 30, 2025, we invested approximately $177.5 million, comprised of new investments in 13 new and 11 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $162.6 million, or 91.6% of total acquisitions, were in senior secured loans. The remaining $14.9 million, or 8.4% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $132.6 million in proceeds from sales or repayments of investments during the six months ended June 30, 2025.

At June 30, 2026, our consolidated investment portfolio of $1,290.5 million (at fair value) consisted of 134 portfolio companies and was invested 91.5% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 86.8% in senior secured loans, 4.6% in senior secured notes, 0.1% in unsecured debt and 8.5% in equity investments. Our average portfolio company investment at fair value was approximately $9.6 million. Our largest portfolio company investment based on fair value was approximately 8.9% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 27.6% of our portfolio at June 30, 2026.

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

The industry composition of our portfolio at fair value at June 30, 2026 was as follows:

Industry	Percent of Total Investments
Software	14.8%
Diversified Financial Services	11.8%
Internet Software and Services	11.5%
Professional Services	9.6%
Health Care Technology	5.5%
Diversified Consumer Services	4.6%
Road and Rail	4.3%
Capital Markets	3.6%
IT Services	3.4%
Construction and Engineering	3.0%
Technology Hardware, Storage and Peripherals	2.7%
Media	2.3%
Electrical Equipment	2.2%
Aerospace and Defense	2.1%
Specialty Retail	1.8%
Paper and Forest Products	1.8%
Real Estate Management and Development	1.7%
Automobiles	1.6%
Machinery	1.5%
Healthcare providers and Services	1.4%
Life Sciences Tools and Services	1.3%
Trading Companies and Distributors	1.3%
Commercial Services and Supplies	1.2%
Wireless Telecommunication Services	1.1%
Other	3.9%
Total	100.0%

The weighted average effective yield of our debt portfolio based on fair value was 11.2% at June 30, 2026 and 11.1% at December 31, 2025, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 10.5% at June 30, 2026 and 10.2% at December 31, 2025. At June 30, 2026, 93.9% of debt investments in our portfolio bore interest based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”), Canadian Overnight Repo Rate Average (“CORRA”), the Federal Funds Rate or the Prime Rate, and 6.1% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.8% at June 30, 2026. Debt and preferred equity investments in thirteen portfolio companies were on non-accrual status as of June 30, 2026, representing 1.6% of the portfolio at fair value and 7.4% at cost. At December 31, 2025, 94.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate, and 5.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.1% at December 31, 2025. Debt and preferred equity investments in fourteen portfolio companies were on non-accrual status as of December 31, 2025, representing 4.0% of the portfolio at fair value and 9.7% at cost.

Results of operations

Investment income

Investment income totaled $40.0 million and $51.5 million, respectively, for the three months ended June 30, 2026 and 2025, of which $37.8 million and $50.1 million were attributable to interest and fees on our debt investments, $2.2 million and $1.4 million to dividend income primarily from our investments in 36th Street and Ohio Transmission Corp., and $0.0 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $0.8 million and $0.5 million of non-recurring income related to prepayments and $2.9 million and $0.9 million in amendment fees for the three months ended June 30, 2026 and 2025, respectively. The decrease in investment income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the three months ended June 30, 2026.

Investment income totaled $82.6 million and $107.4 million, respectively, for the six months ended June 30, 2026 and 2025, of which $79.0 million and $102.6 million were attributable to interest and fees on our debt investments, $3.6 million and $4.7 million to dividend income primarily from our investments in 36th Street and Ohio Transmission Corp., and $0.0 million and $0.1 million to other income, respectively. Included in interest and fees on our debt investments were $3.1 million and $2.9 million of non-recurring income related to prepayments and $3.3 million and $1.1 million in amendment fees for the six months ended June 30, 2026 and 2025, respectively. The decrease in investment income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily reflects a decrease in portfolio size and a decrease in interest income due to lower SOFR rates during the six months ended June 30, 2026.

Expenses

Total operating expenses for the three months ended June 30, 2026 and 2025 were $21.9 million and $23.9 million, respectively, comprised of $15.0 million and $17.1 million in interest expense and related fees, $4.2 million and $5.5 million in base management fees, $0.8 million and $0.9 million in professional fees, $0.4 million and $0.5 million in administrative expenses, and $1.5 million and $1.7 million in other expenses, respectively, offset by $0.0 million and $1.8 million in management fee waivers. The decrease in operating expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily reflects a decrease in interest expense as a result of lower debt outstanding and due to lower SOFR rates, partially offset by an increase in net management fees due to the Company not accruing a management fee waiver during the three months ended June 30, 2026.

Total operating expenses for the six months ended June 30, 2026 and 2025 were $46.0 million and $47.6 million, respectively, comprised of $31.0 million and $34.2 million in interest expense and related fees, $8.9 million and $10.9 million in base management fees, $2.2 million and $1.8 million in professional fees, $0.9 million and $1.2 million in administrative expenses, and $3.0 million and $3.1 million in other expenses, respectively, offset by $0.0 million and $3.6 million in management fee waivers. The decrease in operating expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily reflects a decrease in interest expense as a result of lower debt outstanding and due to lower SOFR rates, partially offset by an increase in net management fees due to the Company not accruing a management fee waiver during the six months ended June 30, 2026.

Net investment income

Net investment income was $18.1 million and $27.6 million, respectively, for the three months ended June 30, 2026 and 2025. The decrease in net investment income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily reflects the decrease in total investment income, partially offset by a decrease in expenses during the three months ended June 30, 2026.

Net investment income was $36.6 million and $59.8 million, respectively, for the six months ended June 30, 2026 and 2025. The decrease in net investment income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily reflects the decrease in total investment income, partially offset by a decrease in expenses during the six months ended June 30, 2026.

Net realized and unrealized gain or loss

Net realized gain (loss) on investments and foreign currency for the three months ended June 30, 2026 and 2025 was $(14.8) million and $(66.3) million, respectively. Net realized loss on investments and foreign currency for the three months ended June 30, 2026 was comprised primarily of $10.0 million in losses from the exit of our investment in AutoAlert, partially offset by a $2.4 million realized gain due to paydown activities at par in Thras.io. Net realized loss for the three months ended June 30, 2025 was comprised primarily of $23.8 million, $22.5 million, $11.1 million, and $10.7 million in losses from the restructuring of our investments in SellerX, Khoros, InMoment, and Renovo, respectively.

Net realized gain (loss) on investments and foreign currency for the six months ended June 30, 2026 and 2025 was $(47.5) million and $(107.2) million, respectively. Net realized loss on investments and foreign currency for the six months ended June 30, 2026 was comprised primarily of $19.1 million, $11.5 million, $10.0 million, and $4.6 million in losses from the restructuring of our investments in Alpine, Fishbowl, AutoAlert, and Suited Connector, respectively, partially offset by a $2.4 million realized gain due to paydown activities at par in Thras.io. Net realized loss for the six months ended June 30, 2025 was comprised primarily of a $24.5 million loss from the disposition of our investment in Securus and $23.8 million, $22.5 million, $11.5 million, and $10.7 million in losses from the restructuring of our investments in SellerX, Khoros, InMoment, and Renovo, respectively.

For the three months ended June 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $1.3 million and $22.8 million, respectively. The change in net unrealized appreciation for the three months ended June 30, 2026 primarily reflects an $8.0 million reversal of previously recognized unrealized losses from the exit of our investment in AutoAlert, a $3.3 million reversal of previously recognized unrealized losses related to paydown activities at par on our investment in Thras.io, a $2.9 million unrealized gain on our investment in Job and Talent, partially offset by a $4.3 million unrealized loss on our investment in Pluralsight, a $3.3 million unrealized loss on our investment in PVHC, and a $2.1 million unrealized loss on our investment in Zilliant. The change in net unrealized appreciation for the three months ended June 30, 2025 primarily reflects $23.1 million, $20.3 million, $9.5 million and $7.7 million reversals of previously recognized unrealized losses from the restructuring of our investments in Khoros, SellerX, Renovo and InMoment, respectively, partially offset by a $9.6 million unrealized loss on our investment in AutoAlert, a $5.9 million unrealized loss on our investment in Brook & Whittle, a $4.7 million unrealized loss on our investment in 36th Street Capital, a $4.1 million unrealized loss on our investment in NEP Group, and a $4.1 million unrealized loss on our investment in Alpine.

For the six months June 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $(0.8) million and $52.4 million, respectively. The change in net unrealized depreciation for the six months ended June 30, 2026 primarily reflects an $8.2 million unrealized loss on our investment in Job and Talent, a $7.1 million unrealized loss on our investment in Pluralsight, a $3.7 million unrealized loss on our investment in PVHC, and a $2.6 million unrealized loss on our investment in Zilliant, partially offset by $17.2 million, $12.3 million, $8.1 million, and $4.5 million reversals of previously recognized unrealized losses from the restructuring of our investments in Alpine, Fishbowl, AutoAlert and Suited Connector, respectively. The change in net unrealized appreciation for the six months ended June 30, 2025 primarily reflects a $23.9 million reversal of previously recognized unrealized loss from the disposition of our investment in Securus, $21.7 million, $18.8 million and $8.7 million reversals of previously recognized unrealized losses from the restructuring of our investments in Khoros, SellerX and Renovo, respectively, and a $10.5 million unrealized gain on our investment in Job and Talent, partially offset by a $10.2 million unrealized loss on our investment in Razor, an $8.1 million unrealized loss on our investment in Brook & Whittle, a $6.4 million unrealized loss on our investment in Alpine, and a $5.0 million unrealized loss on our investment in NEP Group.

Incentive compensation

No incentive fees were accrued for three and six months ended June 30, 2026 and 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the six months ended June 30, 2026.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $1.7 million and $(15.9) million for the three months ended June 30, 2026 and 2025, respectively. The increase in net assets resulting from operations during the three months ended June 30, 2026 was primarily due to lower net investment income, partially offset by lower net realized and unrealized losses and the $2.9 million realized loss on extinguishment of debt compared to the three months ended June 30, 2025. Realized loss on extinguishment of debt reflects the write-off of unamortized deferred debt issuance costs, unpaid contractual interest expenses, and legal fees associated with the terminations of Funding Facility II and the SBA Debentures.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(14.6) million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net assets resulting from operations during the six months ended June 30, 2026 was primarily due to lower net investment income and the $2.9 million realized loss on extinguishment of debt, partially offset by lower net realized and unrealized losses compared to the six months ended June 30, 2025. Realized loss on extinguishment of debt reflects the write-off of unamortized deferred debt issuance costs, unpaid contractual interest expenses, and legal fees associated with the terminations of Funding Facility II and the SBA Debentures.

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

	Three months ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net investment income	$18,142,378	0.22	$27,594,675	0.32	$36,619,273	0.44	$59,797,344	0.70
Less: Purchase accounting discount amortization	613,650	0.01	1,293,521	0.01	1,540,539	0.02	2,795,894	0.03
Adjusted net investment income	$17,528,728	0.21	$26,301,154	0.31	$35,078,734	0.42	$57,001,450	0.67

Net realized and unrealized gain (loss)	$(16,392,590)	(0.20)	$(43,501,259)	(0.51)	$(51,171,373)	(0.61)	$(54,809,340)	(0.64)
Less: Realized gain (loss) due to the allocation of purchase discount	3,392,923	0.04	4,000,208	0.05	4,114,383	0.05	6,685,687	0.08
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(4,006,573)	(0.05)	(5,293,729)	(0.06)	(5,654,922)	(0.07)	(9,481,581)	(0.11)
Adjusted net realized and unrealized gain (loss)	$(15,778,940)	(0.19)	$(42,207,738)	(0.50)	$(49,630,834)	(0.59)	$(52,013,446)	(0.61)

Net increase (decrease) in net assets resulting from operations	$1,749,788	0.02	$(15,906,584)	(0.19)	$(14,552,100)	(0.17)	$4,988,004	0.06
Less: Purchase accounting discount amortization	613,650	0.01	1,293,521	0.01	1,540,539	0.02	2,795,894	0.03
Less: Realized gain (loss) due to the allocation of purchase discount	3,392,923	0.04	4,000,208	0.05	4,114,383	0.05	6,685,687	0.08
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(4,006,573)	(0.05)	(5,293,729)	(0.06)	(5,654,922)	(0.07)	(9,481,581)	(0.11)
Adjusted net increase (decrease) in assets resulting from operations	$1,749,788	0.02	$(15,906,584)	(0.19)	$(14,552,100)	(0.17)	$4,988,004	0.06

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of March 18, 2024, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the six months ended June 30, 2026, approximately $1.0 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Shares Repurchased	661,803	43,980
Price Per Share *	$4.34	$6.85
Total Cost	$2,871,849	$301,378

* Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at June 30, 2026 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Operating Facility	2029	SOFR+2.00%	(2)	$134,833,287	$165,166,713	$300,000,000	(3)
Merger Sub Facility(4)	2028	SOFR+2.00%	(5)	54,000,000	211,000,000	265,000,000	(6)
2029 Notes ($325 million par)	2029	6.95%		322,739,642	—	322,739,642
Class A-1 Notes(7)	2034	SOFR+1.55%		270,600,000	—	270,600,000
Class A-2 Notes(7)	2034	SOFR+1.80%		54,100,000	—	54,100,000
Class B Notes(7)	2034	SOFR+2.15%		54,100,000	—	54,100,000
Class C Notes ($27.1 million par)(7)	2034	SOFR+2.70%		26,617,764	—	26,617,764
Total leverage				916,990,693	$376,166,713	$1,293,157,406
Unamortized issuance costs				(6,408,756)
Debt, net of unamortized issuance costs				$910,581,937

(1)
Except for the 2029 Notes and Secured Notes Class C, all carrying values are the same as the principal amounts outstanding.
(2)
As of June 30, 2026, $128.0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $3.9 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%
(3)
Operating Facility includes a $100.0 million accordion which allows for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions.
(4)
Debt assumed by the Company as a result of the Merger with BCIC.
(5)
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
(6)
Merger Sub Facility includes a $60.0 million accordion which allows for expansion of the facility to up to $325.0 million subject to consent from the lender and other customary conditions.
(7)
Secured Notes offered in the CLO Transaction that closed May 27, 2026.

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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2026, the Company’s asset coverage ratio was 160.3%.

On July 13, 2015, we obtained exemptive relief from the SEC to permit us to exclude debt outstanding under the SBA Debentures from our asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting the SBIC to borrow up to $107.2 million more than it would otherwise be able to absent the receipt of this exemptive relief. On June 17, 2026, the Company paid off all the outstanding principal amount plus the accrued and unpaid interest thereon on the SBA Debentures.

Net cash provided by operating activities during the six months ended June 30, 2026 was $255.4 million, consisting primarily of the settlement of dispositions of investments (net of acquisitions) of $233.4 million and $22.0 million in net investment income (net of non-cash income and expenses).

Net cash used by financing activities was $159.0 million during the six months ended June 30, 2026, consisting primarily of $325.0 million in repayment of 2026 Notes, $205.2 million in net credit facility paydowns, $28.6 million in dividends paid to common shareholders, $2.9 million in repurchases of shares, and $2.7 million in payments of debt issuance costs, partially offset by $405.4 million in proceeds from issuance of Secured Notes.

At June 30, 2026, we had $157.5 million in cash and cash equivalents.

The Operating Facility and Merger Sub Facility (in the aggregate) are secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and are subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Operating Facility and Merger Sub Facility, and may therefore impact our ability to borrow under the Operating Facility and Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At June 30, 2026, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Operating Facility, Merger Sub Facility, the 2029 Notes and the Secured Notes, mature in August 2029, September 2028, May 2029 and July 2034, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

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

The following tables summarize dividends declared for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2026	March 17, 2026	March 31, 2026	Regular	$0.17	$14,318,949	$368,016
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$14,263,472	$642,132
				$0.34	$28,582,421	$1,010,148

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	0.04	3,403,092	186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	0.04	3,401,509	63,840
				$0.58	$49,333,355	$1,813,887

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

Recent Developments

See “Note 9 – Subsequent Events” to the consolidated financial statements for a summary of recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2026, 93.9% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 94.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2026 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure. Projected amounts in the table do not include the impact of interest rate changes on the Company's Interest Rate Swap.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$19,069,371	$0.23
Up 200 basis points	12,712,914	0.15
Up 100 basis points	6,356,457	0.08
Down 100 basis points	(6,329,050)	(0.08)
Down 200 basis points	(12,105,348)	(0.14)
Down 300 basis points	(14,294,412)	(0.17)

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

PART II - Other Information.

Item 1. Legal Proceedings

From time to time, the Company and the Advisor may be parties to certain legal proceedings incidental to the normal course of our business, including with respect to our investments in our portfolio companies. Such current legal proceedings are described in, and incorporated by reference in, this "Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q from, "Note 5 - Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk," in the notes to the consolidated financial statements.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Shares Repurchased	661,803	43,980
Price Per Share *	$4.34	$6.85
Total Cost	$2,871,849	$301,378

* Weighted-average price per share

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first two quarters of the year ended December 31, 2026 and for each fiscal quarter in the years ended December 31, 2025 and December 31, 2024. On June 30, 2026, the reported closing price of our common stock was $3.36 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2026
First Quarter	$6.72	$5.89	$3.44	(12.4)%	(48.8)%	$0.17
Second Quarter	$6.58	$4.39	$3.14	(33.3)%	(52.3)%	$0.17
Fiscal Year ended December 31, 2025
First Quarter	$9.18	$9.45	$7.72	2.9%	(15.9)%	$0.29
Second Quarter	$8.71	$8.05	$6.47	(7.6)%	(25.7)%	$0.29
Third Quarter	$8.71	$7.90	$6.12	(9.3)%	(29.7)%	$0.29
Fourth Quarter	$7.07	$6.19	$5.30	(12.4)%	(25.0)%	$0.25
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$0.44

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

3.1	Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (3)
3.3	Second Amended & Restated By-Laws of the Registrant (4)
10.1	Placement Agreement, dated as of May 27, 2026, by and among BlackRock DLF 2026-C CLO, LLC, as issuer, and Scotia Capital (USA) Inc., as placement agent (5)
10.2	Indenture, dated as of May 27, 2026, by and between BlackRock DLF 2026-C CLO, LLC, as issuer, and Computershare Trust Company, N.A., as trustee (6)
10.3	Investment Management Agreement by and between BlackRock DLF 2026-C CLO, LLC and Tennenbaum Capital Partners, LLC (7)
10.4

Payoff Letter by and between TCPC Funding II, LLC, Special Value Continuation Partners LLC, each of the Lenders from time to time party thereto, Morgan Stanley Asset Funding Inc. and Wells Fargo Bank, National Association (8)

10.5

Transaction Agreement by and between Special Value Continuation Partners LLC, BlackRock TCP Capital Corp., BlackRock DLF-C 2026, LLC, Tennenbaum Capital Partners, LLC, the New Investors and Pantheon Ventures (US) LP*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(4)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on August 2, 2024
(5)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 1, 2026
(6)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on June 1, 2026
(7)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on June 1, 2026
(8)
Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on June 1, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock TCP Capital Corp.

Date: August 6, 2026	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)