Form 10-Q
period 2026-09-30
BlackRock TCP Capital Corp.
filed 2026-11-05
CIK 1370755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of November 5, 2026 was 83,902,775.

BLACKROCK TCP CAPITAL CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	3

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2026 (unaudited) and December 31, 2025	6

	Notes to Consolidated Financial Statements (unaudited)	28

	Consolidated Schedule of Changes in Investments in Affiliates for the nine months ended September 30, 2026 (unaudited) and year ended December 31, 2025	61

	Consolidated Schedule of Restricted Securities of Unaffiliated Issuers as of September 30, 2026 (unaudited) and December 31, 2025	65

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	67

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	84

Item 4.	Controls and Procedures	84

Part II.	Other Information.	85

Item 1.	Legal Proceedings	85

Item 1A.	Risk Factors	85

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 3.	Defaults upon Senior Securities	85

Item 4.	Mine Safety Disclosures	85

Item 5.	Other Information	86

Item 6.	Exhibits	87

BlackRock TCP Capital Corp.

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $489,208,158 and $1,425,285,902, respectively)	$404,445,346	$1,360,801,852
Non-controlled, affiliated investments (cost of $106,815,228 and $101,284,695, respectively)	34,319,580	34,821,907
Controlled investments (cost of $97,344,630 and $151,475,599, respectively)	104,769,514	137,678,713
Total investments (cost of $693,368,016 and $1,678,046,196, respectively)	543,534,440	1,533,302,472

Cash and cash equivalents	253,136,577	61,075,494
Interest, dividends and fees receivable	7,030,615	21,495,630
Deferred debt issuance costs	1,192,859	5,123,425
Receivable for investments sold	—	26,313,406
Prepaid expenses and other assets	11,583,328	3,050,038
Total assets	816,477,819	1,650,360,465

Liabilities
Debt (net of deferred issuance costs of $3,431,843 and $5,299,866, respectively)	326,378,211	1,035,542,837
Interest and debt related payables	7,550,864	7,245,830
Management fees payable	3,018,684	3,393,322
Reimbursements due to the Advisor	119,546	1,272,082
Accrued expenses and other liabilities	8,420,739	4,893,197
Total liabilities	345,488,044	1,052,347,268

Commitments and contingencies (Note 5)

Net assets	$470,989,775	$598,013,197

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 200,000,000 shares authorized, 83,902,775 and 84,564,578 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$83,902	$84,564
Paid-in capital in excess of par	1,727,427,570	1,730,298,757
Distributable earnings (loss)	(1,256,521,697)	(1,132,370,124)
Total net assets	470,989,775	598,013,197
Total liabilities and net assets	$816,477,819	$1,650,360,465

Net assets per share	$5.61	$7.07

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$22,865,072	$40,969,242	$90,405,839	$126,035,196
Non-controlled, affiliated investments	404,875	912,871	1,310,320	1,589,518
Controlled investments	1,638,983	2,258,585	5,545,030	6,838,396
PIK interest income:
Non-controlled, non-affiliated investments	2,192,369	3,346,311	7,658,003	14,584,650
Non-controlled, affiliated investments	321,969	1,011,878	1,070,670	1,011,878
Controlled investments	—	415,661	415,331	1,491,424
Dividend income:
Non-controlled, non-affiliated investments	524,351	463,624	1,527,627	1,349,150
Non-controlled, affiliated investments	—	221,500	—	1,444,050
Controlled investments	524,352	913,861	3,138,642	3,521,218
Other income:
Non-controlled, non-affiliated investments	10,913	2,244	16,790	4,209
Total investment income	28,482,884	50,515,777	111,088,252	157,869,689

Operating expenses
Interest and other debt expenses	9,404,908	16,816,947	40,448,923	50,989,413
Management fees	3,018,683	5,544,927	11,910,234	16,489,889
Professional fees	1,060,286	825,189	3,303,473	2,640,088
Administrative expenses	596,023	414,900	1,505,756	1,566,294
Insurance expense	364,501	215,873	785,884	652,799
Director fees	212,500	182,500	587,500	567,500
Custody fees	51,608	91,880	217,807	276,413
Other operating expenses	408,793	990,597	2,343,820	3,105,305
Total operating expenses, before management fee waiver	15,117,302	25,082,813	61,103,397	76,287,701
Management fee waiver (Note 3)	—	(1,848,309)	—	(5,496,629)
Total operating expenses, after management fee waiver	15,117,302	23,234,504	61,103,397	70,791,072

Net investment income	13,365,582	27,281,273	49,984,855	87,078,617

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(73,407,438)	(77,727,536)	(99,459,827)	(184,932,758)
Non-controlled, affiliated investments	(1,971,183)	(4,097,709)	(1,971,183)	(4,097,709)
Controlled investments	907,653	(15,212,153)	(20,524,717)	(15,212,153)
Interest Rate Swap	—	—	—	(9,491)
Net realized gain (loss)	(74,470,968)	(97,037,398)	(121,955,727)	(204,252,111)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(3,138,716)	79,382,048	(20,217,921)	146,250,740
Non-controlled, affiliated investments	(1,975,215)	915,853	(6,119,125)	(1,366,401)
Controlled investments	787,913	13,827,936	21,221,769	1,656,187
Interest Rate Swap	—	—	—	(9,316)
Net change in unrealized appreciation (depreciation)	(4,326,018)	94,125,837	(5,115,277)	146,531,210

Net realized and unrealized gain (loss)	(78,796,986)	(2,911,561)	(127,071,004)	(57,720,901)

Realized loss on extinguishment of debt	(1,322,176)	—	(4,219,531)	—

Net increase (decrease) in net assets resulting from operations	$(66,753,580)	$24,369,712	$(81,305,680)	$29,357,716

Basic and diluted earnings (loss) per share	$(0.80)	$0.29	$(0.97)	$0.35

Basic and diluted weighted average common shares outstanding	83,902,775	85,034,351	84,049,474	85,051,475

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	84,564,578	$84,564	$1,730,298,757	$(1,132,370,124)	$598,013,197

Repurchase of common stock	(505,433)	(506)	(2,280,841)	—	(2,281,347)
Net investment income	—	—	—	18,476,895	18,476,895
Net realized and unrealized gain (loss)	—	—	—	(34,778,783)	(34,778,783)
Dividends paid to shareholders	—	—	—	(14,318,949)	(14,318,949)
Balance at March 31, 2026	84,059,145	$84,058	$1,728,017,916	$(1,162,990,961)	$565,111,013

Repurchase of common stock	(156,370)	(156)	(590,346)	—	(590,502)
Net investment income	—	—	—	18,142,378	18,142,378
Net realized and unrealized gain (loss)	—	—	—	(13,495,235)	(13,495,235)
Realized loss on extinguishment of debt	—	—	—	(2,897,355)	(2,897,355)
Dividends paid to shareholders	—	—	—	(14,263,472)	(14,263,472)
Balance at June 30, 2026	83,902,775	$83,902	$1,727,427,570	$(1,175,504,645)	$552,006,827

Net investment income	—	—	—	13,365,582	13,365,582
Net realized and unrealized gain (loss)	—	—	—	(78,796,986)	(78,796,986)
Realized loss on extinguishment of debt	—	—	—	(1,322,176)	(1,322,176)
Dividends paid to shareholders	—	—	—	(14,263,472)	(14,263,472)
Balance at September 30, 2026	83,902,775	$83,902	$1,727,427,570	$(1,256,521,697)	$470,989,775

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	85,080,447	$85,080	$1,731,057,459	$(946,018,872)	$785,123,667

Repurchase of common stock	(3,150)	(3)	(26,912)	—	(26,915)
Net investment income	—	—	—	32,202,669	32,202,669
Net realized and unrealized gain (loss)	—	—	—	(11,308,081)	(11,308,081)
Dividends paid to shareholders	—	—	—	(24,672,416)	(24,672,416)
Balance at March 31, 2025	85,077,297	$85,077	$1,731,030,547	$(949,796,700)	$781,318,924

Repurchase of common stock	(40,830)	$(41)	$(274,422)	—	(274,463)
Net investment income	—	—	—	27,594,675	27,594,675
Net realized and unrealized gain (loss)	—	—	—	(43,501,259)	(43,501,259)
Dividends paid to shareholders	—	—	—	(24,660,939)	(24,660,939)
Balance at June 30, 2025	85,036,467	$85,036	$1,730,756,125	$(990,364,223)	$740,476,938

Repurchase of common stock	(25,466)	$(25)	$(162,677)	—	(162,702)
Net investment income	—	—	—	27,281,273	27,281,273
Net realized and unrealized gain (loss)	—	—	—	(2,911,561)	(2,911,561)
Dividends paid to shareholders	—	—	—	(24,660,285)	(24,660,285)
Balance at September 30, 2025	85,011,001	$85,011	$1,730,593,448	$(990,654,796)	$740,023,663

See accompanying notes to the consolidated financial statements.

BlackRock TCP Capital Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$(81,305,680)	$29,357,716
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	121,955,727	204,252,111
Realized loss on extinguishment of debt	4,219,531	—
Change in net unrealized (appreciation) depreciation of investments	5,115,277	(146,531,210)
Net amortization of investment discounts and premiums	(12,058,287)	(11,008,069)
Amortization of original issue discount on debt	497,468	197,110
Interest and dividend income paid in kind	(9,144,004)	(17,087,952)
Amortization of deferred debt issuance costs	2,426,425	3,994,405
Changes in assets and liabilities:
Purchases of investments	(43,773,203)	(221,064,089)
Proceeds from disposition of investments	525,615,447	272,118,126
Decrease (increase) in interest, dividends and fees receivable	13,672,208	(4,195,917)
Decrease (increase) in due from broker	—	851,683
Decrease (increase) in receivable for investments sold	26,313,406	3,919,798
Decrease (increase) in prepaid expenses and other assets	(8,533,290)	(51,459)
Increase (decrease) in payable for investments purchased	—	(99,494)
Increase (decrease) in interest and debt related payables	305,034	1,498,774
Increase (decrease) in Interest Rate Swap, at fair value	—	(774,861)
Increase (decrease) in reimbursements due to the Advisor	(1,152,536)	788,816
Increase (decrease) in management fees payable	(374,638)	(2,228,180)
Increase (decrease) in accrued expenses and other liabilities	3,527,542	446,103
Net cash provided by (used in) operating activities	547,306,427	114,383,411

Financing activities
Draws on credit facilities	428,893,706	248,000,000
Repayments of credit facility draws	(816,062,769)	(225,137,120)
Proceeds from issuance of secured notes	405,412,200	—
Repayment of unsecured notes	(325,033,026)	(92,000,000)
Payments of debt issuance costs	(2,737,713)	(1,383,973)
Dividends paid to shareholders	(42,845,893)	(73,993,640)
Repurchase of shares	(2,871,849)	(464,080)
Net cash provided by (used in) financing activities	(355,245,344)	(144,978,813)

Net increase (decrease) in cash and cash equivalents (including restricted cash)	192,061,083	(30,595,402)
Cash and cash equivalents (including restricted cash) at beginning of period	61,075,494	91,589,702
Cash and cash equivalents (including restricted cash) at end of period	$253,136,577	$60,994,300

Supplemental cash flow information
Interest payments	$32,607,150	$43,762,820
Excise tax payments	$683,619	$478,159

Non-cash operating and financing activities in connection with the Continuation Vehicle Transaction
Deconsolidation of investments, net of cash	$402,730,442	$—
Deconsolidation of secured notes	$(402,730,442)	$—

See accompanying notes to the consolidated financial statements

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (A)
Aerospace & Defense
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	5.00%	8.79%	12/4/2029	$6,048,949	$6,021,473	$6,109,438	0.77%	N
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00%	8.79%	12/4/2029	$2,864,572	2,845,725	2,893,217	0.36%	N
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00%	8.79%	12/4/2029	$2,864,572	2,845,750	2,893,217	0.36%	N
Zenith AcquisitionCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.26%	1/13/2033	$10,660	10,117	9,042	0.00%	N
Zenith AcquisitionCo LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.26%	1/13/2033	$460,205	457,983	456,984	0.06%	N
Zenith AcquisitionCo LLC	Sr Secured Revolver	SOFR(Q)	0.50%	4.50%	8.26%	1/13/2033	$—	(387)	(604)	0.00%	K/N
								12,180,661	12,361,294	1.55%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.07%	8/22/2031	$2,956,120	2,846,989	2,913,006	0.37%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.07%	7/22/2030	$861,152	861,152	845,812	0.11%	H/N
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	6.13%	8.61%	8/22/2031	EUR 537,457	625,468	599,597	0.08%	H/N/O
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	6.13%	8.61%	8/22/2031	EUR 1,708,900	1,928,955	1,912,744	0.24%	H/N/O
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	SOFR(M)	1.00%	6.86%	10.77%	4/15/2028	$2,637,530	2,629,943	2,637,530	0.33%	G/N
Purecars Technologies Holdings, LLC	Promissory Note	SOFR(Q)	0.00%	9.40% PIK	13.09%	10/9/2029	$1,395,329	1,395,329	1,395,329	0.18%	G/N
								10,287,836	10,304,018	1.31%
Building Products
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.73%	3/1/2030	$1,101,190	1,057,446	1,001,621	0.13%

Capital Markets
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	1/31/2031	$851,526	805,986	837,050	0.11%	N
PMA Parent Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.82%	1/31/2031	$—	(2,121)	(2,078)	0.00%	K/N
SRS Acquiom Holdings LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.40%	1/14/2032	$—	(1,151)	(783)	0.00%	K/N
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	1/14/2032	$758,967	751,402	754,414	0.09%	N
								1,554,116	1,588,603	0.20%
Commercial Services & Supplies
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$308,012	300,498	304,520	0.04%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$213,666	208,423	211,244	0.03%	N
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$287,709	283,334	284,448	0.04%	N
Modigent, LLC (Pueblo)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	5/23/2028	$—	(823)	(588)	0.00%	K/N
								791,432	799,624	0.11%
Construction and Engineering
Brown & Settle, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.50%	10.26%	5/16/2030	$167,657	163,399	163,409	0.02%	N
Brown & Settle, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.33%	5/16/2030	$1,915,903	1,872,448	1,879,501	0.24%	N
Hylan Intermediate Holding II, LLC	First Lien Term Loan	SOFR(S)	2.00%	6.25%	10.15%	4/5/2029	$11,709,782	11,575,692	2,728,379	0.34%	B/C/N
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$—	(54)	(62)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	Sr Secured Revolver	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$—	(3,374)	(2,241)	0.00%	K/N
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$2,280,514	2,247,017	2,257,709	0.28%	N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.58%	2/1/2030	$799,844	791,809	798,244	0.10%	N
LJ Avalon Holdings, LLC (Ardurra)	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.58%	2/1/2029	$—	—	(657)	0.00%	K/N
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.50%	2/1/2030	$1,953,577	1,916,986	1,949,670	0.24%	N
RBS Buyer Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.75%	8.59%	7/31/2031	$—	(2,009)	—	0.00%	K/N
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.59%	7/31/2031	$—	(604)	3,099	0.00%	K/N
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.59%	7/31/2031	$668,649	660,750	686,033	0.09%	N
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.76%	5/31/2030	$1,823,256	1,777,674	1,808,670	0.23%	N
Titan Home Improvement, LLC (Renuity)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.81%	5/31/2030	$52,326	52,326	50,000	0.01%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$323,831	$320,054	$319,297	0.04%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$537,199	529,568	529,678	0.07%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$434,300	417,816	428,219	0.05%	N
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$321,244	313,853	316,747	0.04%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$420,578	415,050	414,690	0.05%	N
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$208,208	203,418	205,293	0.03%	N
Vortex Companies, LLC	Sr Secured Revolver	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$51,487	51,142	50,394	0.01%	N
								23,302,961	14,586,072	1.84%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.57%	3/30/2029	$199,301	197,352	183,108	0.02%	N
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.45%	3/30/2029	$1,584,639	1,537,542	1,461,036	0.18%	N
Lucky US BuyerCo, LLC (Global Payments)	Sr Secured Revolver	SOFR(Q)	1.00%	7.50%	11.45%	3/30/2029	$1,949	1,949	1,797	0.00%	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.35%	12.25%	12/14/2027	$875,780	860,496	786,450	0.10%	N
								2,597,339	2,432,391	0.30%
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	SOFR(Q)	1.00%	9.25% PIK	12.99%	3/14/2029	$20,595,083	16,906,861	2	0.00%	C/N
PVHC Holding Corp.	First Lien Term Loan	SOFR(Q)	2.50%	6.65% Cash + 2.75% PIK	13.48%	2/17/2027	$2,351,737	2,283,078	599,693	0.08%	C/N
								19,189,939	599,695	0.08%
Diversified Consumer Services
Express Wash Acquisition Company, LLC (Whistle)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.01%	4/10/2031	$—	(4,174)	(31,915)	0.00%	K/N
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.01%	4/10/2031	$9,238,143	9,155,852	8,702,331	1.09%	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	4.25% Cash + 2.00% PIK	10.32%	9/15/2029	$1,733,283	1,681,503	1,588,236	0.20%	N
Fusion Holding Corp. (Finalsite)	Sr Secured Revolver	SOFR(M)	0.75%	6.25%	10.32%	9/15/2028	$361	360	(11,266)	0.00%	K/N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.32%	7/15/2033	$58,762	58,175	53,987	0.01%	N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$3,506,692	3,131,296	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$1,577,075	1,408,812	—	0.00%	C/N
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	Fixed	0.00%	0.00%	15.00%	12/20/2029	$23,850,515	15,762,324	2	0.00%	C/N
SellerX Germany GMBH & Co. KG (Germany)	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.07%	6/18/2029	$9,428,703	9,539,239	9,428,703	1.18%	B/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.51% Cash + 8.49% PIK	13.07%	12/31/2028	$5,947,289	5,947,289	3,883,580	0.49%	B/C/H/N
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	SOFR(Q)	0.00%	0.51% Cash + 8.49% PIK	13.07%	12/31/2028	$6,823,483	6,823,483	4,455,734	0.56%	B/C/H/N
Thras.io, LLC	First Lien Second Out Term Loan	SOFR(M)	1.00%	8.11%	12.01%	6/18/2029	$446,782	171,385	442,314	0.06%	N
								53,675,544	28,511,706	3.59%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Senior Note	Fixed	0.00%	0.00%	12.00%	11/30/2030	$48,756,438	48,756,438	48,756,438	6.12%	E/F/N
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	2.63% Cash + 3.38% PIK	9.82%	3/15/2030	$2,362,732	2,349,516	2,036,675	0.26%	N
Beekeeper Buyer Inc. (Archway)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	6/30/2031	$—	(1,591)	(3,200)	0.00%	K/N
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	6/30/2031	$800,000	793,160	787,200	0.10%	N
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$1,761,767	1,717,019	1,744,320	0.22%	N
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$489,380	476,997	484,533	0.06%	N
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.40%	10/4/2030	$897	921	897	0.00%	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(A)	1.00%	11.00%	11.00%	6/8/2029	$34,644,008	10,575,543	127,490	0.02%	C/F/N
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.34%	12/2/2032	$7,758	7,524	7,669	0.00%	N
Oak Funding LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.32%	12/2/2032	$453,278	448,892	452,371	0.06%	N
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.57%	5/14/2031	$5,638,873	5,614,664	5,638,873	0.71%	N
								70,739,083	60,033,266	7.55%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Electrical Equipment
Griffon Bidco Inc. (Layerzero)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$—	$(10,782)	$—	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$—	(5,401)	13,333	0.00%	K/N
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$7,218,900	7,157,106	7,291,089	0.92%	N
Spark Buyer, LLC (Sparkstone)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	10/15/2031	$148,427	148,428	102,138	0.01%	N
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.97%	10/15/2031	$1,243,797	1,229,354	1,014,938	0.13%	N
								8,518,705	8,421,498	1.06%
Health Care Technology
Appriss Health, LLC (PatientPing)	Sr Secured Revolver	SOFR(M)	1.00%	4.85%	8.75%	5/6/2030	$—	(676)	—	0.00%	K/N
Appriss Health, LLC (PatientPing)	First Lien Term Loan	SOFR(M)	1.00%	4.85%	8.75%	5/6/2030	$980,373	965,293	990,177	0.12%	N
CareATC, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.85%	9.83%	9/14/2027	$14,540,895	14,540,895	14,104,668	1.77%	N
CareATC, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.85%	9.83%	9/14/2027	$—	(1,513)	(19,932)	0.00%	K/N
Mpulse Mobile Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.82%	8/26/2032	$—	(804)	(9,343)	0.00%	K/N
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	8/26/2032	$660,279	654,380	596,856	0.07%	N
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	8/26/2032	$—	(558)	(6,086)	0.00%	K/N
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$74,074	73,618	73,630	0.01%	N
MRO Parent Corporation	Sr Secured Revolver	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$—	(908)	(444)	0.00%	K/N
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$843,333	830,896	838,273	0.11%	N
								17,060,623	16,567,799	2.08%
Healthcare Providers and Services
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	Sr Secured Revolver	CORRA(Q)	0.75%	5.00%	7.42%	1/14/2033	CAD 55,252	15,708	10,724	0.00%	H/N/O
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	5.00%	7.42%	1/14/2033	CAD 147,196	92,019	90,347	0.01%	H/N/O
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	5.00%	7.42%	1/14/2033	CAD 1,040,823	743,530	725,772	0.09%	H/N/O
MB2 Dental Solutions LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.90%	2/13/2031	$281,322	275,426	281,322	0.04%	N
Pareto Health Intermediate Holdings Inc	First Lien Term Loan	SOFR(Q)	0.00%	5.00%	9.07%	6/1/2030	$917,266	908,845	912,679	0.11%	N
Pareto Health Intermediate Holdings Inc	Sr Secured Revolver	SOFR(Q)	0.00%	5.00%	9.07%	6/1/2029	$—	(655)	(391)	0.00%	K/N
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.76%	5/4/2028	$1,535,577	1,493,778	1,514,919	0.19%	N
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	9.76%	5/4/2028	$357,206	349,728	352,400	0.04%	N
								3,878,379	3,887,772	0.48%
Hotels, Restaurants and Leisure
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.06%	6/3/2027	$2,353,678	2,325,265	2,349,321	0.29%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Second Lien Term Loan	SOFR(Q)	2.00%	6.25%	10.06%	3/15/2029	$8,443	8,417	8,428	0.00%	H/N
OCM Luxembourg Baccarat BidCo S.À R.L. (Interblock) (Slovenia)	Sr Secured Revolver	SOFR(M)	2.00%	6.25%	10.15%	6/3/2027	$196,137	195,517	195,774	0.02%	H/N
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.75%	8.65%	5/16/2031	$—	(1,133)	1,548	0.00%	K/N
Stonebridge Companies, LLC	Sr Secured Revolver	SOFR(M)	0.75%	4.75%	8.65%	5/16/2030	$—	(1,413)	—	0.00%	K/N
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.65%	5/16/2031	$670,645	660,814	676,010	0.08%	N
								3,187,467	3,231,081	0.39%
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2029	$855,356	819,599	851,081	0.11%	N
AmeriLife Holdings, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2028	$22,194	21,547	21,750	0.00%	N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.59%	7/1/2032	$49,777	48,648	49,778	0.01%	N
EBS Parent Holdings Inc. (The Difference Card)	Sr Secured Revolver	SOFR(Q)	0.75%	4.75%	8.82%	7/1/2032	$—	(587)	—	0.00%	K/N
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	7/1/2032	$849,081	840,736	849,081	0.11%	N
Integrity Marketing Acquisition, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.76%	8/25/2028	$—	—	(1,241)	0.00%	K/N
								1,729,943	1,770,449	0.23%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Internet and Catalog Retail
Syndigo, LLC	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.76%	9/2/2032	$18,957	$17,947	$13,981	0.00%	N
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.76%	9/2/2032	$874,927	866,472	838,180	0.11%	N
								884,419	852,161	0.11%
Internet Software and Services
Acquia, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	9.90%	10/30/2026	$1,102,201	1,103,563	1,006,310	0.13%	N
Acquia, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	9.88%	10/30/2026	$14,743,858	14,741,832	13,461,142	1.69%	N
Bynder Bidco, Inc. (Netherlands)	Sr Secured Revolver A	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$—	(800)	(431)	0.00%	H/K/N
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$1,277,336	1,240,911	1,272,042	0.16%	H/N
Bynder Bidco B.V. (Netherlands)	Sr Secured Revolver B	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$—	(2,905)	(1,564)	0.00%	H/K/N
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$4,630,341	4,499,181	4,611,153	0.58%	H/N
e-Discovery Acquireco, LLC (Reveal)	Sr Secured Revolver	SOFR(Q)	1.00%	6.25%	10.01%	8/23/2029	$274,293	270,404	229,704	0.03%	N
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.01%	8/23/2029	$2,729,375	2,637,796	2,404,006	0.30%	N
GoTab, Inc. (Fishbowl)	Promissory Note	Fixed	0.00%	8.00% PIK	8.00%	2/23/2032	$3,793,238	2,549,056	2,332,841	0.29%	C/N
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.52%	8/29/2029	$984,925	967,572	984,925	0.12%	N
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.52%	8/29/2029	$1,809,443	1,815,904	1,809,443	0.23%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.40%	8/22/2029	$5,845,473	5,667,320	4,600,387	0.58%	N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50% PIK	11.40%	8/22/2029	$11,000,949	9,666,639	1	0.00%	C/N
Pluralsight, Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.40%	8/22/2029	$3,080,471	3,080,471	2,424,331	0.30%	N
Pluralsight, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.40%	8/22/2029	$—	—	(804,162)	-0.10%	K/N
Pluralsight, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	3.00% Cash + 1.50% PIK	8.40%	8/22/2029	$—	—	(393,924)	-0.05%	K/N
Suited Connector, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00% PIK	9.73%	3/31/2030	$2,061,177	2,061,177	2,061,177	0.26%	B/N
								50,298,121	35,997,381	4.52%
IT Services
Anthracite Buyer, Inc. (Coalfire)	Sr Secured Revolver	SOFR(Q)	0.75%	4.50%	8.25%	12/3/2032	$—	(443)	(400)	0.00%	K/N
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.25%	12/3/2032	$400,000	397,996	398,400	0.05%	N
Crewline Buyer, Inc. (New Relic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.57%	11/8/2030	$—	(1,310)	(9,811)	0.00%	K/N
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.57%	11/8/2030	$1,569,811	1,536,540	1,475,623	0.19%	N
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.58%	6/3/2030	$1,792,014	1,746,524	1,763,342	0.22%	N
Intercept Bidco, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.58%	6/3/2030	$—	—	(4,444)	0.00%	K/N
Madison Logic Holdings, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	7.00%	10.76%	12/30/2027	$—	(3,346)	(181,309)	-0.02%	K/N
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.76%	12/29/2028	$20,091,099	19,672,707	15,249,144	1.91%	N
Serrano Parent, LLC (Sumo Logic)	Sr Secured Revolver	SOFR(Q)	1.00%	6.50%	10.25%	5/12/2030	$227,107	226,504	169,814	0.02%	N
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.25%	5/12/2030	$5,175,727	5,040,075	4,601,222	0.58%	N
Xactly Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	6.35%	10.11%	2/3/2028	$—	—	(16,831)	0.00%	K/N
Xactly Corporation	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.35%	10.11%	7/31/2027	$2,859,936	2,859,936	2,571,082	0.32%	N
								31,475,183	26,015,832	3.27%
Life Sciences Tools & Services
Alcami Corporation	Sr Secured Revolver	SOFR(Q)	0.00%	5.65%	9.41%	12/21/2029	$—	(343)	(2,531)	0.00%	K/N
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.47%	12/21/2029	$2,284,135	2,264,367	2,265,862	0.28%	N
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.72%	12/21/2029	$168,136	166,581	166,791	0.02%	N
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.15%	12/18/2029	$500,000	496,397	497,000	0.06%	N
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.15%	12/20/2029	$2,500,000	2,481,523	2,485,000	0.31%	N
								5,408,525	5,412,122	0.67%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
Machinery
Advanced Cooling Technologies Inc.	Sr Secured Revolver	SOFR(M)	0.50%	4.50%	8.40%	5/19/2033	$—	$(778)	$(655)	0.00%	K/N
Advanced Cooling Technologies Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	8.40%	5/19/2033	$836,364	832,189	833,018	0.10%	N
Sonny’s Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.41%	8/5/2028	$4,606,684	4,544,451	4,403,990	0.55%	N
Sonny’s Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.40%	8/5/2028	$47,486	47,230	45,396	0.01%	N
Sonny’s Enterprises, LLC	Sr Secured Revolver	SOFR(Q)	1.00%	5.65%	9.72%	8/5/2028	$40,447	40,448	38,577	0.00%	N
								5,463,540	5,320,326	0.66%
Media
Khoros, LLC (Lithium)	First Lien Term Loan	Fixed	0.00%	0.00%	10.00%	5/23/2030	$958,624	958,624	800,451	0.10%	N
Streamland Media Midco LLC	Sr Secured Revolver	SOFR(Q)	0.00%	5.76% PIK	9.84%	3/31/2029	$1,076	1,053	87	0.00%	C/N
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	0.00%	5.76% PIK	9.84%	3/31/2029	$7,622	7,460	617	0.00%	C/N
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.84%	3/31/2029	$6,989	(28)	—	0.00%	C/N
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	1.00% Cash + 4.76% PIK	9.84%	3/31/2029	$46,890	46,890	45,014	0.01%	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.02%	2/23/2027	$5,791,856	5,772,482	3,498,281	0.44%	C/N
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.15%	12/31/2030	$2,006,242	1,976,610	1,998,217	0.25%	N
								8,763,091	6,342,667	0.80%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	4.75%	8.82%	12/12/2031	$—	—	(3,478)	0.00%	K/N
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	0.00%	4.75%	8.82%	12/12/2031	$561,304	558,649	556,814	0.07%	N
								558,649	553,336	0.07%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.90%	1/14/2031	$2,677,361	2,677,361	2,665,580	0.33%	N
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$3,573,687	3,573,687	3,541,881	0.44%	N
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$—	—	(14)	0.00%	K/N
Alpine Acquisition Corp II (48Forty)	Sr Secured Revolver	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$—	—	(55)	0.00%	K/N
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.90%	1/14/2031	$78,922	78,922	78,574	0.01%	N
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.66%	12/23/2026	$2,477,508	2,459,551	2,425,980	0.30%	N
								8,789,521	8,711,946	1.08%
Professional Services
Applause App Quality, Inc.	Sr Secured Revolver	SOFR(Q)	1.50%	6.00%	9.74%	10/24/2029	$12,590	11,020	(2,266)	0.00%	K/N
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.08%	10/24/2029	$1,259,010	1,242,105	1,110,447	0.14%	N
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.75%	4/15/2031	$3,756	3,726	3,726	0.00%	N
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	1/16/2030	$1,446,774	1,390,857	1,394,690	0.18%	N
Huckabee Acquisition, LLC (MOREgroup)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.82%	1/16/2030	$96,774	95,188	89,806	0.01%	N
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.57%	8/18/2028	$5,352,467	5,246,317	4,545,375	0.57%	N
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.07%	8/18/2028	$1,453,717	1,443,350	1,240,507	0.16%	N
ICIMS, Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.75%	9.57%	8/18/2028	$213,229	211,509	141,779	0.02%	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	1.00% Cash + 9.00% PIK	13.90%	10/15/2028	$5,091,518	5,091,518	12,128,457	1.52%	H/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$4,109,295	4,446,939	3,283,327	0.41%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (5.0% Exit Fee)	SOFR(M)	0.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$24,619,737	26,959,748	19,671,170	2.47%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$8,206,579	8,908,315	6,557,057	0.82%	H/L/N
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$3,566,746	3,806,723	2,849,830	0.36%	H/L/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (5.0% Exit Fee)	SOFR(M)	1.00%	3.50% Cash + 3.25% PIK	10.65%	10/13/2028	$7,133,491	$7,731,961	$5,699,659	0.72%	H/L/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.98%	12/20/2031	$1,435,180	1,420,106	1,429,379	0.18%	N
Lighthouse Parent Holdings, Inc (Aperture)	Sr Secured Revolver	SOFR(Q)	0.75%	5.00%	8.98%	12/20/2031	$—	(5,544)	(2,365)	0.00%	K/N
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.75%	12/20/2031	$2,963,969	2,937,470	2,952,113	0.37%	N
								70,941,308	63,092,691	7.93%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	1/18/2030	$785,714	742,158	782,217	0.10%	N
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	1/18/2030	$299,717	297,657	298,383	0.04%	N
Community Merger Sub Debt LLC (CINC Systems)	Sr Secured Revolver	SOFR(Q)	0.75%	5.25%	9.32%	1/18/2030	$42,857	38,720	41,903	0.01%	N
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.25%	6.43%	10.33%	3/2/2027	$3,266,667	3,197,425	3,171,933	0.40%	I/N
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.25%	6.61%	10.52%	3/21/2027	$2,843,151	2,819,282	2,831,106	0.36%	N
								7,095,242	7,125,542	0.91%
Semiconductors and Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.40% PIK	10.13%	12/31/2029	$217,586	(4,180)	168,629	0.02%	C/N
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.15%	10.22%	10/1/2029	$3,474	(21,368)	(9,660)	0.00%	C/K
								(25,548)	158,969	0.02%
Software
Aras Corporation	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	9.07%	4/13/2029	$119,892	111,933	117,094	0.01%	N
Aras Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	4/13/2029	$5,970,669	5,818,680	5,928,874	0.74%	N
Bluefin Holding, LLC (Allvue)	Sr Secured Revolver	SOFR(Q)	1.00%	4.25%	8.11%	9/12/2029	$—	(957)	—	0.00%	K/N
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	8.11%	9/12/2029	$1,939,057	1,879,395	1,940,996	0.24%	N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.07%	6/26/2030	$—	(3,865)	(17,528)	0.00%	H/K/N
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	9.07%	6/26/2030	$1,178,356	1,168,785	1,158,324	0.15%	H/N
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.07%	6/26/2030	$—	—	(581)	0.00%	H/K/N
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$4,753,837	4,702,213	4,511,391	0.57%	N
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$1,033,443	1,021,486	980,737	0.12%	N
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$853,621	853,621	810,087	0.10%	N
Douglas Holdings, Inc (Docupace)	Sr Secured Revolver	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$—	(4,067)	(21,082)	0.00%	K/N
Elastic Path Software, Inc. (Canada)	First Lien Delayed Draw Term Loan (0.75% Exit Fee)	SOFR(Q)	1.00%	7.76%	11.53%	1/6/2027	$1,513,874	1,519,743	1,368,086	0.17%	H/L/N
Elastic Path Software, Inc. (Canada)	First Lien Term Loan (0.75% Exit Fee)	SOFR(Q)	1.00%	7.76%	11.49%	1/6/2027	$3,663,268	3,658,835	3,295,843	0.41%	H/L/N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$414,536	413,063	341,577	0.04%	N
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$42,593	42,441	35,096	0.00%	N
FirstUp, Inc	Sr Secured Revolver	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$38,620	38,493	31,823	0.00%	N
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.32%	6/30/2029	$—	—	(21,667)	0.00%	K/N
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.32%	6/30/2029	$2,833,333	2,811,753	2,805,000	0.35%	N
Fusion Risk Management, Inc.	Sr Secured Revolver	SOFR(M)	1.00%	6.00%	9.90%	5/22/2029	$53,482	52,090	52,947	0.01%	N
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.76%	5/22/2029	$1,179,309	1,141,927	1,174,592	0.15%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.84%	3/10/2031	$3,114,988	3,074,316	3,146,138	0.39%	N
G-3 Apollo Acquisition Corp (Appriss Retail)	Sr Secured Revolver	SOFR(Q)	1.00%	5.00%	8.84%	3/10/2031	$—	(10,139)	—	0.00%	K/N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$1,371,258	1,322,134	1,332,177	0.17%	N
GTY Technology Holdings Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.45%	7/9/2029	$1,678,987	1,662,453	1,631,136	0.20%	N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investments	Notes
Debt Investments (continued)
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$767,592	$740,541	$745,716	0.09%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.45%	7/9/2029	$353,659	344,802	343,579	0.04%	N
GTY Technology Holdings Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	10.07%	7/9/2029	$194,927	183,925	171,779	0.02%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.38%	7/9/2029	$462,377	453,445	449,199	0.06%	N
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$311,517	301,476	302,639	0.04%	N
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.15%	9/30/2030	$9,750,531	9,649,264	9,536,019	1.20%	H/N
Honey Intermediate, Inc. (iLobby) (Canada)	Sr Secured Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.15%	9/30/2030	$—	(12,244)	(26,844)	0.00%	H/K/N
Integrate.com, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.97%	6/18/2029	$3,238,858	3,191,831	2,852,504	0.36%	N
Integrate.com, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.97%	6/18/2029	$205,797	202,846	181,248	0.02%	N
Integrate.com, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.64%	6/18/2029	$172,951	169,004	152,321	0.02%	N
Integrate.com, Inc.	Sr Secured Revolver	SOFR(Q)	1.00%	4.65% Cash + 2.25% PIK	10.97%	6/18/2029	$277,319	275,038	244,238	0.03%	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.26%	8/5/2028	$6,017,052	5,865,638	4,643,035	0.58%	N
Logicmonitor Inc.	Sr Secured Revolver	SOFR(Q)	0.75%	5.50%	9.32%	11/19/2031	$—	(468)	(1,269)	0.00%	K/N
Logicmonitor Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.32%	11/19/2031	$405,983	402,429	395,833	0.05%	N
Onward Acquireco Inc (Onestream Inc)	Sr Secured Revolver	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.95%	4/1/2033	$—	(782)	(445)	0.00%	K/N
Onward Acquireco Inc (Onestream Inc)	First Lien Delayed Draw Term Loan	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.95%	4/1/2033	$—	(929)	(1,067)	0.00%	K/N
Onward Acquireco Inc (Onestream Inc)	First Lien Term Loan	SOFR(M)	0.00%	2.38% Cash + 2.68% PIK	8.95%	4/1/2033	$630,545	623,058	628,023	0.08%	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.54%	7/1/2028	$2,113,639	2,113,387	1,853,592	0.23%	N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	6.75% PIK	10.41%	5/9/2028	$14,269,127	13,935,086	11,929,414	1.50%	H/N
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	Sr Secured Revolver	SOFR(Q)	1.00%	6.00%	9.89%	5/9/2028	$365,027	354,657	185,466	0.02%	H/N
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA(M)	0.75%	4.50%	6.78%	11/5/2032	CAD —	(6,703)	(68,247)	-0.01%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	Sr Secured Revolver	CORRA(M)	0.75%	4.50%	6.78%	11/5/2032	CAD —	(3,343)	(17,062)	0.00%	H/K/N/O
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA(M)	0.75%	4.50%	6.78%	11/5/2032	CAD 4,306,400	3,032,768	2,896,716	0.36%	H/N/O
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.47%	6/30/2028	$1,893,419	1,881,894	1,869,570	0.23%	N
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.47%	6/30/2028	$1,060,322	1,054,874	1,050,349	0.13%	N
								76,025,827	70,917,366	8.87%
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan	SOFR(Q)	2.00%	6.50%	10.57%	8/15/2028	$6,512,517	6,380,737	6,447,392	0.81%	G/N

Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	4/25/2031	$19,673,628	19,536,615	19,673,628	2.47%	H/N

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	6/11/2029	$9,891,180	9,745,444	9,784,355	1.23%	H/N

Total Debt Investments - 91.8% of Net Assets								531,092,148	432,502,603	54.29%

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities
Automobiles
AA Acquisition Aggregator, LLC	Common Stock				540,248	$—	$5	0.00%	D/E/F/N
Purecars Technologies Holdings, LLC	Preferred Units Class A-2				3,431	5,472,902	5,501,821	0.69%	D/E/N
Purecars Technologies Holdings, LLC	Preferred Units Class AA-2				4,276	2,610,712	2,583,825	0.32%	D/E/N
Purecars Technologies Holdings, LLC	Preferred Units Class C-3				1,303	436,685	411,291	0.05%	D/E/N
						8,520,299	8,496,942	1.06%
Capital Markets
BlackRock DLFC 2026 LLC	Common Units				50	11,153,572	10,842,711	1.36%	B/D/E/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units			2/7/2030	7,191	673,788	1,205,865	0.15%	D/E/N
						11,827,360	12,048,576	1.51%
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	Preferred Stock				171,813	285,933	2	0.00%	D/E/N
Kellermeyer Bergensons Services, LLC	Common Stock				171,813	—	2	0.00%	D/E/N
						285,933	4	0.00%
Construction & Engineering
Hylan Global LLC	Common Stock				738,447	738,447	7	0.00%	B/D/E/N

Diversified Consumer Services
Infinite Commerce Holdings LLC (Razor)	Series A-3 Preferred Units				41,346,557	—	413	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Common Shares				196,805	—	2	0.00%	D/E/N
Infinite Commerce Holdings LLC (Razor)	Series A Preferred Units				10,173,792	—	102	0.00%	D/E/N
SellerX Germany GMBH & Co. KG (Germany)	Class A Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Class B Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Class C Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
SellerX Germany GMBH & Co. KG (Germany)	Class D Common Stock				176,545	2,049	2	0.00%	B/D/E/H/N
Vingil Holdings 2 S.a r.l (Germany)	Preferred Units				48,576,519	15,107,298	486	0.00%	B/D/E/H/N
Thras.io, LLC	Common Units				291,605	—	3	0.00%	D/E/N
TVG-Edmentum Holdings, LLC	Series B-1 Common Units				17,858,122	24,166,714	179	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series B-2 Common Units				17,858,122	13,421,162	179	0.00%	B/D/E/N
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	Fixed	15.00%		2,542	6,128,156	753,466	0.09%	B/D/E/N
						58,831,526	754,838	0.09%
Diversified Financial Services
36th Street Capital Partners Holdings, LLC	Membership Units				32,277,397	38,012,650	55,885,580	7.01%	E/F/N
Gordon Brothers Finance Company	Common Stock				10,612	—	—	0.00%	D/F/N
Gordon Brothers Finance Company	Preferred Stock	Fixed	13.50%		34,285	—	—	0.00%	D/F/N
Worldremit Group Limited (United Kingdom)	Series X Shares				3,721	373,524	457,380	0.06%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock			2/11/2031	42,482	28,022	49,503	0.01%	D/E/H/N
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock			8/17/2031	508	61	26	0.00%	D/E/H/N
						38,414,257	56,392,489	7.08%
Electric Utilities
Utilidata, Inc.	Common Stock				29,593	216,336	3,158	0.00%	D/E/N
Utilidata, Inc.	Series A-2 Preferred Stock				257,369	153,398	39,419	0.00%	D/E/N
Utilidata, Inc.	Series A-1 Preferred Stock				500,000	500,000	54,933	0.01%	D/E/N
						869,734	97,510	0.01%
Energy Equipment and Services
GlassPoint, Inc.	Warrants to Purchase Common Stock			9/12/2029	2,088,152	275,200	2,272,534	0.29%	D/E/N

Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests				5,910	—	—	0.00%	D/E/N

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

Issuer	Instrument	Ref	Total Coupon	Expiration	Shares	Cost	Fair Value	% of Total Cash and Investments	Notes
Equity Securities (continued)
Internet Software and Services
Domo, Inc.	Common Stock				49,792	$1,543,054	$165,807	0.02%	D
GoTab, Inc. (Fishbowl)	Warrants to Purchase Series A Preferred Stock			2/23/2033	486,320	5	5	0.00%	D/E/N
Igloo Parent Holdings LLC (InMoment)	Common Units				97	—	13,832	0.00%	D/E/I/N
InMobi, Inc. (Singapore)	Warrants to Purchase Series E Preferred Stock			10/3/2028	1,511,002	93,407	1,171,856	0.15%	D/E/H/N
Pluralsight, Inc.	Common Stock				2,865,672	7,995,225	29	0.00%	D/E/N
ResearchGate Corporation (Germany)	Warrants to Purchase Series D Preferred Stock			10/30/2029	333,370	202,001	30,003	0.00%	D/E/H/N/O
SnapLogic, Inc.	Warrants to Purchase Series Preferred Stock			3/19/2028	1,860,000	377,722	5,349,012	0.67%	D/E/N
Suited Connector, LLC	Common Units				6,761,364	68	68	0.00%	B/D/E/N
Suited Connector, LLC	Preferred Units				5,250,000	144,737	164,904	0.02%	B/D/E/N
						10,356,219	6,895,516	0.86%
IT Services
Fidelis (SVC), LLC	Preferred Unit-C				657,932	2,001,384	7	0.00%	D/E/N

Media
Khoros, LLC (Lithium)	Preferred Units				63,768	1,302,031	1	0.00%	D/E/N
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests				546	21,204	204,396	0.03%	D/E/N
Quora, Inc.	Warrants to Purchase Series D Preferred Stock			4/11/2029	507,704	65,245	25,976	0.00%	D/E/N
SoundCloud, Ltd. (United Kingdom)	Warrants to Purchase Preferred Stock			12/31/2026	946,498	79,082	572,593	0.07%	D/E/H/N
Streamland Media Holdings LLC	Common Units				2,636	134,515	—	0.00%	D/E/N
						1,602,077	802,966	0.10%
Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units				1,787	—	—	0.00%	D/E/N
48forty Intermediate Holdings, Inc.	Preferred Units				1,787	6,829,548	5,431,917	0.68%	D/E/N
						6,829,548	5,431,917	0.68%
Professional Services
JobandTalent USA, Inc. (United Kingdom)	F1 Preferred Stock				255,112	3,207,662	3	0.00%	D/E/H/N
JobandTalent USA, Inc. (United Kingdom)	F3 Preferred Stock				17,007	—	—	0.00%	D/E/H/N
						3,207,662	3	0.00%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	Warrants to Purchase Common Stock			11/27/2034	825,000	825,000	670,375	0.08%	D/E/N

Software
Grey Orange International Inc.	Warrants to Purchase Common Stock			5/6/2032	10,538	546	2,108	0.00%	D/E/N
Tradeshift, Inc.	Warrants to Purchase Series D Preferred Stock			3/6/2027	1,712,930	577,843	17	0.00%	D/E/N
						578,389	2,125	0.00%
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	Fixed	12.50%		9,586	17,112,833	17,166,028	2.15%	E/N

Total Equity Securities - 23.6% of Net Assets						162,275,868	111,031,837	13.94%

Total Investments - 115.4% of Net Assets						$693,368,016	$543,534,440	68.23%

Cash and Cash Equivalents - 53.7% of Net Assets							$253,136,577	31.77%

Total Cash and Investments - 169.1% of Net Assets							$796,671,017	100.00%	M

BlackRock TCP Capital Corp.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2026

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

Including $457,483,300 of investments, net of losses, disposed of in connection with the Continuation Vehicle Transaction (as defined below), aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $53,710,014 and $928,345,889, respectively, for the nine months ended September 30, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on and maturities of debt investments. The total value of restricted securities and bank debt as of September 30, 2026 was $543,368,633 or 68.2% of total cash and investments of the Company. As of September 30, 2026, approximately 19.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2026

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

Investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC, a Delaware limited liability company (“TCPC Funding”), TCPC Funding II, LLC, a Delaware limited liability company (“TCPC Funding II”), TCPC SPV, LP (formerly, TCPC SBIC, LP), a Delaware limited partnership (the “SBIC”), and BCIC Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. The SBIC was organized in June 2013, and, on April 22, 2014, received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958. These consolidated financial statements include the accounts of the Company, SVCP (including effective from the closing (the “Closing”) of the Merger (as defined below) on March 18, 2024, the consolidated accounts of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

September 30, 2026

1. Organization and Nature of Operations — (continued)

On May 27, 2026, the Company completed a collateralized loan obligation transaction through BlackRock DLF 2026-C CLO, LLC (the “CLO Issuer”) (the “CLO Transaction”). In connection with the CLO Transaction, the CLO Issuer issued multiple classes of senior secured floating rate notes maturing in 2034. Prior to the Continuation Vehicle Transaction (as defined below), SVCP owned 100% of the limited liability company interests in BlackRock DLF-C 2026, LLC (the “CLO Retention Holder”), which retained all interests in the CLO Issuer.

On August 4, 2026, SVCP sold 95% of the limited liability company interests in the CLO Retention Holder to a group of investment funds and accounts managed by Pantheon Ventures (US) LP, and retained the remaining 5% interest (the “Continuation Vehicle Transaction”). See Note 13, “CLO Transaction and Continuation Vehicle Transaction.”

On August 6, 2026, the Company announced that its Board of Directors had engaged Keefe, Bruyette & Woods, a Stifel company, to consider strategic alternatives to maximize shareholder value. These could include, but are not limited to, using newly available leverage capacity to reinvest in the portfolio and/or return capital to shareholders through share repurchases, pursuing potential strategic combinations in the public or private markets, completing an orderly realization of portfolio assets, or some combination thereof. There is no guarantee the Company will pursue any of the foregoing or, that if it seeks to do so, will be successful in achieving any desired outcome.

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

All investments are valued at least quarterly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Valuation Designee which in the aggregate comprise less than 5% of the assets of the Company, and investments valued using net asset value (“NAV”) per share (or its equivalent) as a practical expedient for fair value. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation. Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

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

The Company's investment in the Continuation Vehicle is recorded at fair value and is based upon the Company’s percentage ownership of the net assets of the Continuation Vehicle, which is a practical expedient for valuation. The underlying investments of the Affiliated Entities are recorded at fair value.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

At September 30, 2026, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Equity Investment in Continuation Vehicle	Total
1	Quoted prices in active markets for identical assets	$—	$—	$165,807	$—	$165,807
2	Other direct and indirect observable market inputs (3)	991,961	—	—	—	991,961
3	Independent third-party valuation sources that employ significant unobservable inputs	380,293,873	51,089,279	99,434,757	—	530,817,909
3	Valuation Designee valuations with significant unobservable inputs	—	127,490	588,562	—	716,052
NAV(4) as Practical Expedient		—	—	—	10,842,711	10,842,711
Total		$381,285,834	$51,216,769	$100,189,126	$10,842,711	$543,534,440

(1)
Includes senior secured loans
(2)
Includes senior secured notes, unsecured debt and subordinated debt
(3)
For example, quoted prices in inactive markets or quotes for comparable investments
(4)
As of September 30, 2026, the Company's investment in the Continuation Vehicle was valued using NAV per share (or its equivalent) as a practical expedient for fair value and has been excluded from the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the amounts presented in the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg.) (1)
Bank Debt	$267,062,898	Income approach	Discount rate	3.9% - 32.0% (13.0%)
	70,736,237	Market comparable companies	Revenue multiples	0.3x - 5.0x (0.8x)
	40,070,703	Market comparable companies	EBITDA multiples	2.8x - 8.0x (4.7x)
	2,424,035	Market quotations	Indicative bid/ask quotes	1 (1)
Other Corporate Debt	48,756,438	Market comparable companies	EBITDA multiples	8.0x (8.0x)
	2,332,841	Income approach	Discount rate	15.5% (15.5%)
	127,490	Asset approach (2)	N/A	N/A
Equity	70,019,340	Market comparable companies	EBITDA multiples	2.8x - 10.5x (8.4x)
	2,041,247	Market comparable companies	Revenue multiples	0.3x - 9.5x (5.8x)
	17,166,034	Income approach	Discount rate	13.2% - 18.5% (13.2%)
	8,509,791	Option Pricing Model	EBITDA/Revenue multiples	2.2x - 13.0x (6.7x)
			Implied volatility	45.0% - 60.0% (51.8%)
			Term	0.1 years - 3.0 years (1.1 years)
	2,286,907	Transaction approach (3)	N/A	N/A
$531,533,961

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

September 30, 2026

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

During the nine months ended September 30, 2026, twelve senior debt positions with a fair value of $57.6 million transitioned from an income approach to an expected recovery valuation model, twelve senior debt positions with a fair value of $15.9 million transitioned from an expected recovery valuation model to an income approach, and four senior debt positions with an aggregate fair value of $1.0 million transitioned from a transaction price approach to an income approach. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Changes in investments categorized as Level 3 during the three months ended September 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,115,308,862	$62,320,667	$109,468,452	$1,287,097,981
Net realized and unrealized gains (losses)	(9,064,100)	(231,388)	(4,784,582)	(14,080,070)
Acquisitions (1)	12,622,305	—	524,351	13,146,656
Dispositions	(738,573,194)	(11,000,000)	(5,773,464)	(755,346,658)
Ending balance	$380,293,873	$51,089,279	$99,434,757	$530,817,909

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(433,038)	$(231,388)	$(4,731,589)	$(5,396,015)

(1)
Includes payments received in kind and accretion of original issue and market discounts.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$127,490	$574,725	$702,215
Net realized and unrealized gains (losses)	—	—	13,837	13,837
Ending balance	$—	$127,490	$588,562	$716,052

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$13,837	$13,837

Changes in investments categorized as Level 3 during the nine months ended September 30, 2026 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$1,358,559,662	$59,756,438	$113,856,216	$1,532,172,316
Net realized and unrealized gains (losses)	(43,907,793)	(216,215)	(20,227,704)	(64,351,712)
Acquisitions (1)	41,437,883	2,549,056	22,025,627	66,012,566
Dispositions	(973,058,425)	(11,000,000)	(7,000,515)	(991,058,940)
Transfers out of Level 3 (2)	(2,737,454)	—	(9,218,867)	(11,956,321)
Ending balance	$380,293,873	$51,089,279	$99,434,757	$530,817,909

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(26,673,169)	$(216,215)	$(19,793,029)	$(46,682,413)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred to Level 2 due to increased number of market quotes and two investments transferred to Valuation Designee Valuation.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

	Valuation Designee Valuation
	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$—	$127,490	$574,725	$702,215
Net realized and unrealized gains (losses)	—	—	(961,737)	(961,737)
Dispositions	—	—	(8,243,293)	(8,243,293)
Transfers into Level 3 (1)	—	—	9,218,867	9,218,867
Ending balance	$—	$127,490	$588,562	$716,052

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$—	$—	$7,542,554	$7,542,554

(1)
Comprised of two investments that were transferred from Independent Third-Party Valuation.

At December 31, 2025, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt (1)	Other Corporate Debt (2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$427,941	$427,941
2	Other direct and indirect observable market inputs (3)	—	—	—	—
3	Independent third-party valuation sources that employ significant unobservable inputs	1,358,559,662	59,756,438	113,856,216	1,532,172,316
3	Valuation Designee valuations with significant unobservable inputs	—	127,490	574,725	702,215
Total		$1,358,559,662	$59,883,928	$114,858,882	$1,533,302,472

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

_____________________________

(1)
Comprised of one investment that was transferred from Independent Third-Party Valuation

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2026, included in cash and cash equivalents was $160.0 million (34.0% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 3.79%, $0.9 million (0.2% of net assets) held in the Allspring Government Money Market Fund with a 7-day yield of 3.74% and $83.7 million (17.8% of net assets) held in the BlackRock Liquidity Funds: T-Fund with a 7-day yield of 3.78%. At December 31, 2025, included in cash and cash equivalents was $3.8 million (0.6% of net assets) held in the JPMorgan U.S. Government Money Market Fund with a 7-day yield of 3.66% and $47.6 million (8.0% of net assets) held in the Allspring Government Money Market Fund with a 7-day yield of 3.65%. There was no restricted cash at September 30, 2026 and December 31, 2025.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.1% and 0.4% of total investments at September 30, 2026 and December 31, 2025, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2026 and December 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

Pursuant to the contract, Merger Sub was required to deposit initial margin with the broker in the form of cash and had agreed to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not have been used to offset amounts due under the Interest Rate Swap contract in the normal course of settlement. Both the initial margin and variation margin paid were included as assets within “Due from broker” on the Consolidated Statement of Assets and Liabilities prior to the maturity of the swap on June 9, 2025.

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

During the nine months ended September 30, 2026 and 2025, the Company did not enter into any additional derivative transactions.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

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

Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development company to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2), whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded. No controlled investments were considered significant subsidiaries as of September 30, 2026 and December 31, 2025.

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to RICs, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required. The income or loss of SVCP (including effective from the Closing, the consolidated income or loss of Merger Sub), TCPC Funding, TCPC Funding II and the SBIC is reported in the respective members’ or partners’ income tax returns, as applicable. In accordance with ASC Topic 740 - Income Taxes, the Company recognizes in its consolidated financial statements the

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. The tax returns of the Company, SVCP, TCPC Funding, TCPC Funding II and the SBIC remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

Segment Reporting

The Company’s chief executive officer and chief financial officer act as the Company’s chief operating decision maker (“CODM”). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Company on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Company in addition to other factors and metrics. The CODM has concluded that the Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric to make dividend recommendations to the Board of Directors. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

2. Summary of Significant Accounting Policies — (continued)

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

In recognition of the reduction in assets resulting from the Continuation Vehicle Transaction during the three months ended September 30, 2026, the Advisor reduced its management fee to reflect the Company's revised asset base following the Continuation Vehicle Transaction, resulting in an approximately $1.2 million reduction in management fees for the quarter.

Incentive compensation is only incurred to the extent the Company’s cumulative total return (after incentive compensation) exceeds a 7% annual rate on daily weighted-average contributed common equity. Subject to that limitation, incentive compensation is calculated on ordinary income (before incentive compensation) and net realized gains (net of any unrealized depreciation) at rates of 17.5% on income since the fee reduction on February 8, 2019 and 20% previously. Incentive compensation is computed as the difference between incentive compensation earned and incentive compensation paid, subject to the total return hurdle, on a cumulative basis since January 1, 2013, and is payable quarterly in arrears. As of September 30, 2026, the Company’s cumulative total return did not exceed the total return hurdle and, as a result, no incentive compensation was accrued for the three and nine months ended September 30, 2026.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

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

A reserve for incentive compensation is accrued based on the amount of any additional incentive compensation that would have been payable to the Advisor assuming a hypothetical liquidation of the Company at net asset value on the balance sheet date. As of September 30, 2026 and December 31, 2025, no such reserve was accrued.

The Company bears all expenses incurred in connection with its business, including fees and expenses of outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of unsecured notes due May 2029 issued by the Company (the “2029 Notes”) and the amounts outstanding under a senior secured revolving credit facility originally entered into by BCIC and assumed by Merger Sub (“Merger Sub Facility”). Prior to being repaid or assumed, debt included $325.0 million in unsecured notes due February 2026 (the “2026 Notes”) which were repaid on February 9, 2026, $92.0 million in unsecured notes which were due December 2025 originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) which were repaid on July 31, 2025, $100.0 million under a Funding II senior secured revolving credit facility (“Funding Facility II”) which was paid off on May 27, 2026, $107.2 million in debentures guaranteed by the SBA (the “SBA Debentures”) which were paid off on June 17, 2026, $120.0 million under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”) which was paid off on August 3, 2026, and $405.4 million in notes offered in the CLO Transaction that closed on May 27, 2026 (the “Secured Notes”), which were assumed by the CLO Retention Holder on August 4, 2026.

Total debt outstanding and available at September 30, 2026 was as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Merger Sub Facility(2)	2028	SOFR+2.00%	(3)	$6,893,706	$258,106,294	$265,000,000	(4)
2029 Notes ($325 million par)	2029	6.95%		322,916,348	—	322,916,348
Total leverage				329,810,054	$258,106,294	$587,916,348
Unamortized issuance costs				(3,431,843)
Debt, net of unamortized issuance costs				$326,378,211

(1)
Except for the 2029 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
Debt assumed by the Company as a result of the Merger with BCIC.
(3)
The applicable margin for SOFR-based borrowings, EURIBOR-based borrowings and CORRA-based borrowings could be either 1.75% or 2.00% depending on a ratio of the borrowing base to certain committed indebtedness. If Merger Sub elects to borrow based on the alternate base rate, the applicable margin could be either 0.75% or 1.00% depending on a ratio of the borrowing base to certain committed indebtedness. As of September 30, 2026, $0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $4.0 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%.
(4)
Merger Sub Facility includes a $60.0 million accordion which allows for expansion of the facility to up to $325.0 million subject to consent from the lender and other customary conditions.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

4. Debt — (continued)

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

The combined weighted-average interest rates on total debt outstanding at September 30, 2026 and December 31, 2025 were 6.90% and 4.90%, respectively.

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2026	2025
Interest expense	$37,158,645	$45,679,648
Amortization of deferred debt issuance costs	2,426,425	3,994,405
Commitment fees	863,853	1,315,360
Total	$40,448,923	$50,989,413

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2026, the estimated fair value of the Merger Sub Facility was $6.0 million, and the estimated fair value of the 2029 Notes was $320.9 million. As of December 31, 2025, the estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures approximated their carrying values and the estimated fair value of the Merger Sub Facility was $32.9 million. As of December 31, 2025, the 2026 Notes and the 2029 Notes had estimated fair values of $323.8 million and $326.1 million, respectively. The estimated fair values of the Operating Facility, Funding Facility II and the SBA Debentures were determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. The estimated fair value of the Merger Sub Facility was derived by taking the average of the high and low quotes as obtained from a broker. The estimated fair values of the 2026 Notes and 2029 Notes were determined using market quotations. The estimated fair values of the Operating Facility, Funding Facility II, Merger Sub Facility, 2026 Notes, 2029 Notes and SBA Debentures as prepared for disclosure purposes were deemed to be Level 3 in the GAAP valuation hierarchy.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

4. Debt — (continued)

Unsecured Notes

On August 23, 2019, the Company issued $150.0 million of unsecured notes (the “2024 Notes”). On November 26, 2019, the Company issued an additional $50.0 million of the 2024 Notes and on October 2, 2020, the Company issued an additional $50.0 million of the 2024 Notes for a total outstanding aggregate principal amount of $250.0 million. The 2024 Notes were issued at a discount to the principal amount and bore interest at an annual rate of 3.900%, payable semi-annually. On August 23, 2024, the 2024 Notes matured and all principal was repaid.

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

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

4. Debt — (continued)

As of September 30, 2026 and December 31, 2025, the components of the carrying value of 2026 Notes and 2029 Notes were as follows:

	September 30, 2026		December 31, 2025
	2026 Notes	2029 Notes	2026 Notes	2029 Notes
Principal amount of debt	N/A	$325,000,000	$325,000,000	$325,000,000
Original issue (discount)/ premium, net of accretion	N/A	(2,083,652)	33,026	(2,603,509)
Carrying value of debt	N/A	$322,916,348	$325,033,026	$322,396,491

For the nine months ended September 30, 2026 and 2025, the components of interest expense for the 2025 Notes, 2026 Notes and 2029 Notes were as follows:

	Nine Months Ended September 30,
	2026			2025
	2025 Notes	2026 Notes	2029 Notes	2025 Notes	2026 Notes	2029 Notes
Stated interest expense	N/A	$977,708	$16,940,625	$3,932,362	$6,946,875	$16,940,625
Amortization of original issue discount/ (premium)	N/A	(33,026)	519,857	—	(287,157)	484,267
Total interest expense	N/A	$944,682	$17,460,482	$3,932,362	$6,659,718	$17,424,892

Secured Notes

On May 27, 2026, the Company, through its subsidiary, completed a $535,780,000 securitization of certain loans. In connection with the CLO Transaction, the CLO Issuer issued $270,600,000 of Class A-1 Notes (three-month SOFR + 1.55%), $54,100,000 of Class A-2 Notes (three-month SOFR + 1.80%), $54,100,000 of Class B Notes (three-month SOFR + 2.15%), and $27,100,000 of Class C Notes (three-month SOFR + 2.70%), each due 2034. As a result of the Continuation Vehicle Transaction on August 4, 2026, the Company ceased to consolidate the CLO Retention Holder and the CLO Issuer. Accordingly, following the closing of the Continuation Vehicle Transaction, the Secured Notes are no longer included in the Company's consolidated financial statements. See Note 13, “CLO Transaction and Continuation Vehicle Transaction.”

For the nine months ended September 30, 2026 and 2025, the components of interest expense for the Secured Notes were as follows:

	Nine Months Ended September 30,
	2026	2025
Stated interest expense	$3,992,563	N/A
Amortization of original issue discount/ (premium)	10,636	N/A
Total interest expense	$4,003,199	N/A

Operating Facility

The Operating Facility consisted of a revolving, multi-currency credit facility which provided for amounts to be drawn up to $300.0 million, subject to certain collateral and other restrictions. The Operating Facility included a $100.0 million accordion feature which allowed for expansion of the facility to up to $400.0 million subject to consent from the lender and other customary conditions. Most of the cash and investments held directly by SVCP, as well as the assets of TCPC Funding and 36th Street Capital Partners Holdings, LLC, were included in the collateral for the facility.

On June 22, 2021, the Operating Facility was amended to (i) extend the maturity date by two years from May 6, 2024 to May 6, 2026, (ii) change the interest rate applicable to borrowings to (a) LIBOR plus an applicable margin equal to either 1.75% or 2.00%, or (b) in the case of ABR borrowings, generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% depending on a ratio of the borrowing base to the facility commitments in both cases, and (iii) reduce commitment fees on the undrawn portion of the Operating Facility above the minimum utilization amount from 0.50% per annum to 0.375% per annum. Undrawn portions of the

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

4. Debt — (continued)

Operating Facility below the minimum utilization amount continued to accrue commitment fees at a rate of 0.50% per annum until March 1, 2022, the date on which the March 2022 Convertible Notes (the "2022 Notes") were terminated in full, after which time they accrued at a rate of 2.00% per annum.

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

On August 3, 2026, the Company paid off all the outstanding principal amounts plus the accrued and unpaid interest thereon of and terminated the Operating Facility.

Funding Facility II

Funding Facility II was a senior secured revolving credit facility which provided for amounts to be drawn up to $200.0 million, subject to certain collateral and other restrictions. The facility contained an accordion feature which allowed for expansion of the facility to up to $250.0 million subject to consent from the lender and other customary conditions. The cash and investments of TCPC Funding II were included in the collateral for the facility.

Borrowings under Funding Facility II bore interest at a rate of LIBOR plus 2.00% per annum, subject to certain funding requirements, plus a 0.35% fee on drawn amounts and an agency fee of 0.15% per annum on the facility. The facility also accrued commitment fees of 0.35% per annum on the unused portion of the facility.

Beginning on February 28, 2023, borrowings under Funding Facility II bore interest at a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.00% per annum, which was subject to increase after the end of the revolving period or under other customary circumstances. The facility also accrued a 0.35% fee on drawn amounts and an agency fee of 0.15% per annum on the facility. The facility also accrued commitment fees of 0.35% per annum on the unused portion of the facility.

On August 4, 2023, the Funding Facility II was amended to extend the maturity date from August 4, 2025 to August 4, 2027, and updated interest to a rate of SOFR plus a credit spread adjustment of 0.15%, plus a margin of 2.05%. The facility may have been terminated, and any outstanding amounts thereunder may have become due and payable, should TCPC Funding II have failed to satisfy certain financial or other covenants. On July 31, 2025, the Funding Facility II was amended to extend the revolving period from August 4, 2025 to July 31, 2027 and the stated maturity date from August 4, 2027 to July 31, 2029 and updated the interest to a rate of SOFR plus a margin of 2.00%.

In connection with the CLO Transaction, on May 27, 2026, the proceeds from the issuance of all the Secured Notes and the LLC interests were used to prepay and terminate Funding Facility II.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

4. Debt — (continued)

Merger Sub Facility

On March 18, 2024, Merger Sub entered into an assumption agreement (the “Credit Assumption Agreement”), effective as of the Closing. The Credit Assumption Agreement relates to Merger Sub’s assumption of that certain Second Amended and Restated Senior Secured Revolving Credit Agreement, originally entered into on February 19, 2016, as amended as of August 8, 2016, June 5, 2017, March 15, 2018, August 30, 2019, May 22, 2020, April 23, 2021, April 26, 2023 and September 6, 2023 (as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Merger Sub Facility”), by and among BCIC (the “Initial Borrower”), Citibank, N.A., as administrative agent and the other parties thereto. The Merger Sub Facility provides for amounts to be drawn up to $265.0 million, by which Merger Sub may seek an increase in the commitments to $325.0 million in the aggregate (subject to satisfaction of certain conditions, including obtaining commitments). The Merger Sub Facility matures on September 6, 2028. Amounts outstanding under the Merger Sub Facility bear interest at a rate based on, at Merger Sub’s election, (i) in the case of ABR loans, a base reference rate equal to the highest of (a) the federal funds effective rate plus 0.50%, (b) the “Prime Rate” in effect on such day and (c) the adjusted term SOFR rate plus 1.00%, plus a margin ranging from 0.75% to 1.00% per annum, in the case of ABR loans, and 1.75% to 2.00% per annum, in the case of eurocurrency loans or SOFR loans, (ii) in the case of eurocurrency loans, a rate per annum equal to the adjusted CDOR rate or the adjusted EURIBOR rate, for loans denominated in Canadian dollars or in euros, respectively, plus, in either case, the Applicable Margin (as defined in the Merger Sub Facility) or (iii) in the case of SOFR loans, a rate per annum equal to the adjusted term SOFR rate plus the Applicable Margin. The Merger Sub Facility is secured by all of the assets held by Merger Sub as successor to BCIC.

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

September 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

The Consolidated Schedules of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity	September 30, 2026	December 31, 2025
Advanced Cooling Technologies Inc.	5/19/2033	$163,636	$-
Alcami Corporation	12/21/2029	316,406	NA
Alcami Corporation	12/21/2028	NA	919,537
ALCV Purchaser, Inc. (AutoLenders)	2/25/2026	NA	448,202
Alpine Acquisition Corp II (48Forty)	1/14/2031	278,658	NA
Alpine Acquisition Corp II (48Forty)	1/14/2031	1,114,630	NA
Alpine Acquisition Corp II (48Forty)	11/30/2029	NA	171,095
AmeriLife Holdings, LLC	8/31/2028	66,583	618,743
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	100,000	1,000,000
Applause App Quality, Inc.	10/24/2029	113,311	1,046,175
Appriss Health, LLC (PatientPing)	5/6/2027	NA	736,257
Appriss Health, LLC (PatientPing)	5/6/2030	134,609	NA
Aras Corporation	4/13/2029	279,746	766,660
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	83,155	NA
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	46,574	NA
Beekeeper Buyer Inc. (Archway)	6/30/2031	200,000	200,000
Bluefin Holding, LLC (Allvue)	9/12/2029	130,817	762,821
Brown & Settle, Inc.	5/16/2030	55,885	243,902
Bynder Bidco B.V. (Netherlands)	1/26/2029	377,424	1,259,424
Bynder Bidco, Inc. (Netherlands)	1/26/2029	103,984	346,984
CareATC, Inc.	9/14/2027	664,393	945,362
Chronicle Parent LLC (Lexitas)	4/15/2031	NA	2,418,058
Chronicle Parent LLC (Lexitas)	4/15/2031	NA	878,017
Clever Devices Ltd.	6/12/2030	NA	343,137
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	171,429	428,571
Crewline Buyer, Inc. (New Relic)	11/8/2030	163,522	163,522
Deepl Se (Germany)	6/26/2030	1,031,062	2,062,124
Deepl Se (Germany)	6/26/2030	290,582	581,163
DNAnexus, Inc	12/18/2029	NA	18,375,000
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	2,919,174
Douglas Holdings, Inc (Docupace)	8/27/2030	NA	502,634
Douglas Holdings, Inc (Docupace)	8/27/2030	413,377	1,326,897
Dragos, Inc.	6/30/2030	NA	2,400,000
Dragos, Inc.	6/30/2030	NA	881,172
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	163,965	776,367
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	71,289	258,789
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	99,743	349,100
Emerald Technologies (U.S.) AcquisitionCo, Inc.	10/1/2029	5	3,479
ESO Solutions, Inc.	5/3/2027	NA	236,654
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	550,267	1,666,615
FirstUp, Inc	7/13/2027	NA	38,620
Fishbowl, Inc.	11/4/2030	NA	30,224
Flexport Capital, LLC	6/30/2029	2,166,667	4,333,333
Fusion Holding Corp. (Finalsite)	9/15/2028	144,173	134,566
Fusion Risk Management, Inc.	5/22/2029	80,223	471,429
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	NA	1,428,571
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	675,937	1,285,714
GC Waves Holdings, Inc. (Mercer)	10/4/2030	1,607	4,745,000

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2026	December 31, 2025
Griffon Bidco Inc. (Layerzero)	7/31/2031	$1,333,333	$3,500,000
Griffon Bidco Inc. (Layerzero)	7/31/2031	1,333,333	3,500,000
GTY Technology Holdings Inc.	7/9/2029	617,268	1,541,761
Honey Intermediate, Inc. (iLobby) (Canada)	9/30/2030	1,220,160	2,352,941
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	NA	322,581
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	96,774	193,548
ICIMS, Inc.	8/18/2028	260,613	1,044,116
Integrate.com, Inc.	12/17/2027	NA	14,000
Integrity Marketing Acquisition, LLC	8/25/2028	1,240,906	13,821,048
Intercept Bidco, Inc.	6/3/2030	NA	416,667
Intercept Bidco, Inc.	6/3/2030	277,778	277,778
IT Parent, LLC	10/1/2026	NA	175,000
James Perse Enterprises, Inc.	9/8/2027	NA	1,321,207
JF Acquisition, LLC (JF Petroleum)	6/18/2030	6,191	1,079,491
JF Acquisition, LLC (JF Petroleum)	6/18/2030	224,110	667,727
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	15,153	3,651,428
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	591,215	2,330,698
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	328,276	1,121,737
Logicmonitor Inc.	11/19/2031	50,748	50,748
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	8,304	51,137
Madison Logic Holdings, Inc.	12/30/2027	752,321	752,321
MB2 Dental Solutions LLC	2/13/2031	717,973	NA
Modigent, LLC (Pueblo)	5/23/2028	93,702	505,893
Mpulse Mobile Inc.	8/26/2032	63,355	371,047
Mpulse Mobile Inc.	8/26/2032	95,033	556,571
MRO Parent Corporation	6/9/2032	NA	74,074
MRO Parent Corporation	6/9/2032	74,074	74,074
Oak Funding LLC	12/2/2032	36,667	444,444
Onward Acquireco Inc (Onestream Inc)	4/1/2033	111,133	NA
Onward Acquireco Inc (Onestream Inc)	4/1/2033	266,667	NA
Palmdale Oil Company, LLC	12/12/2031	434,783	434,783
Palmdale Oil Company, LLC	12/12/2031	NA	130,435
Pareto Health Intermediate Holdings Inc	6/1/2029	78,125	NA
Pluralsight, Inc.	8/22/2029	3,775,409	3,775,409
Pluralsight, Inc.	8/22/2029	1,849,410	1,849,410
PMA Parent Holdings, LLC	1/31/2031	122,257	750,000
Pyramid Analytics B.V.	3/31/2026	NA	240,118
RBS Buyer Inc.	7/31/2031	119,183	600,000
RBS Buyer Inc.	7/31/2031	198,638	1,000,000
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	5/9/2028	730,053	1,460,107
Serrano Parent, LLC (Sumo Logic)	5/12/2030	289,045	697,970
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	1,530,512	1,530,512
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	382,628	382,628
Skydio, Inc	12/4/2029	NA	6,562,500
Sonny’s Enterprises, LLC	8/5/2028	2,071	106,122
Spark Buyer, LLC (Sparkstone)	10/15/2031	NA	4,482,759
Spark Buyer, LLC (Sparkstone)	10/15/2031	103,145	1,479,310
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	NA	527,959
SRS Acquiom Holdings LLC	1/14/2032	130,435	NA
Stonebridge Companies, LLC	5/16/2031	193,548	193,548
Stonebridge Companies, LLC	5/16/2030	129,032	129,032

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

		Unfunded Balances
Issuer	Maturity	September 30, 2026	December 31, 2025
Streamland Media Midco LLC	3/31/2029	$-	$12,191
Suited Connector, LLC	3/29/2030	917,767	NA
Syndigo, LLC	9/2/2032	99,526	355,450
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	642,382	1,352,453
Titan Home Improvement, LLC (Renuity)	5/31/2030	NA	348,837
Titan Home Improvement, LLC (Renuity)	5/31/2030	238,372	290,698
Trintech, Inc.	7/25/2029	NA	152,143
Vortex Companies, LLC	9/4/2029	NA	554,971
Vortex Companies, LLC	9/4/2029	26,638	87,268
Xactly Corporation	2/3/2028	166,644	854,898
Zenith AcquisitionCo LLC	1/13/2033	220,364	NA
Zenith AcquisitionCo LLC	1/13/2033	86,227	NA
Zilliant Incorporated	12/21/2027	NA	133,333
Total Unfunded Balances		$32,534,940	$129,189,974

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

On February 3, 2026, a putative securities class action lawsuit was filed in the United States District Court for the Central District of California, captioned Burnell v. BlackRock TCP Capital Corp., et al., Case No. 2:26-cv-01102. The complaint names the Company and certain of its current and former executive officers as defendants. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s securities between November 6, 2024 and January 23, 2026, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged materially false and misleading statements and/or omissions concerning the Company’s business, operations and financial condition. The plaintiff seeks unspecified compensatory damages, interest, attorneys’ fees and costs, and other relief. On June 10, 2026, the court entered an order appointing lead plaintiffs for the putative class and approving their selection of lead counsel. On August 24, 2026, the lead plaintiffs filed a consolidated amended complaint. The Company moved to dismiss the amended complaint on October 23, 2026. The Company believes the claims are without merit and intends to defend the action vigorously. The litigation is in its early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter.

Between February 24, 2026 and May 27, 2026, three purported shareholder derivative actions were filed in the United States District Court for the Central District of California, captioned Daniel Terwilliger, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-01968; Bernstein & Company CPAs 401K Plan FBO Audrey Bernstein, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-05223; and Robert Urbani, derivatively on behalf of BlackRock TCP Capital Corp. v. Rajneesh Vig, et al., Case No. 2:26-cv-05700. Additionally, on July 28, 2026, two purported shareholder derivative actions were filed in the Superior Court of the State of California, County of Los Angeles, captioned Anders Vinther, derivatively on behalf of BlackRock TCP Capital Corp. v. Tennenbaum Capital Partners, LLC, et al., Case No. 26STCV23786, and Robert Graham, derivatively on behalf of BlackRock TCP Capital Corp. v. Tennenbaum Capital Partners, LLC,

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

5. Commitments, Contingencies, Concentration of Credit Risk and Off-Balance Sheet Risk — (continued)

et al., Case No. 26STCV23804. The defendants in the actions are certain current and former officers and directors of the Company. Additionally, the Vinther and Graham actions name Tennenbaum Capital Partners, LLC as a defendant. The Company is named as a nominal defendant in the actions. The complaints variously assert claims on behalf of the Company for alleged violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, contribution under Section 21D of the Securities Exchange Act of 1934, breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising out of alleged wrongdoing by the defendants between November 6, 2024 and January 23, 2026, including allegedly making or causing the Company to make materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects. The plaintiffs seek unspecified damages on behalf of the Company, corporate governance reforms, restitution, attorneys’ fees and costs, and such other relief as the court may deem just and proper. On June 29, 2026, the court consolidated the three derivative actions pending in federal court under the caption In re BlackRock TCP Capital Corp. Derivative Litigation, Case No. 2:26-cv-01968, and appointed lead counsel for the consolidated action. The derivative actions are in their early stages, and at this time the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from these matters.

On April 14, 2026, a putative class action complaint was filed in the Commonwealth of Massachusetts Superior Court, Middlesex County, captioned Curran, Comegna, Jones, and Inoa, on behalf of themselves and all others similarly situated v. BlackRock TCP Capital Corp., et al. The complaint names the Company, a former BlackRock portfolio manager, and John Does 1-5 as defendants. The complaint purports to be brought on behalf of a class of all individuals who worked for Newpro Operating, LLC (“Newpro”), a subsidiary of portfolio company Renovo Home Partners, LLC (“Renovo”), as of October 2025, when Newpro ceased operations and Renovo subsequently filed for chapter 7 bankruptcy. The complaint alleges that the defendants violated the Massachusetts Wage Act, M.G.L. c. 149, § 148, by failing to pay (1) their final wages, (2) amounts withheld from employees’ pay in so-called "forget me accounts" for that year, and (3) accrued paid vacation days upon their involuntary termination on or about October 28, 2025. The complaint alleges that the Company controlled, directed, or participated to a substantial degree in formulating and determining the policy of Newpro, including the decision to terminate Newpro’s employees without paying their earned but unpaid wages, and is therefore jointly and severally liable under Massachusetts law. The defendants removed the action to the U.S. District Court for the District of Massachusetts, which, on July 22, 2026, transferred it to the U.S. Bankruptcy Court for the District of Delaware, where Renovo’s chapter 7 case is pending. On September 9, 2026, the defendants moved to dismiss. On September 29, 2026, the plaintiffs filed an amended complaint that no longer names the Company as a defendant. The Company is therefore no longer a party to the action.

6. Other Related Party Transactions

The Company, SVCP, TCPC Funding, TCPC Funding II, SBIC, Merger Sub, CLO Retention Holder, CLO Issuer and the Advisor and their members and affiliates may be considered related parties. From time to time, SVCP advances payments to third parties on behalf of the Company which are reimbursable through deductions from distributions to the Company. At September 30, 2026 and December 31, 2025, no such amounts were outstanding. From time to time, the Advisor advances payments to third parties on behalf of the Company and SVCP and receives reimbursement from the Company. At September 30, 2026 and December 31, 2025, amounts reimbursable to the Advisor totaled $0.1 million and $1.3 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

Pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”), the Administrator may be reimbursed for costs and expenses incurred by the Administrator for office space rental, office equipment and utilities allocable to the Company, as well as costs and expenses incurred by the Administrator or its affiliates relating to any administrative, operating, or other non-investment advisory services provided by the Administrator or its affiliates to the Company. For the nine months ended September 30, 2026 and 2025, expenses allocated pursuant to the Administration Agreement totaled $1.5 million and $1.6 million, respectively.

7. Stockholders’ Equity and Dividends

In accordance with the terms of the Merger Agreement, at the Closing, each outstanding share of BCIC’s common stock was converted into the right to receive 0.3834 shares (the “Exchange Ratio”) of common stock, par value $0.001 per share of the Company

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

7. Stockholders’ Equity and Dividends — (continued)

(with BCIC shareholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result of the Merger, the Company issued 27,823,870 shares of its common stock on March 18, 2024 to former BCIC shareholders, after adjustment for BCIC shareholders receiving cash in lieu of fractional shares.

The Company’s dividends are recorded on the ex-dividend date. The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2026	March 17, 2026	March 31, 2026	Regular	$0.17	$14,318,949	$368,016
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$14,263,472	$642,132
August 6, 2026	September 16, 2026	September 30, 2026	Regular	$0.17	$14,263,472	$317,557
				$0.51	$42,845,893	$1,327,705

(1)
Dividends reinvested through purchase of shares in the open market.

The following table summarizes the Company’s dividends declared and paid for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	$0.04	$3,403,092	$186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	$0.04	$3,401,509	$63,840
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.25	$21,258,866	$572,063
August 7, 2025	September 16, 2025	September 30, 2025	Special	$0.04	$3,401,419	$91,530
				$0.87	$73,993,640	$2,477,480

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

The Plan Administrator will acquire newly issued common stock on behalf of Participants if, on the distribution payment date, the closing market price per share of the Company’s common stock on the NASDAQ Global Select Market (or if no sale is reported

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

7. Stockholders’ Equity and Dividends — (continued)

for such day, the midpoint of the reported bid and asked prices) plus estimated per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) (the “Market Price”) is greater than the most recently published net asset value per common stock (“NAV”) (such condition referred to as a “market premium”). The number of shares of newly issued common stock to be credited to a Participant’s account will be determined by dividing the dollar amount of the distribution otherwise payable to the Participant by the greater of (i) the NAV or (ii) 95% of the Market Price on the distribution payment date.

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

There will be no fees with respect to shares of common stock issued directly by the Company. However, each Participant will pay the per share fees (which include any applicable brokerage commissions the Plan Administrator is required to pay) incurred in connection with open-market purchases. If a shareholder has shares held by a broker, such shareholder should contact his/her broker to participate in the DRIP. For the nine months ended September 30, 2026, approximately $1.3 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Shares Repurchased	661,803	69,446
Price Per Share *	$4.34	$6.68
Total Cost	$2,871,849	$464,080

* Weighted-average price per share

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

8. Earnings Per Share

In accordance with ASC 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, if any, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets from operations	$(66,753,580)	$24,369,712	$(81,305,680)	$29,357,716
Weighted average shares outstanding	83,902,775	85,034,351	84,049,474	85,051,475
Earnings (loss) per share	$(0.80)	$0.29	$(0.97)	$0.35

9. Subsequent Events

On November 5, 2026, the Company’s Board of Directors declared a fourth quarter dividend of $0.17 per share, payable on December 31, 2026 to shareholders of record as of the close of business on December 17, 2026.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

10. Financial Highlights

	Nine Months Ended September 30,
	2026	2025
Per Common Share
Per share NAV at beginning of period	$7.07	$9.23

Investment operations:
Net investment income (1)	0.59	1.02
Net realized and unrealized gain (loss) (1)	(1.51)	(0.67)
Total from investment operations	(0.92)	0.35

Repurchase of common stock	0.02	0.00
Loss on extinguishment of debt	(0.05)	—

Dividends to common shareholders	(0.51)	(0.87)

Per share NAV at end of period	$5.61	$8.71

Per share market price at end of period	$4.00	$6.20

Total return based on market value (2) (3)	(17.6)%	(18.8)%
Total return based on net asset value (2) (4)	(13.4)%	3.8%

Shares outstanding at end of period	83,902,775	85,011,001

Ratios to average common equity: (5)
Net investment income	11.9%	15.0%
Expenses, before incentive fee, and management fee waiver	14.6%	13.1%
Expenses, net of incentive fee, before management fee waiver	14.6%	13.1%
Management fee waiver	—	(0.9)%
Expenses, net of incentive fee, and management fee waiver	14.6%	12.2%

Ending common shareholder equity	$470,989,775	$740,023,663
Portfolio turnover rate	4.4%	13.5%
Weighted-average debt outstanding	$829,939,871	$1,138,084,449
Weighted-average interest rate on debt	6.0%	5.4%
Weighted-average number of common shares	84,049,474	85,051,475
Weighted-average debt per share	$9.87	$13.38

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
(5)
Annualized, except for incentive fee, if any.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

11. Senior Securities

Information about the Company's senior securities is shown in the following table as of the end of each of the last ten fiscal years and the period ended September 30, 2026.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Operating Facility
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	$146,213	$5,406	—	N/A
Fiscal Year 2024	120,671	6,932	—	N/A
Fiscal Year 2023	163,169	5,244	—	N/A
Fiscal Year 2022	123,890	6,906	—	N/A
Fiscal Year 2021	154,480	11,020	—	N/A
Fiscal Year 2020	120,454	9,508	—	N/A
Fiscal Year 2019	108,498	5,812	—	N/A
Fiscal Year 2018	82,000	5,221	—	N/A
Fiscal Year 2017	57,000	6,513	—	N/A
Funding Facility I
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	$158,000	$5,812	—	N/A
Fiscal Year 2018	212,000	5,221	—	N/A
Fiscal Year 2017	175,000	6,513	—	N/A
Funding Facility II
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	100,000	5,406	—	N/A
Fiscal Year 2024	75,000	6,932	—	N/A
Fiscal Year 2023	100,000	5,244	—	N/A
Fiscal Year 2022	100,000	6,906	—	N/A
Fiscal Year 2021	—	N/A	—	N/A
Fiscal Year 2020	36,000	9,508	—	N/A
Merger Sub Facility
As of September 30, 2026 (Unaudited)	$6,894	$116,395	—	N/A
Fiscal Year 2025	36,000	5,406	—	N/A
Fiscal Year 2024	60,000	6,932	—	N/A
SBA Debentures
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	111,200	5,406	—	N/A
Fiscal Year 2024	131,500	6,932	—	N/A
Fiscal Year 2023	150,000	5,244	—	N/A
Fiscal Year 2022	150,000	6,906	—	N/A
Fiscal Year 2021	150,000	11,020	—	N/A
Fiscal Year 2020	138,000	9,508	—	N/A
Fiscal Year 2019	138,000	5,812	—	N/A
Fiscal Year 2018	98,000	5,221	—	N/A
Fiscal Year 2017	83,000	6,513	—	N/A
2019 Convertible Notes
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	N/A	N/A	—	N/A
Fiscal Year 2019	N/A	N/A	—	N/A
Fiscal Year 2018	$108,000	$2,157	—	N/A
Fiscal Year 2017	108,000	2,335	—	N/A
2022 Convertible Notes
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	$140,000	$1,948	—	N/A
Fiscal Year 2020	140,000	2,058	—	N/A
Fiscal Year 2019	140,000	1,992	—	N/A
Fiscal Year 2018	140,000	2,157	—	N/A
Fiscal Year 2017	140,000	2,335	—	N/A

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

11. Senior Securities — (continued)

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	N/A	N/A	—	N/A
Fiscal Year 2022	N/A	N/A	—	N/A
Fiscal Year 2021	N/A	N/A	—	N/A
Fiscal Year 2020	$175,000	$2,058	—	N/A
Fiscal Year 2019	175,000	1,992	—	N/A
Fiscal Year 2018	175,000	2,157	—	N/A
Fiscal Year 2017	175,000	2,335	—	N/A
2024 Notes
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	N/A	N/A	—	N/A
Fiscal Year 2023	$250,000	$1,643	—	N/A
Fiscal Year 2022	250,000	1,929	—	N/A
Fiscal Year 2021	250,000	1,948	—	N/A
Fiscal Year 2020	250,000	2,058	—	N/A
Fiscal Year 2019	200,000	1,992	—	N/A
2025 Notes
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	N/A	N/A	—	N/A
Fiscal Year 2024	$92,000	$1,789	—	N/A
2026 Notes
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A
Fiscal Year 2025	325,000	1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Fiscal Year 2023	325,000	1,643	—	N/A
Fiscal Year 2022	325,000	1,929	—	N/A
Fiscal Year 2021	325,000	1,948	—	N/A
2029 Notes
As of September 30, 2026 (Unaudited)	$325,000	$2,410	—	N/A
Fiscal Year 2025	325,000	1,642	—	N/A
Fiscal Year 2024	325,000	1,789	—	N/A
Secured Notes
As of September 30, 2026 (Unaudited)	N/A	N/A	—	N/A

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
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)
The Company's senior securities are not registered for public trading.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

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

September 30, 2026

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

13. CLO Transaction and Continuation Vehicle Transaction

On May 27, 2026, the Company, through the CLO Issuer, completed the CLO Transaction, an approximately $535.8 million securitization of middle-market loans previously held by certain of the Company's subsidiaries. The CLO Issuer issued Secured Notes due 2034 and LLC Interests. The CLO Issuer is a wholly-owned subsidiary of the CLO Retention Holder, which was an indirect wholly-owned subsidiary of the Company prior to the Continuation Vehicle Transaction.

In connection with the CLO Transaction and in preparation for the Continuation Vehicle Transaction described below, the Company's subsidiaries contributed portfolio investments to the CLO Retention Holder and the CLO Issuer. Both entities were wholly-owned, consolidated subsidiaries of the Company at the time. The contributions were therefore eliminated in consolidation and had no impact on the Company’s consolidated net assets.

On August 4, 2026, SVCP sold 95% of the limited liability company interests in the CLO Retention Holder (the “Continuation Vehicle”) to investment funds and accounts managed by Pantheon Ventures (US) LP (the “New Investors”) and retained the remaining 5% interest. At closing, the Continuation Vehicle, directly and through the CLO Issuer, held approximately $524 million of loans to 78 portfolio companies. The Advisor serves as investment manager to the Continuation Vehicle without compensation.

The purchase price for the 95% interest was approximately $152.3 million. It was based on 95% of the portfolio’s gross fair value as of December 31, 2025, adjusted for (i) cash collateral for unfunded commitments, (ii) net repayments and investment income after December 31, 2025, and (iii) the CLO Issuer’s outstanding leverage. The purchase price is subject to a customary post-closing dispute resolution process. In July 2026, the Board of Directors engaged Lincoln International LLC (“Lincoln”) as financial advisor to the Board of Directors in connection with the Continuation Vehicle Transaction. Among other services, Lincoln rendered an opinion to the Board of Directors as to the fairness, from a financial point of view, of the consideration to be received by the Company in the Continuation Vehicle Transaction. The Company incurred professional fees and other expenses associated with Lincoln’s engagement.

BlackRock TCP Capital Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2026

13. CLO Transaction and Continuation Vehicle Transaction — (continued)

The Company concluded that the Continuation Vehicle Transaction caused it to lose its controlling financial interest in the Continuation Vehicle under ASC 810, Consolidation. Accordingly, the Company deconsolidated the Continuation Vehicle and the CLO Issuer as of August 4, 2026. Because the Continuation Vehicle is not a business and its assets consist primarily of financial assets, the Company also evaluated the transfer under ASC 860, Transfers and Servicing. It concluded that the transfer meets the conditions for sale accounting, so the transaction was accounted for as a sale and not as a secured borrowing.

Upon deconsolidation, the Company (i) derecognized the assets and liabilities of the Continuation Vehicle and the CLO Issuer, including the Secured Notes, (ii) recognized the cash consideration received, (iii) recorded its retained 5% interest at fair value, and (iv) recognized a net loss of approximately $56.4 million, including transaction expenses and realized loss on extinguishment of debt, representing the net impact to net asset value from the transaction for the period. The net loss, excluding realized loss on extinguishment of debt, is included in net realized gain (loss) and net change in unrealized appreciation (depreciation) for both non-controlled, non-affiliated investments and non-controlled, affiliated investments in the Consolidated Statements of Operations. The loss is allocated between non-controlled, non-affiliated investments and non-controlled, affiliated investments in proportion to the fair value of each category within the deconsolidated portfolio. Realized loss on extinguishment of debt is presented as a separate line item in the Consolidated Statements of Operations.

As of September 30, 2026, the Company’s continuing involvement in the Continuation Vehicle includes the Company's retained 5% interest, which had a fair value of $10,842,711 and is included in investments at fair value (non-controlled, affiliated) on the Consolidated Statements of Assets and Liabilities. SVCP, as the direct holder of the retained interest, may not directly transfer all or any portion of its retained interest to a person other than BlackRock, Inc., BlackRock, Inc.’s subsidiaries, the Advisor or any of their respective affiliates without the prior consent of the New Investors, except as permitted in accordance with the Continuation Vehicle’s organizational documents (for example, for transfers in connection with certain regulatory reasons). The retained interest is subordinate to the Secured Notes and could incur losses from credit deterioration, defaults, or declines in the value of the Continuation Vehicle’s underlying investments, or from changes in market conditions, interest rates, or discount rates. The Company’s maximum exposure to loss is limited to the carrying amount of the retained interest. The Company has no unfunded commitments to the Continuation Vehicle and has not provided, and is not obligated to provide, financial support, guarantees, or other credit or liquidity support.

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Non-Controlled Affiliates(1) (Unaudited)

Nine Months Ended September 30, 2026

Security	Dividends or Interest (2)	Fair Value at December 31, 2025	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2026
BlackRock DLFC 2026 LLC, Common Units	—	—	—	(310,861)	11,153,572	—	10,842,711
TVG-Edmentum Holdings, LLC, Series B-1 Common Units	—	2,569	—	(2,390)	—	—	179
TVG-Edmentum Holdings, LLC, Series B-2 Common Units	—	2,569	—	(2,390)	—	—	179
TVG-Edmentum Holdings, LLC, Series C-2 Preferred Units	—	4,029,848	—	(3,276,382)	—	—	753,466
Hylan Global LLC, Parent Common Units	—	—	—	7	—	—	7
Hylan Intermediate Holdings II LLC, Senior Secured 1st Lien Incremental Term Loan, SOFR + 6.25%, 2% SOFR Floor, due 4/5/29	1,676	5,824,453	(1,676)	(3,096,074)	1,676	—	2,728,379
Vingil Holding 2 S. à r.l. (SellerX) Common Shares	—	7	—	8,190	—	(8,197)	—
SellerX Germany GMBH & Co. KG, Senior Secured First Lien Revolver, SOFR + 5.00%, 0% SOFR Floor, due 11/05/26	39,869	1,346,022	—	(5,992)	5,992	(1,346,022)	—
SellerX Preferred Non Convertible Shares Series Z	—	486	—	—	—	—	486
SellerX Germany GMBH, Senior Secured First Lien Revolver, SOFR + 5%, 2% SOFR Floor, due 6/18/29	743,358	12,582,986	(458,446)	51,270	—	(2,747,106)	9,428,704
SellerX Germany GMBH, Senior Secured First Lien Tranche A1 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	693,132	5,138,001	(703,694)	170,780	448,739	(1,170,246)	3,883,580
SellerX Germany GMBH, Senior Secured First Lien Tranche A2 Term Loan, SOFR + 9%, 2% SOFR Floor, due 12/31/28	795,248	5,894,966	(807,367)	332,741	514,850	(1,479,456)	4,455,734
Vingil Holding 2 S. à r.l. (SellerX) Class A Common Shares	—	—	—	(2,047)	2,049	—	2
Vingil Holding 2 S. à r.l. (SellerX) Class B Common Shares	—	—	—	(2,047)	2,049	—	2
Vingil Holding 2 S. à r.l. (SellerX) Class C Common Shares	—	—	—	(2,047)	2,049	—	2
Vingil Holding 2 S. à r.l. (SellerX) Class D Common Shares	—	—	—	(2,047)	2,049	—	2
Suited Connector, LLC Common units	—	—	—	—	68	—	68
Suited Connector, LLC Preferred Units	—	—	—	20,164	144,738	—	164,902
Suited Connector, LLC, Senior Secured First Lien Delayed Draw Term Loan, SOFR + 6%, 1% SOFR Floor, Due 3/29/30	8,064	—	—	—	165,942	(165,942)	—
Suited Connector LLC, First Lien TakeBack Term Loan, SOFR + 6%,1% SOFR Floor, due 03/31/30	99,643	—	—	—	2,061,177	—	2,061,177
Total	$2,380,990	$34,821,907	$(1,971,183)	$(6,119,125)	$14,504,950	$(6,916,969)	$34,319,580

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

BlackRock TCP Capital Corp.

Consolidated Schedule of Changes in Investments in Controlled Affiliates (1) (Unaudited)

Nine Months Ended September 30, 2026

Security	Dividends or Interest (2)	Fair Value at December 31, 2025	Net realized gain or loss	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions (3)	Dispositions (4)	Fair Value at September 30, 2026
36th Street Capital Partners Holdings, LLC, Senior Note, 12%, due 11/30/30	$5,224,370	$59,756,438	$—	$—	$—	$(11,000,000)	$48,756,438
36th Street Capital Partners Holdings, LLC, Membership Units	3,138,642	51,042,936	—	822,645	4,020,001	—	55,885,582
AA Acquisition Aggregator, LLC, Ordinary Shares	—	978,126	(9,178,939)	8,107,796	93,022	—	5
AutoAlert, LLC, Senior Secured 1st Lien Term Loan, SOFR + 5.4%, 1% SOFR Floor, PIK toggle, due 3/31/28	287,231	11,757,894	—	—	—	(11,757,894)	—
AutoAlert, LLC, Senior Secured 2nd Lien Term Loan, SOFR + 9.4%, 1% SOFR Floor, PIK toggle, due 3/31/29	448,760	12,296,081	116,238	—	—	(12,412,319)	—
Fishbowl INC., Common Membership Units	—	6	(787,032)	787,026	—	—	—
Fishbowl, Inc., Senior Secured 1st Lien Term Loan, SOFR + 5%, 1% SOFR Floor, 7.50% EOT, due 05/27/2027	—	1,719,743	(10,674,984)	11,504,302	—	(2,549,061)	—
Gordon Brothers Finance Company, Common Stock	—	—	—	—	—	—	—
Gordon Brothers Finance Company, Unsecured 1st Lien Term Loan, SOFR +11%, 1% SOFR Floor, due 6/3/26	—	127,489	—	—	—	—	127,489
Gordon Brothers Finance Company, Preferred Stock	—	—	—	—	—	—	—
Total	$9,099,003	$137,678,713	$(20,524,717)	$21,221,769	$4,113,023	$(37,719,274)	$104,769,514

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

September 30, 2026

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
•
the ability of Tennenbaum Capital Partners, LLC, our investment advisor (the “Advisor”), to locate suitable investments for us and to monitor and administer our investments;
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

Overview

The Company is a Delaware corporation formed on April 2, 2012 and is an externally managed, closed-end, non-diversified management investment company. The Company was formed through the conversion of a pre-existing closed-end investment company. The Company elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to seek to achieve high total returns through current income and capital appreciation, with an emphasis on principal protection. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly. Certain investment operations are conducted through the Company’s wholly-owned subsidiaries, Special Value Continuation Partners LLC, a Delaware limited liability company (“SVCP”), TCPC Funding I, LLC (“TCPC Funding”), TCPC Funding II, LLC (“TCPC Funding II”), TCPC SPV, LP (formerly, TCPC SBIC, LP), a Delaware limited partnership (the “SBIC”) and BCIC Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SVCP (“Merger Sub”). SVCP was organized as a limited partnership and had elected to be regulated as a BDC under the 1940 Act through July 31, 2018. On August 1, 2018, SVCP withdrew its election to be regulated as a BDC under the 1940 Act and withdrew the registration of its common limited partner interests under Section 12(g) of the Exchange Act and, on August 2, 2018, terminated its general partner, Series H of SVOF/MM, LLC, and converted to a Delaware limited liability company. Series H of SVOF/MM, LLC (“SVOF/MM”) serves as the administrator (the “Administrator”) of the Company. The managing member of SVOF/MM is the Advisor, which serves as the investment manager to the Company, TCPC Funding, TCPC Funding II and the SBIC. On August 1, 2018, the Advisor merged with and into a wholly owned subsidiary of BlackRock Capital Investment Advisors, LLC (“BCIA”), an indirect subsidiary of BlackRock, Inc. with the Advisor as the surviving entity. The SBIC was organized as a Delaware limited partnership in June 2013. On April 22, 2014, the SBIC received a license from the United States Small Business Administration (the “SBA”) to operate as a small business investment company under the provisions of Section 301(c) of the Small Business Investment Act of 1958.

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. All of the subsidiaries of the Company are treated as disregarded entities.

Our leverage program is comprised of amounts outstanding under a senior secured revolving credit facility originally issued by BlackRock Capital Investment Corporation, a Delaware corporation (“BCIC”), and assumed by Merger Sub (“Merger Sub Facility”) and $325.0 million in senior unsecured notes issued by the Company maturing in 2029 (the “2029 Notes” and, together with the Merger Sub Facility, the “Leverage Program”). Prior to being repaid or assumed, debt included $92.0 million in unsecured notes which were due December 2025 and originally issued by BCIC and assumed by Merger Sub (the “2025 Notes”) which were repaid on July 31, 2025, $325.0 million in unsecured notes due February 2026 (the “2026 Notes”) which were repaid on February 9, 2026, $100.0 million under a senior secured revolving credit facility (“Funding Facility II”) which was paid off on May 27, 2026, $107.2 million in debentures guaranteed by the SBA (the “SBA Debentures”) which were paid off on June 17, 2026, $120.0 million under a senior secured revolving, multi-currency credit facility entered into by SVCP (the “Operating Facility”) which was paid off on August 3, 2026, and $405.4 million in notes offered in the CLO Transaction (as defined below) that closed on May 27, 2026 (the “Secured Notes”), which were assumed by the CLO Retention Holder (as defined below) on August 4, 2026.

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

On May 27, 2026, the Company completed a collateralized loan obligation transaction through BlackRock DLF 2026-C CLO, LLC (the “CLO Issuer”) (the “CLO Transaction”). In connection with the CLO Transaction, the CLO Issuer issued multiple classes of senior secured floating rate notes maturing in 2034. Prior to the Continuation Vehicle Transaction (as defined below), SVCP owned 100% of the limited liability company interests in BlackRock DLF-C 2026, LLC (the “CLO Retention Holder”), which retained all interests in the CLO Issuer.

On August 4, 2026, SVCP sold 95% of the limited liability company interests in the CLO Retention Holder to a group of investment funds and accounts managed by Pantheon Ventures (US) LP, and retained the remaining 5% interest (the “Continuation Vehicle Transaction”). See Note 13, “CLO Transaction and Continuation Vehicle Transaction.”

On August 6, 2026, the Company announced that its Board of Directors had engaged Keefe, Bruyette & Woods, a Stifel company, to consider strategic alternatives to maximize shareholder value. These could include, but are not limited to, using newly available leverage capacity to reinvest in the portfolio and/or return capital to shareholders through share repurchases, pursuing potential strategic combinations in the public or private markets, completing an orderly realization of portfolio assets, or some combination thereof. There is no guarantee the Company will pursue any of the foregoing or, that if it seeks to do so, will be successful in achieving any desired outcome.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2026, 80.1% of our total assets were invested in qualifying assets.

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

In connection with the Merger, the Company and the Advisor entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), pursuant to which the Advisor reduced its base management fee rate for managing the Company from 1.50% to 1.25% on assets equal to or below 200% of the net asset value of the Company with no change to the basis of calculation. Prior to the Closing, the Advisor’s base management fee rate for managing the Company was 1.50% on assets equal to or below 200% of the net asset value of the Company. The base management fee rate on assets that exceed 200% of the net asset value of the Company remains 1.00%. The Company also entered into a fee waiver agreement with the Advisor (the “Fee Waiver Agreement”). The Fee Waiver Agreement provided that the Advisor will waive all or a portion of its advisory fees to the extent the adjusted net investment income of the Company on a per share basis (determined by dividing the adjusted net investment income of the Company by the weighted average outstanding shares of the Company during the relevant quarter) is less than $0.32 per share in any of the first four (4) fiscal quarters ending after the Closing (the first of which will be the quarter in which the Closing occurred) to the extent there are sufficient advisory fees to cover such deficit (the waiver amount in a given quarter cannot exceed the total advisory fees for such quarter).

In recognition of the reductions in assets resulting from the Continuation Vehicle Transaction during the quarter, the Advisor reduced its management fee to reflect the Company's revised asset base following the Continuation Vehicle Transaction, resulting in an approximately $1.2 million reduction in management fees for the quarter.

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

As of September 30, 2026, 0.0% of our investments were categorized as Level 1, 0.2% were categorized as Level 2, 97.7% were categorized as Level 3 investments valued based on valuations by independent third-party sources, 0.1% were categorized as Level 3 investments valued based on valuations by the Valuation Designee, and 2.0% were valued using net asset value (“NAV”) per share (or its equivalent) as a practical expedient for fair value and have been excluded from the fair value hierarchy.

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

Portfolio and investment activity

During the three months ended September 30, 2026, we invested approximately $6.2 million, comprised of new investments in 1 existing portfolio company, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $5.7 million, or 91.5% of total acquisitions, were in senior secured loans. The remaining $0.5 million, or 8.5% of total acquisitions, was comprised of equity investments. Additionally, we had approximately $681.4 million of investment dispositions from sales or repayments of investments, including $457.5 million of investments, net of losses, sold through the Continuation Vehicle Transaction during the three months ended September 30, 2026.

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

During the nine months ended September 30, 2026, we invested approximately $53.7 million, comprised of new investments in 7 new and 4 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $48.2 million, or 89.7% of total acquisitions, were in senior secured loans. The remaining $5.5 million, or 10.3% of total acquisitions, was comprised of equity investments. Additionally, we had approximately $928.4 million of investment dispositions from sales or repayments of investments, including $457.5 million of investments, net of losses, sold through the Continuation Vehicle Transaction during the nine months ended September 30, 2026.

During the nine months ended September 30, 2025, we invested approximately $240.6 million, comprised of new investments in 18 new and 13 existing portfolio companies, as well as draws made on existing commitments and PIK received on prior investments. Of these investments, $224.4 million, or 93.3% of total acquisitions, were in senior secured loans. The remaining $16.2 million, or 6.7% of total acquisitions, was comprised of equity investments. Additionally, we received approximately $272.1 million in proceeds from sales or repayments of investments during the nine months ended September 30, 2025.

At September 30, 2026, our consolidated investment portfolio of $543.5 million (at fair value) consisted of 126 portfolio companies and was invested 79.6% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 70.6% in senior secured loans, 9.0% in senior secured notes, 0.0% in unsecured debt and 20.4% in equity investments. Our average portfolio company investment at fair value was approximately $4.3 million. Our largest portfolio company investment based on fair value was approximately 19.3% of our portfolio and our five largest portfolio company investments based on fair value comprised approximately 38.5% of our portfolio at September 30, 2026.

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

The industry composition of our portfolio at fair value at September 30, 2026 was as follows:

Industry	Percent of Total Investments
Diversified Financial Services	21.4%
Software	13.0%
Professional Services	11.6%
Internet Software and Services	7.9%
Diversified Consumer Services	5.4%
IT Services	4.8%
Technology Hardware, Storage and Peripherals	3.6%
Automobiles	3.5%
Trading Companies and Distributors	3.2%
Health Care Technology	3.0%
Construction and Engineering	2.7%
Paper and Forest Products	2.6%
Capital Markets	2.5%
Aerospace and Defense	2.3%
Wireless Telecommunication Services	1.8%
Electrical Equipment	1.5%
Media	1.3%
Real Estate Management and Development	1.3%
Specialty Retail	1.2%
Life Sciences Tools and Services	1.0%
Machinery	1.0%
Other	3.4%
Total	100.0%

The composition of our investment portfolio by level of control as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026		December 31, 2025
Level of Control	Cost	Fair Value	Cost	Fair Value
Non-controlled, non-affiliated investments	$489,208,158	$404,445,346	$1,425,285,902	$1,360,801,852
Non-controlled, affiliated investments	106,815,228	34,319,580	101,284,695	34,821,907
Controlled investments	97,344,630	104,769,514	151,475,599	137,678,713
Total investments	$693,368,016	$543,534,440	$1,678,046,196	$1,533,302,472

The investments that were on non-accrual as of September 30, 2026 were as follows:

Issuer	Instrument	Cost	Fair Value
BW Holding, Inc. (Brook & Whittle)	First Lien Term Loan	$16,906,861	$2
Emerald Technologies (U.S.) AcquisitionCo, Inc.	First Lien Term Loan	(4,180)	168,629
Emerald Technologies (U.S.) AcquisitionCo, Inc.	Sr Secured Revolver	(21,368)	(9,660)
Gordon Brothers Finance Company	Unsecured Debt	10,575,543	127,490
Gordon Brothers Finance Company	Preferred Stock	—	—
GoTab, Inc. (Fishbowl)	Promissory Note	2,549,056	2,332,841
Hylan Intermediate Holding II, LLC	First Lien Term Loan	11,575,692	2,728,379
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2A Term Loan	3,131,296	—
Infinite Commerce Holdings LLC (Razor)	2nd Lien 2B Term Loan	1,408,812	—
Infinite Commerce Holdings LLC (Razor)	2nd Lien 3B Term Loan	15,762,324	2
Pluralsight, Inc.	First Lien Term Loan	9,666,639	1
PVHC Holding Corp.	First Lien Term Loan	2,283,078	599,693
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	5,947,289	3,883,580
SellerX Germany GMBH & Co. KG (Germany)	First Lien Term Loan	6,823,483	4,455,734
Streamland Media Midco LLC	Sr Secured Revolver	1,053	87
Streamland Media Midco LLC	First Lien First Out Term Loan	7,460	617
Streamland Media Midco LLC	First Lien Last Out Term Loan	(28)	—
Terraboost Media Operating Company, LLC	First Lien Term Loan	5,772,482	3,498,281
TVG-Edmentum Holdings, LLC	Series C-2 Preferred Units	6,128,156	753,466
Total debt and preferred equity investments on non-accrual		$98,513,648	$18,539,142

The weighted average effective yield of our debt portfolio based on fair value was 11.1% at September 30, 2026 and 11.1% at December 31, 2025, excluding non-accrual and non-income producing loans. The weighted average effective yield of our total portfolio based on fair value was 9.4% at September 30, 2026 and 10.2% at December 31, 2025. At September 30, 2026, 88.0% of debt investments in our portfolio bore interest based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”), Canadian Overnight Repo Rate Average (“CORRA”), the Federal Funds Rate or the Prime Rate, and 12.0% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 89.0% at September 30, 2026. Debt and preferred equity investments in twelve portfolio companies were on non-accrual status as of September 30, 2026, representing 3.4% of the portfolio at fair value and 14.2% at cost. At December 31, 2025, 94.2% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate, and 5.8% bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.1% at December 31, 2025. Debt and preferred equity investments in fourteen portfolio companies were on non-accrual status as of December 31, 2025, representing 4.0% of the portfolio at fair value and 9.7% at cost.

Results of operations

Investment income

Investment income totaled $28.5 million and $50.5 million, respectively, for the three months ended September 30, 2026 and 2025, of which $27.4 million and $48.9 million were attributable to interest and fees on our debt investments, $1.0 million and $1.6 million to dividend income primarily from our investments in 36th Street and Ohio Transmission Corp., and $0.1 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $6.5 million and $2.4 million of non-recurring income related to prepayments and $0.0 million and $0.1 million in amendment fees for the three months ended September 30, 2026 and 2025, respectively. The decrease in investment income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily reflects a decrease in portfolio size as a result of the sale of assets in the Continuation Vehicle Transaction and a decrease in interest income due to lower SOFR rates during the three months ended September 30, 2026.

Investment income totaled $111.1 million and $157.9 million, respectively, for the nine months ended September 30, 2026 and 2025, of which $106.4 million and $151.6 million were attributable to interest and fees on our debt investments, $4.7 million and $6.3 million to dividend income primarily from our investments in 36th Street and Ohio Transmission Corp., and $0.0 million and $0.0 million to other income, respectively. Included in interest and fees on our debt investments were $9.7 million and $5.3 million of non-recurring income related to prepayments and $3.3 million and $1.1 million in amendment fees for the nine months ended September 30, 2026 and 2025, respectively. The decrease in investment income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily reflects a decrease in portfolio size as a result of the sale of assets in the Continuation Vehicle Transaction and a decrease in interest income due to lower SOFR rates during the nine months ended September 30, 2026.

Expenses

Total operating expenses for the three months ended September 30, 2026 and 2025 were $15.1 million and $23.2 million, respectively, comprised of $9.4 million and $16.8 million in interest expense and related fees, $3.0 million and $5.5 million in base management fees, $1.1 million and $0.8 million in professional fees, $0.6 million and $0.4 million in administrative expenses, and $1.0 million and $1.5 million in other expenses, respectively, offset by $0.0 million and $1.8 million in management fee waivers. The decrease in operating expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily reflects a decrease in interest expense as a result of lower debt outstanding and due to lower SOFR rates, and a decrease in management fees due to a decrease in the Company's management fee base during the three months ended September 30, 2026.

Total operating expenses for the nine months ended September 30, 2026 and 2025 were $61.1 million and $70.8 million, respectively, comprised of $40.4 million and $51.0 million in interest expense and related fees, $11.9 million and $16.5 million in base management fees, $3.3 million and $2.6 million in professional fees, $1.5 million and $1.6 million in administrative expenses, and $4.0 million and $4.6 million in other expenses, respectively, offset by $0.0 million and $5.5 million in management fee waivers. The decrease in operating expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily reflects a decrease in interest expense as a result of lower debt outstanding and due to lower SOFR rates, and a decrease in management fees as a result of a smaller average portfolio, partially offset by an absence of management fee waivers during the nine months ended September 30, 2026.

Net investment income

Net investment income was $13.4 million and $27.3 million, respectively, for the three months ended September 30, 2026 and 2025. The decrease in net investment income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily reflects the decrease in total investment income, partially offset by a decrease in expenses during the three months ended September 30, 2026.

Net investment income was $50.0 million and $87.1 million, respectively, for the nine months ended September 30, 2026 and 2025. The decrease in net investment income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily reflects the decrease in total investment income, partially offset by a decrease in expenses during the nine months ended September 30, 2026.

Net realized and unrealized gain or loss

Net realized gain (loss) on investments and foreign currency for the three months ended September 30, 2026 and 2025 was $(74.5) million and $(97.0) million, respectively. Net realized gain (loss) on investments and foreign currency for the three months ended September 30, 2026 includes $(73.4) million from non-controlled, non-affiliated investments, $(2.0) million from non-controlled, affiliated investments, and $0.9 million from controlled investments. Net realized gain (loss) on investments and foreign currency for the three months ended September 30, 2025 includes $(77.7) million from non-controlled, non-affiliated investments, $(4.1) million from non-controlled, affiliated investments, and $(15.2) million from controlled investments. Net realized loss on investments and foreign currency for the three months ended September 30, 2026 was comprised primarily of $63.7 million in losses from the Continuation Vehicle Transaction, and $4.2 million and $3.8 million in losses from the disposition of our investments in Paramount and Emerald, respectively, offset by $4.7 million in gains from the disposition of our investments in Domo. Net realized loss for the three months ended September 30, 2025 was comprised primarily of a $72.6 million loss from the restructuring of our investment in Razor and $13.2 million, $4.1 million, $3.9 million, and $2.0 million in losses from the disposition of our investments in Conergy, Iracore, INH Buyer, and Conventional Lending, respectively.

Net realized gain (loss) on investments and foreign currency for the nine months ended September 30, 2026 and 2025 was $(122.0) million and $(204.3) million, respectively. Net realized gain (loss) on investments and foreign currency for the nine months ended September 30, 2026 includes $(99.5) million from non-controlled, non-affiliated investments, $(2.0) million from non-controlled, affiliated investments, and $(20.5) million from controlled investments. Net realized gain (loss) on investments and foreign currency for the nine months ended September 30, 2025 includes $(185.0) million from non-controlled, non-affiliated investments, $(4.1) million from non-controlled, affiliated investments, and $(15.2) million from controlled investments. Net realized loss on investments and foreign currency for the nine months ended September 30, 2026 was comprised primarily of $63.7 million in losses from the Continuation Vehicle Transaction, $19.1 million, $11.5 million, $9.1 million, and $4.6 million in losses from the restructuring of our investments in Alpine, Fishbowl, AutoAlert, and Suited Connector, respectively, and $4.2 million and $3.8 million in losses from the disposition of our investments in Paramount and Emerald, respectively, offset by $4.7 million in gains from the disposition of our investments in Domo. Net realized loss for the nine months ended September 30, 2025 was comprised primarily of $72.6 million, $24.6 million, $22.5 million, $11.5 million and $10.7 million in losses from the restructuring of our investments in Razor, Seller X, Khoros, InMoment and Homerenew Buyer, and $24.5 million, $13.2 million and $11.5 million in losses from the disposition of our investments in Securus and Conergy, respectively.

For the three months ended September 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $(4.3) million and $94.1 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2026 includes $(3.1) million from non-controlled, non-affiliated investments, $(2.0) million from non-controlled, affiliated investments, and $0.8 million from controlled investments. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2025 includes $79.4 million from non-controlled, non-affiliated investments, $0.9 million from non-controlled, affiliated investments, and $13.8 million from controlled investments. The change in net unrealized depreciation for the three months ended September 30, 2026 primarily reflects an $11.5 million unrealized loss on our investment in Job and Talent, a $6.9 million reversal of previously recognized unrealized gains from the disposition of our investment in Domo, and a $2.5 million reversal of previously recognized unrealized gains from the disposition of our investment in Thras.io, partially offset by an $8.3 million reversal of previously recognized unrealized losses from disposition of our investments in the Continuation Vehicle Transaction, and $5.7 million and $4.7 million reversals of previously recognized unrealized losses from the disposition of our investments in Paramount and Emerald, respectively. The change in net unrealized appreciation for the three months ended September 30, 2025 primarily reflects $74.6 million reversal of previously recognized unrealized loss from the restructuring of our investment in Razor, $13.2 million, $4.9 million, $3.7 million, and $2.8 million reversals of previously recognized unrealized losses from the disposition of our investments in Conergy, INH Buyer, Iracore and Conventional Lending, respectively, and $7.3 million and $2.3 million in gains on our investments in NEP and Domo, respectively, partially offset by a $6.9 million unrealized loss on our investment in Alpine, a $1.5 million unrealized loss on our investment in Fishbowl, a $1.4 million unrealized loss on our investment in Pluralsight, a $1.3 million unrealized loss on our investment in SellerX, and a $1.3 million unrealized loss on our investment in Paramount.

For the nine months ended September 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $(5.1) million and $146.5 million, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2026 includes $(20.2) million from non-controlled, non-affiliated investments, $(6.1) million from non-controlled, affiliated investments, and $21.2 million from controlled investments. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2025 includes $146.2 million from non-controlled, non-affiliated investments, $(1.4) million from non-controlled, affiliated investments, and $1.7 million from controlled investments. The change in net unrealized depreciation for the nine months ended September 30, 2026 primarily reflects a $19.6 million unrealized loss on our investment in Job and Talent, a $7.8 million reversal of previously recognized unrealized gains on disposition of our investment in Domo, a $7.6 million unrealized loss on our investment in Pluralsight, partially offset by $16.6 million, $12.1 million, $8.1 million, and $4.5 million reversals of previously recognized unrealized losses from the restructuring of our investments in Alpine, Fishbowl, AutoAlert and Suited Connector, respectively, an $8.3 million reversal of previously recognized unrealized losses on the Continuation Vehicle Transaction, and $5.1 million and $4.0 million reversals of previously recognized unrealized losses on disposition of our investments in Emerald and Paramount, respectively. The change in net unrealized appreciation for the nine months ended September 30, 2025 primarily reflects $64.5 million, $21.9 million, $17.5 million, $8.3 million and $6.7 million reversals of previously recognized unrealized losses from the restructuring of our investments in Razor, Khoros, SellerX, Homerenew Buyer and InMoment, respectively, $23.9 million, $12.9 million and $7.5 million reversals of previously recognized unrealized losses from the disposition of our investments in Securus, Conergy and CIBT, respectively, $10.8 million and $4.9 million in gains on our investments in Job and Talent and Domo, respectively, partially offset by a $13.3 million unrealized loss on our investment in Alpine, an $8.1 million unrealized loss on our investment in Brook & Whittle, a $5.4 million unrealized loss on our investment in 36th Street Capital, a $4.8 million unrealized loss on our investment in Pluralsight and a $4.3 million unrealized loss on our investment in AutoAlert.

Incentive compensation

No incentive fees were accrued for three and nine months ended September 30, 2026 and 2025 as a result of the Company's cumulative total return not exceeding the total return hurdle.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred for the nine months ended September 30, 2026.

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

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(66.8) million and $24.4 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in net assets resulting from operations during the three months ended September 30, 2026 was primarily due to lower net investment income, higher net realized and unrealized losses, and the $1.3 million realized loss on extinguishment of debt compared to the three months ended September 30, 2025. Realized loss on extinguishment of debt primarily reflects the write-off of unamortized deferred debt issuance costs, unpaid contractual interest expenses, and legal fees associated with the termination of the Operating Facility in connection with the Continuation Vehicle Transaction.

The net increase (decrease) in net assets applicable to common shareholders resulting from operations was $(81.3) million and $29.4 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in net assets resulting from operations during the nine months ended September 30, 2026 was primarily due to lower net investment income, higher net realized and unrealized losses, and the $4.2 million realized loss on extinguishment of debt compared to the nine months ended September 30, 2025. Realized loss on extinguishment of debt primarily reflects the write-off of unamortized deferred debt issuance costs, unpaid contractual interest expenses, and legal fees associated with the terminations of the Operating Facility, Funding Facility II and the SBA Debentures.

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

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net investment income	$13,365,582	0.16	$27,281,273	0.32	$49,984,855	0.60	$87,078,617	1.02
Less: Purchase accounting discount amortization	836,279	0.01	1,645,031	0.02	2,376,818	0.03	4,440,925	0.05
Adjusted net investment income	$12,529,303	0.15	$25,636,242	0.30	$47,608,037	0.57	$82,637,692	0.97

Net realized and unrealized gain (loss)	$(80,119,162)	(0.96)	$(2,911,561)	(0.03)	$(131,290,535)	(1.57)	$(57,720,901)	(0.68)
Less: Realized gain (loss) due to the allocation of purchase discount	425,666	0.01	5,849,398	0.07	4,540,049	0.05	12,535,085	0.15
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(1,261,945)	(0.02)	(7,494,429)	(0.09)	(6,916,867)	(0.08)	(16,976,010)	(0.20)
Adjusted net realized and unrealized gain (loss)	$(79,282,883)	(0.95)	$(1,266,530)	(0.01)	$(128,913,717)	(1.54)	$(53,279,976)	(0.63)

Net increase (decrease) in net assets resulting from operations	$(66,753,580)	(0.80)	$24,369,712	0.29	$(81,305,680)	(0.97)	$29,357,716	0.35
Less: Purchase accounting discount amortization	836,279	0.01	1,645,031	0.02	2,376,818	0.03	4,440,925	0.05
Less: Realized gain (loss) due to the allocation of purchase discount	425,666	0.01	5,849,398	0.07	4,540,049	0.05	12,535,085	0.15
Less: Net change in unrealized appreciation (depreciation) due to the allocation of purchase discount	(1,261,945)	(0.02)	(7,494,429)	(0.09)	(6,916,867)	(0.08)	(16,976,010)	(0.20)
Adjusted net increase (decrease) in net assets resulting from operations	$(66,753,580)	(0.80)	$24,369,712	0.29	$(81,305,680)	(0.97)	$29,357,716	0.35

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

On February 27, 2024, the Board of Directors approved a new dividend reinvestment plan (the “DRIP”) for the Company. The DRIP was effective as of March 18, 2024, and will apply to the reinvestment of cash distributions with a record date after March 18, 2024. Under the DRIP, shareholders will automatically receive cash dividends and distributions unless they “opt in” to the DRIP and elect to have their dividends and distributions reinvested in additional shares of the Company’s common stock. Notwithstanding the foregoing, the former shareholders of BCIC that participated in the BCIC dividend reinvestment plan at the time of the Merger have been automatically enrolled in the Company’s DRIP and will have their shares reinvested in additional shares of the Company’s common stock on future distributions, unless they “opt out” of the DRIP. For the nine months ended September 30, 2026, approximately $1.3 million of cash distributions were reinvested for electing Participants through purchase of shares in the open market in accordance with the terms of the DRIP.

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

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Shares Repurchased	661,803	69,446
Price Per Share *	$4.34	$6.68
Total Cost	$2,871,849	$464,080

* Weighted-average price per share

Total leverage outstanding and available under the combined Leverage Program at September 30, 2026 were as follows:

	Maturity	Rate		Carrying Value (1)	Available	Total Capacity
Merger Sub Facility(2)	2028	SOFR+2.00%	(3)	$6,893,706	$258,106,294	$265,000,000	(4)
2029 Notes ($325 million par)	2029	6.95%		322,916,348	—	322,916,348
Total leverage				329,810,054	$258,106,294	$587,916,348
Unamortized issuance costs				(3,431,843)
Debt, net of unamortized issuance costs				$326,378,211

(1)
Except for the 2029 Notes, all carrying values are the same as the principal amounts outstanding.
(2)
Debt assumed by the Company as a result of the Merger with BCIC.
(3)
The applicable margin for SOFR-based borrowings, EURIBOR-based borrowings and CORRA-based borrowings could be either 1.75% or 2.00% depending on a ratio of the borrowing base to certain committed indebtedness. If Merger Sub elects to borrow based on the alternate base rate, the applicable margin could be either 0.75% or 1.00% depending on a ratio of the borrowing base to certain committed indebtedness. As of September 30, 2026, $0 million of the outstanding amount was subject to a SOFR credit adjustment of 0.10%. $2.9 million of the outstanding amount bore interest at a rate of EURIBOR + 2.00%. $4.0 million of the outstanding amount bore interest at a rate of CORRA + 2.00% with a credit adjustment of 0.30%.
(4)
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

Effective November 7, 2018, the Company’s Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our Board of Directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier shareholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on November 7, 2019. On February 8, 2019, the shareholders of the Company approved the Asset Coverage Ratio Election, and, as a result, effective on February 9, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2026, the Company’s asset coverage ratio was 241.0%.

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

Net cash provided by operating activities during the nine months ended September 30, 2026 was $547.3 million, consisting primarily of the settlement of dispositions of investments (net of acquisitions) of $508.1 million and $39.2 million in net investment income (net of non-cash income and expenses).

Net cash used by financing activities was $355.2 million during the nine months ended September 30, 2026, consisting primarily of $387.2 million in net credit facility paydowns, $325.0 million in repayment of 2026 Notes, $42.8 million in dividends paid to common shareholders and $2.9 million in repurchases of shares.

At September 30, 2026, we had $253.1 million in cash and cash equivalents.

The Merger Sub Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents, and is subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 150% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Unfavorable economic conditions may result in a decrease in the value of our investments, which would affect both the asset coverage ratios and the value of the collateral securing the Merger Sub Facility, and may therefore impact our ability to borrow under the Merger Sub Facility. In addition to regulatory restrictions that restrict our ability to raise capital, the Leverage Program contains various covenants which, if not complied with, could accelerate repayment of debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations. At September 30, 2026, we were in compliance with all financial and operational covenants required by the Leverage Program.

Unfavorable economic conditions, while potentially creating attractive opportunities for us, may decrease liquidity and raise the cost of capital generally, which could limit our ability to renew, extend or replace the Leverage Program on terms as favorable as are currently included therein. If we are unable to renew, extend or replace the Leverage Program upon the various dates of maturity, we expect to have sufficient funds to repay the outstanding balances in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Unfavorable economic conditions may limit our ability to raise capital or the ability of the companies in which we invest to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The Merger Sub Facility and the 2029 Notes mature in September 2028 and May 2029, respectively. Any inability to renew, extend or replace the Leverage Program could adversely impact our liquidity and ability to find new investments or maintain distributions to our shareholders.

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

The following tables summarize dividends declared for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2026	March 17, 2026	March 31, 2026	Regular	$0.17	$14,318,949	$368,016
May 7, 2026	June 16, 2026	June 30, 2026	Regular	$0.17	$14,263,472	$642,132
August 6, 2026	September 16, 2026	September 30, 2026	Regular	$0.17	$14,263,472	$317,557
				$0.51	$42,845,893	$1,327,705

(1)
Dividends reinvested through purchase of shares in the open market.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested Amount(1)
February 27, 2025	March 17, 2025	March 31, 2025	Regular	$0.25	$21,269,324	$1,164,696
February 27, 2025	March 17, 2025	March 31, 2025	Special	$0.04	$3,403,092	$186,351
May 8, 2025	June 16, 2025	June 30, 2025	Regular	$0.25	$21,259,430	$399,000
May 8, 2025	June 16, 2025	June 30, 2025	Special	$0.04	$3,401,509	$63,840
August 7, 2025	September 16, 2025	September 30, 2025	Regular	$0.25	$21,258,866	$572,063
August 7, 2025	September 16, 2025	September 30, 2025	Special	$0.04	$3,401,419	$91,530
				$0.87	$73,993,640	$2,477,480

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2026, 88.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 98.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2026 statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure.

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$12,928,457	$0.15
Up 200 basis points	8,618,971	0.10
Up 100 basis points	4,309,486	0.05
Down 100 basis points	(4,306,861)	(0.05)
Down 200 basis points	(8,461,645)	(0.10)
Down 300 basis points	(12,263,338)	(0.15)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Delays in reinvesting the proceeds from the Continuation Vehicle Transaction and/or re-levering our portfolio could reduce our investment income and distributions.

As a result of the Continuation Vehicle Transaction, the Company has significantly reduced the size of its investment portfolio and the amount of deployed leverage. If we do not timely redeploy into new investments and/or efficiently re-lever to long-term target levels, our investment income and, in turn, our results of operations will likely be materially adversely affected. Based on the magnitude of the reduction in our investment portfolio and leverage, it could take some time to reinvest due to market conditions, the ongoing strategic alternatives review, and the general time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies. During this period, we may invest proceeds in temporary investments which we expect will earn yields lower than we seek to receive in respect of privately originated investments and which may be subject to increased price volatility. As a result of the reduced investment portfolio and leverage, and until proceeds are redeployed and leverage returns to target levels, distributions paid may be substantially lower and/or may be funded from retained earnings or sources other than income (i.e., represent a return of capital).

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Shares Repurchased	661,803	69,446
Price Per Share *	$4.34	$6.68
Total Cost	$2,871,849	$464,080

* Weighted-average price per share

Item 3: Default Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Price Range of Common Stock

Our common stock began trading on April 5, 2012 and is currently traded on The NASDAQ Global Select Market under the symbol “TCPC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of ending net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first three quarters of the year ended December 31, 2026 and for each fiscal quarter in the years ended December 31, 2025 and December 31, 2024. On September 30, 2026, the reported closing price of our common stock was $4.00 per share.

				Premium/ (Discount)	Premium/ (Discount)
		Stock Price		of High Sales Price	of Low Sales Price
	NAV(1)	High(2)	Low(2)	to NAV (3)	to NAV (3)	Declared Distributions
Fiscal Year ended December 31, 2026
First Quarter	$6.72	$5.89	$3.44	(12.4)%	(48.8)%	$0.17
Second Quarter	$6.58	$4.39	$3.14	(33.3)%	(52.3)%	$0.17
Third Quarter	$5.61	$4.21	$3.13	(25.0)%	(44.2)%	$0.17
Fiscal Year ended December 31, 2025
First Quarter	$9.18	$9.45	$7.72	2.9%	(15.9)%	$0.29
Second Quarter	$8.71	$8.05	$6.47	(7.6)%	(25.7)%	$0.29
Third Quarter	$8.71	$7.90	$6.12	(9.3)%	(29.7)%	$0.29
Fourth Quarter	$7.07	$6.19	$5.30	(12.4)%	(25.0)%	$0.25
Fiscal Year ended December 31, 2024
First Quarter	$11.14	$11.99	$9.90	7.6%	(11.1)%	$0.34
Second Quarter	$10.20	$11.48	$9.93	12.5%	(2.7)%	$0.34
Third Quarter	$10.11	$11.02	$8.08	9.0%	(20.1)%	$0.34
Fourth Quarter	$9.23	$9.54	$7.80	3.4%	(15.5)%	$0.44

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

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airports Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

BlackRock TCP Capital Corp.

Date: November 5, 2026	By:	/s/ Jason Mehring
	Name:	Jason Mehring
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)